Form 10-Q
period 2011-03-31
Apollo Global Management LLC
filed 2011-05-12
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-35107

APOLLO GLOBAL MANAGEMENT, LLC

(Exact name of Registrant as specified in its charter)

Delaware	20-8880053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor

New York, New York 10019

(Address of principal executive offices) (Zip Code)

(212) 515-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 12, 2011 there were 121,721,490 Class A shares and 1 Class B shares outstanding.

Forward-Looking Statements

This quarterly report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, capital markets or real estate funds, market conditions, generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors.” In the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933 on March 30, 2011, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

In this quarterly report, references to “Apollo,” “we,” “us,” “our” and the “company” refer collectively to Apollo Global Management, LLC and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries.

“Apollo funds” and “our funds” refer to the funds, alternative asset companies and other entities that are managed by the Apollo Operating Group. “Apollo Operating Group” refers to:

(i)	the limited partnerships through which our managing partners currently operate our businesses and ;

(ii)	one or more limited partnerships formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”

“AMH” refers to Apollo Management Holdings, L.P., a Delaware limited partnership owned by APO Corp. and Holdings. “APO Corp.” refers to APO Corp., a Delaware corporation and a wholly-owned subsidiary of Apollo Global Management, LLC. “Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our managing partners and our contributing partners hold their Apollo Operating Group units; “managing partners” refers to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals; “our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our managing partners.

“AAA” refers to AP Alternative Assets, L.P., a Guernsey limited partnership that generally invests alongside certain of our private equity funds and directly in certain of our capital markets funds and in other transactions that we sponsor and manage; the common units of AAA are listed on NYSE Euronext in Amsterdam, which we refer to as “Euronext Amsterdam”; “AAA Investments” refers to AAA Investments, L.P., a Guernsey limited partnership through which AAA’s investments are made.

Assets Under Management,” or “AUM,” refers to the assets we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our capital markets funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations), plus used or available leverage and/or capital commitments;

(iii)	the gross asset values of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio vehicles;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other assets that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

Fee-generating AUM consists of assets that we manage and on which we earn management fees or monitoring fees pursuant to management agreements on a basis that varies among the Apollo funds.

Management fees are normally based on “net asset value,” “gross assets,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees for AUM purposes are based on the total value of certain structured portfolio vehicle investments, which normally include leverage, less any portion of such total value that is already considered in fee-generating AUM.

Non-fee generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following: (a) fair value above invested capital for those funds that earn management fees based on invested capital, (b) net asset values related to general partner and co-investment ownership, (c) unused credit facilities, (d) available commitments on those funds that generate management fees on invested capital and (e) structured portfolio vehicle investments that do not generate monitoring fees. We use non-fee generating AUM combined with fee generating AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income.

Our AUM measure includes assets under management for which we charge either no or nominal fees. Our definition of AUM is not based on any definition of assets under management contained in our operating agreement or in any of our Apollo fund management agreements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(dollars in thousands, except share data)

	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$459,844	$382,269
Restricted cash	6,641	6,563
Investments	2,145,515	1,920,553
Assets of consolidated variable interest entities
Cash and cash equivalents	64,373	87,556
Investments, at fair value	716,705	1,342,611
Other assets	14,095	36,754
Carried interest receivable	2,233,660	1,867,073
Due from affiliates	127,246	144,363
Fixed assets, net	42,566	44,696
Deferred tax assets	561,525	571,325
Other assets	32,654	35,141
Goodwill	48,894	48,894
Intangible assets, net	61,321	64,574

Total Assets	$6,515,039	$6,552,372

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$31,747	$31,706
Accrued compensation and benefits	65,908	54,057
Deferred revenue	267,848	251,475
Due to affiliates	505,901	517,645
Profit sharing payable	845,819	678,125
Debt	751,180	751,525
Liabilities of consolidated variable interest entities
Debt, at fair value	723,232	1,127,180
Other liabilities	49,580	33,545
Other liabilities	26,157	25,695

Total Liabilities	3,267,372	3,470,953

Commitments and Contingencies (see note 12)

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 99,471,490 shares and 97,921,232 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid in capital	2,156,441	2,078,890
Accumulated deficit	(1,908,707)	(1,937,818)
Appropriated partners’ capital	14,151	11,359
Accumulated other comprehensive income (loss)	(1,104)	(1,529)

Total Apollo Global Management, LLC shareholders’ equity	260,781	150,902
Non-Controlling Interests in consolidated entities	1,744,920	1,888,224
Non-Controlling Interests in Apollo Operating Group	1,241,966	1,042,293

Total Shareholders’ Equity	3,247,667	3,081,419

Total Liabilities and Shareholders’ Equity	$6,515,039	$6,552,372

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Advisory and transaction fees from affiliates	$19,416	$11,069
Management fees from affiliates	118,150	103,804
Carried interest income from affiliates	558,776	108,721

Total Revenues	696,342	223,594

Expenses:
Compensation and benefits:
Equity-based compensation	283,607	273,646
Salary, bonus and benefits	72,069	59,770
Profit sharing expense	217,085	38,516
Incentive fee compensation	10,159	2,945

Total Compensation and Benefits	582,920	374,877
Interest expense	10,882	10,822
Professional fees	17,361	12,865
General, administrative and other	16,607	14,513
Placement fees	539	3,861
Occupancy	7,226	5,447
Depreciation and amortization	6,046	6,105

Total Expenses	641,581	428,490

Other Income:
Net gains from investment activities	157,929	111,721
Net gains from investment activities of consolidated variable interest entities	17,088	19,167
Income from equity method investments	21,826	7,880
Interest income	258	362
Other income (loss), net	8,063	(3,358)

Total Other Income	205,164	135,772

Income (loss) before income tax provision	259,925	(69,124)
Income tax provision	(8,820)	(4,055)

Net Income (Loss)	251,105	(73,179)
Net (income) loss attributable to Non-Controlling Interests	(212,949)	12,497

Net Income (Loss) Attributable to Apollo Global Management, LLC	$38,156	$(60,682)

Dividends Declared per Class A Share	$0.17	$—

Net Income (Loss) Per Class A Share:
Net Income (Loss) Per Class A Share – Basic and Diluted	$0.33	$(0.63)

Weighted Average Number of Class A Shares – Basic and Diluted	98,215,736	95,784,872

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Net Income (Loss)	$251,105	$(73,179)
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $40 and $2,193 for Apollo Global Management, LCC and $0 for Non-Controlling Interests in Apollo Operating Group for both the three months ended March 31, 2011 and 2010, respectively)	1,727	4,271
Net loss on available-for-sale securities (from equity method investment)	(49)	—

Total Other Comprehensive Income, net of tax	1,678	4,271

Comprehensive Income (Loss)	252,783	(68,908)
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(211,410)	9,041

Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$41,373	$(59,867)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid-In Capital	Accumu- lated Deficit	Appro- priated Partners Capital	Accumu- lated Other Compre- hensive (Loss) Income	Apollo Global Manage- ment, LLC Total Share- holders’ Deficit	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Apollo Operating Group	Total Share- holders’ Equity
Balance at January 1, 2010	95,624,541	1	$1,729,593	$(2,029,541)	$—	$(4,088)	$(304,036)	$1,283,262	$319,884	$1,299,110
Transition adjustment relating to consolidation of variable interest entity	—	—	—	—	—	—	—	411,885	—	411,885
Capital increase related to equity-based compensation	—	—	88,176	—	—	—	88,176	—	184,630	272,806
Cash distributions	—	—	—	—	—	—	—	(3,186)	—	(3,186)
Distributions related to deliveries of Class A shares for RSUs	721,491	—	—	(773)	—	—	(773)	—	—	(773)
Non-cash distributions	—	—	—	—	—	—	—	(382)	—	(382)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(4,605)	—	—	—	(4,605)	4,605	—	—
Satisfaction of liability related to AAA RDUs	—	—	6,099	—	—	—	6,099	—	—	6,099
Net (loss) income	—	—	—	(60,682)	—	—	(60,682)	131,142	(143,639)	(73,179)
Net unrealized gain on interest rate swaps, net of taxes of $2,193 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively	—	—	—	—	—	815	815	—	3,456	4,271

Balance at March 31, 2010	96,346,032	1	$1,819,263	$(2,090,996)	$—	$(3,273)	$(275,006)	$1,827,326	$364,331	$1,916,651

Balance at January 1, 2011	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419
Capital increase related to equity-based compensation	—	—	100,126	—	—	—	100,126	—	183,222	283,348
Cash distributions	—	—	—	—	—	—	—	(303,978)	—	(303,978)
Dividends	—	—	(19,905)	—	—	—	(19,905)	—	(40,800)	(60,705)
Distributions related to deliveries of Class A shares for RSUs	1,550,258	—	—	(9,045)	—	—	(9,045)	—	—	(9,045)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,515)	—	—	—	(6,515)	6,515	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net income	—	—	—	38,156	2,792	—	40,948	154,159	55,998	251,105
Net unrealized gain on interest rate swaps, net of taxes of $40 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively	—	—	—	—	—	474	474	—	1,253	1,727
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(49)	(49)	—	—	(49)

Balance at March 31, 2011	99,471,490	1	$2,156,441	$(1,908,707)	$14,151	$(1,104)	$260,781	$1,744,920	$1,241,966	$3,247,667

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$251,105	$(73,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	283,607	273,646
Depreciation	2,793	2,929
Amortization of intangible assets	3,253	3,176
Amortization of debt issuance costs	43	28
Gain from investment in HFA	(17,829)	—
Income from equity method investments	(21,826)	(7,880)
Waived management fees	(7,739)	(7,315)
Non-cash compensation related to waived management fees	7,739	7,315
Deferred taxes, net	10,926	2,692
Loss on assets held for sale	571	—
Changes in assets and liabilities:
Carried interest receivable	(366,587)	(23,371)
Due from affiliates	17,342	9,166
Other assets	(458)	140
Accounts payable and accrued expenses	1,380	1,361
Accrued compensation and benefits	15,437	15,099
Deferred revenue	16,373	(14,259)
Due to affiliates	(14,296)	(71)
Profit sharing payable	167,694	22,627
Other liabilities	1,062	524
Apollo Funds related:
Net realized losses from investment activities	15,044	633
Net unrealized gains from investment activities	(172,247)	(133,053)
Net realized gains on debt	(41,819)	(998)
Net unrealized losses on debt	49,944	10,714
Change in cash held at consolidated variable interest entities	23,183	—
Purchases of investments	(342,097)	(57,812)
Sales of investments	985,107	58,844
Change in other assets	22,643	7,953
Change in other liabilities	16,035	(3,781)

Net Cash Provided by Operating Activities	906,383	95,128

Cash Flows from Investment Activities:
Purchases of fixed assets	(2,821)	(929)
Proceeds from disposals of fixed assets	250	—
Purchase of investments in HFA (see note 3)	(52,069)	—
Cash paid for business acquisition	—	(1,350)
Cash contributions to equity method investments	(12,366)	(2,492)
Cash distributions from equity method investments	21,855	5,869
Change in restricted cash	(78)	214

Net Cash (Used in) Provided by Investing Activities	$(45,229)	$1,312

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Financing Activities:
Principal repayments on debt	$(345)	$(459)
Distributions related to deliveries of Class A shares for RSUs	(9,045)	(773)
Distributions to Non-Controlling Interests in consolidated entities	(3,055)	(3,186)
Dividends paid to Non-Controlling Interests in Apollo Operating Group	(40,800)	—
Dividends paid	(17,354)	—
Apollo Funds related:
Principal repayment of term loans	(412,057)	(13,445)
Distributions to Non-Controlling Interests in consolidated entities	(300,923)	—

Net Cash Used in Financing Activities	(783,579)	(17,863)

Net Increase in Cash and Cash Equivalents	77,575	78,577
Cash and Cash Equivalents, Beginning of Period	382,269	366,226

Cash and Cash Equivalents, End of Period	$459,844	$444,803

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,128	$11,426
Interest paid by consolidated variable interest entities	5,446	2,774
Income taxes paid	1,903	1,113
Supplemental Disclosure of Non-Cash Investment Activities:
Change in accrual for purchase of fixed assets	1,337	876
Non-cash contributions on equity method investments	2,901	—
Non-cash distributions on equity method investments	(225)	—
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash dividends	(2,551)	—
Non-cash distributions to Non-Controlling Interests in consolidated entities	—	(382)
Non-cash contributions to Non-Controlling Interests related to equity-based compensation	183,222	184,630
Unrealized gain on interest rate swaps attributable to Non-Controlling Interests in Apollo Operating Group, net of taxes	1,253	3,456
Satisfaction of liability related to AAA RDUs	(3,845)	(6,099)
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	6,515	4,605
Net transfers of AAA ownership interest from AGM	(6,515)	(4,605)
Unrealized loss on available-for-sale securities (from equity method investment)	(49)	—
Unrealized gain on interest rate swaps	514	1,382
Deferred tax liability related to interest rate swaps	(40)	(567)
Capital increases related to equity-based compensation	100,126	88,176
Non-cash accrued compensation related to RDUs	259	674
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments	—	1,102,114
Other assets	—	28,789
Debt	—	(706,027)
Other liabilities	—	(12,991)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apollo Global Management, LLC and its consolidated subsidiaries (the “Company” or “Apollo”), is a global alternative asset manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage private equity, capital markets and real estate funds on behalf of pension and endowment funds, as well as other institutional and high net worth individual investors. For these investment and management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees for the investments made and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Capital markets—primarily invests in non-control debt and non-control equity investments, including distressed debt securities; and

•

Real estate—primarily invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. The Company may seek to sponsor additional real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but in which the Company has a controlling financial interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated statements of the Company for the year ended December 31, 2010 included in the Company’s prospectus dated March 29, 2011 filed with the Securities and Exchange Commission on March 30, 2011.

Reorganization of the Company

The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is wholly owned and controlled by Leon Black, Joshua Harris and Marc Rowan (the “Managing Partners”).

As of March 31, 2011, the Company owned, through three intermediate holding companies that include APO Corp. (“APO Corp”), a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC (“APO Asset”), a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC (“APO (FC)”), an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 29.3% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group as general partners.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and the contributing partners (the “Contributing Partners”) hold Apollo Operating Group Units (“AOG Units”) that represent 70.7% of the economic interests in the Apollo Operating Group as of March 31, 2011. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

Apollo also entered into an exchange agreement with Holdings that allows the partners in Holdings, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Apollo Operating Group, to exchange their AOG Units for the Company’s Class A shares on a one-for-one basis up to four times each year, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A limited partner must exchange one partnership unit in each of the ten Apollo Operating Group partnerships to effect an exchange for one Class A share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds in which the general partner is presumed to have control over them (e.g. AP Alternative Assets, L.P. (“AAA”)). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

Certain of our subsidiaries hold equity interests in and/or receive fees qualifying as variable interests from the funds that the Company manages. The amended consolidation rules require an analysis to determine whether (a) an entity in which Apollo holds a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would give it a controlling financial interest. When the VIE has qualified for the deferral of the amended consolidation rules in accordance with U.S. GAAP, the analysis is based on previous consolidation rules, which require an analysis to determine whether (a) an entity in which Apollo holds a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the variability of the entity.

Under both guidelines, the determination of whether an entity in which Apollo holds a variable interest is a VIE requires judgments which include determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, determining whether two or more parties’ equity interests should be aggregated, and determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. Under both guidelines, Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continuously. The consolidation analysis can generally be performed qualitatively. However, if it is not readily apparent whether Apollo is the primary beneficiary, a quantitative expected losses and expected residual returns calculation will be performed. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective Apollo fund may affect an entity’s status as a VIE or the determination of the primary beneficiary.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE. The use of these judgments has a material impact to certain components of Apollo’s condensed consolidated financial statements.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statement of financial condition.

Refer to additional disclosures regarding VIEs in note 4. Intercompany transactions and balances, if any, have been eliminated in the consolidation.

Equity Method Investments—For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of these entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the condensed consolidated statements of operations. The carrying amounts of equity method investments are reflected in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities are at fair value.

Non-Controlling Interest—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 70.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 98% ownership interest held by limited partners in AAA as of March 31, 2011. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

The authoritative guidance for Non-Controlling Interests in the condensed consolidated financial statements requires reporting entities to present Non-Controlling Interest as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of shareholders’ equity on the company’s condensed consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributed to the Non-Controlling Interest holders on the company’s condensed consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the company’s condensed consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

Revenues—Revenues are reported in three separate categories that include (i) management fees from affiliates, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; (ii) advisory and transaction fees from affiliates, which relate to the investments of the funds and may include individual monitoring agreements with the portfolio companies and debt investment vehicles of the private equity funds and capital markets funds; and (iii) carried interest income (loss) from affiliates, which is normally based on the performance of the funds subject to preferred return.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Advisory and Transaction Fees from Affiliates—Advisory and transaction fees, including directors’ fees are recognized when the underlying services rendered are substantially completed in accordance with the terms of their transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to private equity fund transactions that are not consummated (“Broken Deal Costs”).

As a result of providing advisory services to certain private equity and capital markets portfolio companies, Apollo is entitled to receive fees for transactions related to the acquisition and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations. The amounts due from portfolio companies are included in “Due from Affiliates,” which is discussed further in note 11. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds is subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to Advisory and Transaction Fees from Affiliates in the condensed consolidated statements of operations.

Management Fees from Affiliates—Management fees for private equity funds, real estate funds and certain capital markets funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement. Management fees for private equity funds and certain capital markets funds are based upon a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments. For most capital markets funds, management fees are recognized in the period during which the related services are performed and are based upon net asset value, gross assets or as otherwise defined in the respective agreements.

Carried Interest Income from Affiliates—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on funds’ capital, depending upon performance. Performance-based fees are assessed as a percentage of the investment performance of the funds. The carried interest income from affiliates for any period is based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the condensed consolidated statements of financial condition. The net carried interest income may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to affiliates, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

Compensation and Benefits

The components of compensation and benefits have been expanded for the three month period ended March 31, 2010 to conform with the 2011 presentation.

Equity-Based Compensation—Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award of equity instruments generally be measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. The Company estimates forfeitures for equity-based awards that are not expected to vest. Equity based awards granted to non-employees for services provided to the affiliates are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.

Salaries, Bonus and Benefits—Salaries, bonus and benefits includes base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are accrued over the service period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

From time to time, the Company may assign profits interests received in lieu of management fees to certain investment professionals. Such assignments of profits interests are treated as compensation and benefits when assigned.

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2011 and 2010, respectively.

Profit Sharing Expense—Profit sharing expense consists of compensation expense allocated to employees and former employees who are entitled to a proportionate share of carried interest income in one or more funds. Profit sharing expense is recognized as the related carried interest income is recognized. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized.

Incentive Fee Compensation—Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the year. Incentive fee compensation expense is recognized on accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal during the interim period where there is a decline in the related carried interest income, however it is not subject to reversal once the carried interest income crystallizes.

Other Income (Loss)

Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening balance sheet date and the closing balance sheet date. Net unrealized gains (losses) are a result of changes in the fair value of investments that have not been realized as of the balance sheet date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of AAA, the Apollo fund that was consolidated during the three months ended March 31, 2011 and 2010 and the investment in HFA Holdings Limited (“HFA”) (see note 3).

Net Gains from Investment Activities of Consolidated Variable Interest Entities—Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the condensed consolidated statements of operations.

Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which fair value option was elected and the unrealized gains and losses resulting from changes in the fair value are reflected as net gains from investment activities and net gains from investment activities of the consolidated variable interest entities, respectively, in the condensed consolidated statement of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by U.S. GAAP, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives where the fair value is based on observable inputs. These investments exhibit higher levels of liquid market observability as compared to Level III investments. The Company subjects broker quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II investment. These criteria include, but are not limited to, the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services.

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, mezzanine funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors we consider include the number of broker quotes we obtain, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment when the fair value is based on unobservable inputs.

Private Equity Investments

The value of liquid investments, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the last sales price on the date of determination.

Valuation approaches used to estimate the fair value of investments that are less liquid include the income approach and the market approach. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology used in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are assumptions of expected results and a calculated discount rate. The market approach provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The market approach is driven more by current market conditions of actual trading levels of similar companies and actual transaction data of similar companies. Consideration may also be given to such factors as the Company’s historical and projected financial data, valuations given to comparable companies, the size and scope of the Company’s operations, the Company’s strengths, weaknesses, expectations relating to the market’s receptivity to an offering of the Company’s securities, applicable restrictions on transfer, industry information and assumptions, general economic and market conditions and other factors deemed relevant. As part of management’s process, the Company utilizes a valuation committee to review and approve the valuations. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Capital Markets Investments

The majority of the investments in Apollo’s capital markets funds are valued using quoted market prices. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The capital markets funds also enter into foreign currency exchange contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the credit default contract and the original contract price.

Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when no market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid investments included in Apollo’s capital markets funds also may use the income approach or market approach. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.

Real Estate Investments

For Apollo Commercial Real Estate Finance, Inc. (“ARI”) and the AGRE CMBS Fund, L.P. (“AGRE CMBS Account”), the estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with U.S. GAAP. Loans that the funds plan to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value. For AGRE CMBS Account’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values. For portfolio or operating company investments, valuations may also incorporate the use of sales comparisons, valuing statistically meaningful samples, and the use of other techniques such as earnings multiples of similar companies due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the value of investments by certain of our real estate funds may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments

U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $751.8 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation.

Financial Instruments held by Consolidated VIEs

The consolidated VIEs hold investments that are traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors.

The consolidated VIEs also have debt obligations that are recorded at fair value. The valuation approach used to estimate the fair values of debt obligations is the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations are discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating. Management uses its discretion and judgment in considering and appraising relevant factors for determining the valuations of its debt obligations.

Fair Value Option—Apollo has elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. Refer to note 4 for further disclosure on financial instruments of the consolidated VIEs for which the fair value option has been elected.

Net Income (Loss) Per Class A Share—U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

Under the two class method, net income is reduced by the amount of dividends declared in the current period for each class of stock. The remaining earnings are allocated to common Class A Shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, non-cash compensation and fair value of investments and debt in the consolidated and unconsolidated funds. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances must be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances, settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. Except for the Level III reconciliation disclosures, this guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. The Level III reconciliation disclosures became effective for the Company beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued an update which includes amendments to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As the Company’s reporting units do not currently have zero or negative carrying values, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued an update which includes amendments to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

3. INVESTMENTS

The following table represents Apollo’s investments:

	March 31, 2011	December 31, 2010
Investments, at fair value	$1,847,089	$1,637,091
Other investments	298,426	283,462

Total Investments	$2,145,515	$1,920,553

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Investments at Fair Value

Investments at fair value consist of financial instruments held by AAA, consolidated VIEs as discussed further in note 4 and the investment in HFA. As of March 31, 2011 and December 31, 2010, the net assets of the consolidated funds and VIEs were $1,798.6 million and $1,951.6 million, respectively. The following investments, except the investment in HFA, are presented as a percentage of net assets of the consolidated funds and VIEs:

Investments, at Fair Value – Affiliates	March 31, 2011					December 31, 2010
	Fair Value			Cost	% of Net Assets of Consolidated Funds and VIEs	Fair Value			Cost	% of Net Assets of Consolidated Funds and VIEs
	Private Equity	Capital Markets	Total			Private Equity	Capital Markets	Total
Investments, at fair value:
AAA	$1,777,191	$—	$1,777,191	$1,695,992	98.8%	$1,637,091	$—	$1,637,091	$1,695,992	83.9%
HFA	—	69,898	69,898	52,069	— (1)	—	—		—	—

Total	$1,777,191	$69,898	$1,847,089	$1,748,061	98.8%	$1,637,091	$—	$1,637,091	$1,695,992	83.9%

(1)	Investment in HFA was not held by a consolidated fund or VIE.

Securities

At March 31, 2011 and December 31, 2010, the sole investment of AAA was its investment in AAA Investments, L.P. (“AAA Investments”). The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the consolidated funds and VIEs as of the aforementioned dates:

	March 31, 2011
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds and VIEs
Apollo Life Re Ltd.	Equity	$201,098	$252,400	14.0%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	113,772	168,466	9.4
Momentive Performance Materials Holdings Inc.	Equity	76,007	163,709	9.1
Rexnord Corporation	Equity	37,461	141,800	7.9
LeverageSource, L.P.	Equity	139,851	120,935	6.7
Charter Communications, Inc.	Equity	44,579	115,818	6.4
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	98,247	104,441	5.8
Caesars Entertainment Corporation	Equity	176,729	97,400	5.4

	December 31, 2010
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds and VIEs
Apollo Life Re Ltd.	Equity	$201,098	$249,900	12.8%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	113,772	160,262	8.2
Momentive Performance Materials Holdings Inc.	Equity	76,007	137,992	7.1
Rexnord Corporation	Equity	37,461	133,700	6.9
LeverageSource, L.P.	Equity	140,743	115,677	5.9
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	102,530	110,029	5.6
Caesars Entertainment Corporation	Equity	176,729	99,000	5.1

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

In addition to AAA Investments’ private equity co-investment in Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.) (“Caesars”), as shown in the tables above, AAA Investments has an ownership interest in LeverageSource, L.P., which owns Caesars’ debt. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net asset of the consolidated funds and VIEs and is valued at $101.3 million and $102.8 million at March 31, 2011 and December 31, 2010, respectively. In addition to AAA Investments’ private equity co-investment in Momentive Performance Materials Holdings Inc. (“Momentive”) noted above, AAA Investments has an ownership interest in the debt of Momentive. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net assets of consolidated funds and VIEs and is valued at $164.6 million and $138.8 million at March 31, 2011 and December 31, 2010, respectively. Furthermore, AAA Investments owns equity, as a private equity co-investment, and debt, through its investment in Autumnleaf, L.P. and Apollo Fund VI BC, L.P., in CEVA Logistics. AAA Investments’ combined share of CEVA Logistics’ debt and equity investments was greater than 5% of the net assets of consolidated funds and was valued at $136.3 million and $124.6 million as of March 31, 2011 and December 31, 2010, respectively.

Apollo Strategic Value Offshore Fund, Ltd. (the “Apollo Strategic Value Fund”) primarily invests in the securities of leveraged companies in North America and Europe through three core strategies: distressed investments, value-driven investments and special opportunities. In connection with the redemptions requested by AAA Investments of its investment in the Apollo Strategic Value Fund, the remainder of AAA Investments’ investment in the Apollo Strategic Value Fund, was converted into liquidating shares issued by the Apollo Strategic Value Fund. The liquidating shares are generally allocated a pro rata portion of each of Apollo Strategic Value Fund’s existing investments and liabilities, and as those investments are sold, AAA Investments is allocated the proceeds from such disposition less its proportionate share of any expenses incurred by the Apollo Strategic Value Fund.

Apollo Asia Opportunity Offshore Fund, Ltd. (“Asia Opportunity Fund”) is an investment vehicle that seeks to generate attractive risk-adjusted returns across market cycles by capitalizing on investment opportunities created by the increasing demand for capital in the rapidly expanding Asian markets. In connection with a redemption requested by AAA Investments of its investment in Asia Opportunity Fund, a portion of AAA Investments’ investment was converted into liquidating shares issued by the Asia Opportunity Fund. The liquidating shares are generally allocated a pro rata portion of each of Asia Opportunity Fund’s existing investments and liabilities, and as those investments are sold, AAA Investments is allocated the proceeds from such disposition less its proportionate share of any expenses incurred or reserves set by Asia Opportunity Fund. At March 31, 2011, the liquidating shares of Asia Opportunity Fund had a fair value of $41.0 million.

Apollo Life Re Ltd. is an Apollo-sponsored vehicle that owns the majority of the equity of Athene Holding Ltd., the parent of Athene Life Re Ltd. (“Athene”), a Bermuda-based reinsurance company focusing on the life reinsurance sector and Athene Life Insurance Company, a recently organized Indiana-domiciled stock life insurance company focused on the Institutional Guaranteed Investment Contracts (GIC)-backed note and funding agreement markets and temporary investments. As a reinsurance company, Athene’s equity is naturally levered by the future policyholder obligations which allow Athene to purchase substantially more assets than its original equity base.

HFA

On March 7, 2011, the Company invested $52.1 million (including expenses related to the purchase) in a convertible note with an aggregate principal amount of $50.0 million and received 20,833,333 stock options issued by HFA, an Australian based specialist global funds management company providing absolute return fund products to investors.

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note shall be converted on the eighth anniversary of its issuance. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The PIK provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note was valued using an as converted basis. As a result, in the quarter ended March 31, 2011, the Company recorded an unrealized gain of approximately $17.4 million in net gains from investment activities in the condensed consolidated statements of operations.

The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $1.03 as of March 31, 2011) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the three months ended March 31, 2011, the Company recorded an unrealized gain of approximately $0.4 million related to the stock options in net gains from investment activities in the condensed consolidated statements of operations.

The Company has presented all instruments associated with the HFA investment as Level III investments in accordance with our policy.

Net Gains from Investment Activities

Net gains from investment activities on the condensed consolidated statements of operations includes net realized gains from sales of investments, and the change in net unrealized gains resulting from changes in fair value of the affiliated funds’ investments and realization of previously unrealized gains. The following tables present Apollo’s net gains (losses) from investment activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Private Equity	Capital Markets	Total
Net unrealized gains due to changes in fair value	$140,100	$17,829	$157,929

Net Gains from Investment Activities	$140,100	$17,829	$157,929

	Three Months Ended March 31, 2010
	Private Equity	Capital Markets	Total
Net unrealized gains (losses) due to changes in fair value	$112,951	$(1,230)	$111,721

Net Gains (Losses) from Investment Activities	$112,951	$(1,230)	$111,721

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

Income (loss) from equity method investments for the three months ended March 31, 2011 and 2010 consisted of the following:

	For the Three Months Ended March 31,
	2011	2010
Investments:
Private Equity Funds:
AAA Investments	$80	$67
Apollo Investment Fund IV, L.P. (“Fund IV”)	10	3
Apollo Investment Fund V, L.P. (“Fund V”)	5	37
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,674	(380)
Apollo Investment Fund VII, L.P. (“Fund VII”)	10,370	48
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P.	294	207
Apollo Value Investment Fund, L.P.	15	6
Apollo Strategic Value Fund, L.P.	9	9
Apollo Credit Liquidity Fund, L.P.	693	475
Apollo/Artus Investors 2007-I, L.P.	466	704
Apollo Credit Opportunity Fund I, L.P.	4,185	(940)
Apollo Credit Opportunity Fund II, L.P.	615	535
Apollo European Principal Finance Fund, L.P.	1,347	1,603
Apollo Investment Europe II, L.P.	1,175	458
Apollo Palmetto Strategic Partnership, L.P.	348	122
Real Estate:
Apollo Commercial Real Estate Finance, Inc.	137	(143)
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A”)	(623)	(430)
VC Holdings, L.P. Series C (“Vantium C”)	46	5,524
VC Holdings, L.P. Series D (“Vantium D”)	(20)	(25)

Total Income from Equity Method Investments	$21,826	$7,880

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Other investments as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011		% of Ownership		December 31, 2010		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$1,010		0.056%		$929		0.056%
Fund IV	52		0.005		48		0.005
Fund V	216		0.013		231		0.013
Fund VI	8,213		0.068		5,860		0.051
Fund VII	126,979		1.329		122,384		1.345
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P.	6,151		0.545		5,863		0.537
Apollo Value Investment Fund, L.P.	167		0.087		152		0.085
Apollo Strategic Value Fund, L.P.	153		0.055		144		0.055
Apollo Credit Liquidity Fund, L.P.	17,309		2.302		18,736		2.450
Apollo/Artus Investors 2007-I, L.P.	7,609		6.156		7,143		6.156
Apollo Credit Opportunity Fund I, L.P.	45,075		1.961		41,793		1.949
Apollo Credit Opportunity Fund II, L.P	26,783		1.441		27,415		1.441
Apollo European Principal Finance Fund, L.P.	15,676		1.363		15,352		1.363
Apollo Investment Europe II, L.P.	9,329		2.045		8,154		2.045
Apollo Palmetto Strategic Partnership, L.P.	7,088		1.186		6,403		1.186
Apollo Senior Floating Rate Fund (“AFT”)	100		0.034		—		—
Apollo/JH Loan Portfolio, L.P.	100		0.201		—		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc.	9,304	(2)	3.198	(2)	9,440	(1)	3.198	(1)
AGRE U.S. Real Estate Fund	5,963		7.365		—		—
Other Equity Method Investments:
Vantium A	1,596		12.498		2,219		12.240
Vantium C	8,513		2.165		10,135		2.166
Vantium D	1,040		6.345		1,061		6.345

Total Other Investments	$298,426				$283,462

(1)	Amounts are as of September 30, 2010.
(2)	Amounts are as of December 31, 2010.

As of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and March 31, 2010, no single equity method investee held by Apollo exceeded 20% of it’s total consolidated assets or income, respectively. As such, Apollo is not required to present summarized income statement information for any of its equity method investees.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of March 31, 2011 and December 31, 2010:

	Level I		Level II		Level III		Totals
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Assets, at fair value:
Investment in AAA Investments, L.P.	$—	$—	$—	$—	$1,777,191	$1,637,091	$1,777,191	$1,637,091
Investment in HFA	—	—	—	—	69,898	—	69,898	—

Total	$—	$—	$—	$—	$1,847,089	$1,637,091	$1,847,089	$1,637,091

	Level I		Level II		Level III		Totals
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$9,807	$11,531	$—	$—	$9,807	$11,531

Total	$—	$—	$9,807	$11,531	$—	$—	$9,807	$11,531

There were no transfers between Level I, II or III during the three months ended March 31, 2011 relating to assets and liabilities, at fair value, noted in the tables above.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Balance, Beginning of Period	$1,637,091	$1,324,939
Purchases	—	57
Distributions	—	—
Change in unrealized gains, net	140,100	112,951

Balance, End of Period	$1,777,191	$1,437,947

The following table summarizes the changes in investment in HFA, which is measured at fair value and characterized as a Level III investment:

For the Three Months Ended March 31, 2011
Balance, Beginning of Period	$—
Purchases	52,069
Change in unrealized gains, net	17,829

Balance, End of Period	$69,898

The change in unrealized gains, net have been recorded within the caption “Net gains from investment activities” in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	March 31, 2011		December 31, 2010
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Comparable company and industry multiples	$847,458	43.9%	$782,775	42.6%
Broker quotes	318,170	16.5	504,917	27.5
Discounted cash flow models	492,177	25.5	490,024	26.6
Listed quotes	249,271	12.9	24,232	1.3
Other net assets (liabilities)(1)	22,773	1.2	37,351	2.0

Total Investments	1,929,849	100.0%	1,839,299	100.0%

Other net assets (liabilities)(2)	(152,658)		(202,208)

Total Net Assets	$1,777,191		$1,637,091

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily includes cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)	Balances include other assets, liabilities and general partner interests of AAA Investments and are primarily comprised of $537.5 million in long-term debt offset by cash and cash equivalents at the March 31, 2011 and December 31, 2010 balance sheet dates, respectively. Carrying values approximate fair value for other assets and liabilities (except for debt), and, accordingly, extended valuation procedures are not required.

4. VARIABLE INTEREST ENTITIES

The Company consolidates entities that are VIEs of which the Company has been designated as the primary beneficiary. The purpose of such VIEs is to provide strategy-specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the entities that the Company manages may vary by entity, however, the fundamental risks of such entities have similar characteristics, including loss of invested capital and the return of carried interest income previously distributed to the Company by certain private equity and capital markets entities. The nature of the Company’s involvement with VIEs includes direct and indirect investments and fee arrangements. The Company does not provide performance guarantees and has no other financial obligations to provide funding to VIEs other than its own capital commitments.

Consolidated Variable Interest Entities

In accordance with the methodology described in note 2, Apollo consolidated four VIEs under the amended consolidation guidance during 2010.

One of the consolidated VIEs was formed to purchase loans and bonds in a leveraged structure for the benefit of its limited partners, which included certain Apollo funds that contributed equity to the consolidated VIE. Through its role as general partner of this VIE, it was determined that Apollo had the characteristics of the power to direct the activities that most significantly impact the VIE’s economic performance. Additionally, the Apollo funds have involvement with the VIE that have the characteristics of the right to receive benefits from the VIE that could potentially be significant to the VIE. As a group, the Company and its related parties have the characteristics of a controlling financial interest. Apollo determined that it is the party within the related party group that is most closely associated with the VIE and therefore should consolidate it.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Two of the consolidated VIEs were formed for the sole purpose of issuing collateralized notes to investors, which included one Apollo fund. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that the potential fees that it could receive indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.

A fourth VIE was formed during the fourth quarter of 2010 which qualified as an asset-backed financing entity and the Company determined that it was the primary beneficiary. Based on a restructuring of this VIE which occurred later in the fourth quarter of 2010, the Company no longer possessed the power to direct the activities of such VIE resulting in deconsolidation of such VIE.

Apollo holds no equity interest in any of the consolidated VIEs described above. The assets of these consolidated VIEs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse to the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated VIEs, which includes investments in loans and corporate bonds, as well as debt obligations held by such consolidated VIEs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next sixty days.

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of March 31, 2011 and December 31, 2010:

	Level I		Level II		Level III		Totals
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011		December 31, 2010
Investments, at fair value	$—	$—	$581,278	$1,172,242	$135,427	$170,369	$716,705	(1)	$1,342,611

	Level I		Level II		Level III		Totals
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011		December 31, 2010
Liabilities, at fair value	$—	$—	$—	$—	$723,232	$1,127,180	$723,232	(2)	$1,127,180

(1)	During the first quarter of 2011, one of the consolidated VIEs sold all of its investments. At December 31, 2010, the cost and fair value of the investments of this VIE were $719.5 million and $684.1 million, respectively. The consolidated VIE had a net investment gain of $16.0 million relating to the sale for the three months ended March 31, 2011, which is reflected in the net gains from investment activities of consolidated variable interest entities on the condensed consolidated statement of operations.
(2)	At December 31, 2010, the cost and fair value of the term loans were $453.9 million and $408.7 million, respectively. The term loans were paid down in the first quarter of 2011, with payments totaling $412.1 million, resulting in a gain of $41.8 million. Combined with net unrealized depreciation on the term loans of $45.2 million, as such, the consolidated VIE had a net loss on term loans of $3.4 million for the three months ended March 31, 2011, which is reflected in the net gains from investment activities of consolidated variable interest entities on the condensed consolidated statement of operations.

Level III investments include corporate loan and corporate bond investments held by the consolidated VIEs, while the Level III liabilities consist of notes and loans, the valuations of which are discussed further in note 2. All Level II and III investments were valued using broker quotes. Transfers of investments out of Level III and into Level II or Level I, if any, are recorded as of the quarterly period in which the transfer occurred.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as a Level III investment:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Balance, Beginning of Period	$170,369	$—
Transition adjustment relating to consolidation of VIE on January 1, 2010	—	1,102,114
Purchases	284,625	57,755
Sale of investments	(50,459)	(58,844)
Net realized gains (loss)	1,288	(633)
Net unrealized gains	2,422	21,331
Transfers in/out of Level III	(272,818)	—

Balance, End of Period	$135,427	$1,121,723

During the period, $296.4 million and $23.6 million investments were transferred out of Level III into Level II and into Level III out of Level II, respectively as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services.

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Balance, Beginning of Period	$1,127,180	$—
Transition adjustment relating to consolidation of VIE on January 1, 2010	—	706,027
Borrowings	—	—
Repayments	(412,057)	(13,445)
Net realized gains from debt	(41,819)	(998)
Net unrealized losses from debt	49,944	10,714
Elimination of debt attributable to consolidated VIEs	(16)	—

Balance, End of Period	$723,232	$702,298

Net Gains from Investment Activities of Consolidated Variable Interest Entities

The following table presents net gains from investment activities of the consolidated VIEs for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Net unrealized gains from investment activities	$32,147	$21,331
Net realized losses from investment activities	(15,044)	(633)

Net gains from investment activities	17,103	20,698
Net unrealized losses from debt	(49,944)	(10,714)
Net realized gains from debt	41,819	998

Net losses from debt	(8,125)	(9,716)
Interest and other income	14,761	11,265
Other expenses	(6,651)	(3,080)

Net Gains from Investment Activities of Consolidated VIEs	$17,088	$19,167

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Investments of Consolidated VIEs

The following table presents a condensed summary of the consolidated VIEs investments that are included in the condensed consolidated statements of financial condition as of March 31, 2011 and December 31, 2010:

	Fair Value as of March 31, 2011	% of Net Assets of Consolidated Funds and VIEs	Fair Value as of December 31, 2010	% of Net Assets of Consolidated Funds and VIEs
Corporate Loans:
North America
Communications
Intelsat Jackson term loan due February 1, 2014	$—	—%	$105,659	5.4%
Other	85,471	4.8	221,383	11.3

Communications	85,471	4.8	327,042	16.7

Chemicals	27,165	1.5	13,950	0.7
Consumer & Retail	110,957	6.2	114,931	5.9
Distribution & Transportation	8,546	0.5	7,794	0.4
Energy	17,151	1.0	25,026	1.3
Financial and Business Services	95,686	5.3	85,713	4.4
Healthcare	70,680	3.9	144,343	7.4
Manufacturing & Industrial	80,203	4.5	200,290	10.3
Media, Cable & Leisure	91,699	5.1	93,798	4.8
Metals & Mining	19,425	1.1	14,025	0.7
Packaging & Materials	25,781	1.4	21,066	1.1
Technology	58,836	3.3	34,862	1.8
Other	5,773	0.3	9,539	0.5

Total Corporate Loans – North America (amortized cost $683,597 and $1,075,287)	697,373	38.9	1,092,379	56.0

Europe
Manufacturing & Industrial	7,706	0.4	7,696	0.4
Healthcare
Alliance Boots seniors facility B1 due July 5, 2015	—	—	143,105	7.3
Consumer & Retail	—	—	75,007	3.8
Media, Cable & Leisure	—	—	10,787	0.6
Chemicals	—	—	9,909	0.5

Total Corporate Loans – Europe (amortized cost $7,467 and $284,760)	7,706	0.4	246,504	12.6

Total Corporate Loans (amortized cost $691,064 and $1,360,047)	705,079	39.3	1,338,883	68.6

Corporate Bonds:
North America
Communications	—	—	1,564	0.1
Distribution & Transportation	4,215	0.2	4,160	0.2
Energy	1,703	0.1	3,640	0.2
Manufacturing & Industrial	2,469	0.1	—	—
Media, Cable & Leisure	3,771	0.2	3,550	0.2

Total Corporate Bonds – North America (amortized cost $11,321 and $12,406)	12,158	0.6	12,914	0.7

Europe
Media, Cable & Leisure	1,579	0.1	1,599	0.1

Total Corporate Bonds – Europe (amortized cost $1,519 and $1,519)	1,579	0.1	1,599	0.1

Total Corporate Bonds (amortized cost $12,840 and $13,925)	13,737	0.7	14,513	0.8
Elimination of equity investments attributable to consolidated VIE	(2,111)	(0.1)	(10,785)	(0.6)

Total Investments, at fair value, of Consolidated VIEs (amortized cost $703,904 and $1,373,972)	$716,705	39.9%	$1,342,611	68.8%

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Senior Secured Notes, Subordinated Note, Term Loans—Included within debt are amounts due to third-party institutions of the consolidated VIEs. The following table summarizes the principal provisions of the consolidated VIEs debt as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011					As of December 31, 2010
Description	Outstanding Principal Balance		Fair Value		Weighted Average Interest Rate	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Maturity Date	Interest Rate
Loans:
Term A Loan	$—		$—		—	$146,502	$142,601	0.91%	October 29, 2012	BBA 3 mo. LIBOR (USD) plus 0.5%
Term B Loan	—		—		—	145,390	111,655	0.91%	June 13, 2013	BBA 3 mo. LIBOR (GBP) plus 0.5%
Term C Loan	—		—		—	161,984	154,394	0.91%	October 29, 2013	BBA 3 mo. LIBOR (USD) plus 0.5%

	—	(1)	—	(1)	—	453,876	408,650

Notes:(2)(3)
Senior secured notes – A1	215,400		215,400		1.60%	215,400	215,400	2.02%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 1.7%
Senior secured notes – A1	11,100		10,989		2.05%	11,100	10,767	2.48%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 2.25%
Senior secured notes – B	24,700		23,465		2.09%	24,700	22,971	2.52%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 2.30%
Subordinated note(3)	70,946		71,519		N/A	70,946	70,376	N/A	May 20, 2020	N/A

	322,146		321,373			322,146	319,514

Notes:(2)(5)
Senior secured notes – A1	262,000		262,786		2.13%	262,000	261,371	2.22%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 1.7%
Senior secured notes – A1	20,500		20,500		2.93%	20,500	19,959	3.05%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 2.5%
Senior secured notes – B	25,750		25,184		3.43%	25,750	24,426	3.58%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 3.0%
Senior secured notes – C	14,000		13,006		4.43%	14,000	12,604	4.62%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 4.0%
Senior secured notes – D	10,000		9,125		6.43%	10,000	9,398	6.71%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 6.0%
Subordinated note(4)	71,258		71,258		N/A	71,258	71,258	N/A	November 20, 2020	N/A

	403,508		401,859			403,508	399,016

Total notes and loans	$725,654		$723,232			$1,179,530	$1,127,180

(1)	At December 31, 2010, the cost and fair value of the term loans were $453.9 million and $408.7 million, respectively. The term loans were paid down in the first quarter of 2011, with payments totaling $412.1 million, resulting in a gain of $41.8 million. Combined with net unrealized depreciation on the term loans of $45.2 million, the consolidated VIE had a net loss on term loans of $3.4 million for the three months ended March 31, 2011, which is reflected in the net gains from investment activities of consolidated variable interest entities on the condensed consolidated statement of operations.
(2)	Each class of notes will mature at par on the stated maturity, unless previously redeemed or repaid. Principal will not be payable on the notes except in certain limited circumstances. Interest on the notes is payable quarterly in arrears on the outstanding amount of the notes on scheduled payment dates. The subordinated note will be fully redeemed on the stated maturity unless previously redeemed. The subordinated note may be redeemed, in whole but not in part, on or after the redemption or repayment in full of principal and interest on the secured notes. No interest accrues or is payable on the subordinated note.
(3)	The notes are subject to two coverage tests. These tests are primarily used to determine whether principal and interest may be paid on the secured notes and distributions may be made on the subordinated notes. The “Coverage Tests” consist of the Overcollateralization Ratio Test and the Interest Coverage Test; each test applies to each note. The Overcollateralization Ratio Test and Interest Coverage Test applicable to the indicated classes of secured notes will be satisfied as of any date on which such Coverage Test is applicable, if (1) the applicable Overcollateralization Ratio or Interest Coverage Ratio is at least equal to the applicable ratio or (2) the class or classes of secured notes is no longer outstanding. The applicable Interest Coverage Ratio for Class A Notes and B Notes is 110.0% and 105.0%, respectively. The applicable Overcollateralization Ratio for Class A Notes and B Notes is 137.5% and 126.4%, respectively.
(4)	The subordinated notes were issued to an affiliate of the Company. Amount is reduced by approximately $2.1 million due to elimination of equity investment attributable to consolidated VIEs as of March 31, 2011 and December 31, 2010, respectively.
(5)	The notes are subject to two coverage tests. These tests are primarily used to determine whether principal and interest may be paid on the secured notes and distributions may be made on the subordinated notes. The “Coverage Tests” consist of the Overcollateralization Ratio Test and the Interest Coverage Test; each test applies to each note. The Overcollateralization Ratio Test and Interest Coverage Test applicable to the indicated classes of secured notes will be satisfied as of any date on which such Coverage Test is applicable, if (1) the applicable Overcollateralization Ratio or Interest Coverage Ratio is at least equal to the applicable ratio or (2) the class or classes of secured notes is no longer outstanding. The applicable Interest Coverage Ratio for Class A Notes, Class B Notes, Class C Notes and Class D Notes is 110.0%, 105.0%, 102.0% and 101.0%, respectively. The applicable Overcollateralization Ratio for Class A Notes, Class B Notes, Class C Notes and Class D Notes is 135.59%, 124.76%, 120.13% and 117.39%, respectively.

The consolidated VIEs have elected the fair value option to value the term loans and notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of March 31, 2011, the notes payable are classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the term loans and notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The consolidated VIEs debt obligations contain various customary loan covenants as described above. As of the balance sheet date, the Company was not aware of any instances of noncompliance with any of these covenants.

Variable Interest Entities which are not Consolidated

The Company holds variable interests in certain VIEs which are not consolidated as it has been determined that Apollo is not the primary beneficiary.

The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary. In addition, the tables present the maximum exposure to loss relating to those VIEs:

	March 31, 2011
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$13,488,940		$(33,539)		$11,149
Capital Markets	3,164,022		(708,928)		14,080
Real Estate	1,511,384		(1,219,554)		—

Total	$18,164,346	(1)	$(1,962,021	)(2)	$25,229	(3)

(1)	Consists of $83,774 in cash, $17,548,308 in investments and $532,264 in receivables.
(2)	Represents $1,855,185 in debt and other payables, $97,104 in securities sold, not purchased, and $9,732 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

	December 31, 2010
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$11,593,805		$(39,625)		$13,415
Capital Markets	3,117,013		(824,957)		13,302
Real Estate	1,569,147		(1,263,354)		—

Total	$16,279,965	(1)	$(2,127,936	)(2)	$26,717	(3)

(1)	Consists of $207,168 in cash, $15,672,604 in investments and $400,193 in receivables.
(2)	Represents $2,011,194 in debt and other payables, $21,369 in securities sold, not purchased, and $95,373 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

5. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity and capital markets funds consists of the following:

	March 31, 2011	December 31, 2010
Private equity	$1,901,265	$1,578,135
Capital markets	332,395	288,938

Total Carried Interest Receivable	$2,233,660	$1,867,073

The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds is payable and is distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return. For most capital markets funds, carried interest is payable in certain cases based on realizations or after the end of the relevant fund’s fiscal year or fiscal quarter, subject to high watermark provisions. There is currently no carried interest receivable associated with the Company’s real estate segment.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The table below provides a roll-forward of the carried interest receivable balance for the three months ended March 31, 2011:

	Private Equity	Capital Markets	Total
Carried interest receivable at January 1, 2011	$1,578,135	$288,938	$1,867,073
Carried interest income from change in fair value of funds	441,695	117,081	558,776
Foreign exchange gain	—	1,146	1,146
Fund cash distributions	(118,565)	(74,770)	(193,335)

Carried Interest Receivable at March 31, 2011	$1,901,265	$332,395	$2,233,660

6. OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2011	December 31, 2010
Interest rate swap agreements	$9,807	$11,531
Deferred rent	11,622	10,318
Deferred taxes	3,589	2,424
Other	1,139	1,422

Total Other Liabilities	$26,157	$25,695

Interest Rate Swap Agreements—The principal financial instruments used for cash flow hedging purposes are interest rate swaps. Apollo enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively converted a portion of the Company’s variable rate debt under the AMH Credit Agreement (discussed in note 8) to a fixed rate, without exchanging the notional principal amounts. Apollo entered into an interest rate swap agreement whereby Apollo receives floating rate payments in exchange for fixed rate payments of 5.175%, on the notional amount of $167.0 million, effectively converting a portion of its floating rate borrowings to a fixed rate. The interest rate swap agreement expires in May 2012. Apollo has hedged only the risk related to changes in the benchmark interest rate (three month LIBOR). As of March 31, 2011 and December 31, 2010, the Company has recorded a liability of $9.8 million and $11.5 million, respectively, to recognize the fair value of this derivative.

The Company has determined that the valuation of the interest rate swaps fall within Level II of the fair value hierarchy. The Company estimates the fair value of its interest rate swaps using discounted cash flow models, which project future cash flows based on the instruments’ contractual terms using market-based expectations for interest rates. The Company also includes a credit risk adjustment to the cash flow discount rate to incorporate the impact of non-performance risk in the recognized measure of the fair value of the swaps. This adjustment is based on the counterparty’s credit risk when the swaps are in a net asset position and on the Company’s own credit risk when the swaps are in a net liability position.

7. INCOME TAXES

The Company is treated as a partnership for tax purposes and is therefore not subject to U.S. Federal income taxes; however, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal corporate income taxes. In addition, certain subsidiaries of the Company are subject to New York City Unincorporated Business Tax (“NYC UBT”) attributable to the Company’s operations apportioned to New York City and certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions. APO Corp. is required to file a standalone Federal corporate tax return, as well as filing standalone corporate state and local tax returns in California, New York and New York City. The Company’s provision for income taxes is accounted for under the provisions of U.S. GAAP.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The Company’s (provision) for income taxes totaled $(8.8) million and $(4.1) million for the three months ended March 31, 2011 and 2010, respectively. The Company’s effective tax rate was approximately 3.39% and (5.87)% for the three months ended March 31, 2011 and 2010, respectively.

Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company determined no unrecognized tax benefits for uncertain tax positions were required to be recorded. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local, and foreign tax authorities. As of March 31, 2011 and December 31, 2010, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2008 through 2010 are open under the normal statute of limitations and therefore subject to examination.

8. DEBT

Debt consists of the following:

	March 31, 2011			December 31, 2010
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH credit agreement	$728,273	5.66	%(1)	$728,273	3.78	%(1)
CIT secured loan agreement	22,907	3.44		23,252	3.50

Total Debt	$751,180	5.59%		$751,525	3.77%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”) entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH has irrevocably elected three-month LIBOR for $433 million of the debt for three years from the closing date of the AMH Credit Agreement and $167 million of the debt for five years from the closing date of the AMH Credit Agreement. The interest rate swap agreements related to the $433 million notional amount were comprised of two components: a $333 million portion and a $100 million portion. The interest rate swap agreement related to the $333 million portion expired in May 2010. The interest rate swap agreement related to the $100 million portion expired in November 2010. The interest rate swap agreement related to the $167 million notional amount expires in May 2012. The remaining amount of the debt is computed currently based on three-month LIBOR. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (4.25% for loans with extended maturity, as discussed below, and 1.50% for loans without the extended maturity as of March 31, 2011 and December 31, 2010, respectively). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the credit facility. Pursuant to this amendment, AMH was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

In addition, the Company is required to repurchase at least $50.0 million aggregate principal amount of term loans by December 31, 2014 and at least $100.0 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio was also extended to end at the new loan term maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and ABR plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in a debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased) of the loan at March 31, 2011 was 4.57% and the interest rate on the remaining $5.0 million portion of the loan at March 31, 2011 was 1.82%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $751.8 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at March 31, 2011 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of March 31, 2011 and December 31, 2010, the AMH Credit Agreement is guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of March 31, 2011, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $127.1 million, $31.7 million, $42.0 million, $148.8 million and $(1,140.4) million, respectively. As of December 31, 2010, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH were $123.1 million, $24.0 million, $39.0 million, $136.0 million and $(1,126.6) million, respectively.

In accordance with the AMH Credit Agreement, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries are subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.

If AMH’s debt to EBITDA ratio (the “Leverage Ratio”) as of the end of any fiscal year exceeds the level set forth in the next sentence (the “Excess Sweep Leverage Ratio”), AMH must deposit in the cash collateral account the lesser of (a) 100% of its Excess Cash Flow (as defined in the AMH Credit Agreement) and (b) the amount necessary to reduce the Leverage Ratio on a pro forma basis as of the end of such fiscal year to 0.25 to 1.00 below the Excess Sweep Leverage Ratio. The Excess Sweep Leverage Ratio will be: for 2011, 4.00 to 1.00; for 2012, 4.00 to 1.00; for 2013, 4.00 to 1.00; for 2014, 3.75 to 1.00; and for 2015 and thereafter, 3.50 to 1.00.

In addition, AMH must deposit the lesser of (a) 50% of any remaining Excess Cash Flow and (b) the amount required to reduce the Leverage Ratio on a pro forma basis at the end of each fiscal year to a level 0.25 to 1.00 below the Sweep Leverage Ratio (as defined in the next paragraph) for such fiscal year.

If AMH receives net cash proceeds from certain non-ordinary course asset sales, then such net cash proceeds shall be deposited in the cash collateral account to the extent necessary to reduce its Leverage Ratio on a pro forma basis as of the last day of the most recently completed fiscal quarter (after giving effect to such non-ordinary course asset sale and such deposit) to (the following specified levels for the specified years, the “Sweep Leverage Ratio”) (i) for 2011, 2012 and 2013, a Leverage Ratio of 3.50 to 1.00, (ii) for 2014, a Leverage Ratio of 3.25 to 1.00, (iii) for 2015, a Leverage Ratio of 3.00 to 1.00 and (iv) for all other years, a Leverage Ratio of 3.00 to 1.00.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of March 31, 2011, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreement—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.5 million due at the end of the terms in April 2013. At March 31, 2011, the interest rate was 3.44%. In December 2010, the Company committed to a plan to sell its ownership interests in certain assets related to the CIT secured loan agreement, which is expected to occur in April 2011. Upon the sale, the Company will satisfy the loan associated with the related asset which the Company approximates to be $11.9 million.

Apollo has determined that the carrying value of this debt approximates fair value as the loans are primarily variable rate in nature.

9. NET INCOME (LOSS) PER CLASS A SHARE

U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

Under the two class method, net income is reduced by the amount of dividends declared in the current period for each class of stock. The remaining earnings are allocated to common Class A Shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The table below presents basic and diluted net loss per Class A share using the two-class method for the three months ended March 31, 2011 and 2010:

	Basic and Diluted
	For the Three Months Ended March 31,
	2011		2010
Numerator:
Net income (loss) attributable to Apollo Global Management, LLC	$38,156		$(60,682)
Dividends declared on Class A shares	(16,647	)(1)	—
Dividend equivalents on participating securities	(3,258)		—
Earnings allocable to participating securities	(3,007)		— (2)

Net Income (Loss) Attributable to Class A Shareholders	$15,244		$(60,682)

Denominator:
Weighted average number of Class A shares outstanding	98,215,736		95,784,872

Net income (loss) per Class A share: Basic and Diluted:(3)
Distributable Earnings	$0.17		$—
Undistributed income (loss)	0.16		(0.63)

Net Income (Loss) per Class A Share	$0.33		$(0.63)

(1)	The Company declared a $0.17 dividend on Class A shares on January 4, 2011. As a result, there is a reduction in net income attributable to Class A shareholders presented during the three months ended March 31, 2011.
(2)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in losses of the Company with the Class A shareholders.
(3)	For the three months ended March 31, 2011, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The resulting diluted earnings per share amount was not significantly different from basic earnings per share and therefore, was presented as the same amount. The AOG Units and the share options were determined to be anti-dilutive for the three months ended March 31, 2011.

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the 2007 Omnibus Equity Incentive Plan. Certain RSU grants to Company employees during 2010 and 2011 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to Company employees in 2010 and 2011 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of March 31, 2011, approximately 15.7 million vested RSUs and 6.6 million unvested RSUs were eligible for participation in distribution equivalents.

Any distribution equivalent paid to an employee will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable distribution equivalents qualify as participating securities and are included in the Company’s basic and diluted earnings per share computations using the “two-class” method. The holder of a RSU participating security would have a contractual obligation to share in the losses of the entity if the holder is obligated to fund the losses of the issuing entity or if the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. Because the RSU participating securities do not have a mandatory redemption amount and the holders of the participating securities are not obligated to fund losses, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may up to four times each year (subject to the terms of the exchange agreement) exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the eight Apollo Operating Group partnerships to effect an exchange for one Class A share. If fully converted, the result would be an additional 240,000,000 Class A shares added to the diluted earnings per share calculation.

Apollo has one Class B share outstanding, which is held by Holdings. The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share currently has a super voting power of 240,000,000 votes.

On March 12, 2010, the Company issued 0.7 million Class A shares in exchange for vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase to 28.6% from 28.5%. As Holdings did not participate in this Class A share issuance, its ownership interest in the Apollo Operating Group decreased from 71.5% to 71.4%.

On July 9, 2010 and July 23, 2010, the Company issued a total of 1.6 million Class A shares in exchange for vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase to 29.0% from 28.6%. As Holdings did not participate in this Class A share issuance, its ownership interest in the Apollo Operating Group decreased from 71.4% to 71.0%.

On September 16, 2010, the Company repurchased 7,135 Class A shares from an employee who left the firm. This repurchase did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On September 30, 2010, the Company issued 11,405 Class A shares in exchange for vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On January 8, 2011, the Company issued 2,287 Class A shares in exchange for vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On March 15, 2011, the Company issued 1.5 million Class A shares in exchange for vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase to 29.3% from 29.0%. As Holdings did not participate in this Class A share issuance, its ownership interest in the Apollo Operating Group decreased from 71.0% to 70.7%.

10. EQUITY-BASED COMPENSATION

AOG Units

As a result of the service requirement, the fair value of the AOG Units of approximately $5.6 billion will be charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. Accordingly, we have recognized $258.2 million and $258.3 million of compensation expense in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively. The estimated forfeiture rate was 3% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of March 31, 2011, there was $1.3 billion of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next three years.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes AOG activity for the three months ended March 31, 2011:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	66,742,906	$23.13
Granted	—	—
Forfeited	—	—
Vested at March 31, 2011	(11,037,424)	23.39

Balance at March 31, 2011	55,705,482	$23.08

Units Expected to Vest—As of March 31, 2011, approximately 55,400,000 AOG Units are expected to vest over the next three years.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of Plan Grants made in 2011 was approximately $73.5 million, which is based on valuation methods that consider market comparables for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value will be charged to compensation expense on a straight-line basis over the vesting period, which generally can be up to 24 quarters or annual vesting over three years. The actual forfeiture rate was 0.6% and 5.1% for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, $23.8 million and $14.5 million of compensation expense was recognized, respectively.

Delivery of Class A Shares

The delivery of RSUs does not cause a transfer of amounts in the Condensed Consolidated Statement of Changes in Shareholders’ Equity to the Class A Shareholders. The delivery of Class A shares for vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the three months ended March 31, 2011, the Company delivered 1.6 million Class A shares (net of vested shares forfeited to cover withholding taxes) in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 29.3% from 29.0%. Upon conversion of the AOG units, there will be a transfer of amounts from Non-Controlling Interests to the Company’s equity.

The following table summarizes RSU activity for the three months ended March 31, 2011:

	Unvested	Weighted Average Grant Date Fair Value	Vested		Total Number of RSUs
Balance at January 1, 2011	23,442,916	$10.25	15,642,921		39,085,837
Granted	4,490,533	16.37	—		4,490,533
Forfeited	(169,309)	9.81	—		(169,309)
Delivered	—	7.73	(2,027,155)		(2,027,155)
Vested at March 31, 2011	(2,112,587)	11.57	2,112,587		—

Balance at March 31, 2011	25,651,553	$11.21	15,728,353	(1)	41,379,906

(1)	Amount excludes RSUs which have vested and have been delivered.

Units Expected to Vest—As of March 31, 2011, approximately 24,100,000 RSUs are expected to vest.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, 5,000,000 options were granted on December 2, 2010. These options shall vest and become exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016. In addition, 555,556 options were granted on January 22, 2011. These options shall vest and become exercisable with respect to half of the option shares on December 31, 2011 and the other half on December 31, 2012. For the three months ended March 31, 2011, $1.3 million of compensation expense was recognized as a result of this grant.

Apollo measures fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2011.

Assumptions:	2011
Risk-free interest rate	2.78%
Weighted average expected dividend yield	2.26%
Expected volatility factor	40.00%
Expected life in years	5.72
Fair Value of options per share	$8.51

The Company determined its expected volatility based on comparable companies using daily stock prices.

The following table summarizes the share option activity for the three months ended March 31, 2011:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2011	5,000,000	$8.00	$28,100,000	9.67
Granted	555,556	9.00	4,727,782	9.83
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at March 31, 2011	5,555,556	$8.10	$32,827,782	9.68

Units Expected to Vest—As of March 31, 2011, approximately 5,200,000 options are expected to vest.

The expected term of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at March 31, 2011 was $31.1 million and is expected to be recognized over a period of 5.6 years. None of the share options were vested or exercisable at March 31, 2011.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depository units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The RDUs subject to incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully vested AAA RDUs. The fair value of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). Vested AAA RDUs can be converted into ordinary common units of AAA. During the three months ended March 31, 2011 and 2010, the actual forfeiture rate was 0% and 2.0%, respectively. For the three months ended March 31, 2011 and 2010, $0.07 million and $0.6 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

During the three months ended March 31, 2011 and 2010, the Company delivered 389,785 and 389,892 RDUs, respectively, to individuals who had vested in these units. The delivery in 2011 resulted in a reduction of the accrued compensation liability of $3.8 million and the recognition of a net decrease of additional paid in capital of $2.7 million. These amounts are presented in the condensed consolidated statement of changes in shareholders’ equity. There was $0.1 million and $0.7 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of March 31, 2011 and 2010, respectively. The following table summarizes RDU activity for the three months ended March 31, 2011:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Issued and Outstanding
Balance at January 1, 2011	166,667	$7.20	389,785	556,452
Granted	82,107	10.50	—	82,107
Forfeited	—	—	—	—
Delivered	—	10.54	(389,785)	(389,785)
Vested	—	—	—	—

Balance at March 31, 2011	248,774	$8.29	—	248,774

Units Expected to Vest—As of March 31, 2011, approximately 219,000 RDUs are expected to vest over the next three years.

The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2011	1,979,031
Purchases	24,936
Granted	(82,107)
Forfeited	—

Balance at March 31, 2011	1,921,860

Restricted Stock and Restricted Stock Unit Awards—Apollo Commercial Real Estate Finance, Inc. (“ARI”)

On September 29, 2009, 97,500 and 140,000 shares of ARI restricted stock were granted to the Company and certain of the Company’s employees, respectively. Additionally, on December 31, 2009, 5,000 shares of ARI restricted stock were granted to a Company employee. The fair value of the Company and employee awards granted was $1.8 million and $2.7 million, respectively. These awards generally vest over three years or twelve calendar quarters, with the first quarter vesting on January 1, 2010. On March 23, 2010, July 1, 2010 and July 21, 2010, 102,084, 5,000 and 16,875 shares of ARI restricted stock units (“ARI RSUs”), respectively, were granted to certain of the Company’s employees. Pursuant to the March 23, 2010 and July 21, 2010 issuances, 102,084 and 16,875 shares of ARI restricted stock, respectively, were forfeited by the Company’s employees. As the fair value of ARI RSUs was not greater than the forfeiture of the restricted stock, no additional value will be amortized. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statement of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2011 and 2010, $0.3 million and $0.4 million of management fees and $0.2 million and $0.2 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0% and 0% as of March 31, 2011 and 2010, respectively, as the forfeiture noted above was an exchange of securities and did not impact the overall expense recognized by the Company.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the three months ended March 31, 2011:

	ARI RSUs Unvested	ARI Restricted Stock Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of Restricted Stock Awards and RSUs Issued
Balance at January 1, 2011	96,250	65,002	$17.57	81,248	242,500
Granted to employees of the Company	—	—	—	—	—
Forfeited by employees of the Company	—	—	—	—	—
Vested awards for employees of the Company	(11,875)	—	16.97	11,875	—
Vested awards for the Company	—	(8,125)	18.48	8,125	—

Balance at March 31, 2011	84,375	56,877	$17.57	101,248	242,500

Units Expected to Vest—As of March 31, 2011, approximately 79,000 and 56,877 shares of ARI RSUs and ARI restricted stock, respectively, are expected to vest.

Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of the AOG Units is allocated to Shareholders’ Equity and the Non-Controlling Interests, which results in a difference in the amounts charged to equity-based compensation expense and the amounts credited to Shareholders’ Equity in the Company’s condensed consolidated financial statements.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2011:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,191	70.7%	$183,222	$74,969
RSUs and Share Options	25,157	—	—	25,157
ARI Restricted Stock Awards and ARI RSUs	187	70.7%	132	55
AAA RDUs	72	70.7%	51	21

Total Equity-Based Compensation	$283,607		183,405	100,202

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(183)	(76)

Capital Increase Related to Equity-Based Compensation			$183,222	$100,126

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance in March 2011.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2010:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,336	71.4%	$184,630	$73,706
RSUs	14,470	—	—	14,470
ARI Restricted Stock Awards	218	71.4%	156	62
AAA RDUs	622	71.4%	444	178

Total Equity-Based Compensation	$273,646		185,230	88,416

Less AAA RDUs, ARI Restricted Stock Awards			(600)	(240)

Capital Increase Related to Equity-Based Compensation			$184,630	$88,176

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance in March 2010.

11. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES

As a management company, the Company is responsible for paying for certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

Due from affiliates and due to affiliates are comprised of the following:

	As of March 31, 2011	As of December 31, 2010
Due from Affiliates:
Due from private equity funds	$17,272	$52,128
Due from portfolio companies	53,693	42,933
Management and advisory fees receivable from capital markets funds	22,367	19,095
Due from capital markets funds	14,732	13,612
Due from Contributing Partners, employees and former employees	7,764	8,496
Due from real estate funds	7,548	5,887
Other	3,870	2,212

Total Due from Affiliates	$127,246	$144,363

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$491,402	$491,402
Due to private equity funds	9,638	20,890
Due to real estate funds	1,200	1,200
Other	3,661	4,153

Total Due to Affiliates	$505,901	$517,645

Tax Receivable Agreement

Subject to certain restrictions, each of the Managing Partners and Contributing Partners has the right to exchange their vested AOG Units for the Company’s Class A shares. Certain Apollo Operating Group entities have made an election under Section 754 of the U.S. Internal Revenue Code, as amended, which will result in an adjustment to the tax basis of the assets owned by Apollo Operating Group at the time of the exchange. These exchanges will result in increases in tax deductions that will reduce the amount of tax that APO Corp. will otherwise be required to pay in the future. Additionally, the further acquisition of AOG Units from the Managing Partners and Contributing Partners also may result in increases in tax deductions and tax basis of assets that will further reduce the amount of tax that APO Corp. will otherwise be required to pay in the future.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

APO Corp. entered into a tax receivable agreement with the Managing Partners and Contributing Partners that provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the Reorganization. These payments are expected to occur approximately over the next 20 years.

Special Allocation

In December 2009, the AMH partnership agreement was amended to provide for special allocations of income to APO Corp. and a reduction of income allocated to Holdings for the 2009 and 2010 calendar years. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% of required payments pursuant to the tax receivable agreement that is attributable to the 2010 fiscal year for a period of four years. The amendment allows for a maximum allocation of income from Holdings of approximately $22.1 million in 2009 and eliminates any income allocation to Holdings in 2010. There was no extension of the special allocation after December 31, 2010. Therefore as a result, the Company did not allocate any additional income from AMH to APO Corp. related to the special allocation. However, the Company will continue to allocate income to APO Corp. based on the current economic sharing percentage.

Due from Contributing Partners, Employees and Former Employees

The Company has accrued a receivable from the Contributing Partners and certain employees and former employees for the potential return of carried interest income that would be due if the private equity funds were liquidated at the balance sheet date. Also see Due to Private Equity Funds.

Management Fee Waiver and Notional Investment Program

Apollo has forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $7.7 million and $7.3 million for the three months ended March 31, 2011 and 2010, respectively.

Distributions

The table below presents the determination , declaration, and payment of the amount of quarterly distributions which are at the sole discretion of the company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Accrual for Distributions Equivalents on Participating Securities
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3

Indemnity

Carried interest income from certain funds that the Company manages can be distributed to us on a current basis, but is subject to repayment by the subsidiary of the Apollo Operating Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. An existing shareholders agreement includes clauses that indemnify each of the Company’s Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. As of March 31, 2011, the Company has not recorded an obligation for any previously made distributions.

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. At December 31, 2010, the total outstanding loan aggregated $20.5 million, including accrued interest of $1.6 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statement of financial condition. As of March 31, 2011, the total outstanding loan aggregated $8.8 million, including accrued interest of $0.8 million which approximated fair value, of which approximately $6.3 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

Due to Strategic Investor/Strategic Relationship Agreement

On April 20, 2010, the Company announced that it entered into a new strategic relationship agreement with CalPERS (“Strategic Investor”). The strategic relationship agreement provides that Apollo will reduce management and other fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS.

Underwriting Fee Paid for ARI

The Company incurred $8.0 million in underwriting expenses for the benefit of ARI, which may be repaid to the Company if during any period of four consecutive calendar quarters during the sixteen full calendar quarters after the consummation of ARI’s initial public offering on September 29, 2009, ARI’s core earnings, as defined in the corresponding management agreement, for any such four-quarter period exceeds an 8% performance hurdle rate. During the last four quarters ending March 31, 2011, the core earnings had reached a 7.97% hurdle rate.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Interests in Consolidated Entities

These amounts relate to equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net (income) loss attributable to Non-Controlling Interests consists of the following:

	Three Months Ended March 31,
	2011		2010
	(in thousands)
AAA(1)	$(136,225)		$(109,469)
Consolidated VIEs	(17,088	)(2)	(19,167)
Former employees(3)	(3,638)		(2,506)

Net income attributable to Non-Controlling Interests in consolidated entities	(156,951)		(131,142)
Net (income) loss attributable to Non-Controlling Interests in Apollo Operating Group	(55,998)		143,639

Net (income) loss attributable to Non-Controlling Interests	$(212,949)		$12,497

(1)        Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% and 97% during the three months ended March 31, 2011 and 2010, respectively.

(2)        Reflects the Non-Controlling Interests in the net income of the consolidated VIEs and includes $2.8 million of gains recorded within appropriated partners’ deficit related to consolidated VIEs during the three months ended March 31, 2011.

(3)        Reflects the remaining interest held by certain former employees in the net income of our capital markets management companies.

12. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders, in connection with their capital commitment to certain funds managed by the Company. As of March 31, 2011, the maximum exposure relating to these financial guarantees approximated $5.3 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), the Company may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of March 31, 2011, the Company has no current obligations to Artus.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, capital markets and real estate funds, Apollo has unfunded capital commitments at March 31, 2011 and December 31, 2010 of $143.2 million and $140.6 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AP Alternative Assets, L.P., on a quarterly basis, in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments, L.P.

Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of the balance sheet date, the Company was not aware of any instances of noncompliance with any of these covenants.

Litigation and Contingencies—The Company is from time to time, party to various legal actions arising in the ordinary course of business, including claims and litigation, reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company’s business.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the Company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. In an order dated August 18, 2010, the Court granted in part and denied in part plaintiffs’ motion to expand the complaint and to obtain additional discovery. The Court ruled that plaintiffs could amend the complaint and obtain discovery in a second discovery phase limited to eight additional transactions. The Court gave the plaintiffs until September 17, 2010 to amend the complaint to include the additional eight transactions. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding the additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file the fourth amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo Global Management, LLC, as a defendant. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed it’s answer to the fourth amended complaint on March 21, 2011. Currently, the Company does not believe that a loss from liability in this case is either probable or reasonably estimable. The Court granted Apollo’s motion to dismiss plaintiffs’ initial complaint in 2008, ruling that Apollo was released from the only transaction in which it allegedly was involved. While plaintiffs have survived Apollo’s motion to dismiss the fourth amended complaint, the Court stated in denying the motion that it will consider the statute of limitations (one of the bases for Apollo’s motion to dismiss) at the summary judgment stage. Based on the applicable statute of limitations, among other reasons, Apollo believes that plaintiffs’ claims lack factual and legal merit. In addition, discovery is in its early stages. For all of these reasons, no estimate of possible loss, if any, can be made at this time.

Apollo believes that this action is without merit and intends to defend itself vigorously.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of Apollo’s Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Apollo believes that it has handled its use of placement agents in an appropriate manner.

Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on its financial statements. Legal actions material to Apollo could, however, arise in the future.

Commitments—Apollo leases office space and certain office equipment under various lease and sublease arrangements, which expire on various dates through 2022. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. Certain lease agreements contain renewal options, rent escalation provisions based on certain costs incurred by the landlord or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term and renewal periods where applicable. Apollo has entered into various operating lease service agreements in respect of certain assets.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

As of March 31, 2011, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Aggregate minimum future payments (1)	$20,839	$29,159	$28,865	$28,369	$20,050	$66,303	$193,585

(1)	The Company estimates payments of $14.6 million for leasehold improvements in 2011 which is not included in the table above as these leasehold improvements have not been contractually signed as of March 31, 2011.

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $8.5 million and $7.2 million for the three months ended March 31, 2011 and 2010, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2011, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Other long-term obligations	$14,171	$7,287	$4,576	$4,084	$4,084	$4,084	$38,286

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through March 31, 2011 and that would be reversed approximates $2.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, such as bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

March 31, 2011
Fund VI	$855,520
Fund VII	748,963
Fund IV	606,600
Fund V	285,393
COF I	175,856
COF II	84,919
SOMA	44,513
EPF	16,991
AIE II	33,346
ACLF	47,294
AAA	15,606
SVF	11,575
VIF	10,896

Total	$2,937,472

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund.

Certain private equity and capital markets funds may not generate carried interest income as a result of unrealized and realized losses that are recognized in the current and prior reporting period. In certain cases, carried interest income will not be generated until additional unrealized and realized gains occur. Any appreciation would first cover the deductions for invested capital, unreturned organizational expenses, operating expenses, management fees and priority returns based on the terms of the respective fund agreements.

13. MARKET AND CREDIT RISK

In the normal course of business, Apollo encounters market and credit risk concentrations. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. Credit risk includes the risk of default on Apollo’s investments, where the counterparty is unable or unwilling to make required or expected payments.

The Company is subject to a concentration risk related to the investors in its funds. As of March 31, 2011, there were more than approximately 1,000 limited partner investors in Apollo’s active private equity, capital markets and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

Apollo’s derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. Apollo seeks to minimize this risk by limiting its counterparties to highly rated major financial institutions with good credit ratings. Management does not expect any material losses as a result of default by other parties.

Substantially all amounts on deposit with major financial institutions that exceed insured limits are invested in interest-bearing accounts with U.S. money center banks.

Apollo is exposed to economic risk concentrations insofar as Apollo is dependent on the ability of the funds that it manages to compensate it for the services the management companies provide to these funds. Further, the incentive income component of this compensation is based on the ability of such funds to generate returns above certain specified thresholds.

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At March 31, 2011 and December 31, 2010, $751.2 million and $751.5 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest, respectively. However, as of March 31, 2011 and December 31, 2010, $167.0 million of the debt had been effectively converted to a fixed rate using interest rate swaps as discussed in note 8.

14. SEGMENT REPORTING

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

•	Capital markets—primarily invests in non-control debt and non-control equity investments, including distressed debt instruments; and

•

Real estate—primarily invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. The Company may seek to sponsor additional real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

These business segments are differentiated based on the varying investment strategies. The performance is measured by management on an unconsolidated basis because management makes operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.

The Company’s financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that Apollo manages, as well as the transaction and advisory fees that the Company receives, can vary significantly from quarter to quarter and year to year. As a result, the Company emphasizes long-term financial growth and profitability to manage its business.

The following tables present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

Economic Net Income (Loss)

Economic Net Income (“ENI”) is a key performance measure used by management in evaluating the performance of Apollo’s private equity, capital markets and real estate segments, as management believes the amount of management fees, advisory and transaction fees and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

•	Decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires;

•	Decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses; and

•

Decisions related to compensation expense, such as determining annual discretionary bonuses to its employees. As it relates to compensation, management seeks to align the interests of certain professionals and selected other individuals who have a profit sharing interest in the carried interest income earned in relation to the funds, with those of the investors in such funds and those of the Company’s shareholders. To achieve that objective, a certain amount of compensation is based on the Company’s performance and growth for the year.

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2011:

	As of and for the Three Months Ended March 31, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$15,097	$4,319	$—	$19,416
Management fees from affiliates	65,516	43,378	9,256	118,150
Carried interest income from affiliates	441,695	117,081	—	558,776

Total Revenues	522,308	164,778	9,256	696,342
Expenses	255,822	86,239	15,287	357,348
Other Income	20,915	29,651	659	51,225

Economic Net Income (Loss)	$287,401	$108,190	$(5,372)	$390,219

Total Assets	$2,664,992	$1,248,456	$55,662	$3,969,110

The following table reconciles the Total Reportable Segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the three months ended March 31, 2011:

	As of and for the Three Months Ended March 31, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$696,342		$—		$696,342
Expenses	357,348		284,233	(1)	641,581
Other income	51,225		153,939	(2)	205,164

Economic Net Income	$390,219	(3)	N/A		N/A

Total Assets	$3,969,110		$2,545,929	(4)	$6,515,039

(1)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to equity-based compensation.
(2)	Results from the following:

For the Three Months Ended March 31, 2011
Net gains from investment activities	$140,100
Net gains from investment activities of consolidated variable interest entities	17,088
Loss from equity method investments	(3,249)

Total Consolidation Adjustments	$153,939

(3)	The reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

For the Three Months Ended March 31, 2011
Economic Net Income	$390,219
Income tax provision	(8,820)
Net income attributable to Non-Controlling Interests in consolidated entities(5)	(3,638)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(55,998)
Non-cash charges related to equity-based compensation(6)	(283,607)

Net Income Attributable to Apollo Global Management, LLC	$38,156

(4)         Represents the addition of assets of consolidated funds and the consolidated VIEs.

(5)         Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.

(6)         Includes impact of non-cash charges related to amortization of AOG Units of $258.2 million, RSUs and share options of $25.1 million (Plan Grants made in connection with the 2007 private placement of $11.9 million, other Plan Grants made to new hires on a merit basis of $7.1 million, Bonus Grants of $4.7 million and share options of $1.4 million), ARI Restricted Stock Awards and ARI RSUs of $0.2 million and AAA RDUs of $0.1 million as discussed in note 10 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2011:

	For the Three Months Ended March 31, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$15,097	$—	$15,097	$4,319	$—	$4,319
Management fees from affiliates	65,516	—	65,516	43,378	—	43,378
Carried interest income from affiliates:
Unrealized gains	—	323,130	323,130	—	88,254	88,254
Realized gains	—	118,565	118,565	12,540	16,287	28,827

Total Revenues	80,613	441,695	522,308	60,237	104,541	164,778
Compensation and benefits	37,808	192,147	229,955	24,512	35,097	59,609
Other expenses	25,867	—	25,867	26,630	—	26,630

Total Expenses	63,675	192,147	255,822	51,142	35,097	86,239

Other Income	5,124	15,791	20,915	2,675	26,976	29,651

Economic Net Income	$22,062	$265,339	$287,401	$11,770	$96,420	$108,190

	For the Three Months Ended March 31, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	9,256	—	9,256
Carried interest income from affiliates	—	—	—

Total Revenues	9,256	—	9,256
Compensation and benefits	9,749	—	9,749
Other expenses	5,538	—	5,538

Total Expenses	15,287	—	15,287

Other Income	522	137	659

Economic Net (Loss) Income	$(5,509)	$137	$(5,372)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2010
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$7,775	$3,294	$—	$11,069
Management fees from affiliates	64,349	37,808	1,647	103,804
Carried interest income from affiliates	69,945	38,776	—	108,721

Total Revenues	142,069	79,878	1,647	223,594
Expenses	102,199	46,516	5,370	154,085
Other Income (Loss)	6,703	975	(71)	7,607

Economic Net Income (Loss)	$46,573	$34,337	$(3,794)	$77,116

The following table reconciles the Total Reportable Segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended March 31, 2010:

	For the Year Ended March 31, 2010
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$223,594		$—		$223,594
Expenses	154,085		274,405	(1)	428,490
Other income	7,607		128,165	(2)	135,772

Economic Net Income	$77,116	(3)	N/A		N/A

(1)	Represents the addition of expenses of AAA and expenses related to equity-based compensation.
(2)	Results from the following:

For the Three Months Ended March 31, 2010
Net gains from investment activities	$111,721
Net gains from investment activities of consolidated variable interest entity	19,167
Loss from equity method investments	(2,723)

Total Consolidation Adjustments	$128,165

(3)	The reconciliation of Economic Net Income to Net Loss Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended March 31, 2010
Economic Net Income	$77,116
Income tax provision	(4,055)
Net income attributable to Non-Controlling Interests in consolidated entities(4)	(2,506)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	143,639
Non-cash charges related to equity-based compensation(5)	(273,646)
Net losses of Commodities Trading Fund	(1,230)

Net Loss Attributable to Apollo Global Management, LLC	$(60,682)

(4)	Excludes Non-Controlling Interests attributable to AAA

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

(5)	Includes impact of non-cash charges related to amortization of AOG Units of $258.3 million, RSUs of $14.5 million (Plan Grants made in connection with the 2007 private placement of $12.8 million, other Plan Grants made to new hires on a merit basis of $1.1 million and Bonus Grants of $0.6 million), ARI Restricted Stock Awards and ARI RSUs of $0.2 million and AAA RDUs of $0.6 million as discussed in note 10 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2010:

	For the Three Months Ended March 31, 2010
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$7,775	$—	$7,775	$3,294	$—	$3,294
Management fees from affiliates	64,349	—	64,349	37,808	—	37,808
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	—	57,513	57,513	—	(12,279)	(12,279)
Realized gains	—	12,432	12,432	12,100	38,955	51,055

Total Revenues	72,124	69,945	142,069	53,202	26,676	79,878

Compensation and benefits	33,192	40,068	73,260	22,901	1,393	24,294
Other expenses	28,939	—	28,939	22,222	—	22,222

Total Expenses	62,131	40,068	102,199	45,123	1,393	46,516

Other Income	(863)	7,566	6,703	(2,205)	3,180	975

Economic Net Income	$9,130	$37,443	$46,573	$5,874	$28,463	$34,337

	For the Three Months Ended March 31, 2010
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	1,647	—	1,647
Carried interest income from affiliates	—	—	—

Total Revenues	1,647	—	1,647

Compensation and benefits	3,677	—	3,677
Other expenses	1,693	—	1,693

Total Expenses	5,370	—	5,370

Other Income (Loss)	72	(143)	(71)

Economic Net Loss	$(3,651)	$(143)	$(3,794)

The following table presents total assets for Apollo’s reportable segments, and reconciles the segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of December 31, 2010:

	As of December 31, 2010
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments	Consolidation Adjustments		Consolidated
Total Assets	$2,271,564	$1,152,389	$46,415	$3,470,368	$3,082,004	(1)	$6,552,372

(1)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

15. SUBSEQUENT EVENTS

On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. AGM received net proceeds from the initial public offering of approximately $384.0 million. The Company will use the proceeds from the initial public offering for general corporate purposes and to fund growth initiatives. Upon the completion of the IPO, Holdings ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and the Company’s ownership interest in the Apollo Operating Group increased from 29.3% to 33.5%.

On May 12, 2011, the Company declared a cash distribution of $0.22 per Class A share, which will be paid on June 1, 2011 to holders of record on May 23, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q.

This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative asset manager. We are contrarian, value-oriented investors in private equity, credit-oriented capital markets and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension and endowment funds as well as other institutional and individual investors. Apollo is led by our managing partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 500 employees, including 162 investment professionals, as of March 31, 2011. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai.

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

(i)	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments;

(ii)	Capital markets—primarily invests in non-control debt and non-control equity instruments, including distressed debt instruments; and

(iii)	Real estate—primarily invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. We may seek to sponsor additional real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

These business segments are differentiated based on the varying investment strategies. The performance is measured by management on an unconsolidated basis because management makes operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.

Our financial results vary since carried interest, which generally constitutes a large portion of the income we receive from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

As of March 31, 2011, we had AUM of $70.0 billion in our private equity, capital markets and real estate businesses. Our latest private equity fund, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion. Fund VII began investing in January 2008 and has deployed $8.6 billion of capital through March 31, 2011, generating gross and net internal rate of returns (“IRR”) of 45% and 32%, respectively, during this period. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 27% net IRR on a compound annual basis from inception through March 31, 2011. A number of our capital markets funds have also performed well since their inception through March 31, 2011.

As of March 31, 2011, approximately 91% of our AUM was in funds with a contractual life at inception of seven years or more, and 12% of our AUM was in permanent capital vehicles with unlimited duration, as highlighted in the chart below:

Business Environment

During the most recent global economic crisis, which we believe began in the third quarter of 2007, we have been relying on our deep industry, credit and financial structuring experience, coupled with our strengths as value-oriented, distressed investors, to deploy a significant amount of new capital. As examples of this, from the beginning of the third quarter of 2007 and through March 31, 2011, we have invested approximately $25 billion of capital across our private equity and capital markets funds focused on control distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through March 31, 2011, the funds managed by Apollo have acquired approximately $13.8 billion in face value of distressed debt at discounts to par value and purchased approximately $33.9 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased these leveraged loan portfolios from highly motivated sellers, we were able to secure attractive long-term, low cost financing and select credits of companies well known to Apollo. The benchmark S&P/LSTA Leveraged Loan Index, which includes a group of securities we believe is similar to those owned by our funds, had a net return of approximately 6% during the life to date performance of our leveraged loan investments (COF I and COF II), which have exceeded this benchmark.

In addition to deploying capital in new investments, we have been depending on our over 20 years of experience to enhance value in the current investment portfolio of the funds we manage. We have been relying on our restructuring and capital markets experience to work proactively with our funds’ portfolio company management teams to generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value. For example, as of March 31, 2011, Fund VI and its underlying portfolio companies purchased or retired approximately $19.1 billion in face value of debt and captured approximately $9.5 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. In certain situations, such as CEVA Logistics, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions. Additionally, the portfolio companies of Fund VI have implemented approximately $3.0 billion of cost savings programs on an aggregate basis from the date we acquired them through March 31, 2011, which we believe will positively impact their operating profitability.

Regardless of the market or economic environment at any given time, we rely on our contrarian, value-oriented approach to consistently invest capital on behalf of our investors throughout economic cycles by focusing on opportunities that we believe are often overlooked by other investors. We believe that our expertise in capital markets, focus on nine core industry sectors and investment experience allow us to respond quickly to changing environments. For example, in our private equity business, our private equity funds have had success investing in buyouts and credit opportunities during both expansionary and recessionary economic periods. During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary period, our private equity funds have invested $21.7 billion, of which $14.6 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value.

Managing Business Performance

We believe that the presentation of Economic Net Income (Loss) supplements a reader’s understanding of the economic operating performance of each segment.

Economic Net Income (Loss)

ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo consolidated funds and consolidated VIEs that are included in the condensed consolidated financial statements. Adjustments relating to income tax expense and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of non-cash charges related to equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.

ENI is a key performance measure used for understanding the performance of our operations from period to period and although not every company in our industry defines these metrics in precisely the same way that we do, we believe that this metric, as we use it, facilitates comparisons with other companies in our industry. We use ENI to evaluate the performance of our private equity, capital markets and real estate segments as management believes the amount of management fees, advisory and transaction fees and carried interest income are indicative of the company’s performance. Management also uses ENI in making key operating decisions such as the following:

•

Decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires. As the amount of fees, investment income, and ENI is indicative of the performance of the management companies and advisors within each segment, management can assess the need for additional resources and the location for deployment of the new hires based on the results of this measure. For example, a positive ENI could indicate the need for additional staff to manage the respective segment whereas a negative ENI could indicate the need to reduce staff assigned to manage the respective segment.

•

Decisions related to capital deployment such as providing capital to facilitate growth for our business and/or to facilitate expansion into new businesses. As the amount of fees, investment income, and ENI is indicative of the performance of the management companies and advisors within each segment, management can assess the availability and need to provide capital to facilitate growth or expansion into new businesses based on the results of this measure. For example, a negative ENI may indicate the lack of performance of a segment and thus indicate a need for additional capital to be deployed into the respective segment.

•

Decisions related to compensation expense, such as determining annual discretionary bonuses to our employees. As the amount of fees, investment income, and ENI is indicative of the performance of the management companies and advisors within each segment, management can better identify higher performing businesses and employees to allocate discretionary bonuses based on the results of this measure. As it relates to compensation, our philosophy has been and remains to better align the interests of certain professionals and selected other individuals who have a profit sharing interest in the carried interest income earned in relation to our funds with our own and with those of the investors in the funds. To achieve that objective, a significant amount of compensation paid is based on our performance and growth for the year. For example, a positive ENI could indicate a higher discretionary bonus for a team whereas a negative ENI could indicate the need to reduce bonuses based on poor performance.

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. The following items, which are significant to our business, are excluded when calculating ENI: (i) non-cash charges related to equity-based compensation, which are expected to be recurring components of our costs although we may be able to incur lower cash compensation costs as a result of the financial benefits provided to certain partners and employees and the equity grants that may be made under our equity incentive plan; furthermore, any measure that eliminates compensation costs has material limitations as a performance measure; (ii) income tax expense, which represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense; and (iii) Non-Controlling Interests, which is expected to be a recurring item and represents the aggregate of the income or loss that is not owned by the company. In light of the foregoing limitations, we do not rely solely on ENI as a performance measure and also consider our U.S. GAAP results.

We believe that ENI is helpful to an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in the “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP.

The following summarizes the adjustments to ENI that reconcile ENI to the net income (loss) attributable to Apollo Global Management, LLC determined in accordance with U.S. GAAP:

•

Inclusion of the impact of non-cash charges such as equity-based compensation to our managing partners, contributing partners and employees related to Apollo Operating Group units, RSUs, Share Options, AAA RDUs, ARI RSUs and ARI Restricted Stock Awards that vested during the period. Management assesses our performance based on management fees, advisory and transaction fees, and carried interest income generated by the business and excludes the impact of non-cash charges related to equity-based compensation because this non-cash charge is not viewed as part of our core operations.

•

Inclusion of the impact of income taxes as we do not take income taxes into consideration when evaluating the performance of our segments or when determining compensation for our employees. Additionally, income taxes at the segment level (which exclude APO Corp.’s corporate taxes) are not meaningful, as the majority of the entities included in our segments operate as partnerships and therefore are only subject to New York City unincorporated business taxes and foreign taxes when applicable.

•

Carried interest income, management fees and other revenues from Apollo funds are reflected on an unconsolidated basis. As such, ENI excludes the Non-Controlling Interests in consolidated funds, which remain consolidated in our condensed consolidated financial statements. Management views the business as an alternative asset management firm and therefore assesses performance using the combined total of carried interest income and management fees from each of our funds.

ENI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use ENI as a measure of operating performance, not as a measure of liquidity. ENI should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. The use of ENI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using ENI as a supplemental measure to U.S. GAAP results to provide a more complete understanding of our performance as management measures it. To ensure a complete understanding, a reconciliation of ENI to our U.S. GAAP net income (loss) attributable to Apollo Global Management, LLC can be found in the notes to our condensed consolidated financial statements.

Operating Metrics

We monitor certain operating metrics that are common to the alternative asset management industry. These operating metrics include assets under management, private equity dollars invested and uncalled private equity commitments.

Assets Under Management

Assets Under Management, or AUM, refers to the assets we manage or with respect to which we have control. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our capital markets funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations), plus used or available leverage and/or capital commitments;

(iii)	the gross asset values or net asset value of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio companies;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other assets that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

Our AUM measure includes assets under management for which we charge either no or nominal fees. Our definition of AUM is not based on any definition of assets under management contained in our operating agreement or in any of our Apollo fund management agreements. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in our funds; and (3) the AUM measures that we believe are used by other asset managers. Given the differences in the investment strategies and structures among other alternative asset managers, our calculation of AUM may differ from the calculations employed by other asset managers and, as a result, this measure may not be directly comparable to similar measures presented by other asset managers.

AUM as of March 31, 2011 and 2010 and December 31, 2010 was as follows:

	March 31, 2011	March 31, 2010	December 31, 2010
	(in millions)
AUM:
Private equity	$39,578	$34,416	$38,799
Capital markets	23,834	19,256	22,283
Real estate	6,547	2,534	6,469

Total	$69,959	$56,206	$67,551

The following table presents total assets under management amounts for our private equity segment by strategy:

	Total Assets Under Management
	As of March 31,		As of December 31,
	2011	2010	2010
	(in millions)
Traditional Private Equity Funds	$38,015	$33,119	$37,341
AAA	1,563	1,297	1,458

Total	$39,578	$34,416	$38,799

The following table presents total assets under management amounts for our capital markets segment by strategy:

	Total Assets Under Management
	As of March 31,		As of December 31,
	2011	2010	2010
	(in millions)
Distressed and Event-Driven Hedge Funds	$2,657	$2,481	$2,759
Mezzanine Fund	4,930	4,274	4,503
Senior Credit Funds	11,838	9,513	11,210
Non-Performing Loan Fund	2,070	1,781	1,908
Other(1)	2,339	1,207	1,903

Total	$23,834	$19,256	$22,283

(1) Includes strategic investment accounts.

The following table presents total assets under management amounts for our real estate segment by strategy:

	Total Assets Under Management
	As of March 31,		As of December 31,
	2011	2010	2010
	(in millions)
Debt	$2,810	$2,534	$2,827
Equity	3,737	—	3,642

Total	$6,547	$2,534	$6,469

The following tables summarize changes in total AUM and AUM for each of our segments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Change in Total AUM:
Beginning of period	$67,551	$53,609
Income	2,832	1,462
Subscriptions/acquisitions	702	603
Distributions/redemptions	(1,730)	(1,428)
Change in leverage	604	1,960

End of Period	$69,959	$56,206

Change in Private Equity AUM:
Beginning of period	$38,799	$34,002
Income	1,966	1,311
Subscriptions	—	—
Distributions	(1,211)	(912)
Change in leverage	24	15

End of Period	$39,578	$34,416

Change in Capital Markets AUM:
Beginning of period	$22,283	$19,112
Income	876	131
Subscriptions	605	245
Distributions/redemptions	(519)	(427)
Change in leverage	589	195

End of Period	$23,834	$19,256

Change in Real Estate AUM:
Beginning of period	$6,469	$495
(Loss) income	(10)	20
Subscriptions/acquisitions	97	358
Distributions/redemptions	—	(89)
Change in leverage	(9)	1,750

End of Period	$6,547	$2,534

Private Equity

During the three months ended March 31, 2011, the AUM in our private equity segment increased by $0.8 billion, or 2.0%. This increase was a result of $2.0 billion of income that was primarily attributable to improved unrealized gains in our private equity funds including $1.0 billion in Fund VI and $0.6 billion in Fund VII. Offsetting this increase was $1.2 billion of distributions, including $0.4 billion in Fund VI and $0.6 billion in Fund VII. See “—Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, capital markets and real estate segments had on our revenues by segment.

During the three months ended March 31, 2010, the AUM in our private equity segment increased by $0.4 billion, or 1.2%. This increase was impacted by $1.3 billion of income that was primarily attributable to improved investment valuations in our private equity funds, including $0.7 billion in Fund VI. Offsetting this increase was $0.8 billion of distributions from Fund V. See “—Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, capital markets and real estate segments had on our revenues by segment.

Capital Markets

During the three months ended March 31, 2011, AUM in our capital markets segment increased by $1.6 billion, or 7.0%. This increase was a result of $0.9 billion of income that was primarily attributable to improved unrealized gains in our capital markets funds, and additional subscriptions of $0.6 billion, primarily comprised of additional capital raised in connection with two recently formed funds. Financial Credit Investment I, L.P. (“FCI”) raised $0.2 billion and Apollo Senior Floating Rate Fund (“AFT”) raised $0.3 billion. The increase was also impacted by an additional $0.6 billion of leverage from a number of our capital markets funds. These increases were offset by a $0.5 billion decrease in AUM that was impacted by distributions from EPF, CLF, COF II and VIF.

During the three months ended March 31, 2010, AUM in our capital markets segment increased by $0.1 billion, or 0.8%. This increase was impacted by $0.1 billion of income that was primarily attributable to improved investment valuations in our capital markets funds, and additional subscriptions of $0.2 billion, primarily comprised of additional capital raised in connection with two recently formed strategic investment accounts of approximately $0.1 billion each. The increase was also impacted by an additional $0.2 billion of leverage provided by LeverageSource, which was offset by a $0.4 billion decrease in AUM that was impacted by distributions from ACLF, Apollo Investment Corporation (“AINV”) and AIE I.

Real Estate

During the three months ended March 31, 2011, AUM in our real estate segment increased by $0.1 billion, or 1.2%, which was primarily the result of $0.1 billion of additional subscriptions from our AGRE U.S. Real Estate Fund.

During the three months ended March 31, 2010, AUM in our real estate segment increased by $2.0 billion, or 411.9%, which was primarily the result of additional leverage used by the AGRE CMBS Account for the acquisition of additional CMBS investments.

Assets Under Management—Fee-Generating/Non-Fee Generating

Fee-generating AUM consists of assets that we manage and on which we earn management fees or monitoring fees pursuant to management agreements on a basis that varies among the Apollo funds. Management fees are normally based on “net asset value,” “gross assets,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees for AUM purposes are based on the total value of certain structured portfolio vehicle investments, which normally include leverage, less any portion of such total value that is already considered in fee-generating AUM.

Non-fee generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following: (a) fair value above invested capital for those funds that earn management fees based on invested capital, (b) net asset values related to general partner interests and co-investments, (c) unused credit facilities, (d) available commitments on those funds that generate management fees on invested capital, and (e) structured portfolio vehicle investments that do not generate monitoring fees. We use non-fee generating AUM combined with fee-generating AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income.

The table below displays fee-generating and non-fee-generating AUM by segment as of March 31, 2011 and 2010 and December 31, 2010.

	March 31, 2011	March 31, 2010	December 31, 2010
	(in millions)

AUM-Fee-Generating/Non-Fee-Generating:

Private equity	$39,578	$34,416	$38,799
Fee-generating	27,804	28,189	27,874
Non-fee-generating	11,774	6,227	10,925

Capital markets	23,834	19,256	22,283
Fee-generating	17,660	15,117	16,484
Non-fee-generating	6,174	4,139	5,799

Real estate	6,547	2,534	6,469
Fee-generating	2,805	527	2,679
Non-fee-generating	3,742	2,007	3,790

Total assets under management	69,959	56,206	67,551
Fee-generating	48,269	43,833	47,037
Non-fee-generating	21,690	12,373	20,514

In the first quarter of 2011 our total fee-generating AUM increased as a result of increased capital commitments in both our capital markets and real estate segments, as well as increases in fair market value of capital market funds. During the year ended December 31, 2010, the fee-generating AUM of our private equity funds decreased due to the dispositions of investments during the period, which resulted in lower invested capital. The fee-generating AUM of our capital markets funds increased due to increases in fair value of investments due to improved market conditions during 2010, which resulted in higher NAV, gross assets and adjusted assets. The fee-generating AUM of our real estate funds increased due to new subscriptions, the acquisition of CPI and an increase in the fair value of investments.

In the first quarter of 2010 our total fee-generating AUM increased as a result of increased capital commitments in both our capital markets and real estate segments.

When the fair value of an investment exceeds invested capital, we are normally entitled to carried interest income on the difference between the fair value and invested capital after also considering certain expenses and preferred return amounts, as specified in the respective partnership agreements. However, we do not earn management fees on such excess. As a result of the growth in both the size and number of funds that we manage, we have experienced an increase in our management fees and advisory and transaction fees. To support this growth, we have also experienced an increase in operating expenses, resulting from hiring additional personnel, opening new offices to expand our geographical reach and incurring additional professional fees.

With respect to our private equity funds and certain of our capital markets and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to carried interest on the realized gains on the investments that are disposed of. Certain funds may have current fair values below invested capital. However, the management fee would still be computed on the invested capital for such funds. With respect to ARI, we receive management fees on stockholders equity as defined in its management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of March 31, 2011, our total fee-generating AUM is comprised of approximately 85% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

See “—The Historical Investment Performance of Our Funds—Investment Record” for additional discussion of our funds’ investment performance.

The company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of March 31, 2011 and 2010 are presented below:

	As of March 31, 2011
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$2,029		$262		$16,580
Fee-generating AUM based on invested capital	8,565		2,961		1,765		13,291
Fee-generating AUM based on gross/adjusted assets	1,239		6,459		—		7,698
Fee-generating AUM based on leverage(1)	3,711		3,553		—		7,264
Fee-generating AUM based on NAV	—		2,658		778	(4)	3,436

Total Fee-Generating AUM	$27,804	(2)	$17,660	(3)	$2,805		$48,269

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2011 is 68 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for ARI and the AGRE CMBS Account is based on an adjusted equity amount as specified by the respective management agreements.

	As of March 31, 2010
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$1,705		$—		$15,994
Fee-generating AUM based on invested capital	9,344		2,592		—		11,936
Fee-generating AUM based on gross/adjusted assets	949		4,887		—		5,836
Fee-generating AUM based on leverage(1)	3,607		3,614		—		7,221
Fee-generating AUM based on NAV	—		2,319		527	(4)	2,846

Total Fee-Generating AUM	$28,189	(2)	$15,117	(3)	$527		$43,833

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2010 is 79 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

Private Equity Dollars Invested and Uncalled Private Equity Commitments

Private equity dollars invested represents the aggregate amount of capital invested by our private equity funds during a reporting period. Uncalled private equity commitments, by contrast, represent unfunded commitments by investors in our private equity funds to contribute capital to fund future investments or expenses incurred by the funds, fees and applicable expenses as of the reporting date. Private equity dollars invested and uncalled private equity commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include transaction fees and incentive income. Private equity dollars invested and uncalled private equity commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses private equity dollars invested and uncalled private equity commitments as key operating metrics since we believe the results measure our investment activities.

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended March 31,
	2011	2010
	(in millions)
Private equity dollars invested	$802	$296

The following table summarizes the uncalled private equity commitments as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011	As of December 31, 2010
	(in millions)
Uncalled private equity commitments	$10,162	$10,345

The Historical Investment Performance of Our Funds

Below we present information relating to the historical performance of our funds, including certain legacy Apollo funds that do not have a meaningful amount of unrealized investments, and in respect of which the general partner interest has not been contributed to us.

When considering the data presented below, you should note that the historical results of our funds are not indicative of the future results that you should expect from such funds, from any future funds we may raise or from your investment in our Class A shares. An investment in our Class A shares is not an investment in any of the Apollo funds, and the assets and revenues of our funds are not directly available to us. As a result of the deconsolidation of most of our funds, we will not be consolidating those funds in our financial statements for periods after either August 1, 2007 or November 30, 2007. The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A shares. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in our Class A shares. However, poor performance of the funds that we manage would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and in all likelihood the value in our Class A shares. There can be no assurance that any Apollo fund will continue to achieve the same results in the future.

Moreover, the historical returns of our funds should not be considered indicative of the future results you should expect from such funds or from any future funds we may raise, in part because:

•

market conditions during previous periods were significantly more favorable for generating positive performance, particularly in our private equity business, than the market conditions we have experienced for the last few years and may experience in the future;

•

our funds’ returns have benefited from investment opportunities and general market conditions that currently do not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities;

•	our private equity funds’ rates of return, which are calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains, which may never be realized;

•

our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;

•

the historical returns that we present are derived largely from the performance of our earlier private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds, which may have little or no realized investment track record;

•	Fund VI and Fund VII are several times larger than our previous private equity funds, and this additional capital may not be deployed as profitably as our prior funds;

•

the attractive returns of certain of our funds have been driven by the rapid return of invested capital, which has not occurred with respect to all of our funds and we believe is less likely to occur in the future;

•	our track record with respect to our capital markets and real estate funds is relatively short as compared to our private equity funds;

•

in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in private equity funds and periods of high liquidity in debt markets, which may result in lower returns for the funds; and

•

our newly established funds may generate lower returns during the period that they take to deploy their capital; consequently, we do not provide return information for any funds which have not been actively investing capital for at least 36 months prior to the valuation date as we believe this information is not meaningful.

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated an 12% gross IRR and a 9% net IRR since its inception through March 31, 2011, while Fund V has generated a 62% gross IRR and a 45% net IRR since its inception through March 31, 2011. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011.

Investment Record

Private Equity

The following table summarizes the investment record for our private equity fund portfolios apart from AAA. All amounts are as of March 31, 2011, unless noted otherwise.

	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	As of March 31, 2011		As of December 31, 2010
							Gross IRR	Net IRR	Gross IRR	Net IRR
		(in millions)
Fund VII	2008	$14,676	$8,581	$4,102	$9,206	$13,308	45%	32%	46%	32%
Fund VI	2006	10,136	11,380	4,081	11,930	16,011	15	12	13	10
Fund V	2001	3,742	5,192	11,151	1,642	12,793	62	45	62	45
Fund IV	1998	3,600	3,481	5,782	1,041	6,823	12	9	11	9
Fund III	1995	1,500	1,499	2,615	92	2,707	18	12	18	12
Fund I, II & MIA(2)	1990/92	2,220	3,773	7,924	—	7,924	47	37	47	37

Total		$35,874	$33,906	$35,655	$23,911	$59,566	39%	27%	39%	26%

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time,” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011 for a discussion of why our unrealized investments may ultimately be realized at valuations different than those provided here.

(2)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time.

Capital Markets

The following table summarizes the investment record for certain funds with a defined maturity date, and internal rate of return since inception, or “IRR”, which includes FCI, AIE II, COF I, COF II, ACLF, Artus and EPF. IRR is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date above. All amounts are as of March 31, 2011, unless noted otherwise.

							As of March 31, 2011		As of December 31, 2010
	Year of Inception	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR	Net IRR	Gross IRR	Net IRR
		(in millions)
FCI(2)	2011	242.0	64.7	—	71.2	71.2	N/A	N/A	N/A	N/A
AIE II(3)	2008	292.3	515.9	422.5	317.6	740.1	28.4%	22.8%	27.5%	21.8%
COF I	2008	1,484.9	1,613.2	737.5	2,298.8	3,036.3	33.3	29.8	32.5	29.0
COF II	2008	1,583.0	2,186.0	891.0	1,858.5	2,749.5	16.6	14.2	17.4	14.9
ACLF	2007	984.0	1,448.5	653.0	936.3	1,589.3	13.5	12.6	12.1	11.2
Artus	2007	106.6	190.1	19.9	184.4	204.3	4.7	4.5	3.0	2.8
EPF(3)	2007	1,833.3	1,301.6	568.3	1,043.2	1,611.5	16.2	8.2	14.8	7.9

Totals		$6,526.1	$7,320.0	$3,292.2	$6,710.0	$10,002.2

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time,” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011 for a discussion of why our unrealized investments may ultimately be realized at valuations different than those provided here.
(2)	FCI was formed during the first quarter of 2011. Apollo does not intend to disclose returns for funds that have not been investing for at least 24 months as we do not believe such return information is meaningful.
(3)	Funds denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.42 as of March 31, 2011.

The following table summarizes the investment record for certain funds with no maturity date, which includes AFT, AAOF, SOMA, AIE I, AINV and the Value Funds. All amounts are as of March 31, 2011, unless noted otherwise.

			Net Return
	Year of Inception	Net Asset Value as of March 31, 2011	Since Inception to March 31, 2011	For the Three Months Ended March 31, 2011	Since Inception to December 31, 2010	For the Year Ended December 31, 2010
		(in millions)
AFT(1)	2011	295.9	N/A	N/A	N/A	N/A
AAOF	2007	300.7	14.7%	(1.0)%	15.8%	12.5%
SOMA(2)	2007	1,127.8	49.8	6.5	40.7	16.9
AIE I(3)	2006	145.9	(41.6)	11.6	(47.7)	32.4
AINV(4)	2004	1,898.2	N/A	N/A	41.3	4.8
Value Funds	2003/2006	940.7	75.0	5.5	65.9	12.2

(1)	AFT was formed during the first quarter of 2011. Apollo does not intend to disclose returns for funds that have not been investing for at least 24 months as we do not believe such return information is meaningful.
(2)	SOMA returns for primary mandate, which follows similar strategies as the Value Funds and excludes SOMA’s investments in other Apollo funds.
(3)	Fund denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.42 as of March 31, 2011.
(4)	Return amounts for Apollo Investment Corporation, a closed-end, non-diversified management investment company that trades under the symbol “AINV”, represent net asset value returns. Net asset value for AINV and related return information is shown as of December 31, 2010 given that AINV has not yet publicly disclosed its financial results as of March 31, 2011.

The company also manages Palmetto, which has committed capital and current invested capital of $759.0 million and $470.5 million, respectively, as of March 31, 2011.

Real Estate

The following table summarizes the investment record for our real estate funds. Each fund included in the table below did not begin investing the majority of its capital, or was not the manager for, at least 24 months prior to the valuation date of March 31, 2011. Due to the limited investment period for these funds, return information is not provided since we do not believe such information is meaningful. The amounts included in the table below are shown as of March 31, 2011, unless noted otherwise.

	Year of Inception	Raised Capital(5)	Gross Assets		Current Net Asset Value		Net IRR
	(in millions)
ARI(1)	2009	$322.2	$811.5		$297.8	(6)	N/A	(7)
AGRE CMBS Account	2009	503.7	1,491.8		291.8		N/A	(7)
AGRE U.S. Real Estate Fund, L.P.	2011	107.9	N/A	(8)	N/A	(8)	N/A	(7)
CPI Capital Partners North America	2006	600.0	176.5		175.5		N/A	(9)
CPI Capital Partners Asia Pacific(2)	2006	1,291.6	562.3		557.6		N/A	(9)
CPI Capital Partners Europe(3)	2006	1,645.0	480.6		479.1		N/A	(9)
CPI Other(4)	various	4,997.6	N/A	(10)	1,310.7		N/A	(10)

(1)	Amounts as of December 31, 2010.
(2)	U.S. dollar denominated.
(3)	Funds denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.42 as of March 31, 2011.
(4)	Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an asset management and administrative agreement.
(5)	Reflects initial gross raised capital and does not include distributions subsequent to capital raise.
(6)	Represents U.S. GAAP equity.
(7)	Returns are not presented because dates are prior to 24 months from inception of the fund.
(8)	AGRE U.S. Real Estate Fund, L.P., a newly formed closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held an initial closing in January 2011. Gross assets and net asset value are not presented as capital has not been deployed as of March 31, 2011.
(9)	As part of the CPI acquisition, the company acquired general partner interests in fully invested funds. The net IRRs from the inception of the respective fund to March 31, 2011 were (12.7%), (1.5%) and (20.8%) for CPI Capital Partners North America, Asia Pacific and Europe, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo has only become the general partner or manager of these funds since completing the acquisition on November 12, 2010.
(10)	CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Gross asset and return data is therefore not considered meaningful as we only perform an administrative role.

For a description of each fund’s investments and overall investment strategy, please refer to “Our Business Segments” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011.

Performance information for our funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. An investment in our Class A shares is not an investment in any of our funds. The performance information reflected in this discussion and analysis is not indicative of the possible performance of our Class A shares and is also not necessarily indicative of the future results of any particular fund. There can be no assurance that our funds will continue to achieve, or that our future funds will achieve, comparable results.

The following table provides a summary of the cost and fair value of our funds’ investments by segment. The cost and fair values of our private equity investments represent the current invested capital and unrealized values, respectively, in Fund VII, Fund VI, Fund V and Fund IV:

	As of March 31, 2011		As of December 31, 2010
	(in millions)
Private Equity:
Cost	$14,228		$14,322
Fair Value	23,819		22,485

Capital Markets:
Cost	9,658		10,226
Fair Value	11,693		11,476

Real Estate (1):
Cost	4,009	(2)	4,028	(3)
Fair Value	3,405	(2)	3,368	(3)

(1)         The cost and fair value of the real estate investments represent the cost and fair value, respectively, of the current unrealized invested capital for the ARI, AGRE CMBS Account, CPI Capital Partners NA, CPI Capital Partners Asia Pacific, and CPI Capital Partners Europe funds.

(2)         Includes CPI Funds with investment cost and fair value of $1,712 million and $1,102 million, respectively, as of March 31, 2011. Also includes ARI amounts that are reported as of December 31, 2010 given that the fund has not yet publicly disclosed its first quarter 2011 results. Additionally, ARI includes loans at amortized cost.

(3)         All amounts as of September 30, 2010 and include CPI Funds investment cost of $1,763 million and fair value of $1,080 million. Additionally, ARI includes loans at amortized cost.

Redemption

Our distressed and event-driven hedge funds and our Palmetto fund generally permit investors to withdraw capital through redemptions, although our Palmetto fund is not permitted to withdraw capital from our private equity funds, capital markets funds or other co-investments that do not permit investors to redeem capital. Under the terms of their respective partnership agreements, investors in such funds are required to provide advance written notice prior to redemption. The timing of the required notice ranges from 5 days to 90 days prior to the redemption date or in the case of certain offshore feeder funds, such number of days as directors of the fund may from time to time determine. To date, none of the Apollo funds have suspended redemption requests. However, in December 2008 and March 2009, respectively, SVF and AAOF notified their investors of their intention to satisfy redemption requests partially in cash and partially in-kind. In respect of the “in-kind” portion of redemption payments, investors may choose between an actual in-kind distribution of securities having a net asset value equal to the remaining redemption proceeds due and the conversion of a portion of their interests in SVF or AAOF, as applicable, into a new liquidating class of interests. As investments are sold or monetized, the net proceeds attributable to liquidating interests are not reinvested but instead are held in cash or cash equivalents for distribution to the holders of liquidating interests. In the case of SVF, an investor holding a liquidating interest has a limited ability to direct SVF to sell assets for its benefit. In the case of AAOF, holders of liquidating interests may choose between two classes, one of which provides the holder with the additional limited ability to direct AAOF to sell assets for its benefit. SVF is no longer distributing liquidating interests.

Our private equity funds and certain of our capital markets funds and real estate funds do not permit investors to withdraw capital through redemptions.

Significant redemption activity, if any, is discussed under the tables that summarize changes in total AUM and AUM for each of our segments. See “Operating Metrics—Assets Under Management” for these tables.

Overview of Results of Operations

Revenues

Advisory and Transaction Fees from Affiliates. As a result of providing advisory services with respect to actual and potential private equity and capital markets investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to a capital markets fund. In addition, monitoring fees are generated on certain special purpose vehicle investments. Under the terms of the limited partnership agreements for certain of our private equity and capital markets funds, the advisory and transaction fees earned are subject to a reduction of a percentage of such advisory and transaction fees (the “Management Fee Offsets”).

The Management Fee Offsets are calculated for each fund as follows:

•	65%-68% for private equity funds gross advisory, transaction and other special fees;

•	65%-80% for certain capital markets funds gross advisory, transaction and other special fees; and

•	100% for certain other capital markets funds gross advisory, transaction and other special fees.

These offsets are reflected as a decrease in advisory and transaction fees from affiliates on our condensed consolidated statements of operations.

Additionally, in the normal course of business, the management companies incur certain costs related to private equity funds (and certain capital markets funds) transactions that are not consummated, or “broken deal costs.” A portion of broken deal costs related to certain of our private equity funds, up to the total amount of advisory and transaction fees, are reimbursed by the unconsolidated funds (through reductions of the Management Fee Offsets described above), except for Fund VII and certain of our capital markets funds which initially bear all broken deal costs and these costs are factored into the Management Fee Offsets.

Management Fees from Affiliates. The significant growth of the assets we manage has had a positive effect on our revenues. Management fees are calculated based upon any of “net asset value,” “gross assets,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “invested capital,” “adjusted assets,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable management agreement of the unconsolidated funds.

Carried Interest Income from Affiliates. The general partners of our funds, in general, are entitled to an incentive return that can amount to as much as 20% of the total returns on fund capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. The carried interest income from affiliates is recognized in accordance with U.S. GAAP guidance applicable to accounting for arrangement fees based on a formula. In applying the U.S. GAAP guidance, the carried interest from affiliates for any period is based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions.

As of March 31, 2011, approximately 47% of the fair value of our fund investments was determined using market based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 53% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, capital markets and real estate segments, the percentage determined using market based valuation methods was 42%, 54% and 42%, respectively. See “Risk Factors—Risks Related to Our Business—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011, for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

The table below presents an analysis of our (i) carried interest receivable and (ii) realized and unrealized carried interest income as of and for the three months ended March 31, 2011:

	As of March 31, 2011		For the Three Months Ended March 31, 2011
	Carried Interest Receivable		Unrealized Carried Interest Income		Realized Carried Interest Income	Total Carried Interest Income
	(in millions)
Private Equity Funds:
Fund VII	$678.4		$73.6		$74.6	$148.2
Fund VI	823.8		175.5		19.1	194.6
Fund V	164.7		(11.8)		24.9	13.1
Fund IV	218.8		82.8	(1)	—	82.8
AAA	15.6		3.0		—	3.0

Total Private Equity Funds	$1,901.3		$323.1		$118.6	$441.7

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	$45.1		$23.5		$1.4	$24.9
Mezzanine Funds (AIE II, AINV)	33.8		5.4		12.5	17.9
Non-Performing Loan Fund (EPF)	17.0		17.0		—	17.0
Senior Credit Funds (COF I/COF II, ACLF)	236.5		42.4		14.9	57.3

Total Capital Markets Funds	$332.4		$88.3		$28.8	$117.1

Total	$2,233.7	(2)	$411.4		$147.4	$558.8

(1)	$44.0 million for Fund IV related to the catch-up formula whereby the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest equates to its 20% incentive fee rate.
(2)	There was a corresponding profit sharing payable of $845.8 million that results in a net carried interest receivable amount of $1,387.9 million as of March 31, 2011.

The general partners of certain of our distressed and event-driven hedge funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. All of our distressed and event-driven hedge funds have investors with various high water marks and, subject to market conditions and investment performance, we believe that these high water marks are reasonably likely to be surpassed in future periods. As of March 31, 2011, the general partners of Fund IV, Fund V, Fund VI, Fund VII, AAA, our Value Funds, SOMA, AAOF, AIE II, COF I, COF II, ACLF, and EPF were accruing carried interest income because the fair value of the investments of certain investors in these funds is in excess of the investors’ cost basis and allocable share of expenses. The investment advisor of AINV accrues carried interest income as it is realized. As of March 31, 2011, approximately 93% and 99% of the investments in the Value Funds and SOMA, respectively, were generating carried interest income. Additionally, ACLF, COF I, COF II, AIE II, and EPF were each above their hurdle rates of 10.0%, 8.0%, 7.5%, 7.5% and 8.0%, respectively, and generating carried interest income.

Carried interest income from our private equity funds and certain capital markets and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by private equity fund in the table below. There were no such general partner obligations related to our private equity, capital markets or real estate funds as of the March 31, 2011 balance sheet date. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

Private Equity Carried Interest Income

The table below presents carried interest income for the private equity funds that the company manages. Carried interest income fee rates are 20% for our private equity funds. In certain private equity funds, the company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. So long as the investors achieve their priority returns, there is a catch-up formula whereby the company earns a priority return for a portion of the return until the company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The accrual for potential repayment of previously received carried interest income represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

The following table summarizes our carried interest income since the inception of our private equity funds through March 31, 2011:

	Carried Interest Income Since Inception
Fund	Undistributed by Fund and Recognized	Distributed by Fund and Recognized	General Partner Obligation as of March 31, 2011	Total Undistributed and Distributed by Fund and Recognized(1)	Maximum Carried Interest Income Subject to Potential Reversal(2)
	(in millions)
Fund VII	$678.4	$138.6	$—	$817.0	$749.0
Fund VI	823.8	63.1	—	886.9	855.5
Fund V	164.7	1,277.6	—	1,442.3	285.4
Fund IV	218.8	387.8	—	606.6	606.6

Total	$1,885.7	$1,867.1	$—	$3,752.8	$2,496.5

(1)	Amounts were computed based on the fair value of fund investments on March 31, 2011. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal at March 31, 2011.

(2)	Represents the amount of carried interest income that would be reversed if remaining fund investments were liquidated at zero value on March 31, 2011. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to clawback, except for Fund IV which is gross of taxes.

As of March 31, 2011, the company did not have any funds that were not generating carried interest income based on the current value of the underlying funds investments.

Expenses

Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, incentive fee compensation and profit sharing expense associated with the carried interest income earned from private equity funds and capital markets funds and recognition of compensation expense associated with the vesting of non-cash equity-based awards.

Our compensation arrangements with certain partners and employees contain a significant performance-based bonus component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our managing partners prior to the Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. As a result, the condensed consolidated financial statements have not reflected compensation expense for services rendered by these individuals. Subsequent to the Reorganization, our managing partners are considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with Apollo Operating Group unit grants described below, have been recorded as compensation expense. The Apollo Operating Group units were granted to the managing partners and contributing partners at the time of the Reorganization, as discussed in note 1 to our condensed consolidated financial statements.

In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest earned in relation to private equity and certain capital markets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is based upon a fixed percentage of private equity and capital markets carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification clauses also exist for pre-reorganization realized gains, which, although our managing partners and contributing partners would remain personally liable, may indemnify our managing partners and contributing partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. Refer to note 11 to our condensed consolidated financial statements for further discussion of indemnification.

Salary expense for services rendered by our managing partners is limited to $100,000 per year for a five-year period that commenced in September 2007 and will likely increase subsequent to September 2012. Additionally, our managing partners can receive other forms of compensation. Additionally, in connection with the Reorganization, the managing partners and contributing partners received Apollo Operating Group units with a vesting period of five to six years and certain employees were granted RSUs that typically have a vesting period of six years. Managing partners, contributing partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for managing partners and contributing partners on the grant date. In addition, ARI RSUs and ARI restricted stock have been granted to the company and certain employees in the real estate segment and generally vest over three years. In addition, the Company granted share options to certain employees that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over the next two to six years. Refer to note 10 to our condensed consolidated financial statements for further discussion of Apollo Operating Group units and other share-based compensation.

Other Expenses. The balance of our other expenses includes interest, litigation settlement, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the AMH credit facility which has a variable interest amount based on LIBOR and ABR interest rates as discussed in note 8 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized using the straight-line method over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.

Other Income (Loss)

Net Gains (Losses) from Investment Activities. The performance of the condensed consolidated Apollo funds has impacted our net gains (losses) from investment activities. Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening balance sheet date and the closing balance sheet date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our condensed consolidated financial statements.

Net Gains from Investment Activities of Consolidated Variable Interest Entities. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the condensed consolidated statements of operations.

Interest Income. The Company recognizes security transactions on the trade date. Interest income is recognized as earned on an accrual basis. Discounts and premiums on securities purchased are accreted or amortized over the life of the respective securities using the effective interest method.

Other Income (Loss), Net. Other income, net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries and other miscellaneous income and expenses.

Income Taxes—The Apollo Operating Group and its subsidiaries continue to generally operate in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business tax, or in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the company, is subject to U.S. Federal, state and local corporate income tax, and the company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The company’s tax positions are reviewed and evaluated quarterly and determine whether or not we have uncertain tax positions that require financial statement recognition.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the condensed consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 70.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 98% and 97% ownership interest held by limited partners in AAA for the three months ended March 31, 2011 and 2010, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

The authoritative guidance for Non-Controlling Interests in the condensed consolidated financial statements requires reporting entities to present Non-Controlling Interest as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of shareholders’ equity on the company’s condensed consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributed to the Non-Controlling Interest holders on the company’s condensed consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the company’s condensed consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

On January 1, 2010, the company adopted amended consolidation guidance issued by FASB on issues related to VIEs. The amended guidance significantly affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The amended guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The amended guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the condensed consolidated statements of financial condition of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized in the condensed consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Apollo’s involvement with the funds it manages is such that all three of the above conditions are met with the exception of certain vehicles which fail condition (c) above. As previously mentioned, the incremental impact of adopting the amended consolidation guidance has resulted in the consolidation of certain VIEs managed by the company. Additional disclosures related to Apollo’s involvement with VIEs are presented in note 4 to our condensed consolidated financial statements.

Investment Platform and Cost Trends

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platform, which is comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired professionals and support staff, as well as leases and associated improvements to new offices to accommodate the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 485 employees as of December 31, 2010 to 500 employees as of March 31, 2011. As a result, our compensation and other personnel-related expenses have increased, as have our rent and other office-related expenses. As we continue to expand our global platform, we anticipate our headcount and related expenses will continue to increase.

Our future growth will depend in part, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	maintaining adequate financial, regulatory and business controls;

•	implementing new or updated information and financial systems, processes and procedures; and

•	training, managing and hiring qualified professionals and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

We may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Results of Operations

Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2011 and 2010, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” following the analysis of the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,		Amount Change	Percentage Change
	2011	2010
		(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$19,416	$11,069	$8,347	75.4%
Management fees from affiliates	118,150	103,804	14,346	13.8
Carried interest income from affiliates	558,776	108,721	450,055	414.0

Total Revenues	696,342	223,594	472,748	211.4

Expenses:
Compensation and benefits:
Equity-based compensation	283,607	273,646	9,961	3.6
Salary, bonus and benefits	72,069	59,770	12,299	20.6
Profit sharing expense	217,085	38,516	178,569	463.6
Incentive fee compensation	10,159	2,945	7,214	245.0

Total Compensation and Benefits	582,920	374,877	208,043	55.5
Interest expense	10,882	10,822	60	0.6
Professional fees	17,361	12,865	4,496	34.9
General, administrative and other	16,607	14,513	2,094	14.4
Placement fees	539	3,861	(3,322)	(86.0)
Occupancy	7,226	5,447	1,779	32.7
Depreciation and amortization	6,046	6,105	(59)	(1.0)

Total Expenses	641,581	428,490	213,091	49.7

Other Income (Loss):
Net gains from investment activities	157,929	111,721	46,208	41.4
Net gains from investment activities of consolidated variable interest entities	17,088	19,167	(2,079)	(10.8)
Income from equity method investments	21,826	7,880	13,946	177.0
Interest income	258	362	(104)	(28.7)
Other income (loss), net	8,063	(3,358)	11,421	NM

Total Other Income	205,164	135,772	69,392	51.1

Income (loss) before income tax provision	259,925	(69,124)	329,049	NM
Income tax provision	(8,820)	(4,055)	(4,765)	117.5

Net Income (Loss)	251,105	(73,179)	324,284	NM
Net (income) loss attributable to Non-Controlling Interests	(212,949)	12,497	(225,446)	NM

Net Income (Loss) Attributable to Apollo Global Management, LLC	$38,156	$(60,682)	$98,838	NM

“NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Revenues

Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $8.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily attributable to an increase in the number of acquisitions during the period. Net advisory and transaction fees earned for the private equity and capital markets segments increased by $7.3 million and $1.0 million, respectively. During the three months ended March 31, 2011, gross and net advisory fees, including directors’ fees, were $32.4 million and $12.2 million, respectively, and gross and net transaction fees were $20.2 million and $8.3 million, respectively. During the three months ended March 31, 2010, gross and net advisory fees, including directors’ fees, were $29.6 million and $10.8 million, respectively, and gross and net transaction fees were $3.5 million and $1.5 million, respectively. The net transaction and advisory fees were further offset by $1.1 million and $1.2 million in broken deal costs that the company was obligated to repay during the three months ended March 31, 2011 and 2010, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $14.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to an increase in management fees earned by our real estate, capital markets and private equity segments by $7.6 million, $5.6 million and $1.1 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital during the three months ended March 31, 2011 as compared to the same period during 2010.

Carried interest income from affiliates increased by $450.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the three months ended March 31, 2011, there was $411.4 million and $147.4 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $558.8 million. During the three months ended March 31, 2010, there was $45.2 million and $63.5 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $108.7 million. The $366.2 million increase in unrealized carried interest income was driven by significant improvements in the fair value of portfolio investments held by certain of our private equity funds, primarily by Fund VI, Fund IV and Fund VII, which had increased carried interest income of $175.5 million, $82.8 million and $73.7 million, respectively, during the period. The $83.9 million increase in realized carried interest income was attributable to increased dispositions of portfolio investments held by certain of our private equity and capital markets funds during the three months ended March 31, 2011 as compared to the same period during 2010.

Expenses

Compensation and benefits increased by $208.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to an increase in profit sharing expense of $178.6 million driven by the change in carried interest income earned from our private equity and capital markets funds during the period due to improved performance of their underlying portfolio investments. In addition, salary, bonus and benefits expense increased by $12.3 million which was driven by an increase in headcount and bonus accruals during the period, along with an increase of non-cash equity-based compensation expense by $10.0 million primarily related to additional grants of RSUs subsequent to March 31, 2010. Furthermore, incentive fee compensation increased by $7.2 million as a result of the favorable performance of certain of our capital markets funds during the three months ended March 31, 2011 as compared to the same period during 2010.

Professional fees increased by $4.5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the period which was primarily associated with incremental costs incurred to register the company’s Class A shares during the three months ended March 31, 2011.

General, administrative and other expenses increased by $2.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds and continued expansion of our global investment platform during the three months ended March 31, 2011 as compared to the same period during 2010.

Placement fees decreased by $3.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to decreased fundraising efforts during 2011 in connection with our capital markets and private equity funds resulting in lower placement fees incurred of $2.5 million and $0.8 million, respectively, during the three months ended March 31, 2011 as compared to the same period during 2010.

Occupancy expense increased by $1.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended March 31, 2011 as compared to the same period during 2010.

Other Income (Loss)

Net gains from investment activities increased by $46.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to a $27.1 million change in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $17.8 million unrealized gain related to the change in the fair value of the investment in HFA during the three months ended March 31, 2011.

Net gains from investment activities of consolidated VIEs decreased by $2.1 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to a decrease in net realized and unrealized gains relating to the changes in the fair values of investments held by the consolidated VIEs of $3.6 million along with an increase in other expenses of $3.6 million during the period. These decreases were partially offset by lower net losses relating to the changes in the fair values of debt held by the consolidated VIEs of $1.6 million along with higher interest and other income earned of $3.5 million during the three months ended March 31, 2011 as compared to the same period during 2010.

Income from equity method investments increased by $13.9 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was driven by changes in the fair values of certain Apollo funds in which the company has a direct interest. Fund VII, COF I, Fund VI and AIE II had the most significant impact and together generated $18.4 million of income from equity method investments during the three months ended March 31, 2011 as compared to $(0.8) million of loss from equity method investments during the three months ended March 31, 2010 resulting in a net increase of income from equity method investments totaling $19.2 million. This increase was partially offset by a decrease of income from the investment in Vantium C of $0.1 million during the three months ended March 31, 2011 as compared to $5.5 million of income from equity method investments during the three months ended March 31, 2010 resulting in a net decrease of income from equity method investments totaling $5.4 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the three months ended March 31, 2011 and 2010.

Other income (loss), net increased by $11.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended March 31, 2011 as compared to the same period in 2010.

Income Tax Provision

The income tax provision increased by $4.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. As discussed in note 1 to our condensed consolidated financial statements, the company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $19.4 million and $10.6 million for the three months ended March 31, 2011 and 2010, respectively, after adjusting for permanent tax differences and the special allocation of AMH income, if applicable, as discussed in note 11 to our condensed consolidated financial statements. The $8.8 million change in income before taxes resulted in increased federal, state and local taxes of $4.2 million utilizing a marginal corporate tax rate. The remaining change in the income tax provision of $0.6 million during the three months ended March 31, 2011 as compared to the same period during 2010 was primarily affected by increases in the NYC UBT, as well as, taxes on foreign subsidiaries.

Non-Controlling Interests

Net (income) loss attributable to Non-Controlling Interests consisted of the following:

	Three Months Ended March 31,
	2011		2010
	(in thousands)
AAA(1)	$(136,225)		$(109,469)
Consolidated VIEs	(17,088	)(2)	(19,167)
Former employees(3)	(3,638)		(2,506)

Net income attributable to Non-Controlling Interests in consolidated entities	(156,951)		(131,142)
Net (income) loss attributable to Non-Controlling Interests in Apollo Operating Group	(55,998)		143,639

Net (income) loss attributable to Non-Controlling Interests	$(212,949)		$12,497

(1)        Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% and 97% during the three months ended March 31, 2011 and 2010, respectively.

(2)        Reflects the Non-Controlling Interests in the net income of the consolidated VIEs and includes $2.8 million of gains recorded within appropriated partners’ deficit related to consolidated VIEs during the three months ended March 31, 2011.

(3)        Reflects the remaining interest held by certain former employees in the net income of our capital markets management companies.

Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income (loss)	$251,105	$(73,179)
Net income attributable to Non-Controlling Interests in consolidated entities	(156,951)	(131,142)

Net income (loss) after Non-Controlling Interests in consolidated entities	94,154	(204,321)
Adjustments:
Income tax provision(1)	8,820	4,055
NYC UBT and foreign tax provision(2)	(2,113)	(1,499)
Net (income) loss in non-Apollo Operating Group entities	(22,254)	776

Total adjustments	(15,547)	3,332

Net income (loss) after adjustments	78,607	(200,989)
Approximate ownership percentage of Apollo Operating Group	71.0%/70.7%	71.4%

Net income (loss) attributable to Apollo Operating Group before other adjustments(3)	55,998	(143,639)
AMH special allocation(4)	—	—

Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$55,998	$(143,639)

(1)	Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. Federal, state, and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the ownership percentage range of approximately 71.0% and 70.7% during the three months ended March 31, 2011, and 71.4% during the three months ended March 31, 2010 to the consolidated net income (loss) of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.
(4)	These amounts represent special allocation of income to APO Corp. and reduction of income allocated to Holdings due to the amendment to the AMH partnership agreement as discussed in note 11 to our condensed consolidated financial statements. There was no extension of the special allocation after December 31, 2010. Therefore as a result, the Company did not allocate any additional income from AMH to APO Corp. related to the special allocation. However, the Company will continue to allocate income to APO Corp. based on the current economic sharing percentage.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our managing partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, capital markets and real estate. These segments were established based on the nature of investment activities in each fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results do not consider consolidation of funds, non-cash equity-based compensation, income taxes and Non-Controlling Interests.

In addition to providing the financial results of our three reportable business segments, we further evaluate our individual reportable segments based on what we refer to as our management and incentive businesses. Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. This business includes management fee revenues, advisory and transaction revenues, carried interest income from certain of our mezzanine funds and expenses, each of which we believe are more stable in nature. The financial performance of our incentive business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The incentive business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which is generally less predictable and more volatile in nature.

Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three months ended March 31, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$15,097	$—	$15,097	$7,775	$—	$7,775
Management fees from affiliates	65,516	—	65,516	64,349	—	64,349
Carried interest income from affiliates:
Unrealized gains	—	323,130	323,130	—	57,513	57,513
Realized gains	—	118,565	118,565	—	12,432	12,432

Total Revenues	80,613	441,695	522,308	72,124	69,945	142,069

Expenses:
Compensation and benefits:
Salary, bonus and benefits	37,808	—	37,808	33,192	—	33,192
Profit sharing expense	—	192,147	192,147	—	40,068	40,068

Total compensation and benefits(1)	37,808	192,147	229,955	33,192	40,068	73,260
Other expenses(2)	25,867	—	25,867	28,939	—	28,939

Total Expenses	63,675	192,147	255,822	62,131	40,068	102,199

Other Income (Loss):
Income from equity method investments	—	15,791	15,791	—	7,566	7,566
Other income (loss), net(3)	5,124	—	5,124	(863)	—	(863)

Total Other Income (Loss)	5,124	15,791	20,915	(863)	7,566	6,703

Economic Net Income	$22,062	$265,339	$287,401	$9,130	$37,443	$46,573

(1)	Excludes non-cash charges related to equity-based compensation.
(2)	Excludes expenses related to consolidated funds.
(3)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds.

	Three Months Ended March 31,
	2011	2010	Amount Change	Percentage Change
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$15,097	$7,775	$7,322	94.2%
Management fees from affiliates	65,516	64,349	1,167	1.8
Carried interest income from affiliates:
Unrealized gains	323,130	57,513	265,617	461.8
Realized gains	118,565	12,432	106,133	NM

Total carried interest income from affiliates	441,695	69,945	371,750	NM

Total Revenues	522,308	142,069	380,239	267.6

Expenses:
Compensation and benefits:
Salary, bonus and benefits	37,808	33,192	4,616	13.9
Profit sharing expense	192,147	40,068	152,079	379.6

Total compensation and benefits	229,955	73,260	156,695	213.9
Other expenses	25,867	28,939	(3,072)	(10.6)

Total Expenses	255,822	102,199	153,623	150.3

Other Income (Loss):
Income from equity method investments	15,791	7,566	8,225	108.7
Other income (loss), net	5,124	(863)	5,987	NM

Total Other Income	20,915	6,703	14,212	212.0

Economic Net Income	$287,401	$46,573	$240,828	NM

Revenues

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $7.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was attributable to an increase in the number of acquisitions during the period, primarily by Fund VII of $6.2 million. Gross advisory and transaction fees, including directors’ fees, were $42.5 million and $22.4 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $20.1 million or 89.7%. The transaction fees earned during 2011 primarily related to four portfolio investment transactions which together generated $17.5 million and $5.6 million of the gross and net transaction fees, respectively, as compared to no transaction fees earned during 2010. The advisory fees earned during both periods were primarily generated by advisory and monitoring arrangements with several portfolio investments including LeverageSource, Realogy, Athene Life Re Ltd, Caesars Entertainment and CEVA Logistics which generated gross and net fees of $16.8 million and $8.0 million, respectively, during 2011 as compared to gross and net fees of $15.7 million and $6.3 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $27.4 million and $14.6 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $12.8 million or 87.7%.

Management fees from affiliates increased by $1.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to increased management fees earned from AAA Investments of $1.3 million as a result of increased adjusted gross assets managed during the period. In addition, Fund VI earned increased management fees of $1.0 million as a result of increased values of fee-generating invested capital during the period. These increases were partially offset by decreased management fees earned by Fund V of $0.8 million as a result of dispositions of investments during the period. Furthermore, during the third quarter of 2010, Fund IV started its winding down and no longer earns management fees which resulted in a decrease in management fees of $0.4 million during the three months ended March 31, 2011 as compared to the same period during 2010.

Carried interest income from affiliates changed by $371.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to an increase in net unrealized gains of $265.6 million driven by improvements in the fair value of the underlying portfolio investments held during the period, primarily by Fund VI, Fund IV and Fund VII of $175.5 million, $82.8 million and $73.7 million, respectively. Based on the increases in fair value of the underlying portfolio investments, profits of Fund IV were such that the priority return to the fund investors was met and thereafter its general partner was allocated (i) 80% of the fund’s profits, or $44.0 million, pursuant to the catch up formula in the fund partnership agreement whereby the general partner earns a disproportionate return until the general partner’s carried interest income equates to 20% of the cumulative profits of the fund, and (ii) $38.8 million, which was allocated to the general partner once its carried interest income equated to 20% of the cumulative profits of the fund. These increases were partially offset by a decrease of unrealized carried interest income in Fund V and AAA of $63.5 million and $2.9 million, respectively, primarily due to a lower net change in the fair value of investments along with dispositions of portfolio investments held during the period. The remaining change relates to an increase in net realized gains of $106.1 million resulting from dispositions of portfolio investments held, primarily by Fund VII, Fund VI and Fund V of $74.6 million, $19.1 million and $12.5 million, respectively, during the three months ended March 31, 2011 as compared to the same period during 2010.

Expenses

Compensation and benefits increased by $156.7 million for three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to a $152.1 million increase in profit sharing expense, which was driven by the change in carried interest income earned from our private equity funds due to the improved performance of their underlying portfolio investments during the period. In addition, salary, bonus and benefits expense increased by $4.6 million primarily as a result of an increase in headcount and bonus amounts during the three months ended March 31, 2011 as compared to the same period during 2010.

Other expenses decreased by $3.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to decreased professional fees of $2.0 million driven by lower external accounting, tax, audit, legal and consulting fees incurred during the period. In addition, placement fees decreased by $0.8 million primarily attributable to decreased fundraising efforts during 2011. These decreases were partially offset by an increase in occupancy of $1.0 million primarily attributable to additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended March 31, 2011 as compared to the same period during 2010.

Other Income (Loss)

Income from equity method investments increased by $8.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was driven by increases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII and Fund VI which resulted in an increase of income from equity method investments of $10.3 million and $3.1 million, respectively, during the period. These increases were partially offset by a decrease of income from equity method investments relating to Vantium C of $5.4 million during the three months ended March 31, 2011 as compared to the same period during 2010.

Other income (loss), net increased by $6.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended March 31, 2011 as compared to the same period during 2010.

Capital Markets

The following tables set forth segment statement of operations information and ENI, for our capital markets segment for the three months ended March 31, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets:
Revenues:
Advisory and transaction fees from affiliates	$4,319	$—	$4,319	$3,294	$—	$3,294
Management fees from affiliates	43,378	—	43,378	37,808	—	37,808
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	—	88,254	88,254	—	(12,279)	(12,279)
Realized gains	12,540	16,287	28,827	12,100	38,955	51,055

Total Revenues	60,237	104,541	164,778	53,202	26,676	79,878

Expenses:
Compensation and benefits:
Salary, bonus and benefits	24,512	—	24,512	22,901	—	22,901
Profit sharing expense	—	24,938	24,938	—	(1,552)	(1,552)
Incentive fee compensation	—	10,159	10,159	—	2,945	2,945

Total compensation and benefits(1)	24,512	35,097	59,609	22,901	1,393	24,294
Other expenses(2)	26,630	—	26,630	22,222	—	22,222

Total Expenses	51,142	35,097	86,239	45,123	1,393	46,516

Other Income (Loss):
Net gains from investment activities	—	17,829	17,829	—	—	—
Income from equity method investments	—	9,147	9,147	—	3,180	3,180
Other income (loss), net(3)	2,675	—	2,675	(2,205)	—	(2,205)

Total Other Income (Loss)	2,675	26,976	29,651	(2,205)	3,180	975

Economic Net Income	$11,770	$96,420	$108,190	$5,874	$28,463	$34,337

(1)	Excludes non-cash charges related to equity-based compensation.
(2)	Excludes expenses related to consolidated funds.
(3)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and consolidated VIEs.

	Three Months Ended March 31,
	2011	2010	Amount Change	Percentage Change
	(in thousands)
Capital Markets:
Revenues:
Advisory and transaction fees from affiliates	$4,319	$3,294	$1,025	31.1%
Management fees from affiliates	43,378	37,808	5,570	14.7
Carried interest income from affiliates:
Unrealized gains (losses)	88,254	(12,279)	100,533	NM
Realized gains	28,827	51,055	(22,228)	(43.5)

Total carried interest income from affiliates	117,081	38,776	78,305	201.9

Total Revenues	164,778	79,878	84,900	106.3

Expenses:
Compensation and benefits:
Salary, bonus and benefits	24,512	22,901	1,611	7.0
Profit sharing expense	24,938	(1,552)	26,490	NM
Incentive fee compensation	10,159	2,945	7,214	245.0

Total compensation and benefits	59,609	24,294	35,315	145.4
Other expenses	26,630	22,222	4,408	19.8

Total Expenses	86,239	46,516	39,723	85.4

Other Income (Loss):
Net gains from investment activities	17,829	—	17,829	NM
Income from equity method investments	9,147	3,180	5,967	187.6
Other income (loss), net	2,675	(2,205)	4,880	NM

Total Other Income	29,651	975	28,676	NM

Economic Net Income	$108,190	$34,337	$73,853	215.1%

Revenues

Advisory and transaction fees from affiliates increased by $1.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Gross advisory and transaction fees, including directors’ fees, were $10.1 million and $10.7 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of $0.6 million or 5.6%. The transaction fees earned during 2011 related to four portfolio investment transactions of FCI which together generated gross and net fees of $2.7 million, respectively, whereas the transaction fees earned during 2010 related to one portfolio investment transaction of EPF which generated gross and net fees of $3.5 million and $1.5 million, respectively. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which generated gross and net fees of $6.6 million and $0.8 million, respectively, during 2011 and gross and net fees of $6.7 million and $1.3 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $5.8 million and $7.4 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of $1.6 million or 21.6%.

Management fees from affiliates increased by $5.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to increased asset allocation fees earned from Athene of $2.0 million during the period. These fees are partially offset by a corresponding expense categorized as sub-advisory fees and included within professional fees expense. In addition, an increase in fee-generating invested capital in COF II during the period resulted in increased management fees earned of $1.6 million. Furthermore, increased net assets managed by certain capital markets funds including the Value Funds collectively resulted in increased management fees of $1.4 million during the period.

Carried interest income from affiliates changed by $78.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was attributable to an increase in net unrealized gains of $100.5 million driven by an increase in net asset values, primarily by COF I, ACLF, EPF, Value Funds and AIE II resulting in an increase of carried interest income of $58.5 million, $22.3 million, $17.0 million, $6.1 million and $5.4 million, respectively, during the period. These increases were partially offset by a decrease in net unrealized gains as a result of dispositions and reversals of unrealized gains during the period, primarily by COF II of $10.8 million. The remaining change was attributable to a decrease in net realized gains of $22.2 million due to a decrease in dispositions of investments held by certain of our capital markets funds during the period, primarily COF I of $34.0 million, partially offset by an increase of net realized gains, primarily by COF II of $14.8 million, during the three months ended March 31, 2011 as compared to the same period during 2010.

Expenses

Compensation and benefits increased by $35.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to increased profit sharing expense of $26.5 million driven by the change in carried interest income of ACLF, COF I, COF II and EPF due to improved performance of their underlying portfolio investments during the period. In addition, incentive fee compensation expense increased by $7.2 million due to the favorable performance of certain of our capital markets funds during the period, along with an increase of salary bonus and benefits expense of $1.6 million driven by an increase in headcount and bonuses during the period.

Other expenses increased by $4.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to increased professional fees of $6.6 million driven by structuring fees and due diligence costs incurred during 2011 associated with AFT totaling $4.5 million. In addition, general, administrative and other expenses increased by $0.8 million due to higher travel, information technology, recruiting and other expenses incurred during the period. These increases were partially offset by decreased placement fees of $2.5 million due to less fundraising efforts during the three months ended March 31, 2011 as compared to the same period during 2010.

Other Income (Loss)

Net gains from investment activities were $17.8 million for the three months ended March 31, 2011. This amount was related to an unrealized gain on the change in the fair value of the investment in HFA during the three months ended March 31, 2011.

Income from equity method investments increased by $6.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was driven by improvements in the fair values of our capital markets investments held, primarily by COF I and AIE II, which resulted in an increase of income from equity method investments of $5.1 million and $0.7 million, respectively, during the period.

Other income (loss), net increased by $4.9 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily due to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended March 31, 2011 as compared to the same period during 2010.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three months ended March 31, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity- based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—	$—	$—	$—
Management fees from affiliates	9,256	—	9,256	1,647	—	1,647
Carried interest income from affiliates	—	—	—	—	—	—

Total Revenues	9,256	—	9,256	1,647	—	1,647

Expenses:
Compensation and benefits:
Salary, bonus and benefits	9,749	—	9,749	3,677	—	3,677

Total compensation and benefits(1)	9,749	—	9,749	3,677	—	3,677
Other expenses	5,538	—	5,538	1,693	—	1,693

Total Expenses	15,287	—	15,287	5,370	—	5,370

Other Income (Loss):
Income (loss) from equity method investments	—	137	137	—	(143)	(143)
Other income, net	522	—	522	72	—	72

Total Other Income (Loss)	522	137	659	72	(143)	(71)

Economic Net (Loss) Income	$(5,509)	$137	$(5,372)	$(3,651)	$(143)	$(3,794)

(1)	Excludes non-cash charges related to equity-based compensation.

	Three Months Ended March 31,
	2011	2010	Amount Change	Percentage Change
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—	NM
Management fees from affiliates	9,256	1,647	7,609	462.0%
Carried interest income from affiliates	—	—	—	NM

Total Revenues	9,256	1,647	7,609	462.0

Expenses:
Compensation and benefits:
Salary, bonus and benefits	9,749	3,677	6,072	165.1

Total Compensation and Benefits	9,749	3,677	6,072	165.1
Other expenses	5,538	1,693	3,845	227.1

Total Expenses	15,287	5,370	9,917	184.7

Other Income (Loss):
Income (loss) from equity method investments	137	(143)	280	NM
Other income, net	522	72	450	NM

Total Other Income (Loss)	659	(71)	730	NM

Economic Net Loss	$(5,372)	$(3,794)	$(1,578)	41.6%

Revenues

Management fees increased by $7.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to $7.2 million of fees earned from CPI which was acquired during November 2010. In addition, increased net assets managed by ARI and the AGRE CMBS Account resulted in increased management fees earned of $0.3 million and $0.1 million, respectively, during the three months ended March 31, 2011 as compared to the same period during 2010.

Expenses

Compensation and benefits increased by $6.1 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was attributable to an increase in salary, bonus and benefits expense primarily driven by an increase in headcount as a result of the CPI acquisition during November 2010 and expansion of our real estate funds during the period.

Other expenses increased by $3.8 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to increased general, administrative and other expenses of $1.6 million driven by increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds. In addition, occupancy expense increased by $0.9 million due to additional office spaced leased as a result of an increase in our headcount to support the expansion of our real estate funds during the three months ended March 31, 2011 as compared to the same period during 2010.

Other Income (Loss)

Other income, net increased by $0.5 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended March 31, 2011 as compared to the same period during 2010.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three months ended March 31, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

In addition to providing the financial results of our three reportable business segments, we evaluate our reportable segments based on what we refer to as our management and incentive businesses. Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. This business includes management fee revenues, advisory and transaction fee revenues, carried interest income from certain of our mezzanine funds and expenses, each of which we believe are more stable in nature.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$19,416	$11,069
Management fees from affiliates	118,150	103,804
Carried interest income from affiliates	12,540	12,100

Total Revenues	150,106	126,973

Expenses:
Compensation and benefits(1)	72,069	59,770
Interest expense	10,882	10,822
Professional fees(2)	17,143	12,554
General, administrative and other(3)	16,199	14,065
Placement fees	539	3,861
Occupancy	7,226	5,447
Depreciation and amortization	6,046	6,105

Total Expenses	130,104	112,624

Other Income (Loss):
Interest income	258	362
Other income (loss), net	8,063	(3,358)

Total Other Income (Loss)	8,321	(2,996)

Economic Net Income	$28,323	$11,353

(1)	Excludes non-cash charges related to equity-based compensation.
(2)	Excludes professional fees related to the consolidated funds.
(3)	Excludes general and administrative expenses related to the consolidated funds.

The financial performance of our incentive business, which is dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements, includes carried interest income, income from equity method investments, profit sharing expenses and incentive fee compensation that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Incentive Business
Revenues:
Carried interest income from affiliates:
Unrealized gains	$411,384	$45,234
Realized gains	134,852	51,387

Total Revenues	546,236	96,621

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense	167,610	21,763
Realized profit sharing expense	49,475	16,753

Total Profit Sharing Expense	217,085	38,516
Incentive fee compensation	10,159	2,945

Total Compensation and Benefits	227,244	41,461

Other Income:
Net gains from investment activities(1)	17,829	—
Income from equity method investments	25,075	10,603

Total Other Income	42,904	10,603

Economic Net Income	$361,896	$65,763

(1)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments including management and incentive businesses and a reconciliation of ENI to Net Income (Loss) attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues	$696,342	$223,594
Expenses	357,348	154,085
Other income	51,225	7,607

Economic Net Income	390,219	77,116
Non-cash charges related to equity-based compensation	(283,607)	(273,646)
Income tax provision	(8,820)	(4,055)
Net income attributable to Non-Controlling Interests in consolidated entities(1)	(3,638)	(2,506)
Net (income) loss attributable to Non-Controlling Interests in Apollo Operating Group	(55,998)	143,639
Net loss of Commodities Trading Fund	—	(1,230)

Net Income (Loss) Attributable to Apollo Global Management, LLC	$38,156	$(60,682)

(1)	Excludes Non-Controlling Interests attributable to AAA and consolidated VIEs as such amounts are not included within Net Income (Loss) attributable to Apollo Global Management, LLC. Economic Net Income (Loss) is presented on a segment basis and excludes our consolidated funds and consolidated VIEs.

Liquidity and Capital Resources

Historical

Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical condensed consolidated statement of cash flows reflects the cash flows of Apollo, as well as those of our consolidated Apollo funds.

The primary cash flow activities of Apollo are:

•	Generating cash flow from operations;

•	Making investments in Apollo funds;

•	Meeting financing needs through credit agreements; and

•	Distributing cash flow to equity holders and Non-Controlling Interests.

Primary cash flow activities of the consolidated Apollo funds are:

•	Raising capital from their investors, which have been reflected historically as Non-Controlling Interests of the consolidated subsidiaries in our financial statements;

•	Using capital to make investments;

•	Generating cash flow from operations through distributions, interest and the realization of investments; and

•	Distributing cash flow to investors.

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	March 31, 2011			December 31, 2010
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
	(in thousands)
AMH credit facility	$728,273	5.66	%(1)	$728,273	3.78	%(1)
CIT secured loan agreement	22,907	3.44		23,252	3.50

Total Debt	$751,180	5.59%		$751,525	3.77%

(1)	Includes the effect of interest rate swaps.

We determine whether to make capital commitments to our private equity funds in excess of our minimum required amounts based on a variety of factors, including estimates regarding our liquidity resources over the estimated time period during which commitments will have to be funded, estimates regarding the amounts of capital that may be appropriate for other funds that we are in the process of raising or are considering raising, and our general working capital requirements.

We have made one or more distributions to our managing partners and contributing partners, representing all of the undistributed earnings generated by the businesses contributed to the Apollo Operating Group prior to the Private Offering Transactions. For this purpose, income attributable to carried interest on private equity funds related to either carry-generating transactions that closed prior to the Private Offering Transactions or carry-generating transactions to which a definitive agreement was executed, but that did not close, prior to the Private Offering Transactions are treated as having been earned prior to the Private Offering Transactions.

On December 20, 2010, the company repurchased approximately $180.8 million of AMH debt in connection with the extension of the maturity date of such loans and had a remaining outstanding balance of $728.3 million. The company determined that debt modification resulted in debt extinguishment, which did not result in any gain or loss recognized in the condensed consolidated financial statements.

Cash Flows

Significant amounts from our condensed consolidated statements of cash flows for the months ended March 31, 2011 and 2010 are summarized and discussed within the table and corresponding commentary below.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Operating Activities	$906,383	$95,128
Investing Activities	(45,229)	1,312
Financing Activities	(783,579)	(17,863)

Net Increase in Cash and Cash Equivalents	$77,575	$78,577

Operating Activities

Net cash provided by operating activities was $906.4 million during the three months ended March 31, 2011. During this period, there was $251.1 million in net income, to which $283.6 million of equity-based compensation, a noncash expense, was added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the three months ended March 31, 2011 included a $167.7 million increase in profit sharing payable, $985.1 million of sales of investments held by the consolidated VIEs, $49.9 million of unrealized losses on debt of the consolidated VIEs, $23.2 million decrease in cash held by consolidated VIEs and a $22.6 million decrease in other assets of the consolidated VIEs. These favorable cash adjustments were offset by $172.2 million of net unrealized gains from investment activities of consolidated funds and the consolidated VIEs, $41.8 million of realized gains on debt of the consolidated VIEs, $342.1 million purchases of investments relating to the consolidated VIEs, and a $366.6 million increase in our carried interest receivable. The increase in our carried interest receivable balance during the three months ended March 31, 2011 was driven by a $558.8 million of carried interest income from change in fair value of funds for which we act as general partner, offset by fund cash distributions of $193.3 million.

Net cash provided by operating activities was $95.1 million during the three months ended March 31, 2010. During this period, there was a $73.2 million net loss, to which $273.6 million of equity-based compensation, a noncash expense, was added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the three months ended March 31, 2010 included $133.1 million of net unrealized gains from investment activities of consolidated funds and the consolidated VIE, purchases of investments primarily relating to the consolidated VIE of $57.8 million and a $23.4 million increase in our carried interest receivable. The increase in our carried interest receivable balance during the three months ended March 31, 2010 was driven by a $108.7 million of carried interest income from change in fair value of funds for which we act as general partner, offset by fund cash distributions of $85.4 million. These unfavorable cash adjustments were offset by a $22.6 million increase in our profit sharing payable, which was also primarily driven by increases in the fair value of the funds for which we act as general partner and $58.8 million of sales of investments held by the consolidated VIE.

The operating cash flow amounts from the Apollo funds and consolidated VIEs represent the significant variances between net income (loss) and cash flow from operations and were classified as operating activities pursuant to the American Institute of Certified Public Accountants, or “AICPA,” Audit and Accounting Guide, Investment Companies, or “Investment Company Guide.” The increasing capital needs reflect the growth of our business while the fund-related requirements vary based upon the specific investment activities being conducted at a point in time. These movements do not adversely affect our liquidity or earnings trends because we currently have sufficient cash reserves compared to planned expenditures.

Investing Activities

Net cash used in investing activities was $45.2 million for the three months ended March 31, 2011, which was primarily comprised of $12.4 million of cash contributions to equity method investments and $52.1 million of purchases of investment in HFA, offset by $21.9 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII and AGRE U.S. Real Estate Fund. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF II, EPF and Vantium C.

Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2010, which was primarily comprised of $5.9 million of cash distributions from equity method investments, offset by $2.5 million of cash contributions to equity method investments, $1.4 million of cash paid for a business acquisition and $0.9 million of fixed asset purchases. Cash contributions to equity method investments were primarily related to Fund VII, AIE II, COF I and EPF. Cash distributions from equity method investments were primarily related to Fund V, Fund VI, Fund VII, ACLF and Vantium C.

Financing Activities

Net cash used in financing activities was $783.6 million for the three months ended March 31, 2011, which was primarily comprised of $412.1 million in repayment of term loans by consolidated VIEs, $300.9 million in distributions by consolidated VIEs, $40.8 million of dividends paid to Non-Controlling Interests in Apollo Operating Group, $17.4 million in dividends and $9.0 million related to employee tax withholding payments in connection with deliveries of Class A shares for RSUs.

Net cash used in financing activities was $17.9 million for the three months ended March 31, 2010, which was primarily comprised of $13.4 million of repayment on term loans by the consolidated VIE, $3.2 million of distributions to Non-Controlling Interests in the consolidated entities, $0.8 million related to employee tax withholding payments in connection with deliveries of Class A shares for RSUs and $0.5 million of principal repayments on debt.

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the company (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to AGM Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Accrual for Distribution Equivalents on Certain RSUs
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3

Future Cash Flows

Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on our funds and our ability to manage our projected costs, fund performance, having access to credit facilities, being in compliance with existing credit agreements, as well as industry and market trends. Also during economic downturns the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and incentive fees we charge. As was the situation with AIE I, this could adversely impact our cash flow in the future.

For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 (subject to a one-year extension with the consent of a majority of AIE I’s shareholders) and (ii) reducing the overall costs of the fund. The company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. As a result of the monetization plan, we expect AIE I to have adequate cash flow to satisfy its obligations as they come due, Therefore, we do not anticipate any additional fee waivers for AIE I in the future. The company continues to charge AIE I management fees at a reduced rate of 1.5% of the net assets of AIE I. Prior to the monetization plan, the management fees were based on 2.0% of the gross assets of AIE I. The company has no future plans to waive additional management fees charged to AIE I or to lower the current management fee arrangement.

In addition, in April 2010 we announced a new strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit.

An increase in the fair value of our funds’ investments, by contrast, could favorably impact our liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets and adjusted assets. Additionally, higher carried interest income would generally result when investments appreciate over their cost basis which would not have an impact on the Company’s cash flow.

The company granted approximately 4.5 million RSUs to its employees during the three months ended March 31, 2011. The average estimated fair value per share on the grant date was $16.37 with a total fair value of the grant of $73.5 million. This will impact the company’s compensation expense as these grants are amortized over their vesting term of three to six years. The company has incurred and expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $106.1 million, $94.2 million, $64.0 million, $15.3 million, $7.1 million and $5.4 million during the years ended December 31, 2011, 2012, 2013, 2014, 2015, and 2016, respectively. These grants will not have an impact on the company’s cash flow.

Although Apollo Global Management, LLC expects to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our quarterly dividend is at the sole discretion of our manager.

Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiary of the Apollo Operating Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The managing partners, contributing partners and certain other investment professionals have personally guaranteed, to the extent of their ownership interest, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular managing partner’s or contributing partner’s distributions. The shareholders agreement dated July 13, 2007, includes clauses that indemnify each of our managing partners and certain contributing partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our managing partners and contributing partners have contributed or sold to the Apollo Operating Group.

Accordingly, in the event that our managing partners, contributing partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made carried interest distributions with respect to Fund IV, Fund V and Fund VI, we will be obligated to reimburse our managing partners and certain contributing partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the distribution to which that general partner obligation related. As of March 31, 2011, the company has not recorded an obligation for any previously made distributions.

On May 12, 2011, the Company declared a cash distribution of $0.22 per Class A share, which will be paid on June 1, 2011 to holders of record on May 23, 2011.

Distributions to Managing Partners and Contributing Partners

The three managing partners who became employees of Apollo Global Management, LLC on July 13, 2007, are each entitled to a $100,000 base salary. Additionally, our managing partners can receive other forms of compensation. Any additional consideration will be paid to them in their proportional ownership interest in Holdings. Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to any exchanging or selling managing partners.

It should be noted that subsequent to the Reorganization, the contributing partners retained ownership interests at the entity level below the Apollo Operating Group; therefore any distributions prior to flowing up to the Apollo Operating Group are shared pro rata with the contributing partners who have a direct interest in the entity (management or advisory entity). These distributions are considered compensation expense post-Reorganization.

The contributing partners are entitled to receive the following:

•

Profit sharing—private equity carried interest income, from direct ownership of advisory entities. Any changes in fair value of the underlying fund investments would result in changes to Apollo Global Management, LLC’s profit sharing payable.

•

Net management fee income—distributable cash determined by the general partner of each management company, from direct ownership of the management company entity. The contributing partners will continue to receive net management fee income payments based on the interests they retained in management companies directly. Such payments are treated as compensation expense post-Reorganization as described above.

•

Any additional consideration will be paid to them in their proportional ownership interest in Holdings. Please refer to the structure chart for participation of profits in and distributions from the Apollo Operating Group by Holdings.

•	No base compensation is paid to the contributing partners from the company, but they are entitled to a monthly draw.

•	Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to any exchanging or selling contributing partner.

Commitments

Our management companies and general partners have committed that we, or our affiliates, will invest into the funds a certain percentage of their capital. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, each capital markets fund and each real estate fund as of March 31, 2011 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments		Apollo Only (Excluding Affiliates) Commitments		Apollo Only (Excluding Affiliates) % of Total Fund Commitments		Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Fund VII	$467.2	(1)	3.18%		$190.3		1.30%		$267.4	(1)	$109.2
Fund VI	246.3		2.43		6.1		0.06		33.7		0.8
Fund V	100.0		2.67		0.5		0.01		6.5		—	(2)
Fund IV	100.0		2.78		0.2		0.01		0.5		—	(2)
Fund III	100.6		6.71		—		—		15.5		—
EPF(7)	412.2	(3)	22.48		25.0		1.36		180.9	(4)	12.0
SOMA(8)	—		—		—		—		—		—
ACLF Co-Invest	—	(5)	—	(5)	—	(5)	—	(5)	—	(5)	—	(5)
COF I	477.6	(6)	32.16		29.7		2.00		242.4	(6)	4.2
COF II	70.5		4.45		23.4		1.48		1.8		0.6
ACLF	23.9		2.43		23.9		2.43		10.0		10.0
Palmetto	9.0		1.19		9.0		1.19		3.4		3.4
AIE II(7)	9.2		3.15		5.7		1.95		0.9		0.5
FCI	105.6		43.64		—		—		77.4		—
Apollo/JH Loan Portfolio	50.1		100.00		0.1		0.20		2.4		—
Apollo Credit Senior Loan Fund	25.0		100.00		—		—		—		—
AGRE U.S. Real Estate Fund	8.0		7.41		8.0		7.41		2.0		2.0
CPI Capital Partners North America	2.0		0.33		2.0		0.33		0.5		0.5
CPI Capital Partners Europe	—		—		—		—		—		—
CPI Capital Partners Asia Pacific (9)	0.5		0.03		0.5		0.00		—		—

Total	$2,207.7				$324.4				$845.3		$143.2

(1)	As of March 31, 2011, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $61.9 million, respectively.
(2)	As of March 31, 2011, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Of the total commitment amount in EPF, AAA, SOMA and Palmetto have approximately €77.0 million, $106.2 million and €106.0 million, respectively.
(4)	Of the total remaining commitment amount in EPF, AAA, SOMA and Palmetto have approximately $47.2 million, $46.0 million and $65.0 million, respectively.
(5)	As of March 31, 2011, the general partner of ACLF Co-Invest had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.
(6)	As of March 31, 2011, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(7)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.42 as of March 31, 2011.
(8)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of March 31, 2011, Apollo and affiliates’ capital balances exceeded the 1% requirement and are not required to fund a capital commitment.
(9)	As of March 31, 2011, Apollo had an immaterial amount of remaining commitments in the Asia Real Estate Funds. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.

As a limited partner, the general partner and manager of the Apollo private equity funds, capital markets and real estate funds, Apollo has unfunded capital commitments at March 31, 2011 and December 31, 2010 of $143.2 million and $140.6 million, respectively.

Apollo has an ongoing obligation to acquire additional common units from AAA on a quarterly basis in an amount equal to 25% of the aggregate after tax cash distributions, if any, that are made to Apollo affiliates pursuant to the carried interest distribution rights that are applicable to the investments that are made through AAA Investments.

The AMH credit facility, which provides for a variable-rate term loan, will have future impacts on our cash uses. Borrowings under the AMH credit facility originally accrued interest at a rate of (i) LIBOR loans (LIBOR plus 1.25%), or (ii) base rate loans (base rate plus 0.50%). The loan originally matured in April 2014. Additionally, the company has hedged $167 million of the variable-rate loan with fixed rate swaps to minimize our interest rate risk as of March 31, 2011. On December 20, 2010, Apollo amended the AMH credit facility to extend the maturity date of $995 million of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the credit facility. Pursuant to this amendment, AMH was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, the company is required to repurchase at least $50 million aggregate principal amount of term loans by December 31, 2014 and at least $100 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio (which is a figure that varies over time that is used to determine the applicable level of certain carve-outs to the negative covenants as well as to determine the level of AMH’s cash collateralization requirements) was extended to end at the new extended maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and base rate plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH credit facility repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining outstanding balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased) of the loan at March 31, 2011 was 4.57% and the interest rate on the remaining $5.0 million portion of the loan at March 31, 2011 was 1.82%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $751.8 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at March 31, 2011 is the amount for which the Company expects to settle the AMH Credit Agreement.

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. At December 31, 2010, the total outstanding loan aggregated $20.5 million, including accrued interest of $1.6 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statement of financial condition. As of March 31, 2011, the total outstanding loan aggregated $8.8 million, including accrued interest of $0.8 million which approximated fair value, of which approximately $6.3 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In accordance with the Managing Partners Shareholders Agreement dated July 13, 2007, as amended, and the above credit agreement, we have indemnified the managing partners and certain contributing partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of March 31, 2011, the Company has not recorded an obligation for any previously made distributions.

Potential Future Costs

We anticipate our annual incremental cost of complying with regulatory requirements will be approximately as follows:

•	Board of Directors and Committee Member Fees—$700,000; and

•	Internal Audit Function—$1.0 million.

We also may make grants of RSUs or other stock-based awards to independent directors that we appoint in the future.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We also report segment information from our condensed consolidated statement of operations and include a supplemental performance measure, ENI, for our private equity, capital markets and real estate segments. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in note 2 of our condensed consolidated financial statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.

Consolidation

Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds for which the general partner is presumed to have control (e.g., AP Alternative Assets, L.P.). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

Certain of our subsidiaries hold equity interests in and/or receive fees qualifying as variable interests from the funds that the company manages. The amended consolidation rules require an analysis to determine whether (a) an entity in which Apollo holds a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would give it a controlling financial interest. When the VIE has qualified for the deferral of the amended consolidation rules in accordance with U.S. GAAP, the analysis is based on previous consolidation rules, which require an analysis to determine whether (a) an entity in which Apollo holds a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the variability of the entity.

Under both guidelines, the determination of whether an entity in which Apollo holds a variable interest is a VIE requires judgments which include determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, determining whether two or more parties’ equity interests should be aggregated, and determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. Under both guidelines, Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continuously. The consolidation analysis can generally be performed qualitatively. However, if it is not readily apparent whether Apollo is the primary beneficiary, a quantitative expected losses and expected residual returns calculation will be performed. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective Apollo fund may affect an entity’s status as a VIE or the determination of the primary beneficiary.

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE. The use of these judgments has a material impact to certain components of Apollo’s condensed consolidated financial statements.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statement of financial condition.

Refer to additional disclosures regarding VIEs in note 4 to our condensed consolidated financial statements. Intercompany transactions and balances, if any, have been eliminated in the consolidation.

Revenue Recognition

Carried Interest Income from Affiliates. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment. Carried interest income is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our capital markets funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other capital markets funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Refer to note 5 to our condensed consolidated financial statements for disclosure of the amounts of carried interest income (loss) income from affiliates that was generated from realized versus unrealized losses. See the Valuation of Investments section below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our capital markets and private equity funds.

Management Fees from Affiliates. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our capital markets funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, or capital contributions, all as defined in the respective partnership agreements. The capital markets management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets, are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See the Valuation of Investments section below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our capital markets and private equity funds.

Investments, at Fair Value

The company follows U.S. GAAP applicable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds and investments of the consolidated VIEs with unrealized gains and losses resulting from changes in the fair value and are reflected as net gains from investment activities and net gains from investment activities of the consolidated variable interest entities, respectively, in the condensed consolidated statement of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by U.S. GAAP, the company does not adjust the quoted price for these investments, even in situations where the company holds a large position and a sale could reasonably impact the quoted price.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives where the fair value is based on observable inputs. These investments exhibit higher levels of liquid market observability as compared to Level III investments. The company subjects broker quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II investment. These criteria include, but are not limited to, the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services.

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, mezzanine funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the company subjects those broker quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors we consider include the number of broker quotes we obtain, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment where the fair value is based on unobservable inputs.

Equity Method Investments. For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss from its equity method investments in these entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the condensed consolidated statements of operations. The carrying amounts of equity method investments are reflected in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities are at fair value.

Private Equity Investments. The majority of the investments within our private equity funds are valued using the market approach, which provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry.

Market Approach. The market approach is driven by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to any of the following factors: (1) the subject company’s historical and projected financial data; (2) valuations given to comparable companies; (3) the size and scope of the subject company’s operations; (4) the subject company’s individual strengths and weaknesses; (5) expectations relating to the market’s receptivity to an offering of the subject company’s securities; (6) applicable restrictions on transfer; (7) industry and market information; (8) general economic conditions; and (9) other factors deemed relevant. Market approach valuation models typically employ a multiple that is based on one or more of the factors described above. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports, and press releases. Once a comparable company set is determined, we review certain aspects of the subject company’s performance and determine how its performance compares to the group and to certain individuals in the group. We compare certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios, and growth opportunities. In addition, we compare our entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.

Income Approach. For investments where the market approach does not provide adequate fair value information, we rely on the income approach. The income approach is also used to value investments or validate the market approach within our private equity funds. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology used in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results and a calculated discount rate, which is normally based on the subject company’s weighted average cost of capital, or “WACC.” The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports, and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.

The value of liquid investments, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the close price on the date of determination.

Apollo utilizes a valuation committee consisting of members from senior management that reviews and approves the valuation results related to our private equity investments. Management also retains an independent valuation firm to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firm assist management with validating their valuation results. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Capital Markets Investments. The investments in our capital markets funds are valued based on valuation models and quoted market prices. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The capital markets funds also enter into foreign currency exchange contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Changes in value are recorded in income currently. Realized gains or losses are recognized when contracts are settled. Credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the credit default contract and the original contract price.

Forwards are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when an investment is thinly traded or no observable market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of our capital markets investments also may include the market approach and the income approach, as previously described above.

Apollo also utilizes a valuation committee that reviews and approves the valuation results related to our capital markets investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

The fair values of the investments in our private equity and capital markets funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sensitivity”. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.

Real Estate Investments. For ARI and the AGRE CMBS Account, the estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. Loans that the funds plans to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value. For AGRE’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values. For portfolio or operating company investments, valuations may also incorporate the use of sales comparisons, valuing statistically meaningful samples, and the use of other techniques such as earnings multiples of similar companies due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the value of investments by certain of our real estate funds may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments

U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $751.8 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation.

Valuation of Financial Instruments held by Consolidated VIEs

The consolidated VIEs hold investments that are traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors.

The consolidated VIEs also have debt obligations that are recorded at fair value. The valuation approach used to estimate the fair values of debt obligations is the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations are discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating. Management uses its discretion and judgment in considering and appraising relevant factors for determining the valuations of its debt obligations.

Fair Value Option. Apollo has elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. Refer to note 4 to our condensed consolidated financial statements for further disclosure on financial instruments of the consolidated VIEs for which the fair value option has been elected.

Compensation and Benefits

Compensation and benefits include salaries, bonuses, profit sharing plans and the amortization of equity-based compensation. Bonuses are accrued over the service period. From time to time, the company may distribute profits interests as a result of waived management fees to its investment professionals, which are considered compensation. Additionally, certain employees have arrangements whereby they are entitled to receive a percentage of carried interest income based on the fund’s performance. To the extent that individuals are entitled to a percentage of the carried interest income and such entitlement is subject to potential forfeiture at inception, such arrangements are accounted for as profit sharing plans, and compensation expense is recognized as the related carried interest income is recognized.

Equity-based compensation is accounted for under U.S. GAAP, whereby the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based compensation awards consist of, or provide rights with respect to Apollo Operating Group units, RSUs, Share Options, AAA RDUs and ARI Restricted Stock and ARI Restricted Stock Unit Awards. The company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.

Compensation expense related to our profit sharing payable is a result of agreements with our contributing partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, any movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. The contributing partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense.

Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the year. Incentive fee compensation expense is recognized on accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal during the interim period where there is a decline in the related carried interest income, however it is not subject to reversal once the carried interest income crystallizes.

Another significant part of our compensation expense is derived from amortization of the Apollo Operating Group units subject to forfeiture by our managing partners and contributing partners. The estimated fair value was determined and recognized over the forfeiture period on a straight-line basis. We have estimated a 0% and 3% forfeiture rate for our managing partners and contributing partners, respectively, based on the company’s historical attrition rate for this level of staff as well as industry comparable rates. If either the managing partners or contributing partners are no longer associated with Apollo or if there is no turn over, we will revise our estimated compensation expense to the actual amount of expense based on the units vested at the balance sheet date in accordance with U.S. GAAP.

Additionally, the value of the Apollo Operating Group units have been reduced to reflect the transfer restrictions imposed on units issued to the managing partners and contributing partners as well as the lack of rights to participate in future Apollo Global Management, LLC equity offerings. These awards have the following characteristics:

•

Awards granted to the managing partners (i) are not permitted to be sold to any parties outside of the Apollo Global Management, LLC control group and transfer restrictions lapse pro rata during the forfeiture period over 60 or 72 months, and (ii) allow the managing partners to initiate a change in control.

•

Awards granted to the contributing partners (i) are not permitted to be sold or transferred to any parties except to the Apollo Global Management, LLC control group and (ii) the transfer restriction period lapses over six years (which is longer than the forfeiture period which lapses ratably over 60 months).

As noted above, the Apollo Operating Group units issued to the managing partners and contributing partners have different restrictions which affect the liquidity of and the discounts applied to each grant.

We utilized the Finnerty Model to calculate a discount on the Apollo Operating Group units granted to the contributing partners. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted stock preventing its sale over a certain period of time. Along with the Finnerty Model we applied adjustments to account for the existence of liquidity clauses specific to contributing partner units and a minority interest consideration as compared to units sold through the Strategic Investor transaction. The combination of these adjustments yielded a fair value estimate of the Apollo Operating Group units granted to the contributing partners.

The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted stock cannot be sold over a certain period of time. Further simplified, a restricted share of equity in a company can be viewed as having forfeited a put on the average price of the marketable equity over the restriction period (also known as an “Asian Put Option”). If we price an Asian Put Option and compare this value to that of the assumed fully marketable underlying stock, we can effectively estimate the marketability discount.

The assumptions utilized in the model were (i) length of holding period, (ii) volatility, (iii) dividend yield and (iv) risk free rate. Our assumptions were as follows:

(i)	We assumed a maximum two year holding period.

(ii)	We concluded based on industry peers, that our volatility annualized would be approximately 40%.

(iii)	We assumed no dividends.

(iv)	We assumed a 4.88% risk free rate based on U.S. Treasuries with a two year maturity.

For the contributing partners’ grants, the Finnerty Model calculation, as detailed above, yielded a marketability discount of 25%. This marketability discount, along with adjustments to account for the existence of liquidity clauses and consideration of non-controlling interests as compared to units sold through the Strategic Investor transaction, resulted in an overall discount for these grants of 29%.

We determined a 14% discount for the grants to the managing partners based on the equity value per share of $24. We determined that the value of the grants to the managing partners was supported by the recent sale of an identical security to the CS Investor at $24 per share. Based on an equity value per share of $24, the implied discount for the grants to the managing partners was 14%. The contributing partners yielded a larger overall discount of 29%, as they are unable to cause a change in control of Apollo. This results in a lower fair value estimate, as their units have fewer beneficial features than those of the managing partners.

Income Taxes

The Apollo Operating Group and its subsidiaries continue to generally operate in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business tax, or in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly and determine whether or not we have uncertain tax positions that require financial statement recognition.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the condensed consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industry are included in note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 12 to our condensed consolidated financial statements for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies

As of March 31, 2011, the company’s material contractual obligations consist of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. In addition, on a historical basis, the company had the contractual obligations of the consolidated funds while the capital commitments to these funds were substantially eliminated in consolidation. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Operating lease obligations (1)	$20,839	$29,159	$28,865	$28,369	$20,050	$66,303	$193,585
Other long-term obligations(2)	14,171	7,287	4,576	4,084	4,084	4,084	38,286
AMH credit facility(3)	25,616	33,538	33,145	88,081	80,769	651,986	913,135
CIT secured loan agreement(4)	12,818	1,082	9,732	—	—	—	23,632

Total Obligations as of March 31, 2011	$73,444	$71,066	$76,318	$120,534	$104,903	$722,373	$1,168,638

(1)	The Company estimates payments of $14.6 million for leasehold improvements in 2011 which is not included in the table above as these leasehold improvements have not been contractually signed as of March 31, 2011
(2)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. Note that a significant portion of these costs are reimbursable by funds of portfolio companies.
(3)	$723.3 million, net ($995.0 million portion less amount repurchased) of the AMH credit facility matures in January 2017 and $5.0 million matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.41%, which includes the effects of the interest rate swap through its expiration in May 2012 and certain required repurchases of at least $50.0 million by December 31, 2014 and at least $100.0 million (inclusive of the previously purchased $50.0 million) by December 31, 2015 as described in note 12 to our condensed consolidated financial statements.
(4)	The Company intends to sell its interest in certain assets related to the CIT secured loan agreement. Upon the sale, the Company will satisfy the loan associated with the related asset which the company approximates to be $12.2 million.
Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)	Amounts do not include the senior secured revolving credit facility entered into by AAA’s investment vehicle, of which $537.5 million was utilized as of March 31, 2011. The credit facility matures on June 1, 2012. AAA is consolidated by the company in accordance with U.S. GAAP. The company does not guarantee and has no legal obligation to repay amounts outstanding under the credit facility. Accordingly, the $537.5 million outstanding balance was excluded from the table above.
(ii)	As noted previously, we have entered into a tax receivable agreement with our managing partners and contributing partners which requires us to pay to our managing partners and contributing partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(iii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the company is not a guarantor of these non-recourse liabilities.

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through March 31, 2011 and that would be reversed approximates $2.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, such as bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

March 31, 2011
(in thousands)
Fund VI	$855,520
Fund VII	748,963
Fund IV	606,600
Fund V	285,393
COF I	175,856
COF II	84,919
SOMA	44,513
EPF	16,991
AIE II	33,346
ACLF	47,294
AAA	15,606
SVF	11,575
VIF	10,896

Total	$2,937,472

Additionally, at the end of the life of the funds there could be a payment due to a fund by the company if the company has received more carried interest than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.

Certain funds may not generate carried interest income as a result of unrealized and realized losses that are recognized in the current and prior reporting period. In certain cases, carried interest income will not be generated until additional unrealized and realized gains occur. Any appreciation would first cover the deductions for invested capital, unreturned organizational expenses, operating expenses, management fees and priority returns based on the terms of the respective fund agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for our funds and the sensitivity to movements in the fair value of their investments and resulting impact on carried interest income and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. For a discussion of the impact of market risk factors on our financial instruments refer to “—Critical Accounting Policies—Consolidation—Valuation of Investments.”

The fair value of our financial assets and liabilities of our funds may fluctuate in response to changes in the value of investments, foreign exchange, commodities and interest rates. The net effect of these fair value changes impacts the gains and losses from investments in our condensed consolidated statements of operations. However, the majority of these fair value changes are absorbed by the Non-Controlling Interests.

The company is subject to a concentration risk related to the investors in its funds. Although there are more than approximately 1,000 limited partner investors in Apollo’s active private equity, capital markets and real estate funds, no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.

Risks are analyzed across funds from the “bottom up” and from the “top down” with a particular focus on asymmetric risk. We gather and analyze data, monitor investments and markets in detail, and constantly strive to better quantify, qualify and circumscribe relevant risks.

Each segment runs its own investment and risk management process subject to our overall risk tolerance and philosophy:

•

The investment process of our private equity funds involves a detailed analysis of potential acquisitions, and asset management teams assigned to monitor the strategic development, financing and capital deployment decisions of each portfolio investment.

•

Our capital markets funds continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as, fund-wide risks.

Impact on Management Fees—Our management fees are based on one of the following:

•	capital commitments to an Apollo fund;

•	capital invested in an Apollo fund; or

•	the gross, net or adjusted asset value of an Apollo fund, as defined.

Management fees could be impacted by changes in market risk factors and management could consider an investment permanently impaired as a result of (i) such market risk factors cause changes in invested capital or in market values to below cost, in the case of our private equity funds and certain capital markets funds, or (ii) such market risk factors cause changes in gross or net asset value, for the capital markets funds. The proportion of our management fees that are based on NAV is dependent on the number and types of our funds in existence and the current stage of each fund’s life cycle.

Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity and capital markets transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs are reflected as a reduction to advisory and transaction fees from affiliates. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity and capital markets transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.

Impact on Carried Interest Income—We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Our carried interest income will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:

•	the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;

•	whether such performance criteria are annual or over the life of the fund;

•	to the extent applicable, the previous performance of each fund in relation to its performance criteria; and

•	whether each funds’ carried interest income is subject to contingent repayment.

As a result, the impact of changes in market risk factors on carried interest income will vary widely from fund to fund. The impact is heavily dependent on the prior and future performance of each fund, and therefore is not readily predicted or estimated.

Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues and expenses will be adversely affected by changes in market conditions. Market risk is inherent in each of our investments and activities, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity prices, changes in the implied volatility of interest rates and price deterioration. For example, subsequent to the second quarter of 2007, the debt capital markets around the world began to experience significant dislocation, severely limiting the availability of new credit to facilitate new traditional buyouts. Volatility in the debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues, and the timing of realizations. These market conditions could have an impact on the value of investments and our rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse affects on our results from operations and our overall financial condition. We monitor our market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.

Interest Rate Risk—Interest rate risk represents exposure we have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings and derivative instruments. We may seek to mitigate risks associated with the exposures by taking offsetting positions in derivative contracts. Hedging instruments allow us to seek to mitigate risks by reducing the effect of movements in the level of interest rates, changes in the shape of the yield curve, as well as, changes in interest rate volatility. Hedging instruments used to mitigate these risks may include related derivatives such as options, futures and swaps.

Credit Risk—Certain of our funds are subject to certain inherent risks through their investments.

Certain of our entities invest substantially all of their excess cash in open-end money market funds and money market demand accounts, which are included in cash and cash equivalents. The money market funds invest primarily in government securities and other short-term, highly liquid instruments with a low risk of loss. We continually monitor the funds’ performance in order to manage any risk associated with these investments.

Certain of our entities hold derivatives instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We minimize our risk exposure by limiting the counterparties with which we enter into contracts to banks and investment banks who meet established credit and capital guidelines. We do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

Foreign Exchange Risk—Foreign exchange risk represents exposures we have to changes in the values of current holdings and future cash flows denominated in other currencies and investments in non-U.S. companies. The types of investments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans, foreign currency-denominated transactions, and various foreign exchange derivative instruments whose values fluctuate with changes in currency exchange rates or foreign interest rates. Instruments used to mitigate this risk are foreign exchange options, currency swaps, futures and forwards. These instruments may be used to help insulate us against losses that may arise due to volatile movements in foreign exchange rates and/or interest rates.

Non-U.S. Operations—We conduct business throughout the world and are continuing to expand into foreign markets. We currently have offices in London, Frankfurt, Luxembourg, Mumbai, Hong Kong and Singapore, and have been strategically growing our international presence. Our investments and revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. We also invest in the securities of corporations which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation and Contingencies” in note 12 of our financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated March 29, 2011, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on March 30, 2011, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering

The effective date of Apollo Global Management, LLC’s registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-150141) relating the initial public offering of Class A shares, representing Class A limited liability company interests of Apollo Global Management, LLC, was March 29, 2011. A total of 21,500,000 Class A shares were offered for sale by us and 8,257,559 Class A shares were offered for resale by certain selling shareholders. Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriter and, together with Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., UBS Securities LLC, Barclays Capital Inc., Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC, acted as joint book-running managers of the offering. The initial public offering was completed on April 4, 2011.

The aggregate offering price for the Class A shares offered by selling shareholders was approximately $156.9 million and the related underwriting discounts where approximately $9.4 million. We did not receive any of the proceeds from the sale of Class A shares offered by selling shareholders participating in the initial public offering.

The aggregate offering price for the Class A shares offered by us was approximately $408.5 million and the related underwriting discounts were approximately $24.5 million, none of which was paid to affiliates of Apollo Global Management, LLC. We incurred approximately $3 million of other expenses in connection with the initial public offering. The net proceeds from the sale of 21,500,000 Class A shares offered by us totaled approximately $384 million. We will use the proceeds from the initial public offering for general corporate purposes and to fund growth initiatives.

Unregistered Sale of Equity Securities

On January 8, 2011, March 15, 2011 and April 7, 2011, we issued 2,287, 1,547,971 and 750,000 Class A shares to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $18,296, $29,411,449 and $13,507,500, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.11	Exchange Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and the Apollo Principal Holders (as defined therein), from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.12	Tax Receivable Agreement, dated as of July 13, 2007, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.15	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.16	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18	Separation Agreement with Kenneth A. Vecchione (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.19	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.20	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.25	Third Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.26	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.27	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.30	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.39	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.40	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.41	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

*10.42	Form of Independent Director Engagement Letter

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2011

Apollo Global Management, LLC

By:	/s/ Gene Donnelly
Name:	Gene Donnelly
Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)