Form 10-Q
period 2011-06-30
Apollo Global Management LLC
filed 2011-08-10
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-35107

APOLLO GLOBAL MANAGEMENT, LLC

(Exact name of Registrant as specified in its charter)

Delaware	20-8880053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor

New York, New York 10019

(Address of principal executive offices) (Zip Code)

(212) 515-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2011 there were 121,798,795 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements

This quarterly report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, capital markets or real estate funds, market conditions, generally; our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors.” In the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933 on March 30, 2011, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

“Apollo funds” and “our funds” refer to the funds, alternative asset companies and other entities that are managed by the Apollo Operating Group. “Apollo Operating Group” refers to:

(i)	the limited partnerships through which our managing partners currently operate our businesses and;

(ii)	one or more limited partnerships formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”

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

Non-fee generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following: (a) fair value above invested capital for those funds that earn management fees based on invested capital, (b) net asset values related to general partner and co-investment ownership, (c) unused credit facilities, (d) available commitments on those funds that generate management fees on invested capital, (e) structured portfolio vehicle investments that do not generate monitoring fees and (f) the difference between gross assets and net asset value for those funds that earn management fees based on net asset value. We use non-fee generating AUM combined with fee generating AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income.

Our AUM measure includes assets under management for which we charge either no or nominal fees. Our definition of AUM is not based on any definition of assets under management contained in our operating agreement or in any of our Apollo fund management agreements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$837,040	$382,269
Cash and cash equivalents held at Consolidated Funds	46	—
Restricted cash	7,218	6,563
Investments	2,181,439	1,920,553
Assets of consolidated variable interest entities
Cash and cash equivalents	194,972	87,556
Investments, at fair value	1,070,125	1,342,611
Other assets	17,877	36,754
Carried interest receivable	2,201,009	1,867,073
Due from affiliates	133,569	144,363
Fixed assets, net	50,500	44,696
Deferred tax assets	566,843	571,325
Other assets	23,258	35,141
Goodwill	48,894	48,894
Intangible assets, net	56,937	64,574

Total Assets	$7,389,727	$6,552,372

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$28,036	$31,706
Accrued compensation and benefits	71,955	54,057
Deferred revenue	241,603	251,475
Due to affiliates	468,388	517,645
Profit sharing payable	836,543	678,125
Debt	738,784	751,525
Liabilities of consolidated variable interest entities
Debt, at fair value	1,174,568	1,127,180
Other liabilities	98,410	33,545
Other liabilities	26,396	25,695

Total Liabilities	3,684,683	3,470,953

Commitments and Contingencies (see note 12)

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 121,721,490 shares and 97,921,232 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in-capital	2,757,158	2,078,890
Accumulated deficit	(1,959,696)	(1,937,818)
Appropriated partners’ capital	1,728	11,359
Accumulated other comprehensive loss	(1,247)	(1,529)

Total Apollo Global Management, LLC shareholders’ equity	797,943	150,902
Non-Controlling Interests in consolidated entities	1,774,151	1,888,224
Non-Controlling Interests in Apollo Operating Group	1,132,950	1,042,293

Total Shareholders’ Equity	3,705,044	3,081,419

Total Liabilities and Shareholders’ Equity	$7,389,727	$6,552,372

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues:
Advisory and transaction fees from affiliates	$23,556	$26,844	$42,972	$37,913
Management fees from affiliates	121,187	106,112	239,337	209,916
Carried interest income (loss) from affiliates	164,133	(53,676)	722,909	55,045

Total Revenues	308,876	79,280	1,005,218	302,874

Expenses:
Compensation and benefits:
Equity-based compensation	287,358	279,960	570,965	553,606
Salary, bonus and benefits	64,286	60,289	136,355	120,059
Profit sharing expense	70,733	(32,566)	287,818	5,950
Incentive fee compensation	(3,594)	6,314	6,565	9,259

Total Compensation and Benefits	418,783	313,997	1,001,703	688,874
Interest expense	10,327	9,502	21,209	20,324
Professional fees	12,992	9,539	30,353	22,404
General, administrative and other	22,502	16,990	39,109	31,503
Placement fees	575	680	1,114	4,541
Occupancy	7,925	5,361	15,151	10,808
Depreciation and amortization	6,902	6,041	12,948	12,146

Total Expenses	480,006	362,110	1,121,587	790,600

Other Income (Loss):
Net gains (losses) from investment activities	63,311	(11,005)	221,240	100,716
Net (losses) gains from investment activities of consolidated variable interest entities	(12,369)	(19,432)	4,719	(265)
Income (loss) from equity method investments	5,370	(1,712)	27,196	6,168
Interest income	612	300	870	662
Other income, net	13,111	25,264	21,174	21,906

Total Other Income (Loss)	70,035	(6,585)	275,199	129,187

(Loss) income before income tax provision	(101,095)	(289,415)	158,830	(358,539)
Income tax provision	(3,550)	(12,727)	(12,370)	(16,782)

Net (Loss) Income	(104,645)	(302,142)	146,460	(375,321)
Net loss (income) attributable to Non-Controlling Interests	53,656	227,018	(159,293)	239,515

Net Loss Attributable to Apollo Global Management, LLC	$(50,989)	$(75,124)	$(12,833)	$(135,806)

Dividends Declared per Class A Share	$0.22	$0.07	$0.39	$0.07

Net Loss Per Class A Share:
Net Loss Per Class A Share – Basic and Diluted	$(0.46)	$(0.79)	$(0.19)	$(1.42)

Weighted Average Number of Class A Shares – Basic and Diluted	120,963,248	96,346,032	109,652,330	96,065,452

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net (Loss) Income	$(104,645)	$(302,142)	$146,460	$(375,321)
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $305 and $(1,172) for Apollo Global Management, LLC for the three months ended June 30, 2011 and June 30, 2010, respectively, and $345 and $1,021 for Apollo Global Management, LLC for the six months ended June 30, 2011 and 2010, respectively, and $0 for Non-Controlling Interests in Apollo Operating Group for both the three months and six months ended June 30, 2011 and 2010)	1,419	3,461	3,146	7,732
Net (loss) income on available-for-sale securities (from equity method investment)	(60)	123	(109)	123

Total Other Comprehensive Income, net of tax	1,359	3,584	3,037	7,855

Comprehensive (Loss) Income	(103,286)	(298,558)	149,497	(367,466)
Comprehensive Loss (Income) attributable to Non-Controlling Interests	40,087	220,640	(171,323)	229,681

Comprehensive Loss Attributable to Apollo Global Management, LLC	$(63,199)	$(77,918)	$(21,826)	$(137,785)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid-In Capital	Accumu- lated Deficit	Approp- riated Partners (Deficit) Capital	Accumu- lated Other Comprehe- nsive Loss	Apollo Global Manage- ment, LLC Total Share- holders’ (Deficit) Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2010	95,624,541	1	$1,729,593	$(2,029,541)	$—	$(4,088)	$(304,036)	$1,283,262	$319,884	$1,299,110
Transition adjustment relating to consolidation of variable interest entity	—	—	—	—	—	—	—	411,885	—	411,885
Capital increase related to equity-based compensation	—	—	182,898	—	—	—	182,898	—	368,966	551,864
Purchase of AAA shares	—	—	—	—	—	—	—	(740)	—	(740)
Capital contributions	—	—	—	—	—	—	—	15	—	15
Cash distributions	—	—	—	—	—	—	—	(11,527)	—	(11,527)
Dividends	—	—	(7,704)	—	—	—	(7,704)	(6,602)	(16,800)	(31,106)
Distributions related to deliveries of Class A shares for RSUs	721,491	—	—	(773)	—	—	(773)	—	—	(773)
Non-cash contributions	—	—	—	—	—	—	—	57	—	57
Non-cash distributions	—	—	—	(18)	—	—	(18)	(575)	—	(593)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(4,605)	—	—	—	(4,605)	4,605	—	—
Satisfaction of liability related to AAA RDUs	—	—	6,099	—	—	—	6,099	—	—	6,099
Net (loss) income	—	—	—	(135,806)	(3,584)	—	(139,390)	110,982	(346,913)	(375,321)
Net income on available-for-sale securities (from equity method investment)	—	—	—	—	—	123	123	—	—	123
Net unrealized gain on interest rate swaps (net of taxes of $1,021 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	1,482	1,482	—	6,250	7,732

Balance at June 30, 2010	96,346,032	1	$1,906,281	$(2,166,138)	$(3,584)	$(2,483)	$(265,924)	$1,791,362	$331,387	$1,856,825

Balance at January 1, 2011	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419
Issuance of Class A shares	21,500,000	—	382,488	—	—	—	382,488	—	—	382,488
Dilution impact of issuance of Class A shares	—	—	135,218	—	—	(356)	134,862	—	(127,096)	7,766
Capital increase related to equity-based compensation	—	—	215,391	—	—	—	215,391	—	354,916	570,307
Cash distributions	—	—	—	—	—	—	—	(308,276)	—	(308,276)
Dividends	—	—	(51,390)	—	—	—	(51,390)	(27,284)	(93,600)	(172,274)
Distributions related to deliveries of Class A shares for RSUs	2,300,258	—	(683)	(9,045)	—	—	(9,728)	—	—	(9,728)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,601)	—	—	—	(6,601)	6,601	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net (loss) income	—	—		(12,833)	(9,631)		(22,464)	214,886	(45,962)	146,460
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(109)	(109)	—	—	(109)
Net unrealized gain on interest rate swaps (net of taxes of $345 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	747	747	—	2,399	3,146

Balance at June 30, 2011	121,721,490	1	$2,757,158	$(1,959,696)	$1,728	$(1,247)	$797,943	$1,774,151	$1,132,950	$3,705,044

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share data)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$146,460	$(375,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	570,965	553,606
Depreciation	5,311	5,795
Amortization of intangible assets	7,637	6,351
Amortization of debt issuance costs	255	28
Gain from investment in HFA	(20,061)	—
Income from equity awards received for director’s fees	(2,437)	—
Income from equity method investments	(27,196)	(6,168)
Waived management fees	(15,432)	(14,631)
Non-cash compensation related to waived management fees	15,432	14,631
Deferred taxes, net	13,146	12,550
Loss on sale of assets	571	—
Changes in assets and liabilities:
Carried interest receivable	(333,936)	99,159
Due from affiliates	11,203	(11,226)
Other assets	(1,285)	(2,110)
Accounts payable and accrued expenses	(3,309)	(3,801)
Accrued compensation and benefits	21,084	39,698
Deferred revenue	(9,872)	(50,109)
Due to affiliates	(55,172)	(4,850)
Profit sharing payable	158,418	(31,261)
Other liabilities	2,279	(600)
Apollo Funds related:
Net realized losses (gains) from investment activities	12,619	(186)
Net unrealized gains from investment activities	(226,369)	(85,569)
Net realized gains on debt	(41,819)	(1,679)
Net unrealized losses on debt	46,904	339
Dividends from investment activities	28,000	16,991
Cash transferred in from Metals Trading Fund	—	38,033
Change in cash held at consolidated variable interest entities	(107,416)	(86,271)
Purchases of investments	(840,719)	(371,583)
Sales of investments	1,125,468	82,972
Change in other assets	18,881	(14,986)
Change in other liabilities	64,865	77,006

Net Cash Provided by (Used in) Operating Activities	564,475	(113,192)

Cash Flows from Investment Activities:
Purchases of fixed assets	(12,125)	(2,169)
Business acquisition	—	(1,354)
Proceeds from disposals of fixed assets	356	—
Purchase of investments in HFA (see note 3)	(52,069)	—
Cash contributions to equity method investments	(16,518)	(42,023)
Cash distributions from equity method investments	31,919	17,676
Change in restricted cash	(655)	358

Net Cash Used in Investing Activities	$(49,092)	$(27,512)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

(dollars in thousands, except share data)

	Six Months Ended June 30
	2011	2010
Cash Flows from Financing Activities:
Issuance of Class A shares	$383,990	$—
Issuance costs	(1,502)	—
Principal repayments on debt	(1,672)	(803)
Distributions related to deliveries of Class A shares for RSUs	(9,045)	(773)
Distributions to Non-Controlling Interests in consolidated entities	(7,355)	(11,527)
Contributions from Non-Controlling Interests in consolidated entities	—	15
Dividends paid to Non-Controlling Interests in Apollo Operating Group	(93,600)	(16,800)
Dividends paid	(45,476)	(7,704)
Apollo Funds related:
Issuance of debt	454,356	320,154
Principal repayment of term loans	(412,057)	(17,239)
Purchase of AAA shares	—	(740)
Dividends paid to Non-Controlling Interests in consolidated entities	(27,284)	(6,602)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(300,921)	—

Net Cash (Used in) Provided by Financing Activities	(60,566)	257,981

Net Increase in Cash and Cash Equivalents	454,817	117,277
Cash and Cash Equivalents, Beginning of Period	382,269	366,226

Cash and Cash Equivalents, End of Period	$837,086	$483,503

Supplemental Disclosure of Cash Flow Information:
Interest paid	$24,596	$22,540
Interest paid by consolidated variable interest entities	10,484	4,330
Income taxes paid	6,804	4,539
Supplemental Disclosure of Non-Cash Investment Activities:
Change in accrual for purchase of fixed assets	83	749
Non-cash contributions on equity method investments	3,640	—
Non-cash distributions on equity method investments	(409)	—
Non-cash sale of assets held-for-sale for repayment of CIT loan	(11,069)	—
Non-cash purchases of other investments, at fair value	2,437	—
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	—	(18)
Non-cash dividends	(5,914)	—
Non-cash distributions to Non-Controlling Interests in consolidated entities	—	(575)
Unrealized gain on interest rate swaps attributable to Non-Controlling Interests in Apollo Operating Group, net of taxes	2,399	6,250
Satisfaction of liability related to AAA RDUs	3,845	(6,099)
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	6,601	4,605
Net transfers of AAA ownership interest from AGM	(6,601)	(4,605)
Dilution impact of issuance of Class A shares	134,862	—
Dilution impact of issuance of Class A shares on Non-Controlling Interests in Apollo Operating Group	(127,096)	—
Unrealized (loss) gain on available-for-sale securities (from equity method investment)	(109)	123
Non-cash contributions to Non-Controlling Interests related to equity-based compensation	354,916	368,966
Unrealized gain on interest rate swaps	1,092	2,503
Deferred tax asset related to interest rate swaps	(345)	(1,021)
Capital increases related to equity-based compensation	215,391	182,898
Non-cash contribution from Non-Controlling Interests in consolidated entities	—	57
Tax benefits from RSU deliveries	(683)	—
Non-cash accrued compensation related to ARI RSUs	430	421
Non-cash accrued compensation related to AAA RDUs	223	1,320
Satisfaction of liability related to repayment on CIT loan	11,069	—
Net Assets Transferred from Metals Trading Fund:
Cash	—	38,033
Other assets	—	443
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments	—	1,102,114
Other assets	—	28,789
Debt	—	(706,027)
Other liabilities	—	(12,991)

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

As of June 30, 2011, the Company owned, through three intermediate holding companies that include APO Corp. (“APO Corp”), a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC (“APO Asset”), a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC (“APO (FC)”), an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 33.7% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group as general partners.

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and the contributing partners (the “Contributing Partners”) hold Apollo Operating Group Units (“AOG Units”) that represent 66.3% of the economic interests in the Apollo Operating Group as of June 30, 2011. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

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

Initial Public Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. AGM received net proceeds from the initial public offering of approximately $382.5 million, which was used to acquire additional AOG Units. As a result, Holdings ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and the Company’s ownership interest increased from 29.3% to 33.5%. As such, the difference between the fair value of the consideration paid for the Apollo Operating Group level ownership interest and the book value on the date of the IPO is reflected in Additional Paid in Capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds in which the general partner is presumed to have control over them (e.g., AP Alternative Assets, L.P. (“AAA”)). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Equity Method Investments—For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of these entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the condensed consolidated statements of operations and income (loss) on available-for-sale securities (from equity method investments) is recognized as part of other comprehensive income (loss), net of tax in the condensed consolidated statement of comprehensive income (loss) . The carrying amounts of equity method investments are reflected in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities are at fair value.

Non-Controlling Interest—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 66.3% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 98% ownership interest held by limited partners in AAA as of June 30, 2011. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

Revenues—Revenues are reported in three separate categories that include (i) advisory and transaction fees from affiliates, which relate to the investments of the funds and may include individual monitoring agreements with the portfolio companies and debt investment vehicles of the private equity funds and capital markets funds; (ii) management fees from affiliates, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income (loss) from affiliates, which is normally based on the performance of the funds subject to preferred return.

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

Compensation and Benefits

The components of compensation and benefits have been expanded for the three and six month periods ended June 30, 2010 to conform with the 2011 presentation.

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

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the six months ended June 30, 2011 and 2010, respectively.

Profit Sharing Expense—Profit sharing expense consists of a portion of carried interest earned in one or more funds allocated to employees and former employees. Profit sharing expense is recognized as the related carried interest income is recognized. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized.

In June 2011, the Company adopted a performance based bonus arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall performance of the Company. This arrangement enables certain partners and employees to earn discretionary bonuses based on carried interest realizations earned by the Company in a given year which amounts are reflected as profit sharing expense in the accompanying condensed consolidated financial statements.

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

Other Income (Loss)

Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening balance sheet date and the closing balance sheet date. Net unrealized gains (losses) are a result of changes in the fair value of investments that have not been realized as of the balance sheet date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of AAA, the Apollo fund that was consolidated during the six months ended June 30, 2011 and 2010 and the investment in HFA Holdings Limited (“HFA”) (see note 3).

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

Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which fair value option was elected and the unrealized gains and losses resulting from changes in the fair value are reflected as net gains from investment activities and net gains from investment activities of the consolidated variable interest entities, respectively, in the condensed consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Private Equity Investments—The value of liquid investments, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the last sales price on the date of determination.

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

Capital Markets Investments—The majority of the investments in Apollo’s capital markets funds are valued using quoted market prices. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The capital markets funds also enter into foreign currency exchange contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the credit default contract and the original contract price.

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

Real Estate Investments—For Apollo’s CMBS portfolio, the estimated fair value is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with U.S. GAAP. Loans that the funds plan to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value. For Apollo’s illiquid investments, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values. For portfolio or operating company investments, valuations may also incorporate the use of sales comparisons, valuing statistically meaningful samples, and the use of other techniques such as earnings multiples of similar companies due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the value of investments by certain of our real estate funds may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments—U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $743.4 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation.

Financial Instruments held by Consolidated VIEs—The consolidated VIEs hold investments that are traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors.

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

Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, non-cash compensation and fair value of investments and debt in the consolidated and unconsolidated funds and VIEs. Actual results could differ materially from those estimates.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Recent Accounting Pronouncements

In April 2011, the FASB amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued an update which includes amendments that result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Certain of the amendments could change how the fair value measurement guidance is applied including provisions related to highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, fair value of an instrument classified in a reporting entity’s shareholders’ equity, and additional disclosure requirements about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011 for public entities to be applied prospectively. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.

In June 2011, the FASB issued an update which includes amendments that eliminate the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity and requires entities to report components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. In a single continuous statement, entities must include the components of net income, a total for net income, the components of OCI, a total for OCI, and a total for comprehensive income. Under the two separate but continuous statements approach, the first statement would include components of net income, consistent with the income statement format used today, and the second statement would include components of OCI. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For all entities, the amendments must be applied retrospectively for all periods presented and do not require any transition disclosures. The adoption of this guidance will not have an impact on the Company’s condensed consolidated financial statements as the Company presents a separate statement of comprehensive income.

3. INVESTMENTS

The following table represents Apollo’s investments:

	June 30, 2011	December 31, 2010
Investments, at fair value	$1,883,075	$1,637,091
Other investments	298,364	283,462

Total Investments	$2,181,439	$1,920,553

Investments at Fair Value

Investments at fair value consist of financial instruments held by AAA, consolidated VIEs and other investments as discussed further in note 4, the investment in HFA and other investments held at fair value. As of June 30, 2011 and December 31, 2010, the net assets of the consolidated funds and VIEs were $1,819.1 million and $1,951.6 million, respectively. The following investments, except the investment in HFA and other investments, are presented as a percentage of net assets of the consolidated funds and VIEs:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Investments, at Fair Value – Affiliates	June 30, 2011						December 31, 2010
	Fair Value			Cost	% of Net Assets of Consolidated Funds and VIEs		Fair Value			Cost	% of Net Assets of Consolidated Funds and VIEs
	Private Equity	Capital Markets	Total				Private Equity	Capital Markets	Total
Investments, at fair value:
AAA	$1,810,577	$—	$1,810,577	$1,668,299	99.5%		$1,637,091	$—	$1,637,091	$1,695,992	83.9%
HFA	—	70,061	70,061	52,069	—	(1)	—	—	—	—	—
Other	2,437	—	2,437	2,437	—	(1)	—	—	—	—	—

Total	$1,813,014	$70,061	$1,883,075	$1,722,805	99.5%		$1,637,091	$—	$1,637,091	$1,695,992	83.9%

(1)	Investments were not held by a consolidated fund or consolidated VIEs.

Securities

At June 30, 2011 and December 31, 2010, the sole investment of AAA was its investment in AAA Investments, L.P. (“AAA Investments”). The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the consolidated funds and VIEs as of the aforementioned dates:

	June 30, 2011
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds and VIEs
Apollo Life Re Ltd.	Equity	$201,098	$278,700	15.3%
Momentive Performance Materials Holdings Inc.	Equity	76,007	184,323	10.1
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	113,772	172,258	9.5
Rexnord Corporation	Equity	37,461	138,700	7.6
Charter Communications, Inc.	Equity	44,585	124,075	6.8
LeverageSource, L.P.	Equity	139,851	120,060	6.6
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	96,357	101,281	5.6
Caesars Entertainment Corporation	Equity	176,729	95,100	5.2

	December 31, 2010
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds and VIEs
Apollo Life Re Ltd.	Equity	$201,098	$249,900	12.8%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	113,772	160,262	8.2
Momentive Performance Materials Holdings Inc.	Equity	76,007	137,992	7.1
Rexnord Corporation	Equity	37,461	133,700	6.9
LeverageSource, L.P.	Equity	140,743	115,677	5.9
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	102,530	110,029	5.6
Caesars Entertainment Corporation	Equity	176,729	99,000	5.1

In addition to AAA Investments’ private equity co-investment in Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.) (“Caesars”), as shown in the tables above, AAA Investments has an ownership interest in LeverageSource, L.P., which owns Caesars’ debt. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net asset of the consolidated funds and VIEs and is valued at $98.8 million and $102.8 million at June 30, 2011 and December 31, 2010, respectively. In addition to AAA Investments’ private equity co-investment in Momentive Performance Materials Holdings Inc. (“Momentive”) noted above, AAA Investments has an ownership interest in the debt of Momentive. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net assets of consolidated funds and VIEs and is valued at $185.1 million and $138.8 million at June 30, 2011 and December 31, 2010, respectively. Furthermore, AAA Investments owns equity, as a private equity co-investment, and debt, through its investment in Autumnleaf, L.P. and Apollo Fund VI BC, L.P., in CEVA Logistics. AAA Investments’ combined share of CEVA Logistics’ debt and equity investments was greater than 5% of the net assets of consolidated funds and was valued at $165.2 million and $124.6 million as of June 30, 2011 and December 31, 2010, respectively.

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

Apollo Asia Opportunity Offshore Fund, Ltd. (“Asia Opportunity Fund”) is an investment vehicle that seeks to generate attractive risk-adjusted returns across market cycles by capitalizing on investment opportunities created by the increasing demand for capital in the rapidly expanding Asian markets. In connection with a redemption requested by AAA Investments of its investment in Asia Opportunity Fund, a portion of AAA Investments’ investment was converted into liquidating shares issued by the Asia Opportunity Fund. The liquidating shares are generally allocated a pro rata portion of each of Asia Opportunity Fund’s existing investments and liabilities, and as those investments are sold, AAA Investments is allocated the proceeds from such disposition less its proportionate share of any expenses incurred or reserves set by Asia Opportunity Fund. At June 30, 2011, the liquidating shares of Asia Opportunity Fund had a fair value of $38.6 million.

Apollo Life Re Ltd. is an Apollo-sponsored vehicle that owns the majority of the equity of Athene Holding Ltd., the parent of Athene Life Re Ltd. (“Athene”), a Bermuda-based reinsurance company focusing on the life reinsurance sector, Liberty Life Insurance Company, a recently acquired South Carolina-domiciled stock life insurance company focused on retail sales and reinsurance in the retirement services market, and Athene Life Insurance Company, a recently organized Indiana-domiciled stock life insurance company focused on the Institutional Guaranteed Investment Contracts (GIC)-backed note and funding agreement markets.

HFA

On March 7, 2011, the Company invested $52.1 million (including expenses related to the purchase) in a convertible note with an aggregate principal amount of $50.0 million and received 20,833,333 stock options issued by HFA, an Australian based specialist global funds management company providing absolute return fund products to investors.

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note shall be converted on the eighth anniversary of its issuance. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note was valued using an as “if-converted basis”. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $1.07 as of June 30, 2011) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the three and six months ended June 30, 2011, the Company recorded an unrealized gain of approximately $2.2 million and $20.1 million, respectively, related to the convertible note and stock options within net gains (losses) from investment activities in the condensed consolidated statements of operations.

The Company has classified all instruments associated with the HFA investment as Level III.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains (losses) resulting from changes in fair value of the affiliated funds’ investments and realization of previously unrealized gains (losses). The following tables present Apollo’s net gains (losses) from investment activities for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Private Equity	Capital Markets	Total
Net unrealized gains due to changes in fair value	$61,079	$2,232	$63,311

Net Gains from Investment Activities	$61,079	$2,232	$63,311

	Three Months Ended June 30, 2010
	Private Equity	Capital Markets	Total
Net unrealized losses due to changes in fair value	$(9,961)	$(1,044)	$(11,005)

Net Losses from Investment Activities	$(9,961)	$(1,044)	$(11,005)

	Six Months Ended June 30, 2011
	Private Equity	Capital Markets	Total
Net unrealized gains due to changes in fair value	$201,179	$20,061	$221,240

Net Gains from Investment Activities	$201,179	$20,061	$221,240

	Six Months Ended June 30, 2010
	Private Equity	Capital Markets	Total
Net unrealized gains (losses) due to changes in fair value	$102,990	$(2,274)	$100,716

Net Gains (Losses) from Investment Activities	$102,990	$(2,274)	$100,716

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Income (loss) from equity method investments for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	For the Three Months Ended June 30		For the Six Months Ended June 30,
	2011	2010	2011	2010
Investments:
Private Equity Funds:
AAA Investments	$39	$(3)	$119	$64
Apollo Investment Fund IV, L.P. (“Fund IV”)	2	13	12	16
Apollo Investment Fund V, L.P. (“Fund V”)	12	(12)	17	25
Apollo Investment Fund VI, L.P. (“Fund VI”)	222	139	2,896	(241)
Apollo Investment Fund VII, L.P. (“Fund VII”)	3,295	2,655	13,665	2,703
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P.	(152)	114	142	321
Apollo Value Investment Fund, L.P.	(11)	7	4	13
Apollo Strategic Value Fund, L.P.	(6)	(1)	3	8
Apollo Credit Liquidity Fund, L.P.	(197)	(1,563)	496	(1,088)
Apollo/Artus Investors 2007-I, L.P.	(97)	487	369	1,191
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	175	(1,190)	4,360	(2,130)
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	323	(363)	938	172
Apollo European Principal Finance Fund, L.P.	1,516	357	2,863	1,960
Apollo Investment Europe II, L.P.	235	(569)	1,410	(111)
Apollo Palmetto Strategic Partnership, L.P.	173	11	521	133
Real Estate:
Apollo Commercial Real Estate Finance, Inc.	175	263	312	120
CPI Capital Partners NA Fund	81	—	81	—
CPI Capital Partners Asia Pacific Fund	14	—	14	—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A”)	(683)	(96)	(1,306)	(526)
VC Holdings, L.P. Series C (“Vantium C”)	174	(2,010)	220	3,514
VC Holdings, L.P. Series D (“Vantium D”)	80	49	60	24

Total Income (loss) from Equity Method Investments	$5,370	$(1,712)	$27,196	$6,168

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Other investments as of June 30, 2011 and December 31, 2010 consisted of the following:

	Equity Held as of
	June 30, 2011		% of Ownership		December 31, 2010		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$1,034		0.056%		$929		0.056%
Fund IV	28		0.006		48		0.005
Fund V	228		0.013		231		0.013
Fund VI	8,531		0.069		5,860		0.051
Fund VII	129,482		1.333		122,384		1.345
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P.	5,992		0.540		5,863		0.537
Apollo Value Investment Fund, L.P.	157		0.084		152		0.085
Apollo Strategic Value Fund, L.P.	146		0.055		144		0.055
Apollo Credit Liquidity Fund, L.P.	15,780		2.305		18,736		2.450
Apollo/Artus Investors 2007-I, L.P.	6,441		6.156		7,143		6.156
Apollo Credit Opportunity Fund I, L.P.	44,234		1.957		41,793		1.949
Apollo Credit Opportunity Fund II, L.P	26,257		1.446		27,415		1.441
Apollo European Principal Finance Fund, L.P.	17,192		1.363		15,352		1.363
Apollo Investment Europe II, L.P.	9,563		2.051		8,154		2.045
Apollo Palmetto Strategic Partnership, L.P.	7,228		1.186		6,403		1.186
Apollo Senior Floating Rate Fund (“AFT”)	100		0.034		—		—
Apollo/JH Loan Portfolio, L.P.	100		0.191		—		—
Apollo Residential Mortgage, Inc.	1		—		—		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc.	9,195	(2)	3.198	(2)	9,440	(1)	3.198	(1)
AGRE U.S. Real Estate Fund	5,963		5.892		—		—
CPI Capital Partners NA Fund	592		0.332		—		—
CPI Capital Partners Europe Fund	5		0.001		—		—
CPI Capital Partners Asia Pacific Fund	227		0.040		—		—
Other Equity Method Investments:
Vantium A	914		14.773		2,219		12.240
Vantium C	7,853		2.163		10,135		2.166
Vantium D	1,121		6.345		1,061		6.345

Total Other Investments	$298,364				$283,462

(1)	Amounts are as of September 30, 2010.
(2)	Amounts are as of March 31, 2011.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

For the six months ended June 30, 2011, four equity method investees held by Apollo individually exceeded 20% of it’s total consolidated income. As such, Apollo is required to present summarized aggregate income statement information for the four equity method investees, which is presented as follows:

	Private Equity		Capital Markets		Aggregate Totals
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
Income Statement Information	2011	2010	2011	2010	2011	2010
Revenues/investment income	$412,393	$227,248	$124,500	$36,986	$536,893	$264,234
Expenses	(90,394)	(83,609)	(53,026)	(42,174)	(143,420)	(125,783)

Net Investment Income (Loss)	321,999	143,639	71,474	(5,188)	393,473	138,451
Net Realized and Unrealized Gain (Loss)	1,881,709	450,192	240,929	(43,236)	2,122,638	406,956

Net Income (Loss)	$2,203,708	$593,831	$312,403	$(48,424)	$2,516,111	$545,407

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of June 30, 2011 and December 31, 2010:

	Level I		Level II		Level III		Totals
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Assets, at fair value:
Investment in AAA Investments, L.P.	$—	$—	$—	$—	$1,810,577	$1,637,091	$1,810,577	$1,637,091
Investments in HFA and Other	—	—	—	—	72,498	—	72,498	—

Total	$—	$—	$—	$—	$1,883,075	$1,637,091	$1,883,075	$1,637,091

	Level I		Level II		Level III		Totals
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$8,475	$11,531	$—	$—	$8,475	$11,531

Total	—	$—	8,475	$11,531	—	$—	8,475	$11,531

There were no transfers between Level I, II or III during the three and six months ended June 30, 2011 relating to assets and liabilities, at fair value, noted in the tables above.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2011	2010	2011	2010
Balance, Beginning of Period	$1,777,191	$1,437,947	$1,637,091	$1,324,939
Purchases	307	286	307	343
Distributions	(28,000)	(16,991)	(28,000)	(16,991)
Change in unrealized gains (losses), net	61,079	(9,961)	201,179	102,990

Balance, End of Period	$1,810,577	$1,411,281	$1,810,577	$1,411,281

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes the changes in investment in HFA and Other, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended June 30	For the Six Months Ended June 30
	2011	2011
Balance, Beginning of Period	$69,898	$—
Purchases	2,437	54,506
Change in unrealized gains, net	2,232	20,061
Expenses incurred	(2,069)	(2,069)

Balance, End of Period	$72,498	$72,498

The change in unrealized gains, net have been recorded within the caption “Net gains (losses) from investment activities” in the condensed consolidated statements of operations.

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	June 30, 2011		December 31, 2010
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Comparable company and industry multiples	$989,599	49.4%	$782,775	42.6%
Discounted cash flow models	485,978	24.3	490,024	26.6
Listed quotes	297,948	14.9	24,232	1.3
Broker quotes	209,018	10.4	504,917	27.5
Other net assets(1)	20,082	1.0	37,351	2.0

Total Investments	2,002,625	100.0%	1,839,299	100.0%

Other net liabilities(2)	(192,048)		(202,208)

Total Net Assets	$1,810,577		$1,637,091

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)	Balances include other assets, liabilities and general partner interests of AAA Investments and are primarily comprised of $400.5 million and $537.5 million in long-term debt offset by cash and cash equivalents at the June 30, 2011 and December 31, 2010 balance sheet dates, respectively. Carrying values approximate fair value for other assets and liabilities (except for debt), and, accordingly, extended valuation procedures are not required.

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

Consolidated Variable Interest Entities

In accordance with the methodology described in note 2, Apollo consolidated four VIEs under the amended consolidation guidance during 2010 and consolidated a fifth VIE during the three months ended June 30, 2011.

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

Three of the consolidated VIEs including the VIE formed during the three months ended June 30, 2011 were formed for the sole purpose of issuing collateralized notes to investors, which include one Apollo fund. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.

The fifth VIE was formed during the fourth quarter of 2010 which qualified as an asset-backed financing entity and the Company determined that it was the primary beneficiary. Based on a restructuring of this VIE which occurred later in the fourth quarter of 2010, the Company no longer possessed the power to direct the activities of such VIE resulting in deconsolidation of such VIE in the fourth quarter of 2010.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of June 30, 2011 and December 31, 2010:

	Level I		Level II		Level III		Totals
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Investments, at fair value(1)(3)	$—	$—	$797,134	$1,172,242	$272,991	$170,369	$1,070,125	$1,342,611

	Level I		Level II		Level III		Totals
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Liabilities, at fair value(2)(3)	$—	$—	$—	$—	$1,174,568	$1,127,180	$1,174,568	$1,127,180

(1)	During the first quarter of 2011, one of the consolidated VIEs sold all of its investments. At December 31, 2010, the cost and fair value of the investments of this VIE were $719.5 million and $684.1 million, respectively. The consolidated VIE had a net investment gain of $16.0 million relating to the sale for the six months ended June 30, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the condensed consolidated statement of operations.
(2)	At December 31, 2010, the cost and fair value of the term loans were $453.9 million and $408.7 million, respectively. The term loans were paid down in the first quarter of 2011, with payments totaling $412.1 million, resulting in a gain of $41.8 million. Combined with net unrealized depreciation on the term loans of $45.2 million, as such, the consolidated VIE had a net loss on term loans of $3.4 million for the six months ended June 30, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the condensed consolidated statement of operations.
(3)	During the three months ended June 30, 2011, the Company consolidated another VIE which included investments and notes. At June 30, 2011, the cost and fair value of the investments of this VIE were $352.7 million and $352.4 million, respectively. At June 30, 2011, the cost and fair value of the term loans were $454.4 million and $448.9 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as a Level III investment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance, Beginning of Period	$135,427	$1,121,723	$170,369	$—
Transition adjustment relating to consolidation of VIE on January 1, 2010	—	—	—	1,102,114
Purchases	200,890	313,485	485,515	371,240
Sale of investments	(30,130)	(24,128)	(80,589)	(82,972)
Net realized gains	546	819	1,834	186
Net unrealized gains (losses)	268	(36,478)	2,690	(15,147)
Elimination of equity investment attributable to consolidated VIEs	—	(1,054)	—	(1,054)
Transfers out of Level III	(102,599)	—	(398,981)	—
Transfers into Level III	68,589	—	92,153	—

Balance, End of Period	$272,991	$1,374,367	$272,991	$1,374,367

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

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance, Beginning of Period	$723,232	$702,298	$1,127,180	$—
Transition adjustment relating to consolidation of VIE on January 1, 2010	—	—	—	706,027
Elimination of equity investments attributable to consolidated VIEs	20	(1,054)	4	(1,054)
Additions	454,356	320,154	454,356	320,154
Repayments	—	(3,794)	(412,057)	(17,239)
Net realized gains on debt	—	(681)	(41,819)	(1,679)
Net unrealized (gains) losses on debt	(3,040)	(10,375)	46,904	339

Balance, End of Period	$1,174,568	$1,006,548	$1,174,568	$1,006,548

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Net (Losses) Gains from Investment Activities of Consolidated Variable Interest Entities

The following table presents net (losses) gains from investment activities of the consolidated VIEs for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized (losses) gains from investment activities	$(6,957)	$(36,478)	$25,190	$(15,147)
Net realized gains (losses) from investment activities	2,425	819	(12,619)	186

Net (losses) gains from investment activities	(4,532)	(35,659)	12,571	(14,961)

Net unrealized gains (losses) from debt	3,040	10,375	(46,904)	(339)
Net realized gains from debt	—	681	41,819	1,679

Net gains (losses) from debt	3,040	11,056	(5,085)	1,340

Interest and other income	10,187	12,164	24,948	23,429
Other expenses	(21,064)	(6,993)	(27,715)	(10,073)

Net (Losses) Gains from Investment Activities of Consolidated VIEs	$(12,369)	$(19,432)	$4,719	$(265)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Investments of Consolidated VIEs

The following table presents a condensed summary of the consolidated VIEs investments that are included in the condensed consolidated statements of financial condition as of June 30, 2011 and December 31, 2010:

	Fair Value as of June 30, 2011	% of Net Assets of Consolidated Funds and VIEs	Fair Value as of December 31, 2010	% of Net Assets of Consolidated Funds and VIEs
Corporate Loans:
North America
Communications
Intelsat Jackson term loan due February 1, 2014	$—	N/A	$105,659	5.4%
Other	92,850	5.1%	221,383	11.3

Communications	92,850	5.1	327,042	16.7

Chemicals	34,978	1.9	13,950	0.7
Consumer & Retail	154,642	8.4	114,931	5.9
Distribution & Transportation	8,561	0.5	7,794	0.4
Energy	35,860	2.0	25,026	1.3
Financial and Business Services	144,691	8.0	85,713	4.4
Healthcare	146,812	8.1	144,343	7.4
Manufacturing & Industrial	120,298	6.6	200,290	10.3
Media, Cable & Leisure	138,421	7.6	93,798	4.8
Metals & Mining	13,072	0.7	14,025	0.7
Packaging & Materials	31,101	1.7	21,066	1.1
Technology	114,612	6.3	34,862	1.8
Other	5,605	0.3	9,539	0.5

Total Corporate Loans – North America (amortized cost $1,034,192 and $1,075,287)	1,041,503	57.2	1,092,379	56.0

Europe
Manufacturing & Industrial	13,610	0.7	7,696	0.4
Healthcare
Alliance Boots seniors facility B1 due July 5, 2015	—	N/A	143,105	7.3
Consumer & Retail	—	N/A	75,007	3.8
Media, Cable & Leisure	—	N/A	10,787	0.6
Chemicals	8,191	0.5	9,909	0.5

Total Corporate Loans – Europe (amortized cost $21,639 and $284,760)	21,801	1.2	246,504	12.6

Total Corporate Loans (amortized cost $1,055,831 and $1,360,047)	1,063,304	58.4	1,338,883	68.6

Corporate Bonds:
North America
Communications	—	N/A	1,564	0.1
Distribution & Transportation	3,785	0.2	4,160	0.2
Energy	—	N/A	3,640	0.2
Manufacturing & Industrial	—	N/A	—	—
Media, Cable & Leisure	5,151	0.3	3,550	0.2

Total Corporate Bonds – North America (amortized cost $8,451 and $12,406)	8,936	0.5	12,914	0.7

Europe
Media, Cable & Leisure	—	N/A	1,599	0.1

Total Corporate Bonds – Europe (amortized cost $0 and $1,519)	—	N/A	1,599	0.1

Total Corporate Bonds (amortized cost $8,451 and $13,925)	8,936	0.5	14,513	0.8
Elimination of equity investments attributable to consolidated VIEs	(2,115)	(0.1)	(10,785)	(0.6)

Total Investments, at fair value, of Consolidated VIEs (amortized cost $1,064,282 and $1,373,972)	$1,070,125	58.8%	$1,342,611	68.8%

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Senior Secured Notes, Subordinated Note, Term Loans—Included within debt are amounts due to third-party institutions of the consolidated VIEs. The following table summarizes the principal provisions of the consolidated VIEs debt as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011					As of December 31, 2010
Description	Outstanding Principal Balance		Fair Value		Weighted Average Interest Rate	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Maturity Date	Interest Rate
Loans:
Term A Loan	$—		$—		—%	$146,502	$142,601	0.91%	October 29, 2012	BBA 3 mo. LIBOR (USD) plus 0.5%
Term B Loan	—		—		—	145,390	111,655	0.91%	June 13, 2013	BBA 3 mo. LIBOR (GBP) plus 0.5%
Term C Loan	—		—		—	161,984	154,394	0.91%	October 29, 2013	BBA 3 mo. LIBOR (USD) plus 0.5%

	—	(1)	—	(1)	—	453,876	408,650

Notes:(2)(3)
Senior secured notes – A1	215,400		215,977		2.23	215,400	215,400	2.02%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 1.7%
Senior secured notes – A2	11,100		10,930		2.84	11,100	10,767	2.48%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 2.25%
Senior secured notes – B	24,700		23,898		2.89	24,700	22,971	2.52%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 2.30%
Subordinated note	70,946		69,660		N/A	70,946	70,376	N/A	May 20, 2020	N/A

	322,146		320,465			322,146	319,514

Notes:(2)(4)
Senior secured notes – A1	262,000		264,017		2.10	262,000	261,371	2.22%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 1.7%
Senior secured notes – A1	20,500		20,746		2.90	20,500	19,959	3.05%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 2.5%
Senior secured notes – B	25,750		25,428		3.41	25,750	24,426	3.58%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 3.0%
Senior secured notes – C	14,000		13,741		4.41	14,000	12,604	4.62%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 4.0%
Senior secured notes – D	10,000		9,542		6.42	10,000	9,398	6.71%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 6.0%
Subordinated note(5)	71,258		71,779		N/A	71,258	71,258	N/A	November 20, 2020	N/A

	403,508		405,253			403,508	399,016

Notes:(2)(6)
Senior secured notes – A	274,500		274,500		1.67	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 1.24%
Senior secured notes – B	58,500		58,061		2.33	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 1.90%
Senior secured notes – C	29,812		29,365		3.18	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 2.75%
Senior secured notes – D	20,250		18,681		3.63	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 3.20%
Senior secured notes – E	23,625		19,609		4.63	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 4.20%
Senior secured notes – F	11,270		9,185		5.93	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 5.50%
Subordinated note	43,350		39,449		N/A	—	—	—	July 18, 2022	N/A

	461,307		448,850			—	—

Total notes and loans	$1,186,961		$1,174,568			$1,179,530	$1,127,180

(1)	At December 31, 2010, the cost and fair value of the term loans were $453.9 million and $408.7 million, respectively. The term loans were paid down in the first quarter of 2011, with payments totaling $412.1 million, resulting in a gain of $41.8 million. Combined with net unrealized depreciation on the term loans of $45.2 million, the consolidated VIE had a net loss on term loans of $3.4 million for the six months ended June 30, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the condensed consolidated statements of operations.
(2)	Each class of notes will mature at par on the stated maturity, unless previously redeemed or repaid. Principal will not be payable on the notes except in certain limited circumstances. Interest on the notes is payable quarterly in arrears on the outstanding amount of the notes on scheduled payment dates. The subordinated note will be fully redeemed on the stated maturity unless previously redeemed. The subordinated note may be redeemed, in whole but not in part, on or after the redemption or repayment in full of principal and interest on the secured notes. No interest accrues or is payable on the subordinated note.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

(3)	The notes are subject to two coverage tests. These tests are primarily used to determine whether principal and interest may be paid on the secured notes and distributions may be made on the subordinated notes. The “Coverage Tests” consist of the Overcollateralization Ratio Test and the Interest Coverage Test; each test applies to each note. The Overcollateralization Ratio Test and Interest Coverage Test applicable to the indicated classes of secured notes will be satisfied as of any date on which such Coverage Test is applicable, if (1) the applicable Overcollateralization Ratio or Interest Coverage Ratio is at least equal to the applicable ratio or (2) the class or classes of secured notes is no longer outstanding. The applicable Interest Coverage Ratio for Class A Notes and B Notes is 110.0% and 105.0%, respectively. The applicable Overcollateralization Ratio for Class A Notes and B Notes is 137.5% and 126.4%, respectively.
(4)	The notes are subject to two coverage tests. These tests are primarily used to determine whether principal and interest may be paid on the secured notes and distributions may be made on the subordinated notes. The “Coverage Tests” consist of the Overcollateralization Ratio Test and the Interest Coverage Test; each test applies to each note. The Overcollateralization Ratio Test and Interest Coverage Test applicable to the indicated classes of secured notes will be satisfied as of any date on which such Coverage Test is applicable, if (1) the applicable Overcollateralization Ratio or Interest Coverage Ratio is at least equal to the applicable ratio or (2) the class or classes of secured notes is no longer outstanding. The applicable Interest Coverage Ratio for Class A Notes, Class B Notes, Class C Notes and Class D Notes is 110.0%, 105.0%, 102.0% and 101.0%, respectively. The applicable Overcollateralization Ratio for Class A Notes, Class B Notes, Class C Notes and Class D Notes is 135.59%, 124.76%, 120.13% and 117.39%, respectively.
(5)	The subordinated notes were issued to an affiliate of the Company. Amount is reduced by approximately $2.1 million due to elimination of equity investment attributable to consolidated VIEs as of June 30, 2011 and December 31, 2010, respectively.
(6)	The notes are subject to two coverage tests. These tests are primarily used to determine whether principal and interest may be paid on the secured notes and distributions may be made on the subordinated notes or whether funds which would otherwise be used to pay interest on the Secured Notes other than the Class A Notes and the Class B Notes and to make distributions on the Subordinated Notes must instead be used to pay principal on one or more Classes of Secured Notes according to the priorities defined. The “Coverage Tests” consist of the Overcollateralization Ratio Test and the Interest Coverage Test; each test applies to each specified Class or Classes of Secured Notes. The Overcollateralization Ratio Test and Interest Coverage Test applicable to the indicated classes of secured notes will be satisfied as of any date of determination on which such Coverage Test is applicable, if (1) the applicable Overcollateralization Ratio or Interest Coverage Ratio is at least equal to the applicable ratio or (2) the class or classes of secured notes is no longer outstanding. The applicable Interest Coverage Ratio for Class A and B Notes, Class C Notes and Class D Notes is 100.0% in respect of the first determination date and 120% thereafter, 110.0%, and 105.0%, respectively. The applicable Overcollateralization Ratio for Class A and B Notes, Class C Notes, Class D Notes and Class E Notes is 125.1%, 118.0%, 113.5% and 107.7%, respectively.

The consolidated VIEs have elected the fair value option to value the term loans and notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of June 30, 2011, the notes payable are classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the term loans and notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

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

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary. In addition, the tables present the maximum exposure to loss relating to those VIEs:

	June 30, 2011
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$13,457,451		$(32,290)		$9,887
Capital Markets	3,123,834		(606,859)		12,736
Real Estate	1,577,713		(1,271,954)		—

Total	$18,158,998	(1)	$(1,911,103	)(2)	$22,623	(3)

(1)	Consists of $206,394 in cash, $17,590,304 in investments and $362,300 in receivables.
(2)	Represents $1,846,009 in debt and other payables, $63,263 in securities sold, not purchased, and $1,831 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

	December 31, 2010
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$11,593,805		$(39,625)		$13,415
Capital Markets	3,117,013		(824,957)		13,302
Real Estate	1,569,147		(1,263,354)		—

Total	$16,279,965	(1)	$(2,127,936	)(2)	$26,717	(3)

(1)	Consists of $207,168 in cash, $15,672,604 in investments and $400,193 in receivables.
(2)	Represents $2,011,194 in debt and other payables, $21,369 in securities sold, not purchased, and $95,373 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

At June 30, 2011 and December 31, 2010, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P., AutumnLeaf, L.P., Apollo ALS Holdings, L.P., and A.P. Charter Holdings, L.P. At June 30, 2011 and December 31, 2010, the aggregate amount of such investments were $166.6 million and $251.5 million, respectively. The Company’s ownership interest in AAA was 2.43% and 2.81% at June 30, 2011 and December 31, 2010, respectively.

5. CARRIED INTEREST RECEIVABLE

The table below provides a roll-forward of the carried interest receivable balance for the six months ended June 30, 2011:

	Private Equity	Capital Markets	Total
Carried interest receivable at January 1, 2011	$1,578,135	$288,938	$1,867,073
Carried interest income from change in fair value of funds	580,681	142,228	722,909
Foreign exchange gain	—	2,241	2,241
Fund cash distributions	(289,948)	(101,266)	(391,214)

Carried Interest Receivable at June 30, 2011	$1,868,868	$332,141	$2,201,009

The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds is payable and is distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return. For most capital markets funds, carried interest is payable based on realizations after the end of the relevant fund’s fiscal year or fiscal quarter, subject to high watermark provisions. There is currently no carried interest receivable associated with the Company’s real estate segment.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

6. OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2011	December 31, 2010
Interest rate swap agreements	$8,475	$11,531
Deferred rent	12,608	10,318
Deferred taxes	4,350	2,424
Other	963	1,422

Total Other Liabilities	$26,396	$25,695

Interest Rate Swap Agreements—The principal financial instruments used for cash flow hedging purposes are interest rate swaps. Apollo enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively converted a portion of the Company’s variable rate debt under the AMH Credit Agreement (discussed in note 8) to a fixed rate, without exchanging the notional principal amounts. Apollo entered into an interest rate swap agreement whereby Apollo receives floating rate payments in exchange for fixed rate payments of 5.175%, on the notional amount of $167.0 million, effectively converting a portion of its floating rate borrowings to a fixed rate. The interest rate swap agreement expires in May 2012. Apollo has hedged only the risk related to changes in the benchmark interest rate (three month LIBOR). As of June 30, 2011 and December 31, 2010, the Company has recorded a liability of $8.5 million and $11.5 million, respectively, to recognize the fair value of this derivative.

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

The Company’s provision for income taxes totaled $(3.6) million and $(12.7) million for the three months ended June 30, 2011 and 2010, respectively and $(12.4) million and $(16.8) million for the six months ended June 30, 2011 and 2010, respectively. The Company’s effective tax rate was approximately (3.51)% and (4.40)% for the three months ended June 30, 2011 and 2010, respectively and 7.79% and (4.68)% for the six months ended June 30, 2011 and 2010, respectively.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local, and foreign tax authorities. As of June 30, 2011 and December 31, 2010, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2008 through 2010 are open under the normal statute of limitations and therefore subject to examination.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

8. DEBT

Debt consists of the following:

	June 30, 2011			December 31, 2010
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH credit agreement	$728,273	5.52	%(1)	$728,273	3.78	%(1)
CIT secured loan agreement	10,511	3.37		23,252	3.50

Total Debt	$738,784	5.46%		$751,525	3.77%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”) entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH has irrevocably elected three-month LIBOR for $433 million of the debt for three years from the closing date of the AMH Credit Agreement and $167 million of the debt for five years from the closing date of the AMH Credit Agreement. The interest rate swap agreements related to the $433 million notional amount were comprised of two components: a $333 million portion and a $100 million portion. The interest rate swap agreement related to the $333 million portion expired in May 2010. The interest rate swap agreement related to the $100 million portion expired in November 2010. The interest rate swap agreement related to the $167 million notional amount expires in May 2012. The remaining amount of the debt is computed currently based on three-month LIBOR. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for loans with extended maturity, as discussed below, and 1.00% for loans without the extended maturity as of June 30, 2011 and 4.25% for loans with extended maturity and 1.50% for loans without the extended maturity as of December 31, 2010). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

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

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased) of the loan at June 30, 2011 was 4.01% and the interest rate on the remaining $5.0 million portion of the loan at June 30, 2011 was 1.26%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $743.4 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at June 30, 2011 is the amount for which the Company expects to settle the AMH Credit Agreement.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

As of June 30, 2011 and December 31, 2010, the AMH Credit Agreement is guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of June 30, 2011, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $149.4 million, $67.9 million, $44.7 million, $165.4 million and $(1,012.4) million, respectively. As of December 31, 2010, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH were $123.1 million, $24.0 million, $39.0 million, $136.0 million and $(1,126.6) million, respectively.

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

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of June 30, 2011, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreement—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At June 30, 2011, the interest rate was 3.37%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreement for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of June 30, 2011, the carrying value of the remaining CIT secured loan agreement is $10.5 million.

Apollo has determined that the carrying value of this debt approximates fair value as the loans are primarily variable rate in nature.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

9. NET LOSS PER CLASS A SHARE

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

The table below presents basic and diluted net loss per Class A share using the two-class method for the three and six months ended June 30, 2011 and 2010:

	Basic and Diluted
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
Numerator:
Net loss attributable to Apollo Global Management, LLC	$(50,989)		$(75,124)		$(12,833)		$(135,806)
Dividends declared on Class A shares	(26,779	)(1)	(6,744	)(2)	(43,426	)(1)	(6,744	)(2)
Dividend equivalents on participating securities	(4,706)		(960)		(7,964)		(960)
Earnings allocable to participating securities	—	(3)	—	(3)	—	(3)	—	(3)

Net Loss Attributable to Class A Shareholders	$(82,474)		$(82,828)		$(64,223)		$(143,510)

Denominator:
Weighted average number of Class A shares outstanding	120,963,248		96,346,032		109,652,330		96,065,452

Net loss per Class A share: Basic and Diluted(4)
Distributable Earnings	$0.22		$0.07		$0.40		$0.07
Undistributed loss	(0.68)		(0.86)		(0.59)		(1.49)

Net Loss per Class A Share	$(0.46)		$(0.79)		$(0.19)		$(1.42)

(1)	The Company declared a $0.17 dividend on Class A shares on January 4, 2011 and a $0.22 dividend on Class A shares on May 12, 2011. As a result, there is an increase in net loss attributable to Class A shareholders presented during the three and six months ended June 30, 2011.
(2)	The Company declared a $0.07 dividend on Class A shares in May 2010. As a result, there is an increase in net loss attributable to Class A shareholders presented during the three and six months ended June 30, 2010.
(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in losses of the Company with the Class A shareholders.
(4)	For the three and six months ended June 30, 2011 and 2010, unvested RSUs, AOG Units and the share options were determined to be anti-dilutive. Therefore, basic and diluted net loss per share is presented as identical for these periods.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the 2007 Omnibus Equity Incentive Plan. Certain RSU grants to Company employees during 2010 and 2011 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to Company employees in 2010 and 2011 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of June 30, 2011, approximately 16.6 million vested RSUs and 6.5 million unvested RSUs were eligible for participation in distribution equivalents.

Any distribution equivalent paid to an employee will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable distribution equivalents qualify as participating securities and are included in the Company’s basic and diluted earnings per share computations using the two-class method. The holder of a RSU participating security would have a contractual obligation to share in the losses of the entity if the holder is obligated to fund the losses of the issuing entity or if the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. Because the RSU participating securities do not have a mandatory redemption amount and the holders of the participating securities are not obligated to fund losses, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.

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

On March 15, 2011, the Company issued 1.5 million Class A shares in exchange for vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase to 29.3% from 29.0%. As Holdings did not participate in this Class A share issuance, its ownership interest in the Apollo Operating Group decreased from 71.0% to 70.7% for Class A shares issued a change in ownership.

On April 4, 2011, the Company issued 21.5 million Class A shares as part of the IPO for net proceeds of $382.5 million. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase to 33.5% from 29.3%. As Holdings did not participate in this IPO, its ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5%.

On April 7, 2011, the Company issued 0.75 million Class A shares in exchange for vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase to 33.7% from 33.5%. As Holdings did not participate in this Class A share issuance, its ownership interest in the Apollo Operating Group decreased from 66.5% to 66.3%.

10. EQUITY-BASED COMPENSATION

AOG Units

As a result of the service requirement, the fair value of the AOG Units of approximately $5.6 billion is being charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the six months ended June 30, 2011 and 2010, $516.4 million and $516.7 million of compensation expense was recognized, respectively. For the three months ended June 30, 2011 and 2010, $258.2 million and $258.3 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 3% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of June 30, 2011, there was $1.0 billion of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next two years.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes AOG activity for the six months ended June 30, 2011:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	66,742,906	$23.13
Granted	—	—
Forfeited	—	—
Vested at June 30, 2011	(22,074,848)	23.39

Balance at June 30, 2011	44,668,058	$23.00

Units Expected to Vest—As of June 30, 2011, approximately 44,400,000 AOG Units are expected to vest over the next two years.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of Plan Grants made in 2011 was approximately $88.7 million, which is based on valuation methods that consider market comparables for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value will be charged to compensation expense on a straight-line basis over the vesting period, which generally can be up to 24 quarters or annual vesting over three years. The actual forfeiture rate was 0.9% and 7.1% for the six months ended June 30, 2011 and 2010, respectively, and 0.4% and 2.8% for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, $50.8 million and $35.2 million of compensation expense was recognized, respectively. For the three months ended June 30, 2011 and 2010, $27.0 million and $20.7 million of compensation expense was recognized, respectively.

Delivery of Class A Shares

The delivery of RSUs does not cause a transfer of amounts in the Condensed Consolidated Statement of Changes in Shareholders’ Equity to the Class A Shareholders. The delivery of Class A shares for vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. For the three months ended, the Company delivered 0.75 million Class A shares in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 33.7% from 33.5%. Upon conversion of the AOG Units, there will be a transfer of amounts from Non-Controlling Interests to the Company’s equity.

The following table summarizes RSU activity for the six months ended June 30, 2011:

	Unvested	Weighted Average Grant Date Fair Value	Vested		Total Number of RSUs
Balance at January 1, 2011	23,442,916	$10.25	15,642,921		39,085,837
Granted	5,467,855	16.23	—		5,467,855
Forfeited	(266,724)	10.61	—		(266,724)
Delivered	—	8.83	(2,777,155)		(2,777,155)
Vested at June 30, 2011	(3,763,510)	11.26	3,763,510		—

Balance at June 30, 2011	24,880,537	$11.41	16,629,276	(1)	41,509,813

(1)	Amount excludes RSUs which have vested and have been delivered.

Units Expected to Vest—As of June 30, 2011, approximately 23,400,000 RSUs are expected to vest.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, 5,000,000 options were granted on December 2, 2010. These options shall vest and become exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016. In addition, 555,556 options were granted on January 22, 2011 and 25,000 options were granted on April 9, 2011. The options granted on January 22, 2011 shall vest and become exercisable with respect to half of the option shares on December 31, 2011 and the other half on December 31, 2012. The options granted on April 9, 2011 shall vest and become exercisable with respect to half of the options shares on December 31, 2011 and the other half in four equal quarterly installments starting on March 31, 2012 and thereafter, ending on December 31, 2012. For the three and six months ended June 30, 2011, $1.8 million and $3.2 million of compensation expense was recognized as a result of these grants, respectively.

Apollo measures fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2011:

Assumptions:	2011 (2)
Risk-free interest rate	2.79%
Weighted average expected dividend yield	2.25%
Expected volatility factor	40.22	%(1)
Expected life in years	5.72
Fair Value of options per share	$8.44

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices.
(2)	Represents weighted average of 2011 grants.

The following table summarizes the share option activity for the six months ended June 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2011	5,000,000	$8.00	$28,100	9.92
Granted	580,556	9.39	4,896	9.59
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at June 30, 2011	5,580,556	$8.14	$32,996	9.43

Units Expected to Vest—As of June 30, 2011, approximately 5,250,000 options are expected to vest.

The expected term of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at June 30, 2011 was $29.6 million and is expected to be recognized over a period of 5.1 years. None of the share options were vested or exercisable at June 30, 2011.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depository units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The RDUs subject to incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully vested AAA RDUs. The fair value of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). Vested AAA RDUs can be converted into ordinary common units of AAA. During the six months ended June 30, 2011 and 2010, the actual forfeiture rate was 0% and 2.5%, respectively. During the three months ended June 30, 2011 and 2010, the actual forfeiture rate was 0% and 0.5%, respectively. For the six months ended June 30, 2011 and 2010, $0.2 million and $1.3 million of compensation expense was recognized, respectively. For the three months ended June 30, 2011 and 2010, $0.1 million and $0.7 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

During the six months ended June 30, 2011 and 2010, the Company delivered 389,785 and 389,892 RDUs, respectively, to individuals who had vested in these units. The delivery in 2011 resulted in a reduction of the accrued compensation liability of $3.8 million and the recognition of a net decrease of additional paid in capital of $2.8 million. These amounts are presented in the condensed consolidated statement of changes in shareholders’ equity. There was $0.2 million and $1.4 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of June 30, 2011 and 2010, respectively. The following table summarizes RDU activity for the six months ended June 30, 2011:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Issued and Outstanding
Balance at January 1, 2011	166,667	$7.20	389,785	556,452
Granted	82,107	10.50	—	82,107
Forfeited	—	—	—	—
Delivered	—	10.54	(389,785)	(389,785)
Vested	—	—	—	—

Balance at June 30, 2011	248,774	$8.29	—	248,774

Units Expected to Vest—As of June 30, 2011, approximately 219,000 RDUs are expected to vest over the next three years.

The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2011	1,979,031
Purchases	49,418
Granted	(82,107)
Forfeited	—

Balance at June 30, 2011	1,946,342

Restricted Stock and Restricted Stock Unit Awards—Apollo Commercial Real Estate Finance, Inc. (“ARI”)

On September 29, 2009, 97,500 and 140,000 shares of ARI restricted stock were granted to the Company and certain of the Company’s employees, respectively. Additionally, on December 31, 2009, 5,000 shares of ARI restricted stock were granted to a Company employee. The fair value of the Company and employee awards granted was $1.8 million and $2.7 million, respectively. These awards generally vest over three years or twelve calendar quarters, with the first quarter vesting on January 1, 2010. On March 23, 2010, July 1, 2010 and July 21, 2010, 102,084, 5,000 and 16,875 shares of ARI restricted stock units (“ARI RSUs”), respectively, were granted to certain of the Company’s employees. Additionally, another 5,000 shares were granted to certain of the Company’s employees on April 1, 2011. Pursuant to the March 23, 2010 and July 21, 2010 issuances, 102,084 and 16,875 shares of ARI restricted stock, respectively, were forfeited by the Company’s employees. As the fair value of ARI RSUs was not greater than the forfeiture of the restricted stock, no additional value will be amortized. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statement of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

For the six months ended June 30, 2011 and 2010, $0.7 million and $0.7 million of management fees and $0.4 million and $0.4 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three months ended June 30, 2011 and 2010, $0.4 million and $0.4 million of management fees and $0.2 million and $0.2 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0% and 0% for the three and six months ended June 30, 2011 and 2010, respectively, as the forfeiture noted above was an exchange of securities and did not impact the overall expense recognized by the Company.

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the six months ended June 30, 2011:

	ARI RSUs Unvested	ARI Restricted Stock Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of Restricted Stock Awards and RSUs Issued
Balance at January 1, 2011	96,250	65,002	$17.57	81,248	242,500
Granted to employees of the Company	5,000	—	15.85	—	5,000
Forfeited by employees of the Company	—	—	—	—	—
Vested awards for employees of the Company	(27,501)	—	17.00	27,501	—
Vested awards for the Company	—	(16,250)	18.48	16,250	—

Balance at June 30, 2011	73,749	48,752	$17.51	124,999	247,500

Units Expected to Vest—As of June 30, 2011, approximately 69,000 and 48,752 shares of ARI RSUs and ARI restricted stock, respectively, are expected to vest.

Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of the AOG Units is allocated to Shareholders’ Equity and the Non-Controlling Interests, which results in a difference in the amounts charged to equity-based compensation expense and the amounts credited to Shareholders’ Equity in the Company’s condensed consolidated financial statements.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2011:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group (1)	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,191	66.5%	$171,694	$86,497
RSUs and Share Options	28,768	—	—	28,768
ARI Restricted Stock Awards and ARI RSUs	247	66.5%	156	91
AAA RDUs	152	66.5%	98	54

Total Equity-Based Compensation	$287,358		171,948	115,410

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(254)	(145)

Capital Increase Related to Equity-Based Compensation			$171,694	$115,265

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2010:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group (1)	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,336	71.4%	$184,336	$74,000
RSUs	20,722	—	—	20,722
ARI Restricted Stock Awards and ARI RSUs	203	71.4%	144	59
AAA RDUs	699	71.4%	499	200

Total Equity-Based Compensation	$279,960		184,979	94,981

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(643)	(259)

Capital Increase Related to Equity-Based Compensation			$184,336	$94,722

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2011:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group (1)	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$516,382	68.7%	$354,916	$161,466
RSUs and Share Options	53,925	—	—	53,925
ARI Restricted Stock Awards and ARI RSUs	434	68.7%	288	146
AAA RDUs	224	68.7%	149	75

Total Equity-Based Compensation	$570,965		355,353	215,612

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(437)	(221)

Capital Increase Related to Equity-Based Compensation			$354,916	$215,391

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2010:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group (1)	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$516,672	71.4%	$368,966	$147,706
RSUs	35,192	—	—	35,192
ARI Restricted Stock Awards and ARI RSUs	421	71.4%	300	121
AAA RDUs	1,321	71.4%	943	378

Total Equity-Based Compensation	$553,606		370,209	183,397

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(1,243)	(499)

Capital Increase Related to Equity-Based Compensation			$368,966	$182,898

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

11. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES

The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

Due from affiliates and due to affiliates are comprised of the following:

	As of June 30, 2011	As of December 31, 2010
Due from Affiliates:
Due from private equity funds	$21,908	$52,128
Due from portfolio companies	56,676	42,933
Management and advisory fees receivable from capital markets funds	20,514	19,095
Due from capital markets funds	8,336	13,612
Due from Contributing Partners, employees and former employees	7,299	8,496
Due from real estate funds	16,890	5,887
Other	1,946	2,212

Total Due from Affiliates	$133,569	$144,363

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$451,606	$491,402
Due to private equity funds	10,785	20,890
Due to real estate funds	1,200	1,200
Other	4,797	4,153

Total Due to Affiliates	$468,388	$517,645

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

APO Corp. entered into a tax receivable agreement (“TRA”) with the Managing Partners and Contributing Partners that provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the Reorganization. If the Company does not make the required annual payment on a timely basis as outlined in the TRA agreement, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years.

In April 2011, Apollo made a $39.8 million cash payment against the tax receivable agreement to the Managing and Contributing Partners resulting from a realized tax benefit for the 2010 tax year. Included in the payment was $29 thousand and $3 thousand of interest to the Managing Partners and Contributing Partners, respectively. Additionally, the Company deferred 25% of the TRA payment intended to be paid to the Managing Partners on April 5, 2011. The deferred payment of $12.1 million is expected to be paid in 2014.

Special Allocation

In December 2009, the AMH partnership agreement was amended to provide for special allocations of income to APO Corp. and a reduction of income allocated to Holdings for the 2009 and 2010 calendar years. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% of required payments pursuant to the tax receivable agreement that is attributable to the 2010 fiscal year for a period of four years. The amendment allows for a maximum allocation of income from Holdings of approximately $22.1 million in 2009 and eliminates any income allocation to Holdings in 2010. There was no extension of the special allocation after December 31, 2010. Therefore as a result, the Company did not allocate any additional income from AMH to APO Corp. related to the special allocation beyond such date. The Company will continue to allocate income to APO Corp. based on the current economic sharing percentage.

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

Management Fee Waiver and Notional Investment Program

Apollo has forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $15.4 million and $14.6 million for the six months ended June 30, 2011 and 2010, respectively, and $7.7 million and $7.3 million for the three months ended June 30, 2011 and 2010, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Distributions

The table below presents the determination, declaration, and payment of the amount of quarterly distributions which are at the sole discretion of the company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
May 27, 2010	$0.07	June 15, 2010	$6.7	$16.8	$23.5	$1.0
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	$0.22	June 1, 2011	$26.8	$52.8	$79.6	$4.7

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

Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. As of June 30, 2011, the Company has not recorded an obligation for any previously made distributions.

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. At December 31, 2010, the total outstanding loan aggregated $20.5 million, including accrued interest of $1.6 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statement of financial condition. As of June 30, 2011, the total outstanding loan aggregated $8.8 million, including accrued interest of $0.8 million which approximated fair value, of which approximately $6.3 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. See “Contingent Obligations” section for further discussion of potential future reversal of carried interest income.

Broker Dealer

During 2011, the Company formed Apollo Global Securities, LLC. which acts as a broker dealer. From time to time, this entity is involved in transactions with affiliates of AGM whereby the Company will earn transaction and advisory fees.

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

Underwriting Fee Paid for ARI

The Company incurred $8.0 million in underwriting expenses for the benefit of ARI, which may be repaid to the Company if during any period of four consecutive calendar quarters during the sixteen full calendar quarters after the consummation of ARI’s initial public offering on September 29, 2009, ARI’s core earnings, as defined in the corresponding management agreement, for any such four-quarter period exceeds an 8% performance hurdle rate. During the last four quarters ending June 30, 2011, the core earnings had exceeded the hurdle rate and the Company recorded $8 million of other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2011. This receivable is expected to be received within 45 days after June 30, 2011.

Interests in Consolidated Entities

These amounts relate to equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net loss (income) attributable to Non-Controlling Interests consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011		2010
	(in thousands)
AAA(1)	$(59,077)	$11,573		$(195,302)		$(97,896)
Consolidated VIEs	12,369 (2)	19,432	(2)	(4,719	)(2)	265 (2)
Former employees(3)	(1,596)	(7,261)		(5,234)		(9,767)

Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(48,304)	23,744		(205,255)		(107,398)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	101,960	203,274		45,962		346,913

Net loss (income) attributable to Non-Controlling Interests	$53,656	$227,018		$(159,293)		$239,515

(1)	Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% and 97% during the three and six months ended June 30, 2011 and 2010, respectively.
(2)	Reflects the Non-Controlling Interests in the net income of the consolidated VIEs and includes $12.4 million and $9.6 million of losses recorded within appropriated partners’ deficit related to consolidated VIEs during the three and six months ended June 30, 2011, respectively, and $3.6 million of losses recorded within appropriated partners’ deficit related to consolidated VIEs during both the three and six months ended June 30, 2010, respectively.
(3)	Reflects the remaining interest held by certain former employees in the net income of our capital markets management companies.

12. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders, in connection with their capital commitment to certain funds managed by the Company. As of June 30, 2011, the maximum exposure relating to these financial guarantees approximated $5.0 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), the Company may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of June 30, 2011, the Company has no current obligations to Artus.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, capital markets and real estate funds, Apollo has unfunded capital commitments at June 30, 2011 and December 31, 2010 of $153.2 million and $140.6 million, respectively.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the Company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. In an order dated August 18, 2010, the Court granted in part and denied in part plaintiffs’ motion to expand the complaint and to obtain additional discovery. The Court ruled that plaintiffs could amend the complaint and obtain discovery in a second discovery phase limited to eight additional transactions. The Court gave the plaintiffs until September 17, 2010 to amend the complaint to include the additional eight transactions. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding the additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file the fourth amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo Global Management, LLC, as a defendant. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed it’s answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint that adds ten additional transactions and expands the scope of the class seeking relief. All defendants are opposing the motion. Currently, the Company does not believe that a loss from liability in this case is either probable or reasonably estimable. The Court granted Apollo’s motion to dismiss plaintiffs’ initial complaint in 2008, ruling that Apollo was released from the only transaction in which it allegedly was involved. While plaintiffs have survived Apollo’s motion to dismiss the fourth amended complaint, the Court stated in denying the motion that it will consider the statute of limitations (one of the bases for Apollo’s motion to dismiss) at the summary judgment stage. Based on the applicable statute of limitations, among other reasons, Apollo believes that plaintiffs’ claims lack factual and legal merit. For these reasons, no estimate of possible loss, if any, can be made at this time.

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

As of June 30, 2011, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Aggregate minimum future payments	$15,653	$24,220	$24,301	$24,760	$17,798	$96,905	$203,637

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $9.0 million and $6.8 million for the three months ended June 30, 2011 and 2010, respectively, and $17.5 million and $14.0 million for the six months ended June 30, 2011 and 2010, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2011, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Other long-term obligations	$11,173	$8,664	$3,920	$3,420	$3,420	$3,420	$34,017

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through June 30, 2011 and that would be reversed approximates $2.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, such as bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of June 30, 2011
Fund VI	$886,335
Fund VII	778,853
Fund IV	248,627
Fund V	300,917
COF I	178,078
COF II	88,588
SOMA	26,131
EPF	45,165
AIE II	33,062
ACLF	42,770
AAA	21,524
SVF	9,341
VIF	8,643
FCI	549

Total	$2,668,583

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

The Company is subject to a concentration risk related to the investors in its funds. As of June 30, 2011, there were more than approximately 1,000 limited partner investors in Apollo’s active private equity, capital markets and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At June 30, 2011 and December 31, 2010, $738.8 million and $751.5 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest, respectively. However, as of June 30, 2011 and December 31, 2010, $167.0 million of the debt had been effectively converted to a fixed rate using interest rate swaps as discussed in note 8.

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

The following tables present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues,

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

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

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2011:

	As of and for the Three Months Ended June 30, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$21,545	$2,011	$—	$23,556
Management fees from affiliates	65,465	46,049	9,673	121,187
Carried interest income from affiliates	138,986	25,147	—	164,133

Total Revenues	225,996	73,207	9,673	308,876
Expenses	116,675	60,219	15,163	192,057
Other Income	8,233	4,721	9,782	22,736

Economic Net Income	$117,554	$17,709	$4,292	$139,555

Total Assets	$2,865,679	$1,376,213	$80,570	$4,322,462

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table reconciles the Total Reportable Segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the three months ended June 30, 2011:

	As of and for the Three Months Ended June 30, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$308,876		$—		$308,876
Expenses	192,057		287,949	(1)	480,006
Other income	22,736		47,299	(2)	70,035

Economic Net Income	$139,555	(3)	N/A		N/A

Total Assets	$4,322,462		$3,067,265	(4)	$7,389,727

(1)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to equity-based compensation.
(2)	Results from the following:

For the Three Months Ended June 30, 2011
Net gains from investment activities	$61,079
Net losses from investment activities of consolidated variable interest entities	(12,369)
Loss from equity method investments	(1,411)

Total Consolidation Adjustments	$47,299

(3)	The reconciliation of Economic Net Income to Net Loss attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2011
Economic Net Income	$139,555
Income tax provision	(3,550)
Net income attributable to Non-Controlling Interests in consolidated entities(5)	(1,596)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	101,960
Non-cash charges related to equity-based compensation(6)	(287,358)

Net Loss Attributable to Apollo Global Management, LLC	$(50,989)

(4)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(5)	Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.
(6)	Includes impact of non-cash charges related to amortization of AOG Units of $258.2 million, RSUs and share options of $28.9 million (Plan Grants made in connection with the 2007 private placement of $11.9 million, other Plan Grants made to new hires on a merit basis of $6.1 million, Bonus Grants of $9.1 million and share options of $1.8 million), ARI Restricted Stock Awards and ARI RSUs of $0.2 million and AAA RDUs of $0.1 million as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2011:

	For the Three Months Ended June 30, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$21,545	$—	$21,545	$2,011	$—	$2,011
Management fees from affiliates	65,465	—	65,465	46,049	—	46,049
Carried interest income (loss) from affiliates:
Unrealized (losses) gains	—	(32,397)	(32,397)	—	6,658	6,658
Realized gains	—	171,383	171,383	11,200	7,289	18,489

Total Revenues	87,010	138,986	225,996	59,260	13,947	73,207
Compensation and benefits	27,788	59,884	87,672	28,612	7,255	35,867
Other expenses	29,003	—	29,003	24,352	—	24,352

Total Expenses	56,791	59,884	116,675	52,964	7,255	60,219

Other Income	3,681	4,552	8,233	530	4,191	4,721

Economic Net Income	$33,900	$83,654	$117,554	$6,826	$10,883	$17,709

	For the Three Months Ended June 30, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	9,673	—	9,673
Carried interest income from affiliates	—	—	—

Total Revenues	9,673	—	9,673
Compensation and benefits	7,886	—	7,886
Other expenses	7,277	—	7,277

Total Expenses	15,163	—	15,163

Other Income	9,512	270	9,782

Economic Net Income	$4,022	$270	$4,292

	For the Three Months Ended June 30, 2010
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$24,324	$2,520	$—	$26,844
Management fees from affiliates	65,101	39,443	1,568	106,112
Carried interest loss from affiliates	(39,629)	(14,047)	—	(53,676)

Total Revenues	49,796	27,916	1,568	79,280
Expenses	37,203	35,900	7,919	81,022
Other Income (Loss)	29,560	(5,190)	265	24,635

Economic Net Income (Loss)	$42,153	$(13,174)	$(6,086)	$22,893

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table reconciles the Total Reportable Segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the three months ended June 30, 2010:

	For the Three Months Ended June 30, 2010
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$79,280		$—		$79,280
Expenses	81,022		281,088	(1)	362,110
Other income (loss)	24,635		(31,220	)(2)	(6,585)

Economic Net Income	$22,893	(3)	N/A		N/A

(1)	Represents the addition of expenses of AAA and expenses related to equity-based compensation.
(2)	Results from the following:

For the Three Months Ended June 30, 2010
Net losses from investment activities	$(11,005)
Net losses from investment activities of consolidated variable interest entities	(19,432)
Loss from equity method investments	(785)
Interest income	2

Total Consolidation Adjustments	$(31,220)

(3)	The reconciliation of Economic Net Income to Net Loss Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2010
Economic Net Income	$22,893
Income tax provision	(12,727)
Net income attributable to Non-Controlling Interests in consolidated entities(4)	(7,261)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	203,274
Non-cash charges related to equity-based compensation(5)	(279,960)
Net losses of Commodities Trading Fund	(1,343)

Net Loss Attributable to Apollo Global Management, LLC	$(75,124)

(4)	Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.
(5)	Includes impact of non-cash charges related to amortization of AOG Units of $258.4 million, RSUs of $20.7 million (Plan Grants made in connection with the 2007 private placement of $12.1 million, other Plan Grants made to new hires on a merit basis of $4.6 million and Bonus Grants of $4.0 million), ARI Restricted Stock Awards and ARI RSUs of $0.2 million and AAA RDUs of $0.7 million as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2010:

	For the Three Months Ended June 30, 2010
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$24,324	$—	$24,324	$2,520	$—	$2,520
Management fees from affiliates	65,101	—	65,101	39,443	—	39,443
Carried interest income (loss) from affiliates:
Unrealized losses	—	(83,700)	(83,700)	—	(33,532)	(33,532)
Realized gains	—	44,071	44,071	10,240	9,245	19,485

Total Revenues	89,425	(39,629)	49,796	52,203	(24,287)	27,916

Compensation and benefits	30,303	(19,053)	11,250	23,860	(7,199)	16,661
Other expenses	25,953	—	25,953	19,239	—	19,239

Total Expenses	56,256	(19,053)	37,203	43,099	(7,199)	35,900

Other Income (Loss)	28,039	1,521	29,560	(2,479)	(2,711)	(5,190)

Economic Net Income (Loss)	$61,208	$(19,055)	$42,153	$6,625	$(19,799)	$(13,174)

	For the Three Months Ended June 30, 2010
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	1,568	—	1,568
Carried interest income from affiliates	—	—	—

Total Revenues	1,568	—	1,568

Compensation and benefits	6,126	—	6,126
Other expenses	1,793	—	1,793

Total Expenses	7,919	—	7,919

Other Income	2	263	265

Economic Net (Loss) Income	$(6,349)	$263	$(6,086)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table presents the financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2011:

	As of and for the Six Months Ended June 30, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$36,642	$6,330	$—	$42,972
Management fees from affiliates	130,981	89,427	18,929	239,337
Carried interest income from affiliates	580,681	142,228	—	722,909

Total Revenues	748,304	237,985	18,929	1,005,218
Expenses	372,497	146,458	30,450	549,405
Other Income	29,148	34,372	10,441	73,961

Economic Net Income (Loss)	$404,955	$125,899	$(1,080)	$529,774

Total Assets	$2,865,679	$1,376,213	$80,570	$4,322,462

The following table reconciles the Total Reportable Segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the six months ended June 30, 2011:

	As of and for the Six Months Ended June 30, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$1,005,218		$—		$1,005,218
Expenses	549,405		572,182	(1)	1,121,587
Other income	73,961		201,238	(2)	275,199

Economic Net Income	$529,774	(3)	N/A		N/A

Total Assets	$4,322,462		$3,067,265	(4)	$7,389,727

(1)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to equity-based compensation.
(2)	Results from the following:

For the Six Months Ended June 30, 2011
Net gains from investment activities	$201,179
Net gains from investment activities of consolidated variable interest entities	4,719
Loss from equity method investments	(4,660)

Total Consolidation Adjustments	$201,238

(3)	The reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

For the Six Months Ended June 30, 2011
Economic Net Income	$529,774
Income tax provision	(12,370)
Net income attributable to Non-Controlling Interests in consolidated entities(5)	(5,234)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	45,962
Non-cash charges related to equity-based compensation(6)	(570,965)

Net Loss Attributable to Apollo Global Management, LLC	$(12,833)

(4)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(5)	Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.
(6)	Includes impact of non-cash charges related to amortization of AOG Units of $516.4 million, RSUs and share options of $54.0 million (Plan Grants made in connection with the 2007 private placement of $23.8 million, other Plan Grants made to new hires on a merit basis of $13.2 million, Bonus Grants of $13.8 million and share options of $3.2 million), ARI Restricted Stock Awards and ARI RSUs of $0.4 million and AAA RDUs of $0.2 million as discussed in note 10 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2011:

	For the Six Months Ended June 30, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$36,642	$—	$36,642	$6,330	$—	$6,330
Management fees from affiliates	130,981	—	130,981	89,427	—	89,427
Carried interest income from affiliates:
Unrealized gains	—	290,733	290,733	—	94,912	94,912
Realized gains	—	289,948	289,948	23,740	23,576	47,316

Total Revenues	167,623	580,681	748,304	119,497	118,488	237,985
Compensation and benefits	65,596	252,031	317,627	53,124	42,352	95,476
Other expenses	54,870	—	54,870	50,982	—	50,982

Total Expenses	120,466	252,031	372,497	104,106	42,352	146,458

Other Income	8,805	20,343	29,148	3,205	31,167	34,372

Economic Net Income	$55,962	$348,993	$404,955	$18,596	$107,303	$125,899

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	18,929	—	18,929
Carried interest income from affiliates	—	—	—

Total Revenues	18,929	—	18,929
Compensation and benefits	17,635	—	17,635
Other expenses	12,815	—	12,815

Total Expenses	30,450	—	30,450

Other Income	10,034	407	10,441

Economic Net (Loss) Income	$(1,487)	$407	$(1,080)

	For the Six Months Ended June 30, 2010
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$32,099	$5,814	$—	$37,913
Management fees from affiliates	129,450	77,251	3,215	209,916
Carried interest income from affiliates	30,316	24,729	—	55,045

Total Revenues	191,865	107,794	3,215	302,874
Expenses	139,402	82,416	13,289	235,107
Other Income (Loss)	36,263	(4,215)	194	32,242

Economic Net Income (Loss)	$88,726	$21,163	$(9,880)	$100,009

The following table reconciles the Total Reportable Segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the six months ended June 30, 2010:

	For the Six Months Ended June 30, 2010
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$302,874		$—		$302,874
Expenses	235,107		555,493	(1)	790,600
Other income	32,242		96,945	(2)	129,187

Economic Net Income	$100,009	(3)	N/A		N/A

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

(1)	Represents the addition of expenses of AAA and expenses related to equity-based compensation.
(2)	Results from the following:

For the Six Months Ended June 30, 2010
Net gains from investment activities	$100,716
Net losses from investment activities of consolidated variable interest entity	(265)
Loss from equity method investments	(3,508)
Interest income	2

Total Consolidation Adjustments	$96,945

(3)	The reconciliation of Economic Net Income to Net Loss Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2010
Economic Net Income	$100,009
Income tax provision	(16,782)
Net income attributable to Non-Controlling Interests in consolidated entities(4)	(9,767)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	346,913
Non-cash charges related to equity-based compensation(5)	(553,606)
Net losses of Commodities Trading Fund	(2,573)

Net Loss Attributable to Apollo Global Management, LLC	$(135,806)

(4)	Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.
(5)	Includes impact of non-cash charges related to amortization of AOG Units of $516.7 million, RSUs of $35.2 million (Plan Grants made in connection with the 2007 private placement of $24.9 million, other Plan Grants made to new hires on a merit basis of $5.7 million and Bonus Grants of $4.6 million), ARI Restricted Stock Awards and ARI RSUs of $0.4 million and AAA RDUs of $1.3 million as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2010:

	For the Six Months Ended June 30, 2010
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$32,099	$—	$32,099	$5,814	$—	$5,814
Management fees from affiliates	129,450	—	129,450	77,251	—	77,251
Carried interest income (loss) from affiliates:
Unrealized losses	—	(26,187)	(26,187)	—	(45,811)	(45,811)
Realized gains	—	56,503	56,503	22,340	48,200	70,540

Total Revenues	161,549	30,316	191,865	105,405	2,389	107,794

Compensation and benefits	63,495	21,015	84,510	46,761	(5,806)	40,955
Other expenses	54,892	—	54,892	41,461	—	41,461

Total Expenses	118,387	21,015	139,402	88,222	(5,806)	82,416

Other Income (Loss)	27,176	9,087	36,263	(4,684)	469	(4,215)

Economic Net Income	$70,338	$18,388	$88,726	$12,499	$8,664	$21,163

	For the Six Months Ended June 30, 2010
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	3,215	—	3,215
Carried interest income from affiliates	—	—	—

Total Revenues	3,215	—	3,215

Compensation and benefits	9,803	—	9,803
Other expenses	3,486	—	3,486

Total Expenses	13,289	—	13,289

Other Income	74	120	194

Economic Net (Loss) Income	$(10,000)	$120	$(9,880)

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

15. SUBSEQUENT EVENTS

On July 8, 2011 the Company agreed, subject to certain terms and conditions, to acquire Gulf Stream Asset Management (“Gulf Stream”), which currently manages 10 Collateralized Loan Obligations (“CLOs”) with more than $3 billion in assets under management. The transaction is expected to close during the third quarter of 2011.

On July 11, 2011, the Company issued 0.08 million Class A shares in exchange for vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On August 9, 2011, the Company declared a cash distribution of $0.24 per Class A share, which will be paid on August 29, 2011 to holders of record on August 22, 2011.

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

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative asset manager. We are contrarian, value-oriented investors in private equity, credit-oriented capital markets and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension and endowment funds as well as other institutional and individual investors. Apollo is led by our managing partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 522 employees, including 158 investment professionals, as of June 30, 2011. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai.

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

As of June 30, 2011, we had AUM of $71.7 billion in our private equity, capital markets and real estate businesses. Our latest private equity fund, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion. Fund VII began investing in January 2008 and has deployed $8.9 billion of capital through June 30, 2011, generating gross and net internal rate of returns (“IRR”) of 41% and 29%, respectively, during this period. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through June 30, 2011. A number of our capital markets funds have also performed well since their inception through June 30, 2011.

As of June 30, 2011, approximately 91% of our AUM was in funds with a contractual life at inception of seven years or more, and 11% of our AUM was in permanent capital vehicles with unlimited duration, as highlighted in the chart below:

Business Environment

During the most recent global economic crisis, which we believe began in the third quarter of 2007, we have been relying on our deep industry, credit and financial structuring experience, coupled with our strengths as value-oriented, distressed investors, to deploy a significant amount of new capital. As examples of this, from the beginning of the third quarter of 2007 and through June 30, 2011, we have deployed approximately $27 billion of gross invested capital across our private equity and capital markets funds, excluding managed accounts, SOMA and AIC, focused on control distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through June 30, 2011, the funds managed by Apollo have acquired approximately $14.1 billion in face value of distressed debt at discounts to par value and purchased approximately $35.4 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased these leveraged loan portfolios from highly motivated sellers, we were able to secure attractive long-term, low cost financing and select credits of companies well known to Apollo. The benchmark Credit Suisse Leveraged Loan Index, which includes a group of securities we believe is similar to those owned by our funds, had a net return of approximately 6% during the life to date performance of our leveraged loan investments (COF I and COF II), which have exceeded this benchmark.

In addition to deploying capital in new investments, we have been depending on our over 20 years of experience to enhance value in the current investment portfolio of the funds we manage. We have been relying on our restructuring and capital markets experience to work proactively with our funds’ portfolio company management teams to generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value. For example, as of June 30, 2011, Fund VI and its underlying portfolio companies purchased or retired approximately $19.2 billion in face value of debt and captured approximately $9.6 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. In certain situations, such as CEVA Logistics, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions. Additionally, the portfolio companies of Fund VI have implemented approximately $3.0 billion of cost savings programs on an aggregate basis from the date we acquired them through June 30, 2011, which we believe will positively impact their operating profitability.

Regardless of the market or economic environment at any given time, we rely on our contrarian, value-oriented approach to consistently invest capital on behalf of our investors throughout economic cycles by focusing on opportunities that we believe are often overlooked by other investors. We believe that our expertise in capital markets, focus on nine core industry sectors and investment experience allow us to respond quickly to changing environments. For example, in our private equity business, our private equity funds have had success investing in buyouts and credit opportunities during both expansionary and recessionary economic periods. During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary period, our private equity funds have invested $22.3 billion, of which $15.2 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value.

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

AUM as of June 30, 2011 and 2010 and December 31, 2010 was as follows:

	June 30, 2011	June 30, 2010	December 31, 2010
	(in millions)
AUM:
Private equity	$40,430	$33,466	$38,799
Capital markets	23,684	18,964	22,283
Real estate	7,600	2,103	6,469

Total	$71,714	$54,533	$67,551

The following table presents total assets under management amounts for our private equity segment by strategy:

	Total Assets Under Management
	As of June 30,		As of December 31,
	2011	2010	2010
	(in millions)
Traditional Private Equity Funds	$38,854	$32,193	$37,341
AAA	1,576	1,273	1,458

Total	$40,430	$33,466	$38,799

The following table presents total assets under management amounts for our capital markets segment by strategy:

	Total Assets Under Management
	As of June 30,		As of December 31,
	2011	2010	2010
	(in millions)
Distressed and Event-Driven Hedge Funds	$2,601	$2,653	$2,759
Mezzanine Funds	4,449	4,231	4,503
Senior Credit Funds	12,159	9,091	11,210
Non-Performing Loan Fund	2,078	1,631	1,908
Other(1)	2,397	1,358	1,903

Total	$23,684	$18,964	$22,283

(1)	Includes strategic investment accounts

The following table presents total assets under management amounts for our real estate segment by strategy:

	Total Assets Under Management
	As of June 30,		As of December 31,
	2011	2010	2010
	(in millions)
Fixed Income	$3,214	$2,103	$2,827
Equity	4,386	—	3,642

Total	$7,600	$2,103	$6,469

The following tables summarize changes in total AUM and AUM for each of our segments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Change in Total AUM:
Beginning of Period	$69,959	$56,206	$67,551	$53,609
Income (loss)	1,601	(840)	4,433	622
Subscriptions	1,116	150	1,818	753
Distributions/redemptions	(1,612)	(694)	(3,342)	(2,122)
Change in leverage	650	(289)	1,254	1,671

End of Period	$71,714	$54,533	$71,714	$54,533

Change in Private Equity AUM:
Beginning of Period	$39,578	34,416	$38,799	$34,002
Income (loss)	868	(383)	2,834	928
Subscriptions	—	—	—	—
Distributions	(998)	(417)	(2,209)	(1,329)
Change in leverage	982	(150)	1,006	(135)

End of Period	$40,430	$33,466	$40,430	$33,466

Change in Capital Markets AUM:
Beginning of Period	$23,834	$19,256	$22,283	$19,112
Income (loss)	340	(496)	1,216	(365)
Subscriptions	539	150	1,144	395
Distributions/redemptions	(307)	(183)	(826)	(610)
Change in leverage	(722)	237	(133)	432

End of Period	$23,684	$18,964	$23,684	$18,964

Change in Real Estate AUM:
Beginning of Period	$6,547	$2,534	$6,469	$495
Income	393	39	383	59
Subscriptions	577	—	674	358
Distributions/redemptions	(307)	(94)	(307)	(183)
Change in leverage	390	(376)	381	1,374

End of Period	$7,600	$2,103	$7,600	$2,103

Private Equity

During the three months ended June 30, 2011, the AUM in our private equity segment increased by $0.9 billion, or 2.2%. This increase was a result of $0.9 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $0.3 billion each in Fund VI and Fund VII. Also contributing to the increase was an additional $1.0 billion in leverage, primarily from Fund VII. Offsetting these increases were $1.0 billion in distributions primarily from Fund IV and Fund VI with $0.7 billion and $0.2 billion in distributions, respectively. See “—Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, capital markets and real estate segments had on our revenues by segment.

During the six months ended June 30, 2011, the AUM in our private equity segment increased by $1.6 billion, or 4.2%. This increase was a result of $2.8 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $1.2 billion in Fund VI and $1.0 billion in Fund VII. Also contributing to the increase was an additional $1.0 billion in leverage from Fund VII. Offsetting these increases were $2.2 billion in distributions, primarily from Fund IV, Fund VI and Fund VII with $0.7 billion, $0.6 billion and $0.7 billion in distributions, respectively.

During the three months ended June 30, 2010, the AUM in our private equity segment decreased by $1.0 billion, or 2.8%. This decrease was impacted by $0.4 billion of losses that were primarily attributable to lower investment valuations in our private equity funds. Additionally there were $0.2 billion of distributions from Fund V, and $0.2 billion of distributions from Fund VII. Also noted was a $0.2 billion decrease in leverage during the period.

During the six months ended June 30, 2010, the AUM in our private equity segment decreased by $0.5 billion, or 1.6%. This decrease was primarily due to $1.0 billion of distributions from Fund V, and $0.2 billion of distributions from Fund VII. This decrease was offset by $0.9 billion of income that was primarily attributable to improved investment valuations in our private equity funds, including $0.6 billion in Fund VI.

Capital Markets

During the three months ended June 30, 2011, AUM in our capital markets segment decreased by $0.2 billion, or 0.6%. This decrease was primarily attributable to a $0.7 billion decrease in leverage primarily used by Athene and $0.3 billion in distributions. These decreases were partially offset by $0.3 billion of income that was primarily attributable to improved unrealized gains in our capital markets funds, including $0.3 billion in Athene, and $0.5 billion in subscriptions, primarily Palmetto.

During the six months ended June 30, 2011, AUM in our capital markets segment increased by $1.4 billion, or 6.3%. This increase was primarily attributable to $1.2 billion of income that was primarily attributable to improved unrealized gains in our capital markets funds, including $0.3 billion, $0.3 billion and $0.2 billion in EPF, Athene and COF I, respectively and $1.1 billion in subscriptions, including $0.5 billion in Palmetto and $0.3 billion each in AFT and Life Settlements. These increases were offset by $0.8 billion of distributions.

During the three months ended June 30, 2010, AUM in our capital markets segment decreased by $0.3 billion, or 1.5%. This decrease was impacted by $0.5 billion of losses that were primarily attributable to lower investment valuations in our capital market funds and distributions of $0.2 billion. These decreases were offset by $0.2 billion of leverage and $0.2 billion in subscriptions.

During the six months ended June 30, 2010, AUM in our capital markets segment decreased by $0.1 billion, or 0.8%. This decrease was impacted by $0.4 billion of losses that were primarily attributable to lower investment valuations in our capital market funds and distributions of $0.6 billion. These decreases were offset by $0.4 billion of leverage and $0.4 billion in subscriptions primarily related to AIC and our strategic investment accounts.

Real Estate

During the three months ended June 30, 2011, AUM in our real estate segment increased by $1.1 billion, or 16.1%. This increase was primarily attributable to an additional $0.6 billion in subscriptions, including $0.3 billion in the AGRE U.S Real Estate Fund L.P and $0.3 billion managed accounts. Also impacting this change was an increase in leverage of $0.4 billion, primarily for the CMBS funds. In addition there was $0.4 billion of income that was primarily attributable to improved unrealized gains in our real estate funds. These increases were offset by $0.3 billion of distributions.

During the six months ended June 30, 2011, AUM in our real estate segment increased by $1.1 billion, or 17.5%. This increase was primarily attributable to an additional $0.7 billion in subscriptions, including $0.4 billion in the AGRE U.S Real Estate Fund L.P and $0.3 billion in managed accounts. Also impacting this change was an increase in leverage of $0.4 billion, primarily for the CMBS funds. In addition there was $0.4 billion of income that was primarily attributable to improved unrealized gains in our real estate funds. These increases were offset by $0.3 billion of distributions.

During the three months ended June 30, 2010, AUM in our real estate segment decreased by $0.4 billion, or 17.0%. This result was primarily attributable to $0.4 billion decrease in leverage in the AGRE CMBS Account.

During the six months ended June 30, 2010, AUM in our real estate segment increased by $1.6 billion, or 324.8%. This increase was comprised of $0.4 million of subscriptions that resulted from the initial public offering and concurrent private placement by ARI as well as the formation of the AGRE CMBS Account, and $1.4 billion in additional leverage, primarily due to the investment from Athene.

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

Non-fee generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following: (a) fair value above invested capital for those funds that earn management fees based on invested capital, (b) net asset values related to general partner interests and co-investments, (c) unused credit facilities, (d) available commitments on those funds that generate management fees on invested capital, (e) structured portfolio vehicle investments that do not generate monitoring fees and (f) the difference between gross assets and net asset value for those funds that earn management fees based on net asset value. We use non-fee generating AUM combined with fee-generating AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income.

The table below displays fee-generating and non-fee-generating AUM by segment as of June 30, 2011 and 2010 and December 31, 2010. The changes in market conditions and additional funds raised have had significant impacts to our AUM:

	June 30, 2011	June 30, 2010	December 31, 2010
	(in millions)
AUM-Fee-Generating/Non-Fee-Generating:

Private equity	$40,430	$33,466	$38,799
Fee-generating	27,729	27,455	27,874
Non-fee-generating	12,701	6,011	10,925

Capital markets	23,684	18,964	22,283
Fee-generating	18,064	15,335	16,484
Non-fee-generating	5,620	3,629	5,799

Real estate	7,600	2,103	6,469
Fee-generating	3,058	448	2,679
Non-fee-generating	4,542	1,655	3,790

Total assets under management	71,714	54,533	67,551
Fee-generating	48,851	43,238	47,037
Non-fee-generating	22,863	11,295	20,514

In the first six months of 2011 our total fee-generating AUM increased as a result of increased capital commitments in both our capital markets and real estate segments, as well as increases in fair market value of capital market funds. During the year ended December 31, 2010, the fee-generating AUM of our private equity funds decreased due to the dispositions of investments during the period, which resulted in lower invested capital. The fee-generating AUM of our capital markets funds increased due to increases in fair value of investments due to improved market conditions during 2010, which resulted in higher NAV, gross assets and adjusted assets. The fee-generating AUM of our real estate funds increased due to new subscriptions, the acquisition of CPI and an increase in the fair value of investments.

During the six months ended June 30, 2010, our fee-generating AUM changed primarily as a result of a decrease in return of capital and sales in our private equity funds, offset by an increase in new capital raised in our capital market funds. During the six months ended June 30, 2010, our non-fee generating AUM changed primarily as a result of the increases in fair values of investments above invested capital in our private equity and certain capital markets funds. During the six months ended June 30, 2010, there was also a $1.4 billion increase in the real estate segment’s non-fee generating AUM, which was primarily the result of additional leverage used by the AGRE CMBS Account.

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

With respect to our private equity funds and certain of our capital markets and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to carried interest on the realized gains on the investments that are disposed of. Certain funds may have current fair values below invested capital. However, the management fee would still be computed on the invested capital for such funds. With respect to ARI, we receive management fees on stockholders equity as defined in its management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of June 30, 2011, our total fee-generating AUM is comprised of approximately 85% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

See “—The Historical Investment Performance of Our Funds—Investment Record” for additional discussion of our funds’ investment performance.

The company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of June 30, 2011 and 2010 are presented below:

	As of June 30, 2011
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$2,120		$281		$16,690
Fee-generating AUM based on invested capital	8,536		2,918		1,765		13,219
Fee-generating AUM based on gross/adjusted assets	1,187		6,958		779		8,924
Fee-generating AUM based on leverage(1)	3,717		3,560		—		7,277
Fee-generating AUM based on NAV	—		2,508		233	(4)	2,741

Total Fee-Generating AUM	$27,729	(2)	$18,064	(3)	$3,058		$48,851

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2011 is 72 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for ARI and the AGRE CMBS Account is based on an adjusted equity amount as specified by the respective management agreements.

	As of June 30, 2010
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$1,544		$—		$15,833
Fee-generating AUM based on invested capital	8,815		3,186		—		12,001
Fee-generating AUM based on gross/adjusted assets	879		4,801		448	(4)	6,128
Fee-generating AUM based on leverage(1)	3,472		3,385		—		6,857
Fee-generating AUM based on NAV	—		2,419		—		2,419

Total Fee-Generating AUM	$27,455	(2)	$15,335	(3)	$448		$43,238

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2010 is 80 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Private equity dollars invested	$565	$1,967	$1,367	$2,263

The following table summarizes the uncalled private equity commitments as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011	As of December 31, 2010
	(in millions)
Uncalled private equity commitments	$9,911	$10,345

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated an 12% gross IRR and a 9% net IRR since its inception through June 30, 2011, while Fund V has generated a 62% gross IRR and a 45% net IRR since its inception through June 30, 2011. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011.

Investment Record

Private Equity

The following table summarizes the investment record for our private equity fund portfolios except for AAA. All amounts are as of June 30, 2011, unless otherwise noted:

	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	As of June 30, 2011		As of December 31, 2010
							Gross IRR	Net IRR	Gross IRR	Net IRR
				(in millions)
Fund VII	2008	$14,676	$8,863	$4,234	$9,600	$13,834	41%	29%	46%	32%
Fund VI	2006	10,136	11,627	4,327	12,209	16,536	14	11	13	10
Fund V	2001	3,742	5,192	11,151	1,720	12,871	62	45	62	45
Fund IV	1998	3,600	3,481	6,458	495	6,953	12	9	11	9
Fund III	1995	1,500	1,499	2,615	101	2,716	18	12	18	12
Fund I, II & MIA(2)	1990/1992	2,220	3,773	7,924	—	7,924	47	37	47	37

Total		$35,874	$34,435	$36,709	$24,125	$60,834	39%	26%	39%	26%

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time,” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011 for a discussion of why our unrealized investments may ultimately be realized at valuations different than those provided here.
(2)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time.

Capital Markets

The following table summarizes the investment record for certain funds with a defined maturity date, and internal rate of return since inception, or “IRR”, which is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date above. All amounts are as of June 30, 2011, unless otherwise noted:

			Total Invested Capital				As of June 30, 2011		As of December 31, 2010
	Year of Inception	Committed Capital		Realized	Unrealized(1)	Total Value	Gross IRR	Net IRR	Gross IRR	Net IRR
				(in millions)
FCI(2)	2011	$290.3	$202.7	$—	$213.0	$213.0	N/A	N/A	N/A	N/A
AIE II(3)	2008	299.4	621.5	536.1	313.9	850.0	25.6%	20.5%	27.5%	21.8%
COF I	2008	1,484.9	1,613.2	788.4	2,260.0	3,048.4	30.8	27.6	32.5	29.0
COF II	2008	1,583.0	2,188.7	957.9	1,816.1	2,774.0	15.5	13.1	17.4	14.9
ACLF	2007	984.0	1,448.5	658.7	858.6	1,517.3	12.4	11.5	12.1	11.2
Artus	2007	106.6	190.1	24.1	178.4	202.5	4.0	3.8	3.0	2.8
EPF(3)	2007	1,878.0	1,402.4	797.1	977.7	1,774.8	16.4	8.5	14.8	7.9

Totals		$6,626.2	$7,667.1	$3,762.3	$6,617.7	$10,380.0

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time,” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011 for a discussion of why our unrealized investments may ultimately be realized at valuations different than those provided here.
(2)	FCI was formed during the first quarter of 2011. Apollo does not intend to disclose returns for funds that have not been investing for at least 24 months as we do not believe such return information is meaningful.
(3)	Funds denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.45 as of June 30, 2011.

The following table summarizes the investment record for certain funds with no maturity date, except AIE I which is winding down. All amounts are as of June 30, 2011, unless otherwise noted:

			Net Return
	Year of Inception	Net Asset Value as of June 30, 2011	Since Inception to June 30, 2011	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Since Inception to December 31, 2010	For the Year Ended December 31, 2010
		(in millions)
AFT(1)	2011	$296.0	N/A	N/A	N/A	N/A	N/A
AAOF	2007	288.1	13.6%	(1.9)%	2.9%	15.8%	12.5%
SOMA(2)	2007	1,108.8	45.3	3.2	7.5	40.7	16.9
AIE I(3)	2006	96.4	(41.7)	11.4	23.9	(47.7)	32.4
AINV(4)	2004	1,961.0	49.8	6.0	(3.3)	41.3	4.8
Value Funds	2003/2006	933.1	71.2	3.2	4.3	65.9	12.2

(1)	The Apollo Senior Floating Rate Fund Inc. (“AFT”) was formed during the first quarter of 2011. Apollo does not intend to disclose returns for funds that have not been investing for at least 24 months as we do not believe such return information is meaningful.
(2)	SOMA returns for primary mandate, which follows similar strategies as the Value Funds and excludes SOMA’s investments in other Apollo funds.
(3)	Fund denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.45 as of June 30, 2011.
(4)	Return amounts for Apollo Investment Corporation, a closed-end, non-diversified management investment company that trades under the symbol “AINV”, represent net asset value returns. Net asset value for AINV and related return information is shown as of March 31, 2011.

The company also manages Palmetto, which has committed capital and current invested capital of $1,518.0 million and $467.7 million, respectively, as of June 30, 2011.

Real Estate

The following table summarizes the investment record for our real estate funds. Each fund included in the table below did not begin investing the majority of its capital, or was not the manager for, at least 24 months prior to the valuation date of June 30, 2011. Due to the limited investment period for these funds, return information is not provided since we do not believe such information is meaningful. All amounts are as of June 30, 2011, unless otherwise noted:

	Year of Inception	Raised Capital(6)	Gross Assets		Current Net Asset Value		Net IRR
	(in millions)
ARI(1)	2009	$304.7	$902.5		$294.4	(7)	N/A	(8)
CMBS Funds	Various	535.5	1,577.7		305.7		N/A	(8)
AGRE U.S. Real Estate Fund, L.P (2)	2011	384.9	10.8		9.7		N/A	(8)
CPI Capital Partners North America	2006	600.0	179.2		178.2		N/A	(9)
CPI Capital Partners Asia Pacific(3)	2006	1,291.6	581.8		574.6		N/A	(9)
CPI Capital Partners Europe(4)	2006	1,685.1	502.5		501.4		N/A	(9)
CPI Other(5)	Various	5,049.4	N/A	(10)	1,424.9		N/A	(10)

(1)	Amounts as of March 31, 2011.
(2)	AGRE U.S. Real Estate Fund, L.P., a newly formed closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011 and June 2011 for a total of $134.9 million in base capital commitments and $250 million in additional commitments.
(3)	U.S. dollar denominated.
(4)	Funds denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.45 as of June 30, 2011.
(5)	CPI Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an asset management and administrative agreement.
(6)	Reflects initial gross raised capital and does not include distributions subsequent to capital raise.
(7)	Represents U.S. GAAP equity.
(8)	Returns are not presented because dates are prior to 24 months from inception of the fund.
(9)	As part of the CPI acquisition, the company acquired general partner interests in fully invested funds. The net IRRs from the inception of the respective fund to June 30, 2011 were (11.9%), (0.2%) and (18.7%) for CPI Capital Partners North America, Asia Pacific and Europe, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo has only become the general partner or manager of these funds since completing the acquisition on November 12, 2010.
(10)	CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Gross assets and return data is therefore not considered meaningful as we perform primarily an administrative role.

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

The following table provides a summary of the cost and fair value of our funds’ investments by segment. The cost and fair values of our private equity investments represent the current invested capital and unrealized values, respectively, in Fund VII, Fund VI, Fund V and Fund IV:

	As of June 30, 2011		As of December 31, 2010
	(in millions)
Private Equity:
Cost	$14,459		$14,322
Fair Value	24,024		22,485

Capital Markets:
Cost	10,216	(4)	10,226
Fair Value	12,193	(4)	11,476

Real Estate(1):
Cost	4,110	(2)	4,028	(3)
Fair Value	3,528	(2)	3,368	(3)

(1)	The cost and fair value of the real estate investments represent the cost and fair value, respectively, of the current unrealized invested capital for the ARI, CMBS Funds, AGRE U.S. Real Estate Fund L.P., CPI Capital Partners NA, CPI Capital Partners Asia Pacific, and CPI Capital Partners Europe funds.

(2)	Includes CPI Funds with investment cost and fair value of $1,717 million and $1,130 million, respectively, as of June 30, 2011. Also includes ARI amounts that are reported as of March 31, 2011. Additionally, ARI includes loans at amortized cost.
(3)	All amounts as of September 30, 2010 and include CPI Funds investment cost of $1,763 million and fair value of $1,080 million. Additionally, ARI includes loans at amortized cost.
(4)	Includes AINV amounts that are reported as of March 31, 2011.

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

At June 30, 2011, approximately 47% of the fair value of our fund investments was determined using market based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 53% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, capital markets and real estate segments, the percentage determined using market based valuation methods was 42%, 55% and 42%, respectively. See “Risk Factors—Risks Related to Our Business—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011, for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

The table below presents an analysis of our (i) carried interest receivable and (ii) realized and unrealized carried interest income from affiliates as of and for the three and six months ended June 30, 2011:

	As of June 30, 2011		For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
	Carried Interest Receivable		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income
	(in millions)
Private Equity Funds:
Fund VII	$701.6		$23.2	$15.0	$38.2	$96.8	$89.6	$186.4
Fund VI	834.2		10.4	44.0	54.4	185.9	63.1	249.0
Fund V	179.1		14.4	—	14.4	2.6	24.9	27.5
Fund IV	132.5		(86.3)	112.4	26.1	(3.5)	112.4	108.9
AAA	21.5		5.9	—	5.9	8.9	—	8.9

Total Private Equity Funds	1,868.9		(32.4)	171.4	139.0	290.7	290.0	580.7

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	28.1		(11.8)	0.1	(11.7)	11.7	1.5	13.2
Mezzanine Funds (AIE II, AINV)	30.4		(1.1)	8.4	7.3	4.3	20.9	25.2
Non-Performing Loan Fund (EPF)	45.2		27.6	—	27.6	44.6	—	44.6
Senior Credit Funds (COF I/COF II, ACLF)	227.9		(8.6)	10.0	1.4	33.8	24.9	58.7
Other (FCI)	0.5		0.5	—	0.5	0.5	—	0.5

Total Capital Markets Funds	332.1		6.6	18.5	25.1	94.9	47.3	142.2

Total	$2,201.0	(1)	$(25.8)	189.9	$164.1	$385.6	$337.3	$722.9

(1)	There was a corresponding profit sharing payable of $836.5 million that results in a net carried interest receivable amount of $1,364.5 million as of June 30, 2011.

The general partners of certain of our distressed and event-driven hedge funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. All of our distressed and event-driven hedge funds have investors with various high water marks and, subject to market conditions and investment performance, we believe that these high water marks are reasonably likely to be surpassed in future periods. As of June 30, 2011, the general partners of Fund IV, Fund V, Fund VI, Fund VII, AAA, our Value Funds, SOMA, AAOF, AIE II, COF I, COF II, ACLF, FCI and EPF were accruing carried interest income because the fair value of the investments of certain investors in these funds is in excess of the investors’ cost basis and allocable share of expenses. The investment advisor of AINV accrues carried interest income as it is realized. As of June 30, 2011, approximately 93% and 99% of the investments in the Value Funds and SOMA, respectively, were generating carried interest income. Additionally, ACLF, COF I, COF II, AIE II, FCI and EPF were each above their hurdle rates of 10.0%, 8.0%, 7.5%, 7.5%, 7.0% and 8.0%, respectively, and generating carried interest income.

Carried interest income from our private equity funds and certain capital markets and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by private equity fund in the table below. There were no such general partner obligations related to our private equity, capital markets or real estate funds as of the June 30, 2011 balance sheet date. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

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

The following table summarizes our carried interest income since the inception of our private equity funds through June 30, 2011:

	Carried Interest Income Since Inception
Fund	Undistributed by Fund and Recognized	Distributed by Fund and Recognized	General Partner Obligation as of June 30, 2011	Total Undistributed and Distributed by Fund and Recognized(1)	Maximum Carried Interest Income Subject to Potential Reversal(2)
	(in millions)
Fund VII	$701.6	$153.6	$—	$855.2	$778.9
Fund VI	834.2	107.1	—	941.3	886.3
Fund V	179.1	1,277.6	—	1,456.7	300.9
Fund IV	132.5	500.1	—	632.6	248.6

Total	$1,847.4	$2,038.4	$—	$3,885.8	$2,214.7

(1)	Amounts were computed based on the fair value of fund investments on June 30, 2011. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal at June 30, 2011.
(2)	Represents the amount of carried interest income that would be reversed if remaining fund investments were liquidated at zero value on June 30, 2011. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to clawback, except for Fund IV which is gross of taxes.

As of June 30, 2011, the company did not have any funds that were not generating carried interest income based on the current value of the underlying funds investments.

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

Other Income (Loss)

Net Gains (Losses) from Investment Activities. The performance of the consolidated Apollo funds has impacted our net gains (losses) from investment activities. Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening balance sheet date and the closing balance sheet date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our condensed consolidated financial statements.

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the condensed consolidated statements of operations.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 66.3% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 98% and 97% ownership interest held by limited partners in AAA for the three and six months ended June 30, 2011 and 2010, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

Investment Platform and Cost Trends

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platform, which is comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired professionals and support staff, as well as leases and associated improvements to new offices to accommodate the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 485 employees as of December 31, 2010 to 522 employees as of June 30, 2011. As a result, our compensation and other personnel-related expenses have increased, as have our rent and other office-related expenses. As we continue to expand our global platform, we anticipate our headcount and related expenses will continue to increase.

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

Results of Operations

Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2011 and 2010, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” following the analysis of the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Amount Change	Percentage Change	Six Months Ended June 30,		Amount Change	Percentage Change
	2011	2010			2011	2010
	(in thousands)				(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$23,556	$26,844	$(3,288)	(12.2)%	$42,972	$37,913	$5,059	13.3%
Management fees from affiliates	121,187	106,112	15,075	14.2	239,337	209,916	29,421	14.0
Carried interest income (loss) from affiliates	164,133	(53,676)	217,809	NM	722,909	55,045	667,864	NM

Total Revenues	308,876	79,280	229,596	289.6	1,005,218	302,874	702,344	231.9

Expenses:
Compensation and benefits:
Equity-based compensation	287,358	279,960	7,398	2.6	570,965	553,606	17,359	3.1
Salary, bonus and benefits	64,286	60,289	3,997	6.6	136,355	120,059	16,296	13.6
Profit sharing expense	70,733	(32,566)	103,299	NM	287,818	5,950	281,868	NM
Incentive fee compensation	(3,594)	6,314	(9,908)	NM	6,565	9,259	(2,694)	(29.1)

Total Compensation and Benefits	418,783	313,997	104,786	33.4	1,001,703	688,874	312,829	45.4
Interest expense	10,327	9,502	825	8.7	21,209	20,324	885	4.4
Professional fees	12,992	9,539	3,453	36.2	30,353	22,404	7,949	35.5
General, administrative and other	22,502	16,990	5,512	32.4	39,109	31,503	7,606	24.1
Placement fees	575	680	(105)	(15.4)	1,114	4,541	(3,427)	(75.5)
Occupancy	7,925	5,361	2,564	47.8	15,151	10,808	4,343	40.2
Depreciation and amortization	6,902	6,041	861	14.3	12,948	12,146	802	6.6

Total Expenses	480,006	362,110	117,896	32.6	1,121,587	790,600	330,987	41.9

Other Income (Loss):
Net gains (losses) from investment activities	63,311	(11,005)	74,316	NM	221,240	100,716	120,524	119.7
Net (losses) gains from investment activities of consolidated variable interest entities	(12,369)	(19,432)	7,063	(36.3)	4,719	(265)	4,984	NM
Income (loss) from equity method investments	5,370	(1,712)	7,082	NM	27,196	6,168	21,028	340.9
Interest income	612	300	312	104.0	870	662	208	31.4
Other income, net	13,111	25,264	(12,153)	(48.1)	21,174	21,906	(732)	(3.3)

Total Other Income (Loss)	70,035	(6,585)	76,620	NM	275,199	129,187	146,012	113.0

(Loss) income before income tax provision	(101,095)	(289,415)	188,320	(65.1)	158,830	(358,539)	517,369	NM
Income tax provision	(3,550)	(12,727)	9,177	(72.1)	(12,370)	(16,782)	4,412	(26.3)

Net (Loss) Income	(104,645)	(302,142)	197,497	(65.4)	146,460	(375,321)	521,781	NM
Net loss (income) attributable to Non-Controlling Interests	53,656	227,018	(173,362)	(76.4)	(159,293)	239,515	(398,808)	NM

Net Loss Attributable to Apollo Global Management, LLC	$(50,989)	$(75,124)	$24,135	(32.1)%	$(12,833)	$(135,806)	$122,973	(90.6)%

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, decreased by $3.3 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decrease was primarily attributable to a decrease in the number of acquisitions and divestitures during the period. Net advisory and transaction fees earned for the private equity and capital markets segments decreased by $2.8 million and $0.5 million, respectively. During the three months ended June 30, 2011, gross and net advisory fees, including directors’ fees, were $38.0 million and $16.0 million, respectively, and gross and net transaction fees were $12.6 million and $8.9 million, respectively. During the three months ended June 30, 2010, gross and net advisory fees, including directors’ fees, were $27.1 million and $10.2 million, respectively, and gross and net transaction fees were $58.3 million and $16.6 million, respectively. The net transaction and advisory fees during the three months ended June 30, 2011 were further offset by $1.3 million in broken deal costs, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $15.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to an increase in management fees earned by our real estate, capital markets and private equity segments by $8.1 million, $6.6 million and $0.4 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital during the three months ended June 30, 2011 as compared to the same period during 2010.

Carried interest income (loss) from affiliates changed by $217.8 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the three months ended June 30, 2011, there was $(25.7) million and $189.8 million of unrealized and realized carried interest (loss) income, respectively, which resulted in total carried interest income from affiliates of $164.1 million. During the three months ended June 30, 2010, there was $(117.2) million and $63.5 million of unrealized and realized carried interest (loss) income, respectively, which resulted in total carried interest loss from affiliates of $(53.7) million. The $91.5 million change in unrealized carried interest (loss) income was driven by significant improvements in the fair value of portfolio investments held by certain of our private equity and capital markets funds, primarily by Fund VII, Fund V, EPF and COF I, which had increased carried interest income of $69.0 million, $54.6 million, $27.6 million and $23.2 million, respectively, partially offset by a decrease by Fund IV of $86.3 million due to the dispositions of portfolio investments held and reversal of related unrealized gains during the period. The $126.3 million increase in realized carried interest income was attributable to increased dispositions of portfolio investments held by certain of our private equity funds, primarily by Fund IV and Fund VI of $112.4 million and $44.0 million, respectively, partially offset by a decrease by Fund VII of $23.7 million during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $5.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was primarily attributable to an increase in advisory services rendered during the period. Net advisory and transaction fees earned for the private equity and capital markets segments increased by $4.5 million and $0.5 million, respectively. During the six months ended June 30, 2011, gross and net advisory fees, including directors’ fees, were $70.4 million and $28.3 million, respectively, and gross and net transaction fees were $32.8 million and $17.2 million, respectively. During the six months ended June 30, 2010, gross and net advisory fees, including directors’ fees, were $56.7 million and $20.9 million, respectively, and gross and net transaction fees were $61.8 million and $18.1 million, respectively. The net transaction and advisory fees were further offset by $2.5 million and $1.1 million in broken deal costs during the six months ended June 30, 2011 and 2010, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements.

Management fees from affiliates increased by $29.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to an increase in management fees earned by our real estate, capital markets and private equity segments by $15.7 million, $12.2 million and $1.5 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital during the six months ended June 30, 2011 as compared to the same period during 2010.

Carried interest income from affiliates increased by $667.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the six months ended June 30, 2011, there was $385.6 million and $337.3 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $722.9 million. During the six months ended June 30, 2010, there was $(72.0) million and $127.0 million of unrealized and realized carried interest (loss) income, respectively, which resulted in total carried interest income from affiliates of $55.0 million. The $457.6 million increase in unrealized carried interest income was driven by significant improvements in the fair value of portfolio investments held by certain of our private equity and capital markets funds, primarily by Fund VI, Fund VII, COF I and EPF, which had increased carried interest income of $185.9 million, $142.7 million, $81.6 million and $44.6 million, respectively, during the period. The $210.3 million increase in realized carried interest income was attributable to increased dispositions of portfolio investments held by certain of our private equity and capital markets funds, primarily by Fund IV, Fund VI and Fund VII of $112.4 million, $63.1 million and $50.9 million, respectively, partially offset by a decrease in COF I of $34.0 million during the six months ended June 30, 2011 as compared to the same period during 2010.

Expenses

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Compensation and benefits increased by $104.8 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to an increase in profit sharing expense of $103.3 million driven by the change in carried interest income earned from our private equity and capital markets funds during the period due to improved performance of their underlying portfolio investments. In addition, non-cash equity-based compensation expense increased by $7.4 million primarily related to additional grants of RSUs subsequent to June 30, 2010, along with an increase of salary, bonus and benefits expense of $4.0 million which was driven by an increase in headcount and bonus accruals during the period. These increases were partially offset by a decrease of incentive fee compensation by $9.9 million as a result of the unfavorable performance of certain of our capital markets funds during the three months ended June 30, 2011 as compared to the same period during 2010.

Professional fees increased by $3.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended June 30, 2011 as compared to the same period during 2010.

General, administrative and other expenses increased by $5.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds and continued expansion of our global investment platform during the three months ended June 30, 2011 as compared to the same period during 2010.

Occupancy expense increased by $2.6 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Compensation and benefits increased by $312.8 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to an increase in profit sharing expense of $281.9 million driven by the change in carried interest income earned from our private equity and capital markets funds during the period due to improved performance of their underlying portfolio investments. In addition, non-cash equity-based compensation expense increased by $17.4 million primarily related to additional grants of RSUs subsequent to June 30, 2010, along with an increase of salary, bonus and benefits expense of $16.3 million which was driven by an increase in headcount and bonus accruals during the period. These increases were partially offset by a decrease of incentive fee compensation by $2.7 million as a result of the unfavorable performance of certain of our capital markets funds during the six months ended June 30, 2011 as compared to the same period during 2010.

Professional fees increased by $7.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the period which was primarily associated with incremental costs incurred to register the company’s Class A shares during the six months ended June 30, 2011.

General, administrative and other expenses increased by $7.6 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds and continued expansion of our global investment platform during the six months ended June 30, 2011 as compared to the same period during 2010.

Placement fees decreased by $3.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to decreased fundraising efforts during 2011 in connection with our capital markets and private equity funds resulting in lower placement fees incurred of $2.6 million and $0.8 million, respectively, during the six months ended June 30, 2011 as compared to the same period during 2010.

Occupancy expense increased by $4.3 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the six ended June 30, 2011 as compared to the same period during 2010.

Other Income (Loss)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net gains (losses) from investment activities changed by $74.3 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to a $71.0 million change in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $2.2 million unrealized gain related to the change in the fair value of the investment in HFA during the three months ended June 30, 2011.

Net gains (losses) from investment activities of consolidated VIEs changed by $7.1 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to an increase in net realized and unrealized gains relating to the changes in the fair values of investments held by the consolidated VIEs of $31.1 million during the period. This increase was partially offset by higher expenses of $14.1 million, along with lower net unrealized and realized gains relating to debt held by the consolidated VIEs of $8.0 million and lower interest and other income earned of $2.0 million during the three months ended June 30, 2011 as compared to the same period during 2010.

Income (loss) from equity method investments changed by $7.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily driven by changes in the fair values of certain Apollo funds in which the company has a direct interest. Vantium C, ACLF, COF I and EPF had the most significant impact and together generated $1.7 million of income from equity method investments during the three months ended June 30, 2011 as compared to $(4.4) million of loss from equity method investments during the three months ended June 30, 2010 resulting in a net increase of income from equity method investments totaling $6.1 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the three months ended June 30, 2011 and 2010.

Other income, net decreased by $12.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to $27.5 million of insurance reimbursement received during the three months ended June 30, 2010 relating to the $200.0 million litigation settlement incurred during 2008, partially offset by the reimbursement during the three months ended June 30, 2011 of approximately $8.0 million of offering costs incurred during 2009 related to the launch of ARI during the third quarter of 2009. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended June 30, 2011 as compared to the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net gains from investment activities increased by $120.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to a $98.2 million change in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $20.1 million unrealized gain related to the change in the fair value of the investment in HFA during the six months ended June 30, 2011.

Net gains (losses) from investment activities of consolidated VIEs changed by $5.0 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to an increase in net realized and unrealized gains relating to the changes in the fair values of investments held by the consolidated VIEs of $27.5 million along with higher interest and other income earned of $1.5 million during the period. These increases were partially offset by higher expenses of $17.6 million along with lower net unrealized and realized gains relating to the debt held by the consolidated VIEs of $6.4 million during the six months ended June 30, 2011 as compared to the same period during 2010.

Income from equity method investments increased by $21.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily driven by changes in the fair values of certain Apollo funds in which the company has a direct interest. Fund VII, COF I, Fund VI, ACLF and AIE II had the most significant impact and together generated $22.8 million of income from equity method investments during the six months ended June 30, 2011 as compared to $(0.9) million of loss from equity method investments during the six months ended June 30, 2010 resulting in a net increase of income from equity method investments totaling $23.7 million. This increase was partially offset by a decrease of income from the investment in Vantium C which generated income from equity method investments of $0.2 million during the six months ended June 30, 2011 as compared to $3.5 million of income from equity method investments during the six months ended June 30, 2010 resulting in a net decrease of income from equity method investments totaling $3.3 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the six months ended June 30, 2011 and 2010.

Income Tax Provision

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The income tax provision decreased by $9.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. As discussed in note 1 to our condensed consolidated financial statements, the company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $7.4 million and $19.5 million for the three months ended June 30, 2011 and 2010, respectively, after adjusting for permanent tax differences. The $12.1 million change in income before taxes resulted in decreased federal, state and local taxes of $6.6 million utilizing a marginal corporate tax rate. The remaining change in the income tax provision of $2.6 million during the three months ended June 30, 2011 as compared to the same period during 2010 was primarily affected by decreases in the NYC UBT, as well as, taxes on foreign subsidiaries.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The income tax provision decreased by $4.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. As discussed in note 1 to our condensed consolidated financial statements, the company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $26.8 million and $30.1 million for the six months ended June 30, 2011 and 2010, respectively, after adjusting for permanent tax differences. The $3.3 million change in income before taxes resulted in decreased federal, state and local taxes of $2.5 million utilizing a marginal corporate tax rate. The remaining change in the income tax provision of $1.9 million during the six months ended June 30, 2011 as compared to the same period during 2010 was primarily affected by decreases in the NYC UBT, as well as, taxes on foreign subsidiaries.

Non-Controlling Interests

Net (income) loss attributable to Non-Controlling Interests consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011		2010
	(in thousands)
AAA(1)	$(59,077)	$11,573		$(195,302)		$(97,896)
Consolidated VIEs	12,369 (2)	19,432	(2)	(4,719	)(2)	265 (2)
Former employees(3)	(1,596)	(7,261)		(5,234)		(9,767)

Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(48,304)	23,744		(205,255)		(107,398)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	101,960	203,274		45,962		346,913

Net loss (income) attributable to Non-Controlling Interests	$53,656	$227,018		$(159,293)		$239,515

(1)	Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% and 97% during the three and six months ended June 30, 2011 and 2010, respectively.
(2)	Reflects the Non-Controlling Interests in the net income of the consolidated VIEs and includes $12.4 million and $9.6 million of losses recorded within appropriated partners’ deficit related to consolidated VIEs during the three and six months ended June 30, 2011, respectively, and $3.6 million of losses recorded within appropriated partners’ deficit related to consolidated VIEs during both the three and six months ended June 30, 2010, respectively.

(3)	Reflects the remaining interest held by certain former employees in the net income of our capital markets management companies.

Initial Public Offering—On April 4, 2011, the company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the company. AGM received net proceeds from the initial public offering of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and the company’s ownership interest increased from 29.3% to 33.5%. As such, the difference between the fair value of the consideration paid for the Apollo Operating Group level ownership interest and the book value on the date of the IPO is reflected in Additional Paid in Capital.

Net loss attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net (loss) income	$(104,645)	$(302,142)	$146,460	$(375,321)
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(48,304)	23,744	(205,255)	(107,398)

Net loss after Non-Controlling Interests in consolidated entities	(152,949)	(278,398)	(58,795)	(482,719)
Adjustments:
Income tax provision(1)	3,550	12,727	12,370	16,782
NYC UBT and foreign tax provision(2)	(568)	(3,124)	(2,681)	(4,623)
Net (income) loss in non-Apollo Operating Group entities	(4,525)	790	(26,779)	1,566

Total adjustments	(1,543)	10,393	(17,090)	13,725

Net loss after adjustments	(154,492)	(268,005)	(75,885)	(468,994)
Approximate ownership percentage of Apollo Operating Group	66.5%	71.4%	68.7%	71.4%

Net loss attributable to Apollo Operating Group before other adjustments(3)	(101,960)	(191,234)	(45,962)	(334,873)
AMH special allocation(4)	—	(12,040)	—	(12,040)

Net loss attributable to Non-Controlling Interests in Apollo Operating Group	$(101,960)	$(203,274)	$(45,962)	$(346,913)

(1)	Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. Federal, state, and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 66.5% and 68.7% during the three and six months ended June 30, 2011, respectively, and approximately 71.4% during the three and six months ended June 30, 2010, respectively, to the consolidated net income (loss) of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.
(4)	These amounts represent special allocation of income to APO Corp. and reduction of income allocated to Holdings due to the amendment to the AMH partnership agreement as discussed in note 11 to our condensed consolidated financial statements. There was no extension of the special allocation after December 31, 2010. Therefore as a result, the company did not allocate any additional income from AMH to APO Corp. related to the special allocation. However, the company will continue to allocate income to APO Corp. based on the current economic sharing percentage.

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

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three and six months ended June 30, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$21,545	$—	$21,545	$24,324	$—	$24,324
Management fees from affiliates	65,465	—	65,465	65,101	—	65,101
Carried interest income (loss) from affiliates:
Unrealized losses	—	(32,397)	(32,397)	—	(83,700)	(83,700)
Realized gains	—	171,383	171,383	—	44,071	44,071

Total Revenues	87,010	138,986	225,996	89,425	(39,629)	49,796

Expenses:
Compensation and benefits:
Salary, bonus and benefits	27,788	—	27,788	30,303	—	30,303
Profit sharing expense	—	59,884	59,884	—	(19,053)	(19,053)

Total compensation and benefits(1)	27,788	59,884	87,672	30,303	(19,053)	11,250
Other expenses(2)	29,003	—	29,003	25,953	—	25,953

Total Expenses	56,791	59,884	116,675	56,256	(19,053)	37,203

Other Income:
Income from equity method investments	—	4,552	4,552	—	1,521	1,521
Other income, net(3)	3,681	—	3,681	28,039	—	28,039

Total Other Income	3,681	4,552	8,233	28,039	1,521	29,560

Economic Net Income (Loss)	$33,900	$83,654	$117,554	$61,208	$(19,055)	$42,153

(1)	Excludes non-cash charges related to equity-based compensation.
(2)	Excludes expenses related to consolidated funds.
(3)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$36,642	$—	$36,642	$32,099	$—	$32,099
Management fees from affiliates	130,981	—	130,981	129,450	—	129,450
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	—	290,733	290,733	—	(26,187)	(26,187)
Realized gains	—	289,948	289,948	—	56,503	56,503

Total Revenues	167,623	580,681	748,304	161,549	30,316	191,865

Expenses:
Compensation and benefits:
Salary, bonus and benefits	65,596	—	65,596	63,495	—	63,495
Profit sharing expense	—	252,031	252,031	—	21,015	21,015

Total compensation and benefits(1)	65,596	252,031	317,627	63,495	21,015	84,510
Other expenses(2)	54,870	—	54,870	54,892	—	54,892

Total Expenses	120,466	252,031	372,497	118,387	21,015	139,402

Other Income:
Income from equity method investments	—	20,343	20,343	—	9,087	9,087
Other income, net(3)	8,805	—	8,805	27,176	—	27,176

Total Other Income	8,805	20,343	29,148	27,176	9,087	36,263

Economic Net Income	$55,962	$348,993	$404,955	$70,338	$18,388	$88,726

(1)	Excludes non-cash charges related to equity-based compensation.
(2)	Excludes expenses related to consolidated funds.
(3)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds.

	Three Months Ended June 30,		Amount Change	Percentage Change	Six Months Ended June 30,		Amount Change	Percentage Change
	2011	2010			2011	2010
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$21,545	$24,324	$(2,779)	(11.4)%	$36,642	$32,099	$4,543	14.2%
Management fees from affiliates	65,465	65,101	364	0.6	130,981	129,450	1,531	1.2
Carried interest income (loss) from affiliates:
Unrealized (losses) gains	(32,397)	(83,700)	51,303	(61.3)	290,733	(26,187)	316,920	NM
Realized gains	171,383	44,071	127,312	288.9	289,948	56,503	233,445	413.2

Total carried interest income from affiliates	138,986	(39,629)	178,615	NM	580,681	30,316	550,365	NM

Total Revenues	225,996	49,796	176,200	353.8	748,304	191,865	556,439	290.0

Expenses:
Compensation and benefits:
Salary, bonus and benefits	27,788	30,303	(2,515)	(8.3)	65,596	63,495	2,101	3.3
Profit sharing expense	59,884	(19,053)	78,937	NM	252,031	21,015	231,016	NM

Total compensation and benefits	87,672	11,250	76,422	NM	317,627	84,510	233,117	275.8
Other expenses	29,003	25,953	3,050	11.8	54,870	54,892	(22)	NM

Total Expenses	116,675	37,203	79,472	213.6	372,497	139,402	233,095	167.2

Other Income:
Income from equity method investments	4,552	1,521	3,031	199.3	20,343	9,087	11,256	123.9
Other income, net	3,681	28,039	(24,358)	(86.9)	8,805	27,176	(18,371)	(67.6)

Total Other Income	8,233	29,560	(21,327)	(72.1)	29,148	36,263	(7,115)	(19.6)

Economic Net Income	$117,554	$42,153	$75,401	178.9%	$404,955	$88,726	$316,229	356.4%

Revenues

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, decreased by $2.8 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to a decrease in the number of acquisitions and divestitures during the period, primarily by Fund VII and Fund VI of $7.2 million and $2.5 million, respectively, partially offset by an increase by AAA and managed accounts of $6.8 million. Gross advisory and transaction fees, including directors’ fees, were $42.7 million and $66.5 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of $23.8 million or 35.8%. The transaction fees earned during 2011 primarily related to two portfolio investment transactions which together generated $12.3 million and $8.6 million of the gross and net transaction fees, respectively, as compared to transaction fees earned during 2010 from four portfolio investment transactions which together generated $46.7 million and $16.4 million of the gross and net transaction fees. The advisory fees earned during both periods were primarily generated by advisory and monitoring arrangements with several portfolio investments including Athene Life Re Ltd, Caesars Entertainment, CEVA Logistics, LeverageSource, Momentive Performance Materials and Realogy, which generated gross and net fees of $18.3 million and $8.1 million, respectively, during 2011 as compared to gross and net fees of $13.2 million and $5.3 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $21.2 million and $42.2 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of $21.0 million or 49.8%.

Management fees from affiliates increased by $0.4 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to increased management fees earned from AAA Investments of $1.4 million as a result of increased adjusted gross assets managed during the period. In addition, Fund VI earned increased management fees of $0.1 million as a result of increased values of fee-generating invested capital during the period. These increases were partially offset by decreased management fees earned by Fund V of $0.8 million as a result of dispositions of investments during the period. Furthermore, during the third quarter of 2010, Fund IV started its winding down and no longer earns management fees which resulted in a decrease in management fees of $0.3 million during the three months ended June 30, 2011 as compared to the same period during 2010.

Carried interest income from affiliates changed by $178.6 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to an increase in net realized gains of $127.3 million resulting from dispositions of portfolio investments held, primarily by Fund IV and Fund VI of $112.4 million and $44.0 million, respectively, partially offset by decreases on Fund VII and Fund V of $23.7 million and $5.4 million, respectively, during the period. The remaining change relates to an increase in net unrealized gains of $51.3 million driven by improvements in the fair values of the underlying portfolio investments held during the period, primarily by Fund VII, Fund V, Fund VI and AAA of $69.0 million, $54.6 million, $10.4 million and $3.6 million, respectively. These increases were partially offset by a decrease of unrealized carried interest income in Fund IV of $86.3 million primarily due to the disposition of portfolio investments held and the reversal of related unrealized gains during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $4.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to an increase in advisory services rendered during the period, primarily by AAA and managed accounts of $8.5 million partially offset by a decrease by Fund VI of $3.9 million. Gross advisory and transaction fees, including directors’ fees, were $85.2 million and $88.8 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $3.6 million or 4.1%. The transaction fees earned during 2011 primarily related to six portfolio investment transactions which together generated $29.9 million and $14.2 million of the gross and net transaction fees, respectively, as compared to transaction fees earned during 2010 from four portfolio investment transactions which together generated $46.7 million and $16.4 million of the gross and net transaction fees. The advisory fees earned during both periods were primarily generated by advisory and monitoring arrangements with several portfolio investments including Athene Life Re Ltd, Caesars Entertainment, CEVA Logistics, LeverageSource, Momentive Performance Materials and Realogy, which generated gross and net fees of $36.6 million and $16.5 million, respectively, during 2011 as compared to gross and net fees of $29.8 million and $12.0 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $48.6 million and $56.7 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $8.1 million or 14.3%.

Management fees from affiliates increased by $1.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to increased management fees earned from AAA Investments of $2.7 million as a result of increased adjusted gross assets managed during the period. In addition, Fund VI earned increased management fees of $1.1 million as a result of increased values of fee-generating invested capital during the period. These increases were partially offset by decreased management fees earned by Fund V of $1.6 million as a result of dispositions of investments during the period and resulting decrease in invested capital. Furthermore, during the third quarter of 2010, Fund IV started its winding down and no longer earns management fees which resulted in a decrease in management fees of $0.7 million during the six months ended June 30, 2011 as compared to the same period during 2010.

Carried interest income from affiliates changed by $550.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to an increase in net unrealized gains of $316.9 million driven by improvements in the fair value of the underlying portfolio investments held during the period, primarily by Fund VI and Fund VII of $185.9 million and $142.7 million, respectively. These increases were partially offset by a decrease of unrealized carried interest income in Fund V and Fund IV of $8.9 million and $3.5 million, respectively, primarily due to a lower net change in the fair value of investments along with dispositions of portfolio investments held during the period. The remaining change relates to an increase in net realized gains of $233.5 million resulting from dispositions of portfolio investments held, primarily by Fund IV, Fund VI, Fund VII and Fund V of $112.4 million, $63.1 million, $50.9 million and $7.1 million, respectively, during the six months ended June 30, 2011 as compared to the same period during 2010.

Expenses

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Compensation and benefits increased by $76.4 million for three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to a $78.9 million increase in profit sharing expense, which was driven by the change in carried interest income earned from our private equity funds due to the improved performance of their underlying portfolio investments during the period. This increase was partially offset by a decrease of salary, bonus and benefits expense of $2.5 million during the three months ended June 30, 2011 as compared to the same period during 2010.

Other expenses increased by $3.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to increased professional fees of $2.4 million due to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Compensation and benefits increased by $233.1 million for six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to a $231.0 million increase in profit sharing expense, which was driven by the change in carried interest income earned from our private equity funds due to the improved performance of their underlying portfolio investments during the period. In addition, salary, bonus and benefits expense increased by $2.1 million primarily as a result of an increase in headcount and bonus amounts during the six months ended June 30, 2011 as compared to the same period during 2010.

Other Income

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Income from equity method investments increased by $3.0 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily driven by an increase of income from equity method investments relating to Vantium C of $2.2 million, along with increases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII which resulted in an increase of income from equity method investments of $0.6 million during the three months ended June 30, 2011 as compared to the same period during 2010.

Other income, net decreased by $24.4 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to $27.5 million of insurance reimbursement received during the three months ended June 30, 2010 relating to the $200.0 million litigation settlement incurred during 2008. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Income from equity method investments increased by $11.3 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was driven by increases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII and Fund VI which resulted in an increase of income from equity method investments of $11.0 million and $3.1 million, respectively, during the period. These increases were partially offset by a decrease of income from equity method investments relating to Vantium C of $3.3 million during the six months ended June 30, 2011 as compared to the same period during 2010.

Other income, net decreased by $18.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to $27.5 million of insurance reimbursement received during the six months ended June 30, 2010 relating to the $200.0 million litigation settlement incurred during 2008. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the six months ended June 30, 2011 as compared to the same period during 2010.

Capital Markets

The following tables set forth segment statement of operations information and ENI, for our capital markets segment for the three and six months ended June 30, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets:
Revenues:
Advisory and transaction fees from affiliates	$2,011	$—	$2,011	$2,520	$—	$2,520
Management fees from affiliates	46,049	—	46,049	39,443	—	39,443
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	—	6,658	6,658	—	(33,532)	(33,532)
Realized gains	11,200	7,289	18,489	10,240	9,245	19,485

Total Revenues	59,260	13,947	73,207	52,203	(24,287)	27,916

Expenses:
Compensation and benefits:
Salary, bonus and benefits	28,612	—	28,612	23,860	—	23,860
Profit sharing expense	—	10,849	10,849	—	(13,513)	(13,513)
Incentive fee compensation	—	(3,594)	(3,594)	—	6,314	6,314

Total compensation and benefits(1)	28,612	7,255	35,867	23,860	(7,199)	16,661
Other expenses(2)	24,352	—	24,352	19,239	—	19,239

Total Expenses	52,964	7,255	60,219	43,099	(7,199)	35,900

Other Income (Loss):
Net gains from investment activities	—	2,232	2,232	—	—	—
Income (loss) from equity method investments	—	1,959	1,959	—	(2,711)	(2,711)
Other income (loss), net(3)	530	—	530	(2,479)	—	(2,479)

Total Other Income (Loss)	530	4,191	4,721	(2,479)	(2,711)	(5,190)

Economic Net Income (Loss)	$6,826	$10,883	$17,709	$6,625	$(19,799)	$(13,174)

(1)	Excludes non-cash charges related to equity-based compensation.
(2)	Excludes expenses related to consolidated funds.
(3)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and consolidated VIEs.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets:
Revenues:
Advisory and transaction fees from affiliates	$6,330	$—	$6,330	$5,814	$—	$5,814
Management fees from affiliates	89,427	—	89,427	77,251	—	77,251
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	—	94,912	94,912	—	(45,811)	(45,811)
Realized gains	23,740	23,576	47,316	22,340	48,200	70,540

Total Revenues	119,497	118,488	237,985	105,405	2,389	107,794

Expenses:
Compensation and benefits:
Salary, bonus and benefits	53,124	—	53,124	46,761	—	46,761
Profit sharing expense	—	35,787	35,787	—	(15,065)	(15,065)
Incentive fee compensation	—	6,565	6,565	—	9,259	9,259

Total compensation and benefits(1)	53,124	42,352	95,476	46,761	(5,806)	40,955
Other expenses(2)	50,982	—	50,982	41,461	—	41,461

Total Expenses	104,106	42,352	146,458	88,222	(5,806)	82,416

Other Income (Loss):
Net gains from investment activities	—	20,061	20,061	—	—	—
Income from equity method investments	—	11,106	11,106	—	469	469
Other income (loss), net(3)	3,205	—	3,205	(4,684)	—	(4,684)

Total Other Income (Loss)	3,205	31,167	34,372	(4,684)	469	(4,215)

Economic Net Income	$18,596	$107,303	$125,899	$12,499	$8,664	$21,163

(1)	Excludes non-cash charges related to equity-based compensation.
(2)	Excludes expenses related to consolidated funds.
(3)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and consolidated VIEs.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Amount Change	Percentage Change	2011	2010	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Capital Markets:
Revenues:
Advisory and transaction fees from affiliates	$2,011	$2,520	$(509)	(20.2)%	$6,330	$5,814	$516	8.9%
Management fees from affiliates	46,049	39,443	6,606	16.7	89,427	77,251	12,176	15.8
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	6,658	(33,532)	40,190	NM	94,912	(45,811)	140,723	NM
Realized gains	18,489	19,485	(996)	(5.1)	47,316	70,540	(23,224)	(32.9)

Total carried interest income from affiliates	25,147	(14,047)	39,194	NM	142,228	24,729	117,499	475.1

Total Revenues	73,207	27,916	45,291	162.2	237,985	107,794	130,191	120.8

Expenses:
Compensation and benefits:
Salary, bonus and benefits	28,612	23,860	4,752	19.9	53,124	46,761	6,363	13.6
Profit sharing expense	10,849	(13,513)	24,362	NM	35,787	(15,065)	50,852	NM
Incentive fee compensation	(3,594)	6,314	(9,908)	NM	6,565	9,259	(2,694)	(29.1)

Total compensation and benefits	35,867	16,661	19,206	115.3	95,476	40,955	54,521	133.1
Other expenses	24,352	19,239	5,113	26.6	50,982	41,461	9,521	23.0

Total Expenses	60,219	35,900	24,319	67.7	146,458	82,416	64,042	77.7

Other Income (Loss):
Net gains from investment activities	2,232	—	2,232	NM	20,061	—	20,061	NM
Income (loss) from equity method investments	1,959	(2,711)	4,670	NM	11,106	469	10,637	NM
Other income (loss), net	530	(2,479)	3,009	NM	3,205	(4,684)	7,889	NM

Total Other Income (Loss)	4,721	(5,190)	9,911	NM	34,372	(4,215)	38,587	NM

Economic Net Income (Loss)	$17,709	$(13,174)	$30,883	NM	$125,899	$21,163	$104,736	494.9%

Revenues

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Advisory and transaction fees from affiliates decreased by $0.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Gross advisory and transaction fees, including directors’ fees, were $7.9 million and $18.9 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of $11.0 million or 58.2%. The transaction fees earned during 2011 related to one portfolio investment transaction which generated gross and net fees of $0.3 million, respectively, whereas the transaction fees earned during 2010 related to two portfolio investment transactions which generated gross and net fees of $11.7 million and $0.2 million, respectively. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net fees of $6.8 million and $0.9 million, respectively, during 2011 and gross and net fees of $6.6 million and $1.6 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $5.9 million and $16.4 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of $10.5 million or 64.0%.

Management fees from affiliates increased by $6.6 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to increased asset allocation fees earned from Athene of $1.7 million during the period. These fees are partially offset by a corresponding expense categorized as sub-advisory fees and included within professional fees expense. In addition, management fees of $1.0 million were earned from the new closed end fund, AFT, which began earning management fees during the first quarter of 2011. Also, an increase in fee-generating invested capital in COF II during the period resulted in increased management fees earned of $1.0 million. Furthermore, increased net assets managed by the remaining capital markets funds including the Value Funds collectively resulted in increased management fees of $2.9 million during the period.

Carried interest income from affiliates changed by $39.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was attributable to an increase in net unrealized gains of $40.2 million driven by an increase in net asset values, primarily by EPF, COF I and COF II resulting in an increase of carried interest income of $27.6 million, $23.2 million and $18.1 million, respectively, during the period. These increases were partially offset by a decrease in net unrealized gains as a result of dispositions and reversals of unrealized gains during the period, primarily by AIE II of $18.0 million. The remaining change was attributable to a decrease in net realized gains of $1.0 million due to a decrease in dispositions of investments held by certain of our capital markets funds during the period.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Advisory and transaction fees from affiliates increased by $0.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Gross advisory and transaction fees, including directors’ fees, were $18.0 million and $29.6 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $11.6 million or 39.2%. The transaction fees earned during 2011 related to two portfolio investment transactions which together generated gross and net fees of $2.9 million, respectively, whereas the transaction fees earned during 2010 related to three portfolio investment transactions which generated gross and net fees of $15.1 million and $1.7 million, respectively. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net fees of $13.4 million and $1.7 million, respectively, during 2011 and gross and net fees of $13.2 million and $2.9 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $11.7 million and $23.8 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $12.1 million or 50.8%.

Management fees from affiliates increased by $12.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to increased asset allocation fees earned from Athene of $3.8 million during the period. These fees are partially offset by a corresponding expense categorized as sub-advisory fees and included within professional fees expense. In addition, an increase in fee-generating invested capital in COF II, gross adjusted assets managed by AINV and net assets managed by SOMA resulted in increased management fees earned of $2.7 million, $2.1 million and $1.1 million, respectively, during the period. Also, management fees of $1.2 million were earned from the new closed end fund, AFT, which began earning management fees during the first quarter of 2011. Furthermore, increased net assets managed by the remaining capital markets funds including the Value Funds collectively resulted in increased management fees of $1.3 million during the period.

Carried interest income from affiliates changed by $117.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was attributable to an increase in net unrealized gains of $140.7 million driven by an increase in net asset values, primarily by COF I, EPF, ACLF and COF II resulting in an increase of carried interest income of $81.6 million, $44.6 million, $17.8 million and $7.3 million, respectively, during the period. These increases were partially offset by a decrease in net unrealized gains as a result of dispositions and reversals of unrealized gains during the period, primarily by AIE II of $12.6 million. The remaining change was attributable to a decrease in net realized gains of $23.2 million due to a decrease in dispositions of investments held by certain of our capital markets funds during the period, primarily by COF I and SOMA of $34.0 million and $5.0 million, respectively, partially offset by an increase of net realized gains, primarily by COF II of $17.2 million, during the six months ended June 30, 2011 as compared to the same period during 2010.

Expenses

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Compensation and benefits increased by $19.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to increased profit sharing expense of $24.4 million driven by the change in carried interest income of ACLF, COF I, COF II and EPF due to improved performance of their underlying portfolio investments during the period. In addition, salary bonus and benefits expense increased by $4.8 million primarily as a result of an increase in headcount and bonuses during the period. These increases were partially offset by a decrease of incentive fee compensation expense by $9.9 million due to the unfavorable performance of certain of our capital markets funds during the three months ended June 30, 2011 as compared to the same period during 2010.

Other expenses increased by $5.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to increased general, administrative and other expenses of $5.0 million due to higher travel, information technology, recruiting and other expenses during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Compensation and benefits increased by $54.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to increased profit sharing expense of $50.9 million driven by the change in carried interest income of ACLF, COF I, COF II and EPF due to improved performance of their underlying portfolio investments during the period. In addition, salary bonus and benefits expense increased by $6.4 million primarily as a result of an increase in headcount and bonuses during the period. These increases were partially offset by a decrease of incentive fee compensation expense by $2.7 million due to the unfavorable performance of certain of our capital markets funds during the six months ended June 30, 2011 as compared to the same period during 2010.

Other expenses increased by $9.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to increased professional fees of $7.6 million driven by structuring fees incurred during the six months ended June 30, 2011 associated with AFT totaling $3.6 million. In addition, general, administrative and other expenses increased by $5.8 million due to higher travel, information technology, recruiting and other expenses incurred during the period. These increases were partially offset by decreased placement fees of $2.6 million due to less fundraising efforts during the six months ended June 30, 2011 as compared to the same period during 2010.

Other Income (Loss)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net gains from investment activities were $2.2 million for the three months ended June 30, 2011. This amount was related to an unrealized gain on the change in the fair value of the investment in HFA during the three months ended June 30, 2011.

Income from equity method investments increased by $4.7 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was driven by improvements in the fair values of our capital markets investments held, primarily by ACLF, COF I and EPF, which resulted in an increase of income from equity method investments of $1.4 million, $1.4 million and $1.2 million, respectively, during the three months ended June 30, 2011 as compared to the same period during 2010.

Other income (loss), net changed by $3.0 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily due to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net gains from investment activities were $20.1 million for the six months ended June 30, 2011. This amount was related to an unrealized gain on the change in the fair value of the investment in HFA during the six months ended June 30, 2011.

Income from equity method investments increased by $10.6 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was driven by improvements in the fair values of our capital markets investments held, primarily by COF I, ACLF and AIE II, which resulted in an increase of income from equity method investments of $6.5 million, $1.6 million and $1.5 million, respectively, during the six months ended June 30, 2011 as compared to the same period during 2010.

Other income (loss), net changed by $7.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily due to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the six months ended June 30, 2011 as compared to the same period during 2010.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three and six months ended June 30, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity- based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—	$—	$—	$—
Management fees from affiliates	9,673	—	9,673	1,568	—	1,568
Carried interest income from affiliates	—	—	—	—	—	—

Total Revenues	9,673	—	9,673	1,568	—	1,568

Expenses:
Compensation and benefits:
Salary, bonus and benefits	7,886	—	7,886	6,126	—	6,126

Total compensation and benefits(1)	7,886	—	7,886	6,126	—	6,126
Other expenses	7,277	—	7,277	1,793	—	1,793

Total Expenses	15,163	—	15,163	7,919	—	7,919

Other Income:
Income from equity method investments	—	270	270	—	263	263
Other income, net	9,512	—	9,512	2	—	2

Total Other Income	9,512	270	9,782	2	263	265

Economic Net Income (Loss)	$4,022	$270	$4,292	$(6,349)	$263	$(6,086)

(1)	Excludes non-cash charges related to equity-based compensation.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—	$—	$—	$—
Management fees from affiliates	18,929	—	18,929	3,215	—	3,215
Carried interest income from affiliates	—	—	—	—	—	—

Total Revenues	18,929	—	18,929	3,215	—	3,215

Expenses:
Compensation and benefits:
Salary, bonus and benefits	17,635	—	17,635	9,803	—	9,803

Total compensation and benefits(1)	17,635	—	17,635	9,803	—	9,803
Other expenses	12,815	—	12,815	3,486	—	3,486

Total Expenses	30,450	—	30,450	13,289	—	13,289

Other Income:
Income from equity method investments	—	407	407	—	120	120
Other income, net	10,034	—	10,034	74	—	74

Total Other Income	10,034	407	10,441	74	120	194

Economic Net (Loss) Income	$(1,487)	$407	$(1,080)	$(10,000)	$120	$(9,880)

(1)	Excludes non-cash charges related to equity-based compensation.

	Three Months Ended June 30,			Percentage Change	Six Months Ended June 30,			Percentage Change
	2011	2010	Amount Change		2011	2010	Amount Change
	(in thousands)				(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—	NM	$—	$—	$—	NM
Management fees from affiliates	9,673	1,568	8,105	NM	18,929	3,215	15,714	488.8%
Carried interest income from affiliates	—	—	—	NM	—	—	—	NM

Total Revenues	9,673	1,568	8,105	NM	18,929	3,215	15,714	488.8

Expenses:
Compensation and benefits:
Salary, bonus and benefits	7,886	6,126	1,760	28.7%	17,635	9,803	7,832	79.9

Total Compensation and Benefits	7,886	6,126	1,760	28.7	17,635	9,803	7,832	79.9
Other expenses	7,277	1,793	5,484	305.9	12,815	3,486	9,329	267.6

Total Expenses	15,163	7,919	7,244	91.5	30,450	13,289	17,161	129.1

Other Income:
Income from equity method investments	270	263	7	2.7%	407	120	287	239.2
Other income, net	9,512	2	9,510	NM	10,034	74	9,960	NM

Total Other Income	9,782	265	9,517	NM	10,441	194	10,247	NM

Economic Net Income (Loss)	$4,292	$(6,086)	$10,378	NM	$(1,080)	$(9,880)	$8,800	(89.1)%

Revenues

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Management fees increased by $8.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to $7.4 million of fees earned from CPI Funds that were acquired during November 2010. CPI Capital Partners Europe, CPI Capital Partners Asia Pacific, CPI Capital Partners North America and AGRE U.S. Real Estate Fund earned fees of $2.6 million, $2.2 million, $2.1 million and $0.5 million, respectively, during the period. In addition, increased net assets managed by ARI and the AGRE CMBS Account resulted in increased management fees earned of $0.4 million and $0.3 million, respectively, during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Management fees increased by $15.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to $14.6 million of fees earned from CPI Funds that were acquired during November 2010. CPI Capital Partners Europe, CPI Capital Partners Asia Pacific, CPI Capital Partners North America and AGRE U.S. Real Estate Fund earned fees of $5.3 million, $4.4 million, $4.2 million and $0.7 million, respectively, during the period. In addition, increased net assets managed by ARI and the AGRE CMBS Account resulted in increased management fees earned of $0.7 million and $0.4 million, respectively, during the six months ended June 30, 2011 as compared to the same period during 2010.

Expenses

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Compensation and benefits increased by $1.8 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was attributable to an increase in salary, bonus and benefits expense primarily driven by an increase in headcount as a result of the CPI acquisition during November 2010 and expansion of our real estate funds during the three months ended June 30, 2011 as compared to the same period during 2010.

Other expenses increased by $5.5 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable to increased general, administrative and other expenses of $1.8 million driven by increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds during the period. In addition, amortization and deprecation expense increased by $1.8 million primarily as a result of the amortization of the management contracts associated with the CPI acquisition totaling $1.4 million during the three months ended June 30, 2011. Furthermore, occupancy expense increased by $0.9 million due to additional office spaced leased as a result of an increase in our headcount to support the expansion of our real estate funds during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Compensation and benefits increased by $7.8 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was attributable to an increase in salary, bonus and benefits expense primarily driven by an increase in headcount as a result of the CPI acquisition during November 2010 and expansion of our real estate funds during the six months ended June 30, 2011 as compared to the same period during 2010.

Other expenses increased by $9.3 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable to increased general, administrative and other expenses of $3.4 million driven by increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds during the period. In addition, amortization and deprecation expense increased by $2.5 million primarily as a result of the amortization of the management contracts associated with the CPI acquisition totaling $1.7 million during the six months ended June 30, 2011. Furthermore, occupancy expense increased by $1.9 million due to additional office spaced leased as a result of an increase in our headcount to support the expansion of our real estate funds during the six months ended June 30, 2011 as compared to the same period during 2010.

Other Income

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Other income, net increased by $9.5 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This change was primarily attributable the reimbursement of approximately $8.0 million during the three months ended June 30, 2011 of offering costs incurred during 2009 related to the launch of ARI. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended June 30, 2011 as compared to the same period during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Other income, net increased by $10.0 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This change was primarily attributable the reimbursement of approximately $8.0 million during the six months ended June 30, 2011 of offering costs incurred during 2009 related to the launch of ARI. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the six months ended June 30, 2011 as compared to the same period during 2010.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three and six months ended June 30, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(1)	2011	2010(1)
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$23,556	$26,844	$42,972	$37,913
Management fees from affiliates	121,187	106,112	239,337	209,916
Carried interest income from affiliates	11,200	10,240	23,740	22,340

Total Revenues	155,943	143,196	306,049	270,169

Expenses:
Compensation and benefits(2)	64,286	60,289	136,355	120,059
Interest expense	10,327	9,502	21,209	20,324
Professional fees(3)	12,776	9,063	29,919	21,617
General, administrative and other(4)	22,127	16,338	38,326	30,403
Placement fees	575	680	1,114	4,541
Occupancy	7,925	5,361	15,151	10,808
Depreciation and amortization	6,902	6,041	12,948	12,146

Total Expenses	124,918	107,274	255,022	219,898

Other Income:
Interest income	612	298	870	660
Other income, net	13,111	25,264	21,174	21,906

Total Other Income	13,723	25,562	22,044	22,566

Economic Net Income	$44,748	$61,484	$73,071	$72,837

(1)	Includes $15.0 million and $30.0 million of insurance proceeds related to the Hexion/Huntsman litigation settlement included in other income during the three and six months ended June 30, 2010, respectively.
(2)	Excludes non-cash charges related to equity-based compensation.
(3)	Excludes professional fees related to the consolidated funds.
(4)	Excludes general and administrative expenses related to the consolidated funds.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Incentive Business
Revenues:
Carried interest income (loss) from affiliates:
Unrealized (losses) gains	$(25,739)	$(117,232)	$385,645	$(71,998)
Realized gains	178,672	53,316	313,524	104,703

Total Revenues	152,933	(63,916)	699,169	32,705

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense	(9,728)	(53,234)	157,882	(31,471)
Realized profit sharing expense	80,461	20,668	129,936	37,421

Total Profit Sharing Expense	70,733	(32,566)	287,818	5,950
Incentive fee compensation	(3,594)	6,314	6,565	9,259

Total Compensation and Benefits	67,139	(26,252)	294,383	15,209

Other Income (Loss):
Net gains from investment activities(1)	2,232	—	20,061	—
Income (loss) from equity method investments	6,781	(927)	31,856	9,676

Total Other Income (Loss)	9,013	(927)	51,917	9,676

Economic Net Income (Loss)	$94,807	$(38,591)	$456,703	$27,172

(1)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments including management and incentive businesses and a reconciliation of ENI to Net Income (Loss) attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$308,876	$79,280	$1,005,218	$302,874
Expenses	192,057	81,022	549,405	235,107
Other income	22,736	24,635	73,961	32,242

Economic Net Income	139,555	22,893	529,774	100,009
Non-cash charges related to equity-based compensation	(287,358)	(279,960)	(570,965)	(553,606)
Income tax provision	(3,550)	(12,727)	(12,370)	(16,782)
Net loss of Commodities Trading Fund	—	(1,343)	—	(2,573)
Net income attributable to Non-controlling Interests in consolidated entities(1)	(1,596)	(7,261)	(5,234)	(9,767)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	101,960	203,274	45,962	346,913

Net Loss Attributable to Apollo Global Management, LLC	$(50,989)	$(75,124)	$(12,833)	$(135,806)

(1)	Excludes Non-Controlling Interests attributable to AAA and consolidated VIEs as such amounts are not included within Net Income (Loss) attributable to Apollo Global Management, LLC. Economic Net Income (Loss) is presented on a segment basis and excludes our consolidated funds and consolidated VIEs.

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	June 30, 2011			December 31, 2010
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
	(in thousands)
AMH credit facility	$728,273	5.52	%(1)	$728,273	3.78	%(1)
CIT secured loan agreement	10,511	3.37		23,252	3.50

Total Debt	$738,784	5.46%		$751,525	3.77%

(1)	Includes the effect of interest rate swaps.

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

We have made one or more distributions to our managing partners and contributing partners, representing all of the undistributed earnings generated by the businesses contributed to the Apollo Operating Group prior to the Private Offering Transactions. For this purpose, income attributable to carried interest on private equity funds related to either carry-generating transactions that closed prior to the Private Offering Transactions or carry- generating transactions to which a definitive agreement was executed, but that did not close, prior to the Private Offering Transactions are treated as having been earned prior to the Private Offering Transactions.

On December 20, 2010, the company repurchased approximately $180.8 million of AMH debt in connection with the extension of the maturity date of such loans and had a remaining outstanding balance of $728.3 million. The company determined that debt modification resulted in debt extinguishment, which did not result in any gain or loss recognized in the condensed consolidated financial statements.

Cash Flows

Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are summarized and discussed within the table and corresponding commentary below:

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Operating Activities	$564,475	$(113,192)
Investing Activities	(49,092)	(27,512)
Financing Activities	(60,566)	257,981

Net Increase in Cash and Cash Equivalents	$454,817	$117,277

Operating Activities

Net cash provided by operating activities was $564.5 million during the six months ended June 30, 2011. During this period, there was $146.5 million in net income, to which $571.0 million of equity-based compensation, a noncash expense, was added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the six months ended June 30, 2011 included a $158.4 million increase in profit sharing payable, $1,125.5 million of sales of investments held by the consolidated VIEs, $46.9 million of unrealized losses on debt of the consolidated VIEs and a $64.9 million increase in other liabilities of the consolidated VIEs. These favorable cash adjustments were offset by $226.4 million of net unrealized gains from investment activities of consolidated funds and the consolidated VIEs, $41.8 million of realized gains on debt of the consolidated VIEs, $55.2 million decrease in due to affiliates, $107.4 million increase in cash held by consolidated funds and consolidated VIEs, $840.7 million purchases of investments relating to the consolidated VIEs, and a $333.9 million increase in our carried interest receivable. The increase in our carried interest receivable balance during the six months ended June 30, 2011 was driven by a $722.9 million of carried interest income from change in fair value of funds for which we act as general partner, offset by fund cash distributions of $391.2 million.

Net cash used in operating activities was $113.2 million during the six months ended June 30, 2010. During this period there was a $375.3 million net loss, to which $553.6 million of equity-based compensation, a non-cash expense, was added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the six months ended June 30, 2010 included $85.6 million of net unrealized gains from investment activities and $371.6 million of purchases of investments held by consolidated VIEs, $6.2 million of income from equity method investments and $86.3 million of cash held at consolidated VIEs. These unfavorable cash adjustments were offset by dividends from investment activities of $17.0 million, sales of investments held by consolidated VIEs of $83.0 million, $38.0 million of cash transferred from the Metals Trading Fund and a $99.2 million decrease in our carried interest receivable. The decrease in our carried interest receivable balance during the six months ended June 30, 2010 was driven by fund cash distributions of $154.2 million, offset by a $55.0 million increase in the fair value of Apollo managed funds.

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

Investing Activities

Net cash used in investing activities was $49.1 million for the six months ended June 30, 2011, which was primarily comprised of $12.1 million in purchases of fixed assets, $16.5 million of cash contributions to equity method investments and $52.1 million of purchases of investment in HFA, offset by $31.9 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII and AGRE U.S. Real Estate Fund. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF I, COF II, Artus, EPF and Vantium C.

Net cash used in investing activities was $27.5 million for the six months ended June 30, 2010, which was primarily comprised of $42.0 million of cash contributions to equity method investments, $1.4 million of business acquisitions and $2.2 million of fixed asset purchases, offset by $17.7 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, COF I, COF II and EPF. Cash distributions from equity method investments were primarily related to Fund VII, ACLF and Vantium.

Financing Activities

Net cash used in financing activities was $60.6 million for the six months ended June 30, 2011, which was primarily comprised of $412.1 million in repayment of term loans by consolidated VIEs, $300.9 million in distributions by consolidated VIEs, $93.6 million of dividends paid to Non-Controlling Interests in Apollo Operating Group, $27.3 million of dividends paid to Non-Controlling Interests in consolidated funds, $45.5 million in dividends and $9.0 million related to employee tax withholding payments in connection with deliveries of Class A shares for RSUs. These adjustments were offset by $384.0 million in proceeds from the issuance of Class A shares and $454.4 million of debt issued by consolidated VIEs.

Net cash provided by financing activities was $258.0 million for the six months ended June 30, 2010, which was primarily comprised of $320.2 million of debt issued by consolidated VIEs. This amount was offset by the repayment of term loans of $17.2 million by consolidated VIEs, as well as $11.5 million of distributions to Non- Controlling Interests in the consolidated entities, and $7.7 million, $16.8 million and $6.6 million of dividends paid to Class A shareholders, Non-Controlling Interests in Apollo Operating Group and Non-Controlling Interests in the consolidated entities, respectively.

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the company (in millions, except per share amounts):

	January 14, 2011	January 14, 2011	January 14, 2011	January 14, 2011	January 14, 2011	January 14, 2011
Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
May 27, 2010	$0.07	June 15, 2010	$6.7	$16.8	$23.5	$1.0
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	$0.22	June 1, 2011	$26.8	$52.8	$79.6	$4.7

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

The company granted approximately 5.5 million RSUs to its employees during the six months ended June 30, 2011. The average estimated fair value per share on the grant date was $16.23 with a total fair value of the grant of $88.7 million. This will impact the company’s compensation expense as these grants are amortized over their vesting term of three to six years. The company has incurred and expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $110.8 million, $101.7 million, $69.8 million, $19.3 million, $10.1 million and $7.7 million during the years ended December 31, 2011, 2012, 2013, 2014, 2015, and 2016, respectively. These grants will not have an impact on the company’s cash flow.

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

Accordingly, in the event that our managing partners, contributing partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made carried interest distributions with respect to Fund IV, Fund V and Fund VI, we will be obligated to reimburse our managing partners and certain contributing partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the distribution to which that general partner obligation related. As of June 30, 2011, the company has not recorded an obligation for any previously made distributions.

On August 9, 2011, the Company declared a cash distribution of $0.24 per Class A share, which will be paid on August 29, 2011 to holders of record on August 22, 2011.

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

Commitments

Our management companies and general partners have committed that we, or our affiliates, will invest into the funds a certain percentage of their capital. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, each capital markets fund and each real estate fund as of June 30, 2011 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments		Apollo Only (Excluding Affiliates) Commitments		Apollo Only (Excluding Affiliates) % of Total Fund Commitments		Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VII	$467.2	(1)	3.18%		$190.3		1.30%		$266.2	(1)	$108.8
Fund VI	246.3		2.43		6.1		0.06		28.4		0.6
Fund V	100.0		2.67		0.5		0.01		6.5		—	(2)
Fund IV	100.0		2.78		0.2		0.01		0.5		—	(2)
Fund III	100.6		6.71		—		—		15.5		—
Capital Markets:
EPF(7)	422.2	(3)	22.48		25.6		1.36		184.8	(4)	12.3
SOMA(8)	—		—		—		—		—		—
ACLF Co-Invest	—	(5)	—	(5)	—	(5)	—	(5)	—	(5)	—	(5)
COF I	477.6	(6)	32.16		29.7		2.00		242.2	(6)	4.2
COF II	70.5		4.45		23.4		1.48		1.8		0.6
ACLF	23.9		2.43		23.9		2.43		11.1		11.1
Palmetto	18.0		1.19		18.0		1.19		12.5		12.5
AIE II(7)	9.4		3.14		5.8		1.94		0.9		0.6
Life Settlements	105.6		36.38		—		—		28.1		—
Apollo/JH Loan Portfolio	50.1		100.00		0.1		0.20		—		—
Apollo Credit Senior Loan Fund	25.0		62.50		—		—		—		—
Real Estate:
AGRE U.S. Real Estate Fund	8.0		5.89		8.0		5.89		2.0		2.0
CPI Capital Partners North America	7.5		1.25		2.0		0.33		1.8		0.5
CPI Capital Partners Europe	7.9		0.47		—		—		1.9		—
CPI Capital Partners Asia Pacific	6.9		0.53		0.5		0.04		0.9		—

Total	$2,246.7				$334.1				$805.1		$153.2

(1)	As of June 30, 2011, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $61.7 million, respectively.
(2)	As of June 30, 2011, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Of the total commitment amount in EPF, AAA, SOMA and Palmetto have approximately €77.0 million, €75.0 million and €106.0 million, respectively.
(4)	Of the total remaining commitment amount in EPF, AAA, SOMA and Palmetto have approximately €33.4 million, €32.2 million and €46.0 million, respectively.
(5)	As of June 30, 2011, the general partner of ACLF Co-Invest had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.

(6)	As of June 30, 2011, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(7)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.45 as of June 30, 2011.
(8)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of June 30, 2011, Apollo and affiliates’ capital balances exceeded the 1% requirement and are not required to fund a capital commitment.

As a limited partner, the general partner and manager of the Apollo private equity funds, capital markets and real estate funds, Apollo has unfunded capital commitments at June 30, 2011 and December 31, 2010 of $153.2 million and $140.6 million, respectively.

Apollo has an ongoing obligation to acquire additional common units from AAA on a quarterly basis in an amount equal to 25% of the aggregate after tax cash distributions, if any, that are made to Apollo affiliates pursuant to the carried interest distribution rights that are applicable to the investments that are made through AAA Investments.

The AMH credit facility, which provides for a variable-rate term loan, will have future impacts on our cash uses. Borrowings under the AMH credit facility originally accrued interest at a rate of (i) LIBOR loans (LIBOR plus 1.25%), or (ii) base rate loans (base rate plus 0.50%). The loan originally matured in April 2014. Additionally, the company has hedged $167 million of the variable-rate loan with fixed rate swaps to minimize our interest rate risk as of June 30, 2011. On December 20, 2010, Apollo amended the AMH credit facility to extend the maturity date of $995 million of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the credit facility. Pursuant to this amendment, AMH was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, the company is required to repurchase at least $50 million aggregate principal amount of term loans by December 31, 2014 and at least $100 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio (which is a figure that varies over time that is used to determine the applicable level of certain carve-outs to the negative covenants as well as to determine the level of AMH’s cash collateralization requirements) was extended to end at the new extended maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and base rate plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH credit facility repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining outstanding balance of $728.3 million. The company determined that the amendments to the AMH Credit Agreement resulted in debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased) of the loan at June 30, 2011 was 4.01% and the interest rate on the remaining $5.0 million portion of the loan at June 30, 2011 was 1.26%. The estimated fair value of the company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $743.4 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at June 30, 2011 is the amount for which the company expects to settle the AMH Credit Agreement.

On June 30, 2008, the company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. At December 31, 2010, the total outstanding loan aggregated $20.5 million, including accrued interest of $1.6 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statement of financial condition. As of June 30, 2011, the total outstanding loan aggregated $8.8 million, including accrued interest of $0.8 million which approximated fair value, of which approximately $6.3 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In accordance with the Managing Partners Shareholders Agreement dated July 13, 2007, as amended, and the above credit agreement, we have indemnified the managing partners and certain contributing partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of June 30, 2011, the Company has not recorded an obligation for any previously made distributions.

Potential Future Costs

We may make grants of RSUs or other stock-based awards to independent directors that we appoint in the future.

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

Investments, at Fair Value

The company follows U.S. GAAP applicable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs, certain financial instruments for which the fair value option was elected, with unrealized gains and losses resulting from changes in the fair value and are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, respectively, in the condensed consolidated statement of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

Equity Method Investments. For investments in entities over which the company exercises significant influence but which do not meet the requirements for consolidation, the company uses the equity method of accounting, whereby the company records its share of the underlying income or loss of these entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the condensed consolidated statements of operations and income (loss) on available-for-sale securities (from equity method investments) is recognized as part of other comprehensive income (loss), net of tax in the condensed consolidated statement of comprehensive income (loss). The carrying amounts of equity method investments are reflected in investments in the condensed consolidated statements of financial condition. As the underlying entities that the company manages and invests in are, for U.S. GAAP purposes, investment companies which reflect their investments at estimated fair value, the carrying value of the company’s equity method investments in such entities are at fair value.

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

Capital Markets Investments. The majority of investments in Apollo’s capital markets funds are valued based on valuation models and quoted market prices. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The capital markets funds also enter into foreign currency exchange contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the credit default contract and the original contract price.

Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when no observable market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid investments included in Apollo’s capital markets investments also may include the market approach and the income approach, as previously described above.

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

Real Estate Investments. For ARI and the AGRE CMBS Account, the estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. Loans that the funds plans to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value. For AGRE’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values. For portfolio or operating company investments, valuations may also incorporate the use of sales comparisons, valuing statistically meaningful samples, and the use of other techniques such as earnings multiples of similar companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the value of investments by certain of our real estate funds may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments

U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $743.4 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation.

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

Profit Sharing Expense - Compensation expense related to our profit sharing payable is a result of agreements with our contributing partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, any movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. The contributing partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense.

In June 2011, the company adopted a performance based bonus arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall performance of the company. This arrangement enables certain partners and employees to earn discretionary bonuses based on carried interest realizations earned by the company in a given year which amounts are reflected as profit sharing expense in the accompanying condensed consolidated financial statements.

Incentive Fee Compensation - Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the year. Incentive fee compensation expense is recognized on accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal during the interim period where there is a decline in the related carried interest income, however it is not subject to reversal once the carried interest income crystallizes.

Equity-Based Compensation - Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based compensation awards consist of, or provide rights with respect to Apollo Operating Group units, RSUs, Share Options, AAA RDUs and ARI Restricted Stock and ARI Restricted Stock Unit Awards. The company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.

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

Income Taxes

The Apollo Operating Group and its subsidiaries continue to generally operate in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to NYC UBT, or in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the company, is subject to U.S. Federal, state and local corporate income tax, and the company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

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

Contractual Obligations, Commitments and Contingencies

As of June 30, 2011, the company’s material contractual obligations consist of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. In addition, on a historical basis, the company had the contractual obligations of the consolidated funds while the capital commitments to these funds were substantially eliminated in consolidation. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Operating lease obligations	$15,653	$24,220	$24,301	$24,760	$17,798	$96,905	$203,637
Other long-term obligations(1)	11,173	8,664	3,920	3,420	3,420	3,420	34,017
AMH credit facility(2)	15,506	29,825	29,066	84,022	76,998	648,468	883,885
CIT secured loan agreement	500	984	9,627	—	—	—	11,111

Total Obligations as of June 30, 2011	$42,832	$63,693	$66,914	$112,202	$98,216	$748,793	$1,132,650

(1)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. Note that a significant portion of these costs are reimbursable by funds of portfolio companies.
(2)	$723.3 million, net ($995.0 million portion less amount repurchased) of the AMH credit facility matures in January 2017 and $5.0 million matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.04%, which includes the effects of the interest rate swap through its expiration in May 2012 and certain required repurchases of at least $50.0 million by December 31, 2014 and at least $100.0 million (inclusive of the previously purchased $50.0 million) by December 31, 2015 as described in note 12 to our condensed consolidated financial statements.

Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.

(i)	Amounts do not include the senior secured revolving credit facility entered into by AAA’s investment vehicle, of which $400.5 million was utilized as of June 30, 2011. The credit facility matures on June 1, 2012. AAA is consolidated by the company in accordance with U.S. GAAP. The company does not guarantee and has no legal obligation to repay amounts outstanding under the credit facility. Accordingly, the $400.5 million outstanding balance was excluded from the table above.

(ii)	As noted previously, we have entered into a tax receivable agreement with our managing partners and contributing partners which requires us to pay to our managing partners and contributing partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.

(iii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the company is not a guarantor of these non-recourse liabilities.

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through June 30, 2011 and that would be reversed approximates $2.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, such as bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

June 30, 2011
Fund VI	$886,335
Fund VII	778,853
Fund IV	248,627
Fund V	300,917
COF I	178,078
COF II	88,588
SOMA	26,131
EPF	45,165
AIE II	33,062
ACLF	42,770
AAA	21,524
SVF	9,341
VIF	8,643
FCI	549

Total	$2,668,583

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

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated March 29, 2011, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on March 30, 2011, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.

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

The aggregate offering price for the Class A shares offered by us was approximately $408.5 million and the related underwriting discounts were approximately $24.5 million, none of which was paid to affiliates of Apollo Global Management, LLC. We incurred approximately $1.5 million of other expenses in connection with the initial public offering. The net proceeds from the sale of 21,500,000 Class A shares offered by us totaled approximately $382.5 million. We will use the proceeds from the initial public offering for general corporate purposes and to fund growth initiatives.

Unregistered Sale of Equity Securities

On April 7, 2011 and July 11, 2011, we issued 750,000 and 77,305 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $13,507,500 and $1,278,624, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.11	Exchange Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and the Apollo Principal Holders (as defined therein), from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.12	Tax Receivable Agreement, dated as of July 13, 2007, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.15	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.16	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18	Separation Agreement with Kenneth A. Vecchione (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.19	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.20	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.25	Third Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.26	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.27	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.30	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.39	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.40	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.41	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.42	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter period ended March 31, 2011 (File No. 001-35107)).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†*101.INS	XBRL Instance Document

†*101.SCH	XBRL Taxonomy Extension Scheme Document

†*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: August 10, 2011

Apollo Global Management, LLC

By:	/s/ Gene Donnelly
Name: Gene Donnelly
Title: Chief Financial Officer