Form 10-Q
period 2011-09-30
Apollo Global Management LLC
filed 2011-11-09
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 8, 2011 there were 123,041,890 Class A shares and 1 Class B share outstanding.

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

“Assets Under Management,” or “AUM,” refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our capital markets funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations), plus used or available leverage and/or capital commitments;

(iii)	the gross asset values of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio vehicles;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(dollars in thousands, except share data)

	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$808,259	$382,269
Cash and cash equivalents held at Consolidated Funds	46	—
Restricted cash	8,305	6,563
Investments	1,764,034	1,920,553
Assets of consolidated variable interest entities:
Cash and cash equivalents	32,344	87,556
Investments, at fair value	1,114,602	1,342,611
Other assets	15,710	36,754
Carried interest receivable	634,700	1,867,073
Due from affiliates	174,111	144,363
Fixed assets, net	54,343	44,696
Deferred tax assets	592,366	571,325
Other assets	29,738	35,141
Goodwill	48,894	48,894
Intangible assets, net	53,319	64,574

Total Assets	$5,330,771	$6,552,372

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$24,524	$31,706
Accrued compensation and benefits	96,481	54,057
Deferred revenue	257,665	251,475
Due to affiliates	594,491	517,645
Profit sharing payable	284,527	678,125
Debt	738,623	751,525
Liabilities of consolidated variable interest entities:
Debt, at fair value	1,136,926	1,127,180
Other liabilities	20,860	33,545
Other liabilities	23,051	25,695

Total Liabilities	3,177,148	3,470,953

Commitments and Contingencies (see note 12)

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 122,990,227 shares and 97,921,232 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in-capital	2,847,054	2,078,890
Accumulated deficit	(2,434,557)	(1,937,818)
Appropriated partners’ capital	(2,838)	11,359
Accumulated other comprehensive loss	(832)	(1,529)

Total Apollo Global Management, LLC shareholders’ equity	408,827	150,902
Non-Controlling Interests in consolidated entities	1,443,782	1,888,224
Non-Controlling Interests in Apollo Operating Group	301,014	1,042,293

Total Shareholders’ Equity	2,153,623	3,081,419

Total Liabilities and Shareholders’ Equity	$5,330,771	$6,552,372

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Advisory and transaction fees from affiliates	$16,837	$19,505	$59,809	$57,418
Management fees from affiliates	122,666	106,720	362,003	316,636
Carried interest (loss) income from affiliates	(1,619,083)	332,426	(896,174)	387,471

Total Revenues	(1,479,580)	458,651	(474,362)	761,525

Expenses:
Compensation and benefits:
Equity-based compensation	288,208	281,914	859,173	835,520
Salary, bonus and benefits	68,433	60,446	204,788	180,505
Profit sharing expense	(563,255)	119,357	(275,437)	125,307
Incentive fee compensation	(3,876)	2,136	2,689	11,395

Total Compensation and Benefits	(210,490)	463,853	791,213	1,152,727
Interest expense	9,790	7,340	30,999	27,664
Professional fees	6,965	9,661	37,318	32,065
General, administrative and other	16,566	14,186	55,675	45,689
Placement fees	1,991	(793)	3,105	3,748
Occupancy	10,391	5,882	25,542	16,690
Depreciation and amortization	6,687	5,874	19,635	18,020

Total Expenses	(158,100)	506,003	963,487	1,296,603

Other (Loss) Income:
Net (losses) gains from investment activities	(371,647)	101,210	(150,407)	201,926
Net (losses) gains from investment activities of consolidated variable interest entities	(4,760)	32,910	(41)	32,645
(Loss) income from equity method investments	(56,438)	27,480	(29,242)	33,648
Interest income	670	359	1,540	1,021
Other (loss) income, net	(10,135)	48,581	11,039	70,487

Total Other (Loss) Income	(442,310)	210,540	(167,111)	339,727

(Loss) income before income tax benefit (provision)	(1,763,790)	163,188	(1,604,960)	(195,351)
Income tax benefit (provision)	19,847	(30,856)	7,477	(47,638)

Net (Loss) Income	(1,743,943)	132,332	(1,597,483)	(242,989)
Net loss (income) attributable to Non-Controlling Interests	1,277,017	(108,192)	1,117,724	131,323

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(466,926)	$24,140	$(479,759)	$(111,666)

Dividends Declared per Class A Share	$0.24	$0.07	$0.63	$0.14

Net (Loss) Income Per Class A Share:
Net (Loss) Income Per Class A Share – Basic and Diluted	$(3.86)	$0.23	$(4.33)	$(1.18)

Weighted Average Number of Class A Shares – Basic and Diluted	122,381,069	97,757,567	113,941,869	96,637,785

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net (Loss) Income	$(1,743,943)	$132,332	$(1,597,483)	$(242,989)
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $260 and $183 for Apollo Global Management, LLC for the three months ended September 30, 2011 and 2010, respectively, and $605 and $1,204 for Apollo Global Management, LLC for the nine months ended September 30, 2011 and 2010, respectively, and $0 for Non-Controlling Interests in Apollo Operating Group for both the three months and nine months ended September 30, 2011 and 2010)	1,894	1,373	5,040	9,105
Net (loss) income on available-for-sale securities (from equity method investment)	(52)	107	(161)	230

Total Other Comprehensive Income, net of tax	1,842	1,480	4,879	9,335

Comprehensive (Loss) Income	(1,742,101)	133,812	(1,592,604)	(233,654)
Comprehensive Loss (Income) attributable to Non-Controlling Interests	1,271,024	(106,114)	1,099,701	123,567

Comprehensive (Loss) Income Attributable to Apollo Global Management, LLC	$(471,077)	$27,698	$(492,903)	$(110,087)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid-In Capital	Accumu- lated Deficit	Appro- priated Partners (Deficit) Capital	Accumu- lated Other Compre- hensive Loss	Apollo Global Manage- ment, LLC Total Share- holders’ (Deficit) Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Share- holders’ Equity
Balance at January 1, 2010	95,624,541	1	$1,729,593	$(2,029,541)	$—	$(4,088)	$(304,036)	$1,283,262	$319,884	$1,299,110
Transition adjustment relating to consolidation of variable interest entity	—	—	—	—	—	—	—	411,885	—	411,885
Capital increase related to equity-based compensation	—	—	279,255	—	—	—	279,255	—	552,322	831,577
Reclassification of equity-based compensation	—	—	(3,497)	—	—	—	(3,497)	—	—	(3,497)
Repurchase of Class A shares	(7,135)	—	(43)	—	—	—	(43)	—	—	(43)
Purchase of AAA shares	—	—	—	—	—	—	—	(48,768)	—	(48,768)
Capital contributions	—	—	—	—	—	—	—	15	—	15
Cash distributions	—	—	—	—	—	—	—	(40,461)	—	(40,461)
Dividends	—	—	(15,997)	—	—	—	(15,997)	(6,602)	(33,600)	(56,199)
Distributions related to deliveries of Class A shares for RSUs	2,303,826	—	—	(2,851)	—	—	(2,851)	—	—	(2,851)
Non-cash contributions	—	—	—	—	—	—	—	114	—	114
Non-cash distributions	—	—	—	(18)	—	—	(18)	(575)	—	(593)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(4,605)	—	—	—	(4,605)	4,605	—	—
Satisfaction of liability related to AAA RDUs	—	—	6,099	—	—	—	6,099	—	—	6,099
Net (loss) income	—	—	—	(111,666)	(401)	—	(112,067)	240,865	(371,787)	(242,989)
Net income on available-for-sale securities (from equity method investment)	—	—	—	—	—	230	230	—	—	230
Net unrealized gain on interest rate swaps (net of taxes of $1,204 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	1,750	1,750	—	7,355	9,105

Balance at September 30, 2010	97,921,232	1	$1,990,805	$(2,144,076)	$(401)	$(2,108)	$(155,780)	$1,844,340	$474,174	$2,162,734

Balance at January 1, 2011	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419
Issuance of Class A shares	21,500,000	—	382,488	—	—	—	382,488	—	—	382,488
Dilution impact of issuance of Class A shares	—	—	134,720	—	—	(356)	134,364	—	(127,096)	7,268
Capital increase related to equity-based compensation	—	—	332,038	—	—	—	332,038	—	525,910	857,948
Cash distributions	—	—	—	—	—	—	—	(311,352)	—	(311,352)
Dividends	—	—	(85,991)	—	—	—	(85,991)	(27,284)	(151,200)	(264,475)
Distributions related to deliveries of Class A shares for RSUs	3,568,995	—	7,588	(16,980)	—	—	(9,392)	—	—	(9,392)
Non-cash distributions	—	—	—	—	—	—	—	(1,522)	—	(1,522)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,524)	—	—	—	(6,524)	6,524	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net loss	—	—	—	(479,759)	(14,197)	—	(493,956)	(110,808)	(992,719)	(1,597,483)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(161)	(161)	—	—	(161)
Net unrealized gain on interest rate swaps (net of taxes of $605 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	1,214	1,214	—	3,826	5,040

Balance at September 30, 2011	122,990,227	1	$2,847,054	$(2,434,557)	$(2,838)	$(832)	$408,827	$1,443,782	$301,014	$2,153,623

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,597,483)	$(242,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity-based compensation	859,173	835,520
Depreciation	8,380	8,660
Amortization of intangible assets	11,255	9,360
Amortization of debt issuance costs	383	28
Losses from investment in HFA and Other Investments	14,535	—
Income from equity awards received for directors’ fees	(2,808)	—
Loss (income) from equity method investments	29,242	(33,648)
Waived management fees	(19,490)	(19,728)
Non-cash compensation related to waived management fees	19,490	19,728
Deferred taxes, net	(6,945)	38,321
Loss on sale of assets	570	—
Changes in assets and liabilities:
Carried interest receivable	1,232,373	(245,727)
Due from affiliates	(29,332)	16,699
Other assets	(7,603)	(2,930)
Accounts payable and accrued expenses	(5,933)	(7,058)
Accrued compensation and benefits	45,034	69,794
Deferred revenue	3,532	(29,836)
Due to affiliates	67,404	17,937
Profit sharing payable	(393,598)	85,290
Other liabilities	3,171	(6,137)
Apollo Funds related:
Net realized losses (gains) from investment activities	12,581	(2,118)
Net unrealized losses (gains) from investment activities	156,128	(220,035)
Net realized gains on debt	(41,819)	(5,483)
Net unrealized losses on debt	9,261	16,927
Dividends from investment activities	28,000	55,470
Cash transferred in from Metals Trading Fund	—	38,033
Change in cash held at consolidated variable interest entities	55,212	(9,780)
Purchases of investments	(991,189)	(393,237)
Sales of investments	1,185,930	344,385
Change in other assets	21,049	(117,956)
Change in other liabilities	(12,685)	(1,841)

Net Cash Provided by Operating Activities	653,818	217,649

Cash Flows from Investing Activities:
Purchases of fixed assets	(19,931)	(3,227)
Business acquisition	—	(1,354)
Proceeds from disposals of fixed assets	367	—
Purchase of investments in HFA (see note 3)	(52,069)	—
Cash contributions to equity method investments	(40,868)	(52,059)
Cash distributions from equity method investments	46,872	26,249
Change in restricted cash	(1,742)	241

Net Cash Used in Investing Activities	$(67,371)	$(30,150)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Financing Activities:
Issuance of Class A shares	$383,990	$—
Repurchase of Class A shares	—	(43)
Issuance costs	(1,502)	—
Principal repayments on debt	(1,832)	(1,148)
Distributions related to deliveries of Class A shares for RSUs	(16,980)	(2,851)
Distributions to Non-Controlling Interests in consolidated entities	(10,431)	(40,461)
Contributions from Non-Controlling Interests in consolidated entities	—	15
Dividends paid	(76,550)	(14,140)
Dividends paid to Non-Controlling Interests in Apollo Operating Group	(151,200)	(33,600)
Apollo Funds related:
Issuance of debt	454,356	320,154
Principal repayment of term loans	(412,057)	(136,110)
Purchase of AAA shares	—	(48,768)
Dividends paid to Non-Controlling Interests in consolidated entities	(27,284)	(6,602)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(300,921)	—

Net Cash (Used in) Provided by Financing Activities	(160,411)	36,446

Net Increase in Cash and Cash Equivalents	426,036	223,945
Cash and Cash Equivalents, Beginning of Period	382,269	366,226

Cash and Cash Equivalents, End of Period	$808,305	$590,171

Supplemental Disclosure of Cash Flow Information:
Interest paid	$36,974	$30,338
Interest paid by consolidated variable interest entities	13,852	6,045
Income taxes paid	8,821	6,614
Supplemental Disclosure of Non-Cash Investing Activities:
Change in accrual for purchase of fixed assets	967	120
Non-cash contributions on equity method investments	6,296	—
Non-cash distributions on equity method investments	(703)	—
Non-cash sale of assets held-for-sale for repayment of CIT loan	(11,069)	—
Non-cash purchases of other investments, at fair value	2,808	—
Non-cash dividends from investing activities	1,522	—
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	—	(18)
Non-cash dividends	(9,441)	(1,857)
Non-cash distributions to Non-Controlling Interests in consolidated entities	(1,522)	(575)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	525,910	552,322
Non-cash contributions from Non-Controlling Interests in consolidated entities	—	114
Unrealized gain on interest rate swaps attributable to Non-Controlling Interests in Apollo Operating Group, net of taxes	3,826	7,355
Satisfaction of liability related to AAA RDUs	3,845	6,099
Dilution impact of issuance of Class A shares	134,364	—
Dilution impact of issuance of Class A shares on Non-Controlling Interests in Apollo Operating Group	(127,096)	—
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	6,524	4,605
Net transfers of AAA ownership interest from AGM	(6,524)	(4,605)
Unrealized gain on interest rate swaps	1,819	2,954
Unrealized (loss) gain on available-for-sale securities (from equity method investment)	(161)	230
Capital increases related to equity-based compensation	332,038	279,255
Deferred tax asset related to interest rate swaps	(605)	(1,204)
Tax benefits related to deliveries of Class A shares for RSUs	(7,588)	—
Non-cash accrued compensation related to ARI RSUs and AMTG RSUs	848	600
Non-cash accrued compensation related to AAA RDUs	377	3,342
Reclassification of equity-based compensation	—	(3,497)
Satisfaction of liability related to repayment on CIT loan	11,069	—
Net Assets Transferred from Metals Trading Fund:
Cash	—	38,033
Other assets	—	443
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments	—	1,102,114
Other assets	—	28,789
Debt	—	(706,027)
Other liabilities	—	(12,991)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apollo Global Management, LLC and its consolidated subsidiaries (the “Company” or “Apollo”), is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise and invest private equity, capital markets and real estate funds as well as managed accounts, on behalf of pension and endowment funds, as well as other institutional and high net worth individual investors. For these investment management services, Apollo receives management fees generally related to the amount of Assets Under Management, transaction and advisory fees for the investments made and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Capital markets—primarily invests in non-control debt and non-control equity investments, including distressed debt securities; and

•

Real estate—primarily invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but in which the Company has a controlling financial interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 included in the Company’s prospectus dated March 29, 2011 filed with the Securities and Exchange Commission on March 30, 2011.

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

As of September 30, 2011, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC (“APO Asset”), a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC (“APO (FC)”), an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 33.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group as general partners.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and the Company’s other partners (and their related parties) who indirectly own (through Holdings) Apollo Operating Group units (the “Contributing Partners”) hold Apollo Operating Group units (“AOG Units”) that represent 66.1% of the economic interests in the Apollo Operating Group as of September 30, 2011. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds in which the general partner is presumed to have control (e.g., AP Alternative Assets, L.P., a Guernsey limited partnership that generally invests alongside certain of the Company’s private equity funds and directly in certain of its capital markets funds and in other transactions that the Company sponsors and manages (“AAA”)). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

Certain of the Company’s subsidiaries hold equity interests in and/or receive fees qualifying as variable interests from the funds that the Company manages. The amended consolidation rules require an analysis to determine whether (a) an entity in which Apollo holds a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would give it a controlling financial interest. When the VIE has qualified for the deferral of the amended consolidation rules in accordance with U.S. GAAP, the analysis is based on previous consolidation rules, which require an analysis to determine whether (a) an entity in which Apollo holds a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the variability of the entity.

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

Equity Method Investments—For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the condensed consolidated statements of operations and income (loss) on available-for-sale securities (from equity method investments) is recognized as part of other comprehensive income (loss), net of tax in the condensed consolidated statements of comprehensive income (loss). The carrying amounts of equity method investments are reflected in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities are at fair value.

Non-Controlling Interest—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interest relating to Apollo Global Management, LLC primarily includes the 66.1% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 98% ownership interest held by limited partners in AAA as of September 30, 2011. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

Advisory and Transaction Fees from Affiliates—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of their transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to private equity fund transactions that are not consummated (“Broken Deal Costs”).

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

Management Fees from Affiliates—Management fees for private equity funds, real estate funds and certain capital markets funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement. Management fees for private equity funds and certain capital markets and real estate funds are based upon a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments. For most capital markets and real estate funds, management fees are recognized in the period during which the related services are performed and are based upon net asset value, gross assets or as otherwise defined in the respective agreements.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Compensation and Benefits

The components of compensation and benefits have been expanded for the three and nine month periods ended September 30, 2010 to conform with the 2011 presentation.

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

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the nine months ended September 30, 2011 and 2010, respectively.

Profit Sharing Expense—Profit sharing expense consists of a portion of carried interest earned in one or more funds allocated to employees and former employees. Profit sharing expense is recognized as the related carried interest income is recognized. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners.

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

Other Income (Loss)

Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening balance sheet date and the closing balance sheet date. Net unrealized gains (losses) are a result of changes in the fair value of investments that have not been realized as of the balance sheet date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of AAA and the investment in HFA Holdings Limited (“HFA”) (see note 3).

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

Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which fair value option was elected and the unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, respectively, in the condensed consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

In cases where an investment or financial instrument that is measured and reported at fair value is transferred into or out of Level III of the fair value hierarchy, the Company accounts for the transfer as of the end of the reporting period.

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

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $745.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The remaining earnings are allocated to common Class A Shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from a hypothetical conversion of these potential common shares.

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

In September 2011, the FASB issued an update which amends the guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to perform a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

3. INVESTMENTS

The following table represents Apollo’s investments:

	September 30, 2011	December 31, 2010
Investments, at fair value	$1,510,401	$1,637,091
Other investments	253,633	283,462

Total Investments	$1,764,034	$1,920,553

Investments at Fair Value

Investments at fair value consist of financial instruments held by AAA, the investment in HFA, other investments held at fair value and investments of consolidated VIEs as discussed further in note 4. As of September 30, 2011 and December 31, 2010, the net assets of the consolidated funds and VIEs were $1,474.6 million and $1,951.6 million, respectively. The following investments, except the investment in HFA and other investments, are presented as a percentage of net assets of the consolidated funds and VIEs:

Investments, at Fair Value – Affiliates	September 30, 2011						December 31, 2010
	Fair Value			Cost	% of Net Assets of Consolidated Funds and VIEs		Fair Value			Cost	% of Net Assets of Consolidated Funds and VIEs
	Private Equity	Capital Markets	Total				Private Equity	Capital Markets	Total
Investments, at fair value:
AAA	$1,472,129	$—	$1,472,129	$1,666,902	99.8%		$1,637,091	$—	$1,637,091	$1,695,992	83.9%
HFA	—	36,691	36,691	52,069	—	(1)	—	—	—	—	—
Other	1,581	—	1,581	2,807	—	(1)	—	—	—	—	—

Total	$1,473,710	$36,691	$1,510,401	$1,721,778	99.8%		$1,637,091	$—	$1,637,091	$1,695,992	83.9%

(1)	Investments were not held by a consolidated fund or consolidated VIEs.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Securities

At September 30, 2011 and December 31, 2010, the sole investment of AAA was its investment in AAA Investments, L.P. (“AAA Investments”). The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the consolidated funds and VIEs as of the aforementioned dates:

	September 30, 2011
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds and VIEs
Apollo Life Re Ltd.	Equity	$301,098	$372,900	25.3%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	113,772	159,517	10.8
Momentive Performance Materials Holdings Inc.	Equity	76,007	151,232	10.3
Charter Communications, Inc.	Equity	44,602	107,319	7.3
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	96,357	98,209	6.7
Rexnord Corporation	Equity	37,461	93,300	6.3
LeverageSource, L.P.	Equity	139,913	80,608	5.5

	December 31, 2010
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds and VIEs
Apollo Life Re Ltd.	Equity	$201,098	$249,900	12.8%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	113,772	160,262	8.2
Momentive Performance Materials Holdings Inc.	Equity	76,007	137,992	7.1
Rexnord Corporation	Equity	37,461	133,700	6.9
LeverageSource, L.P.	Equity	140,743	115,677	5.9
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	102,530	110,029	5.6
Caesars Entertainment Corporation	Equity	176,729	99,000	5.1

AAA Investments owns equity as a private equity co-investment in Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.) and AAA Investments has an ownership interest in LeverageSource, L.P., which owns debt of Caesars Entertainment Corporation. At December 31, 2010, AAA Investments’ combined share of these debt and equity investments was greater than 5% of the net assets of the consolidated funds and VIEs and was valued at $102.8 million. In addition to AAA Investments’ private equity co-investment in Momentive Performance Materials Holdings Inc. (“Momentive”) noted above, AAA Investments has an ownership interest in the debt of Momentive. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net assets of consolidated funds and VIEs and is valued at $151.9 million and $138.8 million at September 30, 2011 and December 31, 2010, respectively. Furthermore, AAA Investments owns equity, as a private equity co-investment, and debt, through its investment in Autumnleaf, L.P. and Apollo Fund VI BC, L.P., in CEVA Logistics. AAA Investments’ combined share of these debt and equity investments was greater than 5% of the net assets of consolidated funds and VIEs and was valued at $90.8 million and $124.6 million as of September 30, 2011 and December 31, 2010, respectively.

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

Apollo Asia Opportunity Offshore Fund, Ltd. (“Asia Opportunity Fund”) is an investment vehicle that seeks to generate attractive risk-adjusted returns across market cycles by capitalizing on investment opportunities created by the increasing demand for capital in the rapidly expanding Asian markets. In connection with a redemption requested by AAA Investments of its investment in Asia Opportunity Fund, a portion of AAA Investments’ investment was converted into liquidating shares issued by the Asia Opportunity Fund. The liquidating shares are generally allocated a pro rata portion of each of Asia Opportunity Fund’s existing investments and liabilities, and as those investments are sold, AAA Investments is allocated the proceeds from such disposition less its proportionate share of any expenses incurred or reserves set by Asia Opportunity Fund. At September 30, 2011 and December 31, 2010, the liquidating shares of Asia Opportunity Fund had a fair value of $37.1 million and $45.0 million, respectively.

Apollo Life Re Ltd. is an Apollo-sponsored vehicle that owns the majority of the equity of Athene Holding Ltd., (“Athene”), the parent of Athene Life Re Ltd., a Bermuda-based reinsurance company focused on the life reinsurance sector, Liberty Life Insurance Company, a recently acquired Delaware-domiciled (formerly South Carolina domiciled) stock life insurance company focused on retail sales and reinsurance in the retirement services market, Investors Insurance Corporation, a recently acquired Delaware-domiciled stock life insurance company focused on the retirement services market and Athene Life Insurance Company, a recently organized Indiana-domiciled stock life insurance company focused on the institutional guaranteed investment contract (“GIC”) backed note and funding agreement markets.

HFA

On March 7, 2011, the Company invested $52.1 million (including expenses related to the purchase) in a convertible note with an aggregate principal amount of $50.0 million and received 20,833,333 stock options issued by HFA, an Australian based specialist global funds management company providing absolute return fund products to investors.

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note will be converted on the eighth anniversary of its issuance. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an as “if-converted basis”. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $0.97 as of September 30, 2011) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the three and nine months ended September 30, 2011, the Company recorded an unrealized loss of approximately $33.4 million and $13.3 million, respectively, related to the convertible note and stock options within net (losses) gains from investment activities in the condensed consolidated statements of operations.

The Company has classified the instruments associated with the HFA investment as Level III investments.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Net (Losses) Gains from Investment Activities

Net (losses) gains from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized (losses) gains resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized (losses) gains. Additionally net (losses) gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net (losses) gains from investment activities for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Private Equity	Capital Markets	Total
Net unrealized losses due to changes in fair value	$(338,277)	$(33,370)	$(371,647)

Net Losses from Investment Activities	$(338,277)	$(33,370)	$(371,647)

	Three Months Ended September 30, 2010
	Private Equity	Capital Markets	Total
Net unrealized gains due to changes in fair value	$101,210	$—	$101,210

Net Gains from Investment Activities	$101,210	$—	$101,210

	Nine Months Ended September 30, 2011
	Private Equity	Capital Markets	Total
Net unrealized losses due to changes in fair value	$(137,098)	$(13,309)	$(150,407)

Net Losses from Investment Activities	$(137,098)	$(13,309)	$(150,407)

	Nine Months Ended September 30, 2010
	Private Equity	Capital Markets	Total
Net unrealized gains (losses) due to changes in fair value	$204,200	$(2,274)	$201,926

Net Gains (Losses) from Investment Activities	$204,200	$(2,274)	$201,926

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income (loss) from equity method investments in the condensed consolidated statements of operations.

Income (loss) from equity method investments for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	For the Three Months Ended September 30		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Investments:
Private Equity Funds:
AAA Investments	$(185)	$58	$(66)	$122
Apollo Investment Fund IV, L.P. (“Fund IV”)	(1)	3	11	19
Apollo Investment Fund V, L.P. (“Fund V”)	(16)	4	1	29
Apollo Investment Fund VI, L.P. (“Fund VI”)	(996)	334	1,900	93
Apollo Investment Fund VII, L.P. (“Fund VII”)	(28,646)	15,577	(14,981)	18,280
Apollo Natural Resources Partners, L.P. (“ANRP”)	(101)	—	(101)	—
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	(1,024)	100	(882)	421
Apollo Value Investment Fund, L.P. (“VIF”)	(28)	2	(24)	15
Apollo Strategic Value Fund, L.P. (“SVF”)	(21)	2	(18)	10
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	(3,360)	2,467	(2,864)	1,379
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	(535)	1,254	(166)	2,445
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	(13,851)	7,506	(9,491)	5,376
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	(3,574)	1,835	(2,636)	2,007
Apollo European Principal Finance Fund, L.P. (“EPF”)	(1,461)	(1,091)	1,402	869
Apollo Investment Europe II, L.P. (“AIE II”)	(1,558)	1,251	(148)	1,140
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	(962)	268	(441)	401
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	212	164	524	284
CPI Capital Partners NA Fund	4	—	85	—
CPI Capital Partners Asia Pacific Fund	18	—	32	—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A”)	(554)	(336)	(1,860)	(862)
VC Holdings, L.P. Series C (“Vantium C”)	244	(1,910)	464	1,604
VC Holdings, L.P. Series D (“Vantium D”)	(43)	(8)	17	16

Total (Loss) Income from Equity Method Investments	$(56,438)	$27,480	$(29,242)	$33,648

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Other investments as of September 30, 2011 and December 31, 2010 consisted of the following:

	Equity Held as of
	September 30, 2011		% of Ownership		December 31, 2010		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$849		0.057%		$929		0.056%
Fund IV	27		0.006		48		0.005
Fund V	212		0.014		231		0.013
Fund VI	7,587		0.082		5,860		0.051
Fund VII	107,384		1.315		122,384		1.345
Apollo Natural Resources Partners, L.P	740		2.575		—		—
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P.	4,964		0.523		5,863		0.537
Apollo Value Investment Fund, L.P.	129		0.081		152		0.085
Apollo Strategic Value Fund, L.P.	126		0.059		144		0.055
Apollo Credit Liquidity Fund, L.P.	12,319		2.467		18,736		2.450
Apollo/Artus Investors 2007-I, L.P.	5,721		6.156		7,143		6.156
Apollo Credit Opportunity Fund I, L.P.	29,551		2.039		41,793		1.949
Apollo Credit Opportunity Fund II, L.P	21,707		1.524		27,415		1.441
Apollo European Principal Finance Fund, L.P.	16,316		1.363		15,352		1.363
Apollo Investment Europe II, L.P.	8,005		2.072		8,154		2.045
Apollo Palmetto Strategic Partnership, L.P.	6,770		1.186		6,403		1.186
Apollo Senior Floating Rate Fund (“AFT”)	100		0.034		—		—
Apollo/JH Loan Portfolio, L.P.	100		0.196		—		—
Apollo Residential Mortgage, Inc. (“AMTG”)(4)	4,142	(1)	1.850	(1)	—		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc.(4)	11,384	(2)	3.197	(2)	9,440	(3)	3.198	(3)
AGRE U.S. Real Estate Fund	5,963		5.892		—		—
CPI Capital Partners NA Fund	550		0.358		—		—
CPI Capital Partners Europe Fund	5		0.001		—		—
CPI Capital Partners Asia Pacific Fund	224		0.032		—		—
Other Equity Method Investments:
Vantium A	359		42.989		2,219		12.240
Vantium C	7,321		2.077		10,135		2.166
Vantium D	1,078		6.345		1,061		6.345

Total Other Investments	$253,633				$283,462

(1)	Amounts are as of July 22, 2011, the date of AMTG’s initial public offering.
(2)	Amounts are as of June 30, 2011.
(3)	Amounts are as of September 30, 2010.
(4)	Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.

As of September 30, 2011 and December 31, 2010 and for the nine months ended September 30, 2011 and September 30, 2010, no single equity method investee held by Apollo exceeded 20% of its total consolidated assets or income, respectively. As such, Apollo is not required to present summarized income statement information for any of its equity method investee.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of September 30, 2011 and December 31, 2010:

	Level I		Level II		Level III		Totals
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Assets, at fair value:
Investment in AAA Investments, L.P.	$—	$—	$—	$—	$1,472,129	$1,637,091	$1,472,129	$1,637,091
Investments in HFA and Other	—	—	—	—	38,272	—	38,272	—

Total	$—	$—	$—	$—	$1,510,401	$1,637,091	$1,510,401	$1,637,091

	Level I		Level II		Level III		Totals
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$4,893	$11,531	$—	$—	$4,893	$11,531

Total	—	$—	4,893	$11,531	$—	$—	4,893	$11,531

There were no transfers between Level I, II or III during the three and nine months ended September 30, 2011 relating to assets and liabilities, at fair value, noted in the tables above.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010
Balance, Beginning of Period	$1,810,577	$1,411,281	$1,637,091	$1,324,939
Purchases	125	32	432	375
Distributions	(1,522)	(38,479)	(29,522)	(55,470)
Change in unrealized (losses) gains, net	(337,051)	101,210	(135,872)	204,200

Balance, End of Period	$1,472,129	$1,474,044	$1,472,129	$1,474,044

The following table summarizes the changes in the investment in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2011	2011
Balance, Beginning of Period	$72,498	$—
Purchases	370	54,876
Change in unrealized losses, net	(34,596)	(14,535)
Expenses incurred	—	(2,069)

Balance, End of Period	$38,272	$38,272

The change in unrealized losses, net has been recorded within the caption “Net (losses) gains from investment activities” in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	September 30, 2011		December 31, 2010
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Comparable company and industry multiples	$744,400	42.5%	$782,775	42.6%
Discounted cash flow models	594,099	34.0	490,024	26.6
Listed quotes	213,343	12.2	24,232	1.3
Broker quotes	159,640	9.1	504,917	27.5
Other net assets(1)	38,643	2.2	37,351	2.0

Total Investments	1,750,125	100.0%	1,839,299	100.0%

Other net liabilities(2)	(277,996)		(202,208)

Total Net Assets	$1,472,129		$1,637,091

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)	Balances include other assets, liabilities and general partner interests of AAA Investments and are primarily comprised of $400.5 million and $537.5 million in long-term debt offset by cash and cash equivalents at the September 30, 2011 and December 31, 2010 balance sheet dates, respectively. Carrying values approximate fair value for other assets and liabilities (except for debt), and, accordingly, extended valuation procedures are not required.

4. VARIABLE INTEREST ENTITIES

The Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The purpose of such VIEs is to provide strategy-specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the entities that the Company manages may vary by entity, however, the fundamental risks of such entities have similar characteristics, including loss of invested capital and the return of carried interest income previously distributed to the Company by certain private equity and capital markets entities. The nature of the Company’s involvement with VIEs includes direct and indirect investments and fee arrangements. The Company does not provide performance guarantees and has no other financial obligations to provide funding to VIEs other than its own capital commitments.

Consolidated Variable Interest Entities

In accordance with the methodology described in note 2, Apollo consolidated four VIEs under the amended consolidation guidance during 2010 and consolidated an additional VIE during the second quarter of 2011.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Three of the consolidated VIEs including the VIE formed during the second quarter 2011 were formed for the sole purpose of issuing collateralized notes to investors, which include one Apollo fund. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.

Additionally, one of the consolidated VIEs, which qualified as an asset-backed financing entity, was formed during the fourth quarter of 2010 and the Company determined that it was the primary beneficiary of such VIE. Based on a restructuring of this VIE which occurred later in the fourth quarter of 2010, the Company no longer possessed the power to direct the activities of such VIE resulting in deconsolidation of such VIE in the fourth quarter of 2010.

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

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of September 30, 2011 and December 31, 2010:

	Level I		Level II		Level III		Totals
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Investments, at fair value(1)(2)	$—	$—	$1,040,440	$1,172,242	$74,162	$170,369	$1,114,602	$1,342,611

	Level I		Level II		Level III		Totals
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Liabilities, at fair value(3)	$—	$—	$—	$—	$1,136,926	$1,127,180	$1,136,926	$1,127,180

(1)	During the first quarter of 2011, one of the consolidated VIEs sold all of its investments. At December 31, 2010, the cost and fair value of the investments of this VIE were $719.5 million and $684.1 million, respectively. The consolidated VIE had a net investment gain of $16.0 million relating to the sale for the nine months ended September 30, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the condensed consolidated statement of operations.
(2)	During the second quarter of 2011, the Company consolidated an additional VIE which included investments and notes.
(3)	At December 31, 2010, the cost and fair value of the term loans were $453.9 million and $408.7 million, respectively. The term loans were paid down in the first quarter of 2011, with payments totaling $412.1 million, resulting in a realized gain of $41.8 million. Combined with net unrealized depreciation on the term loans of $45.2 million, as such, the consolidated VIE had a net loss on term loans of $3.4 million for the nine months ended September 30, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the condensed consolidated statement of operations.

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

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, Beginning of Period	$272,991	$1,374,367	$170,369	$—
Transition adjustment relating to consolidation of VIE on January 1, 2010	—	—	—	1,102,114
Purchases	85,764	21,622	571,279	392,862
Sale of investments	(18,135)	(261,413)	(98,724)	(344,385)
Net realized gains	111	1,932	1,945	2,118
Net unrealized (losses) gains	(9,443)	33,256	(6,753)	18,109
Elimination of equity investment attributable to consolidated VIEs	—	19	—	(1,035)
Transfers out of Level III	(274,795)	—	(673,776)	—
Transfers into Level III	17,669	—	109,822	—

Balance, End of Period	$74,162	$1,169,783	$74,162	$1,169,783

Changes in net unrealized (losses) gains included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to investments still held at reporting date	$(2,337)	$25,042	$(1,886)	$12,601

Investments were transferred out of Level III into Level II and into Level III out of Level II, respectively, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services.

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, Beginning of Period	$1,174,568	$1,006,548	$1,127,180	$—
Transition adjustment relating to consolidation of VIE on January 1, 2010	—	—	—	706,027
Elimination of equity investments attributable to consolidated VIEs	1	19	5	(1,035)
Additions	—	—	454,356	320,154
Repayments	—	(118,871)	(412,057)	(136,110)
Net realized gains on debt	—	(3,804)	(41,819)	(5,483)
Net unrealized (gains) losses on debt	(37,643)	16,588	9,261	16,927

Balance, End of Period	$1,136,926	$900,480	$1,136,926	$900,480

Changes in net unrealized (gains) losses included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(37,643)	$4,399	$(35,966)	$436

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Net (Losses) Gains from Investment Activities of Consolidated Variable Interest Entities

The following table presents net (losses) gains from investment activities of the consolidated VIEs for the three and nine months ended September 30, 2011 and 2010, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized (losses) gains from investment activities	$(45,446)	$33,256	$(20,256)	$18,109
Net realized gains (losses) from investment activities	38	1,932	(12,581)	2,118

Net (losses) gains from investment activities	(45,408)	35,188	(32,837)	20,227

Net unrealized gains (losses) from debt	37,643	(16,588)	(9,261)	(16,927)
Net realized gains from debt	—	3,804	41,819	5,483

Net gains (losses) from debt	37,643	(12,784)	32,558	(11,444)

Interest and other income	14,831	15,435	39,779	38,864
Other expenses	(11,826)	(4,929)	(39,541)	(15,002)

Net (Losses) Gains from Investment Activities of Consolidated VIEs	$(4,760)	$32,910	$(41)	$32,645

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Investments of Consolidated VIEs

The following table presents a condensed summary of investments of the consolidated VIEs that are included in the condensed consolidated statements of financial condition as of September 30, 2011 and December 31, 2010:

	Fair Value as of September 30, 2011	% of Net Assets of Consolidated Funds and VIEs	Fair Value as of December 31, 2010	% of Net Assets of Consolidated Funds and VIEs
Corporate Loans:
North America
Chemicals	$24,218	1.6%	$13,950	0.7%
Communications
Intelsat Jackson term loan due February 1, 2014	—	—	105,659	5.4
Other	88,052	6.0	221,383	11.3

Communications	88,052	6.0	327,042	16.7

Consumer & Retail	151,729	10.3	114,931	5.9
Distribution & Transportation	8,393	0.6	7,794	0.4
Energy	35,240	2.4	25,026	1.3
Financial and Business Services	147,999	10.0	85,713	4.4
Healthcare	145,492	9.9	144,343	7.4
Manufacturing & Industrial	145,598	9.9	200,290	10.3
Media, Cable & Leisure	153,898	10.3	93,798	4.8
Metals & Mining	12,353	0.8	14,025	0.7
Packaging & Materials	30,231	2.1	21,066	1.1
Technology	99,660	6.8	34,862	1.8
Other	5,384	0.4	9,539	0.5

Total Corporate Loans – North America (amortized cost $1,082,073 and $1,075,287)	1,048,247	71.1	1,092,379	56.0

Europe
Chemicals	18,256	1.2	9,909	0.5
Consumer & Retail	—	—	75,007	3.8
Healthcare
Alliance Boots seniors facility B1 due July 5, 2015	—	—	143,105	7.3
Other	14,853	1.0	—	—

Healthcare	14,853	1.0	143,105	7.3

Manufacturing & Industrial	16,319	1.1	7,696	0.4
Media, Cable & Leisure	—	—	10,787	0.6
Technology	5,939	0.4	—	—

Total Corporate Loans – Europe (amortized cost $58,258 and $284,760)	55,367	3.7	246,504	12.6

Total Corporate Loans (amortized cost $1,140,331 and $1,360,047)	1,103,614	74.8	1,338,883	68.6

Corporate Bonds:
North America
Communications	—	—	1,564	0.1
Distribution & Transportation	4,721	0.3	4,160	0.2
Energy	—	—	3,640	0.2
Manufacturing & Industrial	770	0.1	—	—
Media, Cable & Leisure	6,242	0.4	3,550	0.2

Total Corporate Bonds – North America (amortized cost $12,472 and $12,406)	11,733	0.8	12,914	0.7

Europe
Media, Cable & Leisure	1,370	0.1	1,599	0.1

Total Corporate Bonds – Europe (amortized cost $1,400 and $1,519)	1,370	0.1	1,599	0.1

Total Corporate Bonds (amortized cost $13,872 and $13,925)	13,103	0.9	14,513	0.8
Elimination of equity investments attributable to consolidated VIEs	(2,115)	(0.1)	(10,785)	(0.6)

Total Investments, at fair value, of Consolidated VIEs (amortized cost $1,154,203 and $1,373,972)	$1,114,602	75.6%	$1,342,611	68.8%

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Senior Secured Notes, Subordinated Note, Term Loans—Included within debt are amounts due to third-party institutions of the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011					As of December 31, 2010
Description	Outstanding Principal Balance		Fair Value		Weighted Average Interest Rate	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Maturity Date	Interest Rate
Loans:
Term A Loan	$—		$—		—%	$146,502	$142,601	0.91%	October 29, 2012	BBA 3 mo. LIBOR (USD) plus 0.5%
Term B Loan	—		—		—	145,390	111,655	0.91%	June 13, 2013	BBA 3 mo. LIBOR (GBP) plus 0.5%
Term C Loan	—		—		—	161,984	154,394	0.91%	October 29, 2013	BBA 3 mo. LIBOR (USD) plus 0.5%

	—	(1)	—	(1)	—	453,876	408,650

Notes(1)(2)(3)
Senior secured notes – A1	215,400		215,400		2.14%	215,400	215,400	2.02%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 1.7%
Senior secured notes – A2	11,100		10,434		2.72%	11,100	10,767	2.48%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 2.25%
Senior secured notes – B	24,700		22,118		2.78%	24,700	22,971	2.52%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 2.30%
Subordinated note	70,946		69,134			70,946	70,376	N/A	May 20, 2020	N/A (7)

	322,146		317,086			322,146	319,514

Notes(1)(2)(4)
Senior secured notes – A1	262,000		256,760		2.05%	262,000	261,371	2.22%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 1.7%
Senior secured notes – A1	20,500		19,475		2.85%	20,500	19,959	3.05%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 2.5%
Senior secured notes – B	25,750		22,660		3.35%	25,750	24,426	3.58%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 3.0%
Senior secured notes – C	14,000		11,238		4.35%	14,000	12,604	4.62%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 4.0%
Senior secured notes – D	10,000		7,586		6.35%	10,000	9,398	6.71%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 6.0%
Subordinated note(5)	71,258		71,348			71,258	71,258	N/A	November 20, 2020	N/A (7)

	403,508		389,067			403,508	399,016

Notes(1)(2)(6)
Senior secured notes – A	274,500		269,696		1.67%	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 1.24%
Senior secured notes – B	58,500		54,698		2.33%	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 1.90%
Senior secured notes – C	29,812		25,936		3.18%	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 2.75%
Senior secured notes – D	20,250		16,301		3.63%	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 3.20%
Senior secured notes – E	23,625		17,719		4.63%	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 4.20%
Senior secured notes – F	11,270		8,058		5.93%	—	—	—	July 18, 2022	BBA 3 mo LIBOR (USD) plus 5.50%
Subordinated note	43,350		38,365			—	—	—	July 18, 2022	N/A (7)

	461,307		430,773			—	—

Total notes and loans	$1,186,961		$1,136,926			$1,179,530	$1,127,180

(1)	At December 31, 2010, the cost and fair value of the term loans were $453.9 million and $408.7 million, respectively. The term loans were paid down in the first quarter of 2011, with payments totaling $412.1 million, resulting in a gain of $41.8 million. Combined with net unrealized depreciation on the term loans of $45.2 million, the consolidated VIE had a net loss on term loans of $3.4 million for the nine months ended September 30, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the condensed consolidated statements of operations.
(2)	Each class of notes will mature at par on the stated maturity, unless previously redeemed or repaid. Principal will not be payable on the notes except in certain limited circumstances. Interest on the notes is payable quarterly in arrears on the outstanding amount of the notes on scheduled payment dates. The subordinated note will be fully redeemed on the stated maturity unless previously redeemed. The subordinated note may be redeemed, in whole but not in part, on or after the redemption or repayment in full of principal and interest on the secured notes. No interest accrues or is payable on the subordinated note.
(3)	The notes are subject to two coverage tests. These tests are primarily used to determine whether principal and interest may be paid on the secured notes and distributions may be made on the subordinated notes. The “Coverage Tests” consist of the Overcollateralization Ratio Test and the Interest Coverage Test; each test applies to each note. The Overcollateralization Ratio Test and Interest Coverage Test applicable to the indicated classes of secured notes will be satisfied as of any date on which such Coverage Test is applicable, if (1) the applicable Overcollateralization Ratio or Interest Coverage Ratio is at least equal to the applicable ratio or (2) the class or classes of secured notes is no longer outstanding. The applicable Interest Coverage Ratio for Class A Notes and B Notes is 110.0% and 105.0%, respectively. The applicable Overcollateralization Ratio for Class A Notes and B Notes is 137.5% and 126.4%, respectively.
(4)	The notes are subject to two coverage tests. These tests are primarily used to determine whether principal and interest may be paid on the secured notes and distributions may be made on the subordinated notes. The “Coverage Tests” consist of the Overcollateralization Ratio Test and the Interest Coverage Test; each test applies to each note. The Overcollateralization Ratio Test and Interest Coverage Test applicable to the indicated classes of secured notes will be satisfied as of any date on which such Coverage Test is applicable, if (1) the applicable Overcollateralization Ratio or Interest Coverage Ratio is at least equal to the applicable ratio or (2) the class or classes of secured notes is no longer outstanding. The applicable Interest Coverage Ratio for Class A Notes, Class B Notes, Class C Notes and Class D Notes is 110.0%, 105.0%, 102.0% and 101.0%, respectively. The applicable Overcollateralization Ratio for Class A Notes, Class B Notes, Class C Notes and Class D Notes is 135.59%, 124.76%, 120.13% and 117.39%, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

(5)	The subordinated notes were issued to an affiliate of the Company. Amount is reduced by approximately $2.1 million due to elimination of equity investment attributable to consolidated VIEs as of September 30, 2011 and December 31, 2010, respectively.
(6)	The notes are subject to two coverage tests. These tests are primarily used to determine whether principal and interest may be paid on the secured notes and distributions may be made on the subordinated notes or whether funds which would otherwise be used to pay interest on the Secured Notes other than the Class A Notes and the Class B Notes and to make distributions on the Subordinated Notes must instead be used to pay principal on one or more Classes of Secured Notes according to the priorities defined. The “Coverage Tests” consist of the Overcollateralization Ratio Test and the Interest Coverage Test; each test applies to each specified Class or Classes of Secured Notes. The Overcollateralization Ratio Test and Interest Coverage Test applicable to the indicated classes of secured notes will be satisfied as of any date of determination on which such Coverage Test is applicable, if (1) the applicable Overcollateralization Ratio or Interest Coverage Ratio is at least equal to the applicable ratio or (2) the class or classes of secured notes is no longer outstanding. The applicable Interest Coverage Ratio for Class A and B Notes, Class C Notes and Class D Notes is 100.0% in respect of the first determination date and 120% thereafter, 110.0%, and 105.0%, respectively. The applicable Overcollateralization Ratio for Class A and B Notes, Class C Notes, Class D Notes and Class E Notes is 125.1%, 118.0%, 113.5% and 107.7%, respectively.
(7)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

The consolidated VIEs have elected the fair value option to value the term loans and notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of September 30, 2011, the notes payable are classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the term loans and notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

The consolidated VIEs debt obligations contain various customary loan covenants as described above. As of the balance sheet date, the Company was not aware of any instances of noncompliance with any of these covenants.

Variable Interest Entities Which are Not Consolidated

The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.

The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary. In addition, the tables present the maximum exposure to loss relating to those VIEs.

	September 30, 2011
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$9,814,244		$(61,659)		$8,758
Capital Markets	2,728,999		(557,064)		10,940
Real Estate	2,252,563		(1,795,256)		—

Total	$14,795,806	(1)	$(2,413,979	)(2)	$19,698	(3)

(1)	Consists of $296,728 in cash, $14,046,259 in investments and $452,819 in receivables.
(2)	Represents $2,343,762 in debt and other payables, $68,336 in securities sold, not purchased, and $1,881 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

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

At September 30, 2011, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P., AutumnLeaf, L.P., and Apollo ALS Holdings, L.P. At September 30, 2011, the aggregate amount of such investments was $110.7 million. The Company’s ownership interest in AAA was 2.45% at September 30, 2011.

At December 31, 2010, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P., AutumnLeaf, L.P., Apollo ALS Holdings, L.P., and A.P. Charter Holdings, L.P. At December 31, 2010, the aggregate amount of such investments was $251.5 million. The Company’s ownership interest in AAA was 2.81% at December 31, 2010.

5. CARRIED INTEREST RECEIVABLE

The table below provides a roll-forward of the carried interest receivable balance for the nine months ended September 30, 2011:

	Private Equity	Capital Markets	Total
Carried interest receivable at January 1, 2011	$1,578,135	$288,938	$1,867,073
Carried interest loss from change in fair value of funds(1)	(699,950)	(76,456)	(776,406)
Foreign exchange loss	—	(655)	(655)
Fund cash distributions to the Company	(330,473)	(124,839)	(455,312)

Carried Interest Receivable at September 30, 2011	$547,712	$86,988	$634,700

(1)	As of September 30, 2011, the Company recorded a general partner obligation to return previously distributed carried interest income of $78.0 million, $24.2 million and $17.6 million relating to Fund VI, COF II and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds as of September 30, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

6. OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2011	December 31, 2010
Interest rate swap agreements	$4,893	$11,531
Deferred rent	12,960	10,318
Deferred taxes	2,269	2,424
Other	2,929	1,422

Total Other Liabilities	$23,051	$25,695

Interest Rate Swap Agreements—The principal financial instruments used for cash flow hedging purposes are interest rate swaps. Apollo enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively converted a portion of the Company’s variable rate debt under the AMH Credit Agreement (discussed in note 8) to a fixed rate, without exchanging the notional principal amounts. Apollo entered into an interest rate swap agreement whereby Apollo receives floating rate payments in exchange for fixed rate payments of 5.175%, on the notional amount of $167.0 million, effectively converting a portion of its floating rate borrowings to a fixed rate. The interest rate swap agreement expires in May 2012. Apollo has hedged only the risk related to changes in the benchmark interest rate (three month LIBOR). As of September 30, 2011 and December 31, 2010, the Company has recorded a liability of $4.9 million and $11.5 million, respectively, to recognize the fair value of this derivative.

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

The Company’s benefit (provision) for income taxes totaled $19.8 million and $(30.9) million for the three months ended September 30, 2011 and 2010, respectively and $7.5 million and $(47.6) million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s effective tax rate was approximately 1.1% and 18.9% for the three months ended September 30, 2011 and 2010, respectively and 0.5% and (24.4)% for the nine months ended September 30, 2011 and 2010, respectively.

Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company determined that no unrecognized tax benefits for uncertain tax positions were required to be recorded. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local, and foreign tax authorities. As of September 30, 2011 and December 31, 2010, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2008 through 2010 are open under the normal statute of limitations and therefore subject to examination.

8. DEBT

Debt consists of the following:

	September 30, 2011			December 31, 2010
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	5.43	%(1)	$728,273	3.78	%(1)
CIT secured loan agreement	10,350	3.39		23,252	3.50

Total Debt	$738,623	5.38%		$751,525	3.77%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH has irrevocably elected three-month LIBOR for $433 million of the debt for three years from the closing date of the AMH Credit Agreement and $167 million of the debt for five years from the closing date of the AMH Credit Agreement. The interest rate swap agreements related to the $433 million notional amount were comprised of two components: a $333 million portion and a $100 million portion. The interest rate swap agreement related to the $333 million portion expired in May 2010. The interest rate swap agreement related to the $100 million portion expired in November 2010. The interest rate swap agreement related to the $167 million notional amount expires in May 2012. The remaining amount of the debt is computed currently based on three-month LIBOR. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for loans with extended maturity, as discussed below, and 1.00% for loans without the extended maturity as of September 30, 2011 and 4.25% for loans with extended maturity and 1.50% for loans without the extended maturity as of December 31, 2010). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the credit facility. Pursuant to this amendment, AMH was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, AMH is required to repurchase at least $50.0 million aggregate principal amount of term loans by December 31, 2014 and at least $100.0 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio was also extended to end at the new loan term maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and ABR plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in a debt extinguishment which did not result in any gain or loss.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased) of the loan at September 30, 2011 was 4.05% and the interest rate on the remaining $5.0 million portion of the loan at September 30, 2011 was 1.30%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $745.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at September 30, 2011 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of September 30, 2011 and December 31, 2010, the AMH Credit Agreement is guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of September 30, 2011, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $51.3 million, $43.0 million, $47.4 million, $44.8 million and $(1,025.6) million, respectively. As of December 31, 2010, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH were $123.1 million, $24.0 million, $39.0 million, $136.0 million and $(1,126.6) million, respectively.

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

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of September 30, 2011, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreement—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At September 30, 2011, the interest rate was 3.40%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreement for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of September 30, 2011, the carrying value of the remaining CIT secured loan is $10.4 million.

Apollo has determined that the carrying value of this debt approximates fair value as the loans are primarily variable rate in nature.

9. NET (LOSS) INCOME PER CLASS A SHARE

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

The table below presents basic and diluted net (loss) income per Class A share using the two-class method for the three and nine months ended September 30, 2011 and 2010:

	Basic and Diluted
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
Numerator:
Net (loss) income attributable to Apollo Global Management, LLC	$(466,926)		$24,140		$(479,759)		$(111,666)
Dividends declared on Class A shares	(29,521	)(1)	(6,854	)(2)	(72,947	)(1)	(13,598	)(2)
Dividend equivalents on participating securities	(5,080)		(1,439)		(13,044)		(2,399)
Earnings allocable to participating securities(3)	—		—		—		—

Net (Loss) Income Attributable to Class A Shareholders	$(501,527)		$15,847		$(565,750)		$(127,663)

Denominator:
Weighted average number of Class A shares outstanding	122,381,069		97,757,567		113,941,869		96,637,785

Net (loss) income per Class A share: Basic and Diluted(4)
Distributable Earnings	$0.24		$0.07		$0.64		$0.14
Undistributed (loss) income	(4.10)		0.16		(4.97)		(1.32)

Net (Loss) Income per Class A Share	$(3.86)		$0.23		$(4.33)		$(1.18)

(1)	The Company declared a $0.17 dividend on Class A shares on January 4, 2011, a $0.22 dividend on Class A shares on May 12, 2011, and a $0.24 dividend on Class A shares on August 9, 2011. As a result, there is an increase in net loss attributable to Class A shareholders presented during the three and nine months ended September 30, 2011.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

(2)	The Company declared a $0.07 dividend on Class A shares in May 27, 2010 and August 2, 2010. As a result, there is an increase in net loss attributable to Class A shareholders presented during the three and nine months ended September 30, 2010.
(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in losses of the Company with the Class A shareholders.
(4)	For the three and nine months ended September 30, 2011 and 2010, unvested RSUs, AOG Units and the share options were determined to be anti-dilutive. Therefore, basic and diluted net loss per share is presented as identical for these periods.

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the 2007 Omnibus Equity Incentive Plan. Certain RSU grants to Company employees during 2010 and 2011 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to Company employees in 2010 and 2011 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of September 30, 2011, approximately 16.3 million vested RSUs and 6.4 million unvested RSUs were eligible for participation in distribution equivalents.

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

On July 11, 2011, the Company issued 0.1 million Class A shares in exchange for vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On August 15, 2011, the Company issued 1.2 million Class A shares, in exchange for vested RSUs. This issuance caused the Company’s ownership in the Apollo Operating Group to increase to 33.9% from 33.7%. As Holdings did not participate in this Class A issuance, its ownership in the Apollo Operating Group decreased from 66.3% to 66.1%.

10. EQUITY-BASED COMPENSATION

AOG Units

As a result of the service requirement, the fair value of the AOG Units of approximately $5.6 billion is being charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the nine months ended September 30, 2011 and 2010, $774.6 million and $774.7 million of compensation expense was recognized, respectively. For the three months ended September 30, 2011 and 2010, $258.2 million and $258.0 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 3% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of September 30, 2011, there was $764.2 million of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next two years.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes the activity of the AOG Units for the nine months ended September 30, 2011:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	66,742,906	$23.13
Granted	—	—
Forfeited	—	—
Vested at September 30, 2011	(33,112,272)	23.39

Balance at September 30, 2011	33,630,634	$22.88

Units Expected to Vest—As of September 30, 2011, approximately 33,400,000 AOG Units are expected to vest over the next two years.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. All grants consider the public share price of the Company. The fair value of Plan Grants made in 2011 was approximately $88.7 million, based on grant date fair value, and are discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value will be charged to compensation expense on a straight-line basis over the vesting period, which generally can be up to 24 quarters or annual vesting over three years. The actual forfeiture rate was 1.3% and 8.4% for the nine months ended September 30, 2011 and 2010, respectively, and 0.4% and 1.8% for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, $78.6 million and $56.9 million of compensation expense was recognized, respectively. For the three months ended September 30, 2011 and 2010, $27.8 million and $21.7 million of compensation expense was recognized, respectively.

Delivery of Class A Shares

The delivery of RSUs does not cause a transfer of amounts in the Condensed Consolidated Statement of Changes in Shareholders’ Equity to the Class A Shareholders. The delivery of Class A shares for vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the three months ended September 30, 2011, the Company delivered 1.3 million Class A shares in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 33.9% from 33.7%. Upon conversion of the AOG Units, there will be a transfer of amounts from Non-Controlling Interests to the Company’s equity.

The following table summarizes RSU activity for the nine months ended September 30, 2011:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2011	23,442,916	$10.25	15,642,921	39,085,837
Granted	5,467,855	16.22	—	5,467,855
Forfeited	(380,745)	11.07	—	(380,745)
Delivered	—	9.36	(4,623,933)	(4,623,933)
Vested at September 30, 2011	(5,298,969)	11.20	5,298,969	—

Balance at September 30, 2011	23,231,057	$11.43	16,317,957	39,549,014 (1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Units Expected to Vest—As of September 30, 2011, approximately 21,800,000 RSUs are expected to vest.

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, 5,000,000 options were granted on December 2, 2010. These options shall vest and become exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016. In addition, 555,556 options were granted on January 22, 2011 and 25,000 options were granted on April 9, 2011. The options granted on January 22, 2011 shall vest and become exercisable with respect to half of the option shares on December 31, 2011 and the other half on December 31, 2012. The options granted on April 9, 2011 shall vest and become exercisable with respect to half of the options shares on December 31, 2011 and the other half in four equal quarterly installments starting on March 31, 2012 and thereafter, ending on December 31, 2012. For the three and nine months ended September 30, 2011, $1.6 million and $4.8 million of compensation expense was recognized as a result of these grants, respectively.

Apollo measures fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2011:

Assumptions:	2011(2)
Risk-free interest rate	2.79%
Weighted average expected dividend yield	2.25%
Expected volatility factor	40.22	%(1)
Expected life in years	5.72
Fair Value of options per share	$8.44

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices.
(2)	Represents weighted average of 2011 grants.

The following table summarizes the share option activity for the nine months ended September 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2011	5,000,000	$8.00	$28,100	9.92
Granted	580,556	9.39	4,896	9.34
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at September 30, 2011	5,580,556	$8.14	$32,996	9.19

Units Expected to Vest—As of September 30, 2011, approximately 5,250,000 options are expected to vest.

The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at September 30, 2011 was $27.9 million and is expected to be recognized over a weighted average period of 4.8 years. None of the share options were vested or exercisable at September 30, 2011.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depository units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The RDUs subject to incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

vested AAA RDUs. The fair value of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value considers the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA. During the nine months ended September 30, 2011 and 2010, the actual forfeiture rate was 0% and 1.4%, respectively. During the three months ended September 30, 2011 and 2010, the actual forfeiture rate was 0% and 0%, respectively. For the nine months ended September 30, 2011 and 2010, $0.4 million and $3.3 million of compensation expense was recognized, respectively. For the three months ended September 30, 2011 and 2010, $0.2 million and $2.0 million of compensation expense was recognized, respectively.

During the nine months ended September 30, 2011 and 2010, the Company delivered 389,785 and 389,892 RDUs, respectively, to individuals who had vested in these units. The delivery in 2011 resulted in a reduction of the accrued compensation liability of $3.8 million and the recognition of a net decrease of additional paid in capital of $2.8 million. These amounts are presented in the condensed consolidated statement of changes in shareholders’ equity. There was a $0.4 million liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of September 30, 2011. The following table summarizes RDU activity for the nine months ended September 30, 2011:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2011	166,667	$7.20	389,785	556,452
Granted	82,107	10.50	—	82,107
Forfeited	—	—	—	—
Delivered	—	10.54	(389,785)	(389,785)
Vested	—	—	—	—

Balance at September 30, 2011	248,774	$8.29	—	248,774

Units Expected to Vest—As of September 30, 2011, approximately 219,000 RDUs are expected to vest over the next three years.

The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2011	1,979,031
Purchases	59,494
Granted	(82,107)
Forfeited	—

Balance at September 30, 2011	1,956,418

Restricted Stock and Restricted Stock Unit Awards—Apollo Commercial Real Estate Finance, Inc. (“ARI”)

On April 1, 2011 and August 4, 2011, 5,000 and 152,750 ARI restricted stock units (“ARI RSUs”), respectively, were granted to certain of the Company’s employees. On August 4, 2011, 156,000 ARI RSUs were granted to the Company. These awards generally vest over three years or twelve calendar quarters. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statement of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for certain restrictions. For the nine months ended September 30, 2011 and 2010, $1.5 million and $1.2 million of management fees and $0.8 million and $0.6 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three months ended September 30, 2011 and 2010, $0.8 million and $0.5 million of management fees and $0.4 million and $0.2 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0% and 0% for the three and nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the nine months ended September 30, 2011:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of RSUs Outstanding
Balance at January 1, 2011	65,002	96,250	$17.57	22,709	118,959
Granted to employees of the Company	—	157,750	14.88	—	157,750
Granted to the Company	—	156,000	14.85	—	156,000
Forfeited by employees of the Company	—	—	—	—	—
Vested awards for employees of the Company	—	(39,167)	16.97	39,167	—
Vested awards of the Company	(24,375)	—	18.48		—

Balance at September 30, 2011	40,627	370,833	$15.51	61,876	432,709

Units Expected to Vest—As of September 30, 2011, approximately 358,000 and 40,627 shares of ARI RSUs and ARI restricted stock, respectively, are expected to vest.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc. (“AMTG”)

On July 27, 2011, 18,750 and 11,250 AMTG restricted stock units (“AMTG RSUs”) were granted to the Company and certain of the Company’s employees, respectively. The fair value of the Company and employee awards granted was $0.3 million and $0.2 million, respectively. These awards generally vest over three years or twelve calendar quarters, with the first quarter vesting on October 1, 2011. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statement of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations.

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for certain restrictions. For the three and nine months ended September 30, 2011, $0.1 million and $0.1 million of management fees and $0.0 million and $0.0 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 0% for the three and nine months ended September 30, 2011, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the nine months ended September 30, 2011:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2011	—	$—	—	—
Granted to employees of the Company	11,250	16.69	—	11,250
Granted to the Company	18,750	18.20	—	18,750
Forfeited by employees of the Company	—	—	—	—
Vested awards of the Company	—	—	—	—
Vested awards for Management Shares of the Company	—	—	—	—

Balance at September 30, 2011	30,000	$17.63	—	30,000

Units Expected to Vest— As of September 30, 2011, approximately 29,000 AMTG RSUs are expected to vest.

Equity-Based Compensation Allocation

Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of the AOG Units is allocated to Shareholders’ Equity attributable to Apollo Global Management, LLC and the Non-Controlling Interests, which results in a difference in the amounts charged to equity-based compensation expense and the amounts credited to Shareholders’ Equity attributable to Apollo Global Management, LLC in the Company’s condensed consolidated financial statements.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2011:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,190	66.1%	$170,994	$87,196
RSUs and Share Options	29,451	—	—	29,451
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	414	66.1	273	141
AAA RDUs	153	66.1	100	53

Total Equity-Based Compensation	$288,208		171,367	116,841

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(373)	(194)

Capital Increase Related to Equity-Based Compensation			$170,994	$116,647

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2010:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,046	71.0%	$183,356	$74,690
RSUs	21,667	—	—	21,667
ARI Restricted Stock Awards and ARI RSUs	179	71.0%	126	53
AAA RDUs	2,022	71.0%	1,431	591

Total Equity-Based Compensation	$281,914		184,913	97,001

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(1,557)	(644)

Capital Increase Related to Equity-Based Compensation			$183,356	$96,357

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2011:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$774,572	66.1%	$525,910	$248,662
RSUs and Share Options	83,376	—	—	83,376
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	848	66.1	561	287
AAA RDUs	377	66.1	249	128

Total Equity-Based Compensation	$859,173		526,720	332,453

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(810)	(415)

Capital Increase Related to Equity-Based Compensation			$525,910	$332,038

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2010:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$774,718	71.0%	$552,322	$222,396
RSUs	56,859	—	—	56,859
ARI Restricted Stock Awards and ARI RSUs	600	71.0%	426	174
AAA RDUs	3,343	71.0%	2,374	969

Total Equity-Based Compensation	$835,520		555,122	280,398

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(2,800)	(1,143)

Capital Increase Related to Equity-Based Compensation			$552,322	$279,255

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

11. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES

The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

Due from affiliates and due to affiliates are comprised of the following:

	As of September 30, 2011	As of December 31, 2010
Due from Affiliates:
Due from private equity funds	$25,933	$52,128
Due from portfolio companies	57,804	42,933
Management and advisory fees receivable from capital markets funds	25,359	19,095
Due from capital markets funds	11,131	13,612
Due from Contributing Partners, employees and former employees	38,052	8,496
Due from real estate funds	14,519	5,887
Other	1,313	2,212

Total Due from Affiliates	$174,111	$144,363

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$451,606	$491,402
Due to private equity funds	90,433	20,890
Due to capital markets funds	41,785	—
Due to real estate funds	1,200	1,200
Other	9,467	4,153

Total Due to Affiliates	$594,491	$517,645

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

In April 2011, Apollo made a $39.8 million cash payment against the tax receivable agreement to the Managing and Contributing Partners resulting from a realized tax benefit for the 2010 tax year. Included in the payment was $29.0 thousand and $3.0 thousand of interest paid to the Managing Partners and Contributing Partners, respectively. Additionally, the Company deferred 25% of the TRA payment intended to be paid to the Managing Partners on April 5, 2011. The deferred payment of $12.1 million is expected to be paid in 2014.

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

Due from Contributing Partners, Employees and Former Employees

The Company has accrued approximately $30.1 million in receivables from the Contributing Partners and certain employees and former employees for the potential return of carried interest income that would be due if the private equity funds were liquidated at the balance sheet date. Also see Due to Private Equity Funds, and Due to Capital Markets Funds.

Management Fee Waiver and Notional Investment Program

Apollo has forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $19.5 million and $19.7 million for the nine months ended September 30, 2011 and 2010, respectively, and $4.1 million and $5.1 million for the three months ended September 30, 2011 and 2010, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Distributions

The table below presents the determination, declaration, and payment of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
May 27, 2010	$0.07	June 15, 2010	$6.7	$16.8	$23.5	$1.0
August 2, 2010	$0.07	August 25, 2010	$6.9	$16.8	$23.7	$1.4
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	$0.22	June 1, 2011	$26.8	$52.8	$79.6	$4.7
August 9, 2011	$0.24	August 29, 2011	$29.5	$57.6	$87.1	$5.1

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

Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. During the three and nine months ended September 30, 2011, the Company recorded an indemnification expense of $0.8 million.

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. At December 31, 2010, the total outstanding loan aggregated $20.5 million, including accrued interest of $1.6 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statement of financial condition. As of September 30, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $0.9 million which approximated fair value, of which approximately $6.4 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In addition, assuming Fund VI is liquidated on the balance sheet date, the Company has also accrued a liability to Fund VI of $78.0 million, in connection with the potential general partner obligation to return carried interest income that was previously distributed from Fund VI. Of this amount, approximately $22.9 million is receivable from Contributing Partners, employees and former employees.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Due to Capital Markets Funds

Similar to the private equity funds, certain capital markets funds allocate carried interest income to the Company. Assuming COF II is liquidated on the balance sheet date, the Company has also accrued a liability to COF II of $24.2 million, in connection with the potential general partner obligation to return carried interest income that was previously distributed from COF II. Of this amount, approximately $7.2 million is receivable from Contributing Partners, employees and former employees. Additionally, assuming SOMA liquidated on the balance sheet date, the Company has accrued a liability to SOMA of $17.6 million, in connection with the potential general partner obligation for carried interest income that was previously distributed from SOMA.

See “Contingent Obligations” section for further discussion of potential future maximum reversal of carried interest income.

Broker Dealer

During 2011, the Company formed Apollo Global Securities, LLC, which acts as a broker dealer. From time to time, this entity is involved in transactions with affiliates of Apollo whereby Apollo Global Securities, LLC will earn transaction and advisory fees.

Due to Strategic Investor/Strategic Relationship Agreement

On April 20, 2010, the Company announced that it entered into a new strategic relationship agreement with the California Public Employees’ Retirement System (“CalPERS”). The strategic relationship agreement provides that Apollo will reduce management and other fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS.

Underwriting Fee Paid for ARI

The Company incurred $8.0 million in underwriting expenses for the benefit of ARI, which may be repaid to the Company if during any period of four consecutive calendar quarters during the sixteen full calendar quarters after the consummation of ARI’s initial public offering on September 29, 2009, ARI’s core earnings, as defined in the corresponding management agreement, for any such four-quarter period exceeds an 8% performance hurdle rate. During the second quarter of 2011, the core earnings had exceeded the hurdle rate and the Company recorded $8.0 million of other income in the condensed consolidated statement of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Interests in Consolidated Entities

These amounts relate to equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net loss (income) attributable to Non-Controlling Interests consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
AAA(1)	$329,649	$(96,723)	$134,347	$(194,619)
Consolidated VIEs(2)	4,760	(32,910)	41	(32,645)
Former employees(3)	(4,149)	(3,433)	(9,383)	(13,200)

Net loss (income) attributable to Non-Controlling Interests in consolidated entities	330,260	(133,066)	125,005	(240,464)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	946,757	24,874	992,719	371,787

Net loss (income) attributable to Non-Controlling Interests	$1,277,017	$(108,192)	$1,117,724	$131,323

(1)	Reflects the Non-Controlling Interests in the net loss (income) of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% and 97% during the three and nine months ended September 30, 2011 and 2010, respectively.
(2)	Reflects the Non-Controlling Interests in the net loss (income) of the consolidated VIEs and includes $4.6 million and $14.2 million of losses recorded within appropriated partners’ deficit related to consolidated VIEs during the three and nine months ended September 30, 2011, respectively, and $3.2 million of gains and $0.4 million of losses recorded within appropriated partners’ deficit related to consolidated VIEs during the three and nine months ended September 30, 2010, respectively.
(3)	Reflects the remaining interest held by certain former employees in the net income of our capital markets management companies.

12. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders, in connection with their capital commitment to certain funds managed by the Company. As of September 30, 2011, the maximum exposure relating to these financial guarantees approximated $5.0 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), the Company may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of September 30, 2011, the Company has no current obligations to Artus.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, capital markets and real estate funds, Apollo has unfunded capital commitments as of September 30, 2011 and December 31, 2010 of $147.0 million and $140.6 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the Company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. In an order dated August 18, 2010, the Court granted in part and denied in part plaintiffs’ motion to expand the complaint and to obtain additional discovery. The Court ruled that plaintiffs could amend the complaint and obtain discovery in a second discovery phase limited to eight additional transactions. The Court gave the plaintiffs until September 17, 2010 to amend the complaint to include the additional eight transactions. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding the additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file the fourth amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo Global Management, LLC, as a defendant. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. The Court set April 17, 2012 as the deadline for completing all fact discovery. Currently, the Company does not believe that a loss from liability in this case is either probable or reasonably estimable. The Court granted Apollo’s motion to dismiss plaintiffs’ initial complaint in 2008, ruling that Apollo was released from the only transaction in which it allegedly was involved. While plaintiffs have survived Apollo’s motion to dismiss the fourth amended complaint, the Court stated in denying the motion that it will consider the statute of limitations (one of the bases for Apollo’s motion to dismiss) at the summary judgment stage. Based on the applicable statute of limitations, among other reasons, Apollo believes that plaintiffs’ claims lack factual and legal merit. For these reasons, no estimate of possible loss, if any, can be made at this time.

Apollo believes that this action is without merit and intends to defend itself vigorously.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of Apollo’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another investment manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Apollo believes that it has handled its use of placement agents in an appropriate manner.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material effect on its financial statements. Legal actions material to Apollo could, however, arise in the future.

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

As of September 30, 2011, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Aggregate minimum future payments	$7,667	$29,870	$29,317	$29,047	$21,332	$114,204	$231,437

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $11.3 million and $7.2 million for the three months ended September 30, 2011 and 2010, respectively, and $28.8 million and $21.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2011, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Other long-term obligations	$5,543	$8,492	$630	$—	$—	$—	$14,665

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through September 30, 2011 and that would be reversed approximates $1.0 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of September 30, 2011
Fund VII	$351,096
Fund V	264,906
Fund IV	253,262
COF I	72,547
COF II	32,733
EPF	24,261
AIE II	21,169
AAA	17,213
SVF	3,956
VIF	2,949
FCI I	481

Total	$1,044,573

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 11, the Company has recorded a general partner obligation to return previously distributed carried interest income of $78.0 million, $24.2 million and $17.6 million relating to Fund VI, COF II and SOMA as of September 30, 2011, respectively.

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

The Company is subject to a concentration risk related to the investors in its funds. As of September 30, 2011, there were more than approximately 1,000 limited partner investors in Apollo’s active private equity, capital markets and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At September 30, 2011 and December 31, 2010, $738.6 million and $751.5 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest, respectively. However, as of September 30, 2011 and December 31, 2010, $167.0 million of the debt had been effectively converted to a fixed rate using interest rate swaps as discussed in note 8.

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

•

Real estate—primarily invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

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

The following tables present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

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

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2011:

	As of and for the Three Months Ended September 30, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$14,891	$1,831	$472	$17,194
Management fees from affiliates	65,173	47,250	10,596	123,019
Carried interest loss from affiliates	(1,358,616)	(260,467)	—	(1,619,083)

Total Revenues	(1,278,552)	(211,386)	11,068	(1,478,870)
Expenses	(437,846)	(22,839)	13,792	(446,893)
Other (Loss) Income	(40,492)	(68,036)	42	(108,486)

Economic Net Loss	$(881,198)	$(256,583)	$(2,682)	$(1,140,463)

Total Assets	$1,579,798	$1,045,139	$89,645	$2,714,582

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the three months ended September 30, 2011:

	As of and for the Three Months Ended September 30, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$(1,478,870)		$(710	)(1)	$(1,479,580)
Expenses	(446,893)		288,793	(2)	(158,100)
Other loss	(108,486)		(333,824	)(3)	(442,310)

Economic Net Loss	$(1,140,463	)(4)	N/A		N/A

Total Assets	$2,714,582		$2,616,189	(5)	$5,330,771

(1)	Represents advisory and management fees earned from a consolidated VIE which is eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to equity-based compensation.
(3)	Results from the following:

For the Three Months Ended September 30, 2011
Net losses from investment activities	$(337,051)
Net losses from investment activities of consolidated variable interest entities	(4,760)
Gain from equity method investments	7,987

Total Consolidation Adjustments	$(333,824)

(4)	The reconciliation of Economic Net Loss to Net Loss attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended September 30, 2011
Economic Net Loss	$(1,140,463)
Income tax benefit	19,847
Net income attributable to Non-Controlling Interests in consolidated entities(6)	(4,149)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	946,757
Non-cash charges related to equity-based compensation(7)	(288,208)
Income from a consolidated VIE	(710)

Net Loss Attributable to Apollo Global Management, LLC	$(466,926)

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(6)	Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units of $258.2 million, RSUs and share options of $29.4 million (Plan Grants made in connection with the 2007 private placement of $11.4 million, other Plan Grants made to new hires on a merit basis of $6.3 million, Bonus Grants of $9.9 million and share options of $1.8 million), ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs of $0.4 million and AAA RDUs of $0.2 million as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended September 30, 2011:

	For the Three Months Ended September 30, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$14,891	$—	$14,891	$1,831	$—	$1,831
Management fees from affiliates	65,173	—	65,173	47,250	—	47,250
Carried interest (loss) income from affiliates:
Unrealized losses(1)	—	(1,399,141)	(1,399,141)	—	(284,120)	(284,120)
Realized gains	—	40,525	40,525	11,300	12,353	23,653

Total Revenues	80,064	(1,358,616)	(1,278,552)	60,381	(271,767)	(211,386)
Compensation and benefits	32,415	(497,161)	(464,746)	29,053	(69,970)	(40,917)
Other expenses	26,900	—	26,900	18,078	—	18,078

Total Expenses	59,315	(497,161)	(437,846)	47,131	(69,970)	(22,839)

Other Loss	(981)	(39,511)	(40,492)	(8,292)	(59,744)	(68,036)

Economic Net Income (Loss)	$19,768	$(900,966)	$(881,198)	$4,958	$(261,541)	$(256,583)

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(77,984), $(24,208), and $(17,576) with respect to Fund VI, COF II and SOMA, respectively, for the three months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Three Months Ended September 30, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$472	$—	$472
Management fees from affiliates	10,596	—	10,596
Carried interest income from affiliates	—	—	—

Total Revenues	11,068	—	11,068
Compensation and benefits	6,965	—	6,965
Other expenses	6,827	—	6,827

Total Expenses	13,792	—	13,792

Other (Loss) Income	(192)	234	42

Economic Net (Loss) Income	$(2,916)	$234	$(2,682)

	For the Three Months Ended September 30, 2010
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$16,964	$2,541	$—	$19,505
Management fees from affiliates	64,489	40,419	1,812	106,720
Carried interest loss from affiliates	228,125	104,301	—	332,426

Total Revenues	309,578	147,261	1,812	458,651
Expenses	155,958	57,481	10,487	223,926
Other Income	60,093	20,335	123	80,551

Economic Net Income (Loss)	$213,713	$110,115	$(8,552)	$315,276

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the three months ended September 30, 2010:

	For the Three Months Ended September 30, 2010
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$458,651		$—		$458,651
Expenses	223,926		282,077	(1)	506,003
Other income	80,551		129,989	(2)	210,540

Economic Net Income	$315,276	(3)	N/A		N/A

(1)	Represents the addition of expenses of AAA and expenses related to equity-based compensation.
(2)	Results from the following:

For the Three Months Ended September 30, 2010
Net gains from investment activities	$101,210
Net gains from investment activities of consolidated variable interest entities	32,910
Loss from equity method investments	(3,926)
Interest income	18
Other loss	(223)

Total Consolidation Adjustments	$129,989

(3)	The reconciliation of Economic Net Income to Net Loss Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended September 30, 2010
Economic Net Income	$315,276
Income tax provision	(30,856)
Net income attributable to Non-Controlling Interests in consolidated entities(4)	(3,433)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	24,874
Non-cash charges related to equity-based compensation(5)	(281,914)
Net income of Commodities Trading Fund	193

Net Income Attributable to Apollo Global Management, LLC	$24,140

(4)	Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.
(5)	Includes impact of non-cash charges related to amortization of AOG Units of $258.0 million, RSUs of $21.7 million (Plan Grants made in connection with the 2007 private placement of $11.9 million, other Plan Grants made to new hires on a merit basis of $4.0 million and Bonus Grants of $5.8 million), ARI Restricted Stock Awards and ARI RSUs of $0.2 million and AAA RDUs of $2.0 million as discussed in note 10 to the condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended September 30, 2010:

	For the Three Months Ended September 30, 2010
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$16,964	$—	$16,964	$2,541	$—	$2,541
Management fees from affiliates	64,489	—	64,489	40,419	—	40,419
Carried interest income from affiliates:
Unrealized gains	—	228,125	228,125	—	83,696	83,696
Realized gains	—	—	—	11,500	9,105	20,605

Total Revenues	81,453	228,125	309,578	54,460	92,801	147,261

Compensation and benefits	34,201	97,203	131,404	21,325	24,290	45,615
Other expenses	24,554	—	24,554	11,866	—	11,866

Total Expenses	58,755	97,203	155,958	33,191	24,290	57,481

Other Income	42,445	17,648	60,093	6,741	13,594	20,335

Economic Net Income	$65,143	$148,570	$213,713	$28,010	$82,105	$110,115

	For the Three Months Ended September 30, 2010
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	1,812	—	1,812
Carried interest income from affiliates	—	—	—

Total Revenues	1,812	—	1,812

Compensation and benefits	4,920	—	4,920
Other expenses	5,567	—	5,567

Total Expenses	10,487	—	10,487

Other (Loss) Income	(41)	164	123

Economic Net (Loss) Income	$(8,716)	$164	$(8,552)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

The following table presents the financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2011:

	As of and for the Nine Months Ended September 30, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$51,533	$8,161	$472	$60,166
Management fees from affiliates	196,154	136,677	29,525	362,356
Carried interest loss from affiliates	(777,935)	(118,239)	—	(896,174)

Total Revenues	(530,248)	26,599	29,997	(473,652)
Expenses	(65,349)	123,619	44,242	102,512
Other (Loss) Income	(11,344)	(33,664)	10,483	(34,525)

Economic Net Loss	$(476,243)	$(130,684)	$(3,762)	$(610,689)

Total Assets	$1,579,798	$1,045,139	$89,645	$2,714,582

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the nine months ended September 30, 2011:

	As of and for the Nine Months Ended September 30, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$(473,652)		$(710	)(1)	$(474,362)
Expenses	102,512		860,975	(2)	963,487
Other loss	(34,525)		(132,586	)(3)	(167,111)

Economic Net Loss	$(610,689	)(4)	N/A		N/A

Total Assets	$2,714,582		$2,616,189	(5)	$5,330,771

(1)	Represents advisory and management fees earned from a consolidated VIE which is eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to equity-based compensation.
(3)	Results from the following:

For the Nine Months Ended September 30, 2011
Net losses from investment activities	$(135,872)
Net losses from investment activities of consolidated VIEs	(41)
Gain from equity method investments	3,327

Total Consolidation Adjustments	$(132,586)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

(4)	The reconciliation of Economic Net Loss to Net Loss attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Nine Months Ended September 30, 2011
Economic Net Loss	$(610,689)
Income tax benefit	7,477
Net income attributable to Non-Controlling Interests in consolidated entities(6)	(9,383)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	992,719
Non-cash charges related to equity-based compensation(7)	(859,173)
Income from a consolidated VIE	(710)

Net Loss Attributable to Apollo Global Management, LLC	$(479,759)

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(6)	Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units of $774.6 million, RSUs and share options of $83.4 million (Plan Grants made in connection with the 2007 private placement of $35.2 million, other Plan Grants made to new hires on a merit basis of $19.5 million, Bonus Grants of $23.7 million and share options of $5.0 million), ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs of $0.8 million and AAA RDUs of $0.4 million as discussed in note 10 to the condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the nine months ended September 30, 2011:

	For the Nine Months Ended September 30, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$51,533	$—	$51,533	$8,161	$—	$8,161
Management fees from affiliates	196,154	—	196,154	136,677	—	136,677
Carried interest (loss) income from affiliates:
Unrealized losses(1)	—	(1,108,408)	(1,108,408)	—	(189,208)	(189,208)
Realized gains	—	330,473	330,473	35,040	35,929	70,969

Total Revenues	247,687	(777,935)	(530,248)	179,878	(153,279)	26,599
Compensation and benefits	98,011	(245,130)	(147,119)	82,177	(27,618)	54,559
Other expenses	81,770	—	81,770	69,060	—	69,060

Total Expenses	179,781	(245,130)	(65,349)	151,237	(27,618)	123,619

Other Income (Loss)	7,824	(19,168)	(11,344)	(5,087)	(28,577)	(33,664)

Economic Net Income (Loss)	$75,730	$(551,973)	$(476,243)	$23,554	$(154,238)	$(130,684)

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(77,984), $(24,208), and $(17,576) with respect to Fund VI, COF II and SOMA, respectively, for the nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$472	$—	$472
Management fees from affiliates	29,525	—	29,525
Carried interest income from affiliates	—	—	—

Total Revenues	29,997	—	29,997
Compensation and benefits	24,600	—	24,600
Other expenses	19,642	—	19,642

Total Expenses	44,242	—	44,242

Other Income	9,842	641	10,483

Economic Net (Loss) Income	$(4,403)	$641	$(3,762)

	For the Nine Months Ended September 30, 2010
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$49,063	$8,355	$—	$57,418
Management fees from affiliates	193,939	117,670	5,027	316,636
Carried interest income from affiliates	258,441	129,030	—	387,471

Total Revenues	501,443	255,055	5,027	761,525
Expenses	295,360	139,897	23,776	459,033
Other Income	96,356	16,120	317	112,793

Economic Net Income (Loss)	$302,439	$131,278	$(18,432)	$415,285

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the nine months ended September 30, 2010:

	For the Nine Months Ended September 30, 2010
	Total Reportable Segments		Consolidation Adjustments and Other		Condensed Consolidated
Revenues	$761,525		$—		$761,525
Expenses	459,033		837,570	(1)	1,296,603
Other income	112,793		226,934	(2)	339,727

Economic Net Income	$415,285	(3)	N/A		N/A

(1)	Represents the addition of expenses of AAA and expenses related to equity-based compensation.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

(2)	Results from the following:

For the Nine Months Ended September 30, 2010
Net gains from investment activities	$201,926
Net gains from investment activities of consolidated variable interest entities	32,645
Loss from equity method investments	(7,434)
Interest income	20
Other loss	(223)

Total Consolidation Adjustments	$226,934

(3)	The reconciliation of Economic Net Income to Net Loss Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Nine Months Ended September 30, 2010
Economic Net Income	$415,285
Income tax provision	(47,638)
Net income attributable to Non-Controlling Interests in consolidated entities(4)	(13,200)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	371,787
Non-cash charges related to equity-based compensation(5)	(835,520)
Net losses of Commodities Trading Fund	(2,380)

Net Loss Attributable to Apollo Global Management, LLC	$(111,666)

(4)	Excludes Non-Controlling Interests attributable to AAA and the consolidated VIEs.
(5)	Includes impact of non-cash charges related to amortization of AOG Units of $774.7 million, RSUs of $56.9 million (Plan Grants made in connection with the 2007 private placement of $36.8 million, other Plan Grants made to new hires on a merit basis of $9.7 million and Bonus Grants of $10.4 million), ARI Restricted Stock Awards and ARI RSUs of $0.6 million and AAA RDUs of $3.3 million as discussed in note 10 to the condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the nine months ended September 30, 2010:

	For the Nine Months Ended September 30, 2010
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$49,063	$—	$49,063	$8,355	$—	$8,355
Management fees from affiliates	193,939	—	193,939	117,670	—	117,670
Carried interest income from affiliates:
Unrealized gains	—	201,938	201,938	—	37,885	37,885
Realized gains	—	56,503	56,503	33,840	57,305	91,145

Total Revenues	243,002	258,441	501,443	159,865	95,190	255,055

Compensation and benefits	97,696	118,218	215,914	68,086	18,484	86,570
Other expenses	79,446	—	79,446	53,327	—	53,327

Total Expenses	177,142	118,218	295,360	121,413	18,484	139,897

Other Income	69,621	26,735	96,356	2,057	14,063	16,120

Economic Net Income	$135,481	$166,958	$302,439	$40,509	$90,769	$131,278

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except share data)

	For the Nine Months Ended September 30, 2010
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	5,027	—	5,027
Carried interest income from affiliates	—	—	—

Total Revenues	5,027	—	5,027

Compensation and benefits	14,723	—	14,723
Other expenses	9,053	—	9,053

Total Expenses	23,776	—	23,776

Other Income	33	284	317

Economic Net (Loss) Income	$(18,716)	$284	$(18,432)

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

15. SUBSEQUENT EVENTS

On October 24, 2011, (the “Closing Date”), Apollo completed its previously announced acquisition (the “Acquisition”) of 100% of the membership interests of Gulf Stream Asset Management, LLC, (“Gulf Stream”) a manager of collateralized loan obligations. The Acquisition was consummated by Apollo for total consideration of approximately $33.6 million.

The transaction broadens Apollo’s existing traditional fixed income business and increases the Assets Under Management of Apollo’s capital markets and senior loan businesses.

In accordance with U.S. GAAP, the Acquisition will be accounted for as a business combination under the acquisition method which requires that the consideration exchanged and net assets acquired be recorded at their respective fair values at the date of acquisition. Intangible assets acquired in the Acquisition consists primarily of certain management contracts providing economic rights to senior fees, subordinate fees, and incentive fees to existing CLOs managed by Gulf Stream.

The Company is currently in the process of determining the purchase accounting impact of the Acquisition including the amounts recognized as of the Closing Date for each major class of assets acquired and liabilities assumed.

On November 3, 2011, the Company declared a cash distribution of $0.20 per Class A share, which will be paid on December 2, 2011 to holders of record on November 25, 2011.

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

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit-oriented capital markets and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise and invest funds and managed accounts on behalf of some of the world’s most prominent pension and endowment funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 540 employees, including 188 investment professionals, as of September 30, 2011. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai.

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

(i)	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments;

(ii)	Capital markets—primarily invests in non-control debt and non-control equity instruments, including distressed debt instruments; and

(iii)	Real estate—primarily invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors additional real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

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

As of September 30, 2011, we had AUM of $65.1 billion in our private equity, capital markets and real estate businesses. Our latest private equity fund, Fund VII, held a final closing in December 2008, raising a total of

$14.7 billion. Fund VII began investing in January 2008 and has deployed $9.5 billion of capital through September 30, 2011, generating gross and net internal rate of returns (“IRR”) of 23% and 15%, respectively, during this period. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through September 30, 2011. A number of our capital markets funds have also performed well since their inception through September 30, 2011.

As of September 30, 2011, approximately 91% of our AUM was in funds with a contractual life at inception of seven years or more, and 11% of our AUM was in permanent capital vehicles with unlimited duration, as highlighted in the chart below:

Business Environment

Global equity markets remained volatile during the third quarter of 2011. The debate over the United States debt ceiling and continued concerns over European sovereign debt resulted in considerable volatility and declines in financial markets around the world. The S&P 500 and Dow Jones Industrial Average were down approximately 14% and 12%, respectively, during the third quarter, while the VIX (a measure of market volatility) surged over 160% during the same period. The credit markets in which Apollo is most active also suffered losses, and financing activity in those markets slowed. During the volatile economic environment, which we believe began in the third quarter of 2007, we have been relying on our deep industry, credit and financial structuring experience, coupled with our strengths as value-oriented, distressed investors, to deploy a significant amount of new capital. As examples of this, from the beginning of the third quarter of 2007 and through September 30, 2011, we have deployed approximately $26.2 billion of gross invested capital across our private equity and certain capital markets funds, focused on control distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through September 30, 2011, the funds managed by Apollo have acquired approximately $14.7 billion in face value of distressed debt at discounts to par value and purchased approximately $36.5 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.

In addition to deploying capital in new investments, we have been depending on our over 20 years of experience to enhance value in the current investment portfolio of the funds to which we serve as an investment manager. We have been relying on our restructuring and capital markets experience to work proactively with our funds’ portfolio company management teams to generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value. For example, as of September 30, 2011, Fund VI and its underlying portfolio companies purchased or retired approximately $19.2 billion in face value of debt and captured approximately $9.6 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. In certain situations, such as CEVA Logistics, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions. Additionally, the portfolio companies of Fund VI have implemented approximately $3.1 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through September 30, 2011, which we believe will positively impact their operating profitability.

Regardless of the market or economic environment at any given time, we rely on our contrarian, value-oriented approach to consistently invest capital on behalf of our investors throughout economic cycles by focusing on opportunities that we believe are often overlooked by other investors. We believe that our expertise in capital markets, focus on nine core industry sectors and investment experience allow us to respond quickly to changing environments. For example, in our private equity business, our private equity funds have had success investing in buyouts and credit opportunities during both expansionary and recessionary economic periods. During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary period, our private equity funds have invested $23.0 billion, of which $15.4 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value.

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

•

Decisions related to compensation expense, such as determining annual discretionary bonuses to our employees. As the amount of fees, investment income, and ENI is indicative of the performance of the management companies and advisors within each segment, management can better identify higher performing businesses and employees to allocate discretionary bonuses based on the results of this measure. As it relates to compensation, our philosophy has been and remains to better align the interests of certain professionals and selected other individuals who have a profit sharing interest in the carried interest income earned in relation to the funds we manage, with our own interests and with those of the investors in the funds. To achieve that objective, a significant amount of compensation paid is based on our performance and growth for the year. For example, a positive ENI could indicate a higher discretionary bonus for a team of investment professionals whereas a negative ENI could indicate the need to reduce bonuses based on poor performance.

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. The following items, which are significant to our business, are excluded when calculating ENI: (i) non-cash charges related to equity-based compensation, although these costs are expected to be recurring components of our costs we may be able to incur lower cash compensation costs with the granting of equity based compensation; (ii) income tax expense, which represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense; and (iii) Non-Controlling Interests, which is expected to be a recurring item and represents the aggregate of the income or loss that is not owned by the Company. In light of the foregoing limitations, we do not rely solely on ENI as a performance measure and also consider our U.S. GAAP results.

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

The following summarizes the adjustments to ENI that reconcile ENI to the net income (loss) attributable to Apollo Global Management, LLC determined in accordance with U.S. GAAP:

•

Inclusion of the impact of non-cash charges such as equity-based compensation to our Managing Partners, Contributing Partners and employees related to AOG Units, RSUs, Share Options, AAA RDUs, ARI RSUs, ARI Restricted Stock Awards and AMTG RSUs that vested during the period. Management assesses our performance based on management fees, advisory and transaction fees, and carried interest income generated by the business and excludes the impact of non-cash charges related to equity-based compensation because this non-cash charge is not viewed as part of our core operations.

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

•

Carried interest income, management fees and other revenues from Apollo funds are reflected on an unconsolidated basis. As such, ENI excludes the Non-Controlling Interests in consolidated funds, which remain consolidated in our condensed consolidated financial statements. Management views the business as an alternative investment management firm and therefore assesses performance using the combined total of carried interest income and management fees from each of our funds.

ENI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use ENI as a measure of operating performance, not as a measure of liquidity. ENI should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. The use of ENI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using ENI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of ENI to our U.S. GAAP net income (loss) attributable to Apollo Global Management, LLC can be found in the notes to our condensed consolidated financial statements.

Operating Metrics

We monitor certain operating metrics that are common to the alternative investment management industry. These operating metrics include Assets Under Management, private equity dollars invested and uncalled private equity commitments.

Assets Under Management

Assets Under Management, or AUM, refers to the investments we manage or with respect to which we have control. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our capital markets funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations), plus used or available leverage and/or capital commitments;

(iii)	the gross asset values or net asset value of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio companies;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

Our AUM measure includes Assets Under Management for which we charge either no or nominal fees. Our definition of AUM is not based on any definition of Assets Under Management contained in our operating agreement or in any of our Apollo fund management agreements. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in our funds; and (3) the AUM measures that we believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, our calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers.

AUM as of September 30, 2011 and 2010 and December 31, 2010 was as follows:

	Total Assets Under Management
	As of September 30,		As of December 31, 2010
	2011	2010
	(in millions)
AUM:
Private equity	$34,779	$35,269	$38,799
Capital markets	22,406	19,910	22,283
Real estate	7,900	2,597	6,469

Total	$65,085	$57,776	$67,551

The following table presents total Assets Under Management amounts for our private equity segment by strategy:

	Total Assets Under Management
	As of September 30,		As of December 31, 2010
	2011	2010
	(in millions)
Traditional Private Equity Funds	$33,446	$33,983	$37,341
AAA	1,333	1,286	1,458

Total	$34,779	$35,269	$38,799

The following table presents total Assets Under Management amounts for our capital markets segment by strategy:

	Total Assets Under Management
	As of September 30,		As of December 31, 2010
	2011	2010
	(in millions)
Distressed and Event-Driven Hedge Funds	$2,055	$2,544	$2,759
Mezzanine Funds	3,909	4,338	4,503
Senior Credit Funds	11,414	9,860	11,210
Non-Performing Loan Fund	1,746	1,841	1,908
Other(1)	3,282	1,327	1,903

Total	$22,406	$19,910	$22,283

(1)	Includes strategic investment accounts.

The following table presents total Assets Under Management amounts for our real estate segment by strategy:

	Total Assets Under Management
	As of September 30,		As of December 31, 2010
	2011	2010
	(in millions)
Fixed Income	$3,908	$2,597	$2,827
Equity	3,992	—	3,642

Total	$7,900	$2,597	$6,469

The following tables summarize changes in total AUM and AUM for each of our segments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011		2010
	(in millions)
Change in Total AUM:
Beginning of Period	$71,714		$54,533	$67,551		$53,609
(Loss) income	(8,264)		3,117	(3,831)		3,740
Subscriptions(1)	2,345	(2)	143	4,163	(2)	896
Distributions/Redemptions(1)	(827	)(3)	(559)	(4,169	)(3)	(2,682)
Change in leverage	117		542	1,371		2,213

End of Period	$65,085		$57,776	$65,085		$57,776

Change in Private Equity AUM:
Beginning of Period	$40,430		$33,466	$38,799		$34,002
(Loss) income	(5,804)		1,927	(2,970)		2,856
Subscriptions	308		—	308		—
Distributions/Redemptions	(314)		(218)	(2,523)		(1,548)
Change in leverage	159		94	1,165		(41)

End of Period	$34,779		$35,269	$34,779		$35,269

Change in Capital Markets AUM:
Beginning of Period	$23,684		$18,964	$22,283		$19,112
(Loss) income	(2,348)		1,157	(1,132)		792
Subscriptions	2,237	(2)	38	3,381	(2)	432
Distributions/Redemptions	(1,175)		(330)	(2,001)		(940)
Change in leverage	8		81	(125)		514

End of Period	$22,406		$19,910	$22,406		$19,910

Change in Real Estate AUM:
Beginning of Period	$7,600		$2,103	$6,469		$495
(Loss) income	(112)		33	271		92
Subscriptions	561		105	1,235		464
Distributions/Redemptions	(99)		(11)	(406)		(194)
Change in leverage	(50)		367	331		1,740

End of Period	$7,900		$2,597	$7,900		$2,597

(1)	Consolidated amounts for total change in AUM reflect transfers among segments on a net basis. Such amounts are presented on a gross basis in the segment tables below.
(2)	Includes $1,396 related to the acquisition of management agreements at Athene.
(3)	Distributions were $(671) and $(3,850) for the three and nine months ended September 30, 2011, respectively. Redemptions were $(156) and $(319) for the three and nine months ended September 30, 2011, respectively.

Private Equity

During the three months ended September 30, 2011, the AUM in our private equity segment decreased by $5.7 billion, or 14.0%. This decrease was a result of $5.8 billion of losses that was primarily attributable to unrealized losses in our private equity funds, including $3.1 billion and $2.2 billion in Fund VI and Fund VII, respectively. Also contributing to the decrease was an additional $0.3 billion in distributions/redemptions, primarily from Fund VI and VII. Offsetting these decreases was $0.3 billion in subscriptions. See “—Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, capital markets and real estate segments had on our revenues by segment.

During the nine months ended September 30, 2011, the AUM in our private equity segment decreased by $4.0 billion, or 10.4%. This decrease was a result of $3.0 billion of losses that were primarily attributable to unrealized losses in our private equity funds, including $1.9 billion in Fund VI and $1.2 billion in Fund VII. In addition, there were distributions of $2.5 billion, including $0.8 billion from Fund VII and $0.7 billion each in Fund IV and Fund VI, respectively. Offsetting these decreases was $1.2 billion in leverage, primarily from Fund VII with $0.9 billion and subscriptions of $0.3 billion.

During the three months ended September 30, 2010, the AUM in our private equity segment increased by $1.8 billion, or 5.4%. This increase was primarily attributable to $1.9 billion of improved investment valuations, primarily in Fund VI and Fund VII, offset by $0.2 billion in distributions from Fund VI and Fund VII.

During the nine months ended September 30, 2010, the AUM in our private equity segment increased by $1.3 billion, or 3.7%. This increase was primarily impacted by $1.3 billion and $1.1 billion of investment income for Fund VI and Fund VII, respectively. Offsetting this increase was primarily $1.0 billion of distributions from Fund V. See “—Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, capital markets and real estate segments had on our revenues by segment.

Capital Markets

During the three months ended September 30, 2011, AUM in our capital markets segment decreased by $1.3 billion, or 5.4%. This decrease was primarily attributable to $2.3 billion in unrealized losses in our capital markets funds, primarily attributable to lower investment valuations, including $0.8 billion in COF I, and $0.3 billion each in COF II and AINV. The decrease was also due to $1.2 billion in distributions and redemptions, primarily due to reallocation of capital to other Apollo funds. This decrease is offset by $2.2 billion in subscriptions, primarily by the acquisition of management agreements for Athene and a new managed account.

During the nine months ended September 30, 2011, AUM in our capital markets segment decreased by $0.1 billion, or 0.6%. This decrease was attributable to $1.1 billion of losses that were primarily attributable to unrealized losses in our capital markets funds, including $0.6 billion, $0.3 billion and $0.2 billion in COF I, COF II and AINV, respectively, and distributions and redemptions of $2.0 billion, including $0.3 billion and $0.2 billion to EPF and COF II, respectively, and $0.1 billion each for AINV, AIE I, CLF and COF I. These decreases were offset by $3.4 billion of subscriptions, primarily the acquisition of management agreements for Athene and managed accounts.

During the three months ended September 30, 2010, the AUM in our capital markets segment increased by $0.9 billion, or 5.0%. This increase was primarily attributable to $1.2 billion of improved investment valuations, primarily in COF I and COF II of $0.4 billion and $0.2 billion, respectively, and $0.3 billion of favorable foreign exchange translation in our euro denominated funds. These increases were offset by $0.3 billion in distributions.

During the nine months ended September 30, 2010, AUM in our capital markets segment increased by $0.8 billion, or 4.2%. This increase was primarily attributable to $0.8 billion in improved valuations, primarily in COF I and COF II with $0.3 billion and $0.1 billion, respectively, $0.5 billion in increased leverage primarily from COF I and COF II, and $0.4 billion in additional subscriptions primarily in AINV. These increases were offset by $0.9 billion in distributions.

Real Estate

During the three months ended September 30, 2011, AUM in our real estate segment increased by $0.3 billion, or 3.9%. This increase was primarily attributable to an additional $0.6 billion in subscriptions, including $0.2 billion in the AGRE CMBS Fund L.P. and 2011 A4 Fund, L.P. (the “CMBS Funds”) and $0.2 billion in managed accounts. Offsetting this increase was $0.1 billion of losses that were primarily attributable to unrealized losses in our real estate funds and $0.1 billion of distributions.

During the nine months ended September 30, 2011, AUM in our real estate segment increased by $1.4 billion, or 22.1%. This increase was primarily attributable to an additional $1.2 billion in subscriptions, including $0.4 billion in the AGRE U.S Real Estate Fund L.P and $0.4 billion in managed accounts. Also impacting this change was an increase in leverage of $0.3 billion, primarily for the CMBS Funds. In addition, there was $0.3 billion of income that was primarily attributable to improved unrealized gains in our real estate funds. These increases were offset by $0.4 billion of distributions.

During the three months ended September 30, 2010, the AUM in our real estate segment increased by $0.5 billion, or 23.5%. The increase was primarily the result of additional equity raised, along with additional leverage used by ARI for the acquisition of additional investments.

During the nine months ended September 30, 2010, AUM in our real estate segment increased by $2.1 billion, or 424.6%, which was primarily the result of additional leverage of $1.7 billion, primarily used by the AGRE CMBS Account for the acquisition of additional CMBS investments. In addition, there were $0.5 billion of new subscriptions, primarily in one of the CMBS Funds.

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

The table below displays fee-generating and non-fee-generating AUM by segment as of September 30, 2011 and 2010 and December 31, 2010. The changes in market conditions and additional funds raised have had significant impacts to our AUM:

	As of September 30,		As of December 31, 2010
	2011	2010
	(in millions)
AUM-Fee-Generating/Non-Fee-Generating:
Private Equity	$34,779	$35,269	$38,799
Fee-generating	27,786	27,664	27,874
Non-fee-generating	6,993	7,605	10,925

Capital Markets	22,406	19,910	22,283
Fee-generating	18,507	15,930	16,484
Non-fee-generating	3,899	3,980	5,799

Real Estate	7,900	2,597	6,469
Fee-generating	3,358	558	2,679
Non-fee-generating	4,542	2,039	3,790

Total Assets Under Management	65,085	57,776	67,551
Fee-generating	49,651	44,152	47,037
Non-fee-generating	15,434	13,624	20,514

During the nine months ended September 30, 2011, our total fee-generating AUM increased as a result of increased capital commitments in both our capital markets and real estate segments. During the year ended December 31, 2010, the fee-generating AUM of our private equity funds decreased due to the dispositions of investments during the period, which resulted in lower invested capital. The fee-generating AUM of our capital markets funds increased due to increases in fair value of investments due to improved market conditions during 2010, which resulted in higher NAV, gross assets and adjusted assets. The fee-generating AUM of our real estate funds increased due to new subscriptions, the acquisition of Citi Property Investors (“CPI Funds”) and an increase in the fair value of investments.

During the nine months ended September 30, 2010, the fee-generating AUM of our private equity funds decreased due to the dispositions of investments during the period, which resulted in lower invested capital. The fee-generating AUM of our capital markets funds increased due to increases in the fair value of investments resulting from improved market conditions during 2010, which in turn resulted in higher NAV, gross assets and adjusted assets. The fee-generating AUM of our real estate funds increased due to new subscriptions and an increase in the fair value of investments.

When the fair value of an investment exceeds invested capital, we are normally entitled to carried interest income on the difference between the fair value once realized and invested capital after also considering certain expenses and preferred return amounts, as specified in the respective partnership agreements; however, we do not earn management fees on such excess. As a result of the growth in both the size and number of funds that we manage, we have experienced an increase in our management fees and advisory and transaction fees. To support this growth, we have also experienced an increase in operating expenses, resulting from hiring additional personnel, opening new offices to expand our geographical reach and incurring additional professional fees.

With respect to our private equity funds and certain of our capital markets and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to carried interest on the realized gains on the investments that are disposed of. Certain funds may have current fair values below invested capital, however, the management fee would still be computed on the invested capital for such funds. With respect to ARI, we receive management fees on stockholders equity as defined in its management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of September 30, 2011, our total fee-generating AUM is comprised of approximately 85% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

See “—The Historical Investment Performance of Our Funds—Investment Record” for additional discussion of our funds’ investment performance.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of September 30, 2011 and 2010 are presented below:

	As of September 30, 2011
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,589		$2,501		$281		$17,371
Fee-generating AUM based on invested capital	8,516		2,898		1,845		13,259
Fee-generating AUM based on gross/adjusted assets	941		7,573		1,005	(4)	9,519
Fee-generating AUM based on leverage(1)	3,740		3,544		—		7,284
Fee-generating AUM based on NAV	—		1,991		227		2,218

Total Fee-Generating AUM	$27,786	(2)	$18,507	(3)	$3,358		$49,651

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2011 is 66 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

	As of September 30, 2010
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$1,720		$—		$16,009
Fee-generating AUM based on invested capital	8,815		3,195		—		12,010
Fee-generating AUM based on gross/adjusted assets	972		5,138		558	(4)	6,668
Fee-generating AUM based on leverage(1)	3,588		3,499		—		7,087
Fee-generating AUM based on NAV	—		2,378		—		2,378

Total Fee-Generating AUM	$27,664	(2)	$15,930	(3)	$558		$44,152

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2010 is 79 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Private equity dollars invested	$757	$1,266	$2,124	$3,529

The following table summarizes the uncalled private equity commitments as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011	As of December 31, 2010
	(in millions)
Uncalled private equity commitments	$9,376	$10,345

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2011, while Fund V has generated a 61% gross IRR and a 45% net IRR since its inception through September 30, 2011. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011.

Investment Record

Private Equity

The following table summarizes the investment record for our private equity fund portfolios except for AAA. All amounts are as of September 30, 2011, unless otherwise noted:

	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	As of September 30, 2011				As of December 31, 2010
							Gross IRR		Net IRR		Gross IRR		Net IRR
	(in millions)
Fund VII	2008	14,676	9,493	4,412	7,956	12,368	23%		15%		46%		32%
Fund VI	2006	10,136	11,704	4,391	9,098	13,489	5.4		4.7		13		10
Fund V	2001	3,742	5,192	11,153	1,539	12,692	61		45		62		45
Fund IV	1998	3,600	3,481	6,457	471	6,928	12		9		11		9
Fund III	1995	1,500	1,499	2,615	70	2,685	18		11		18		12
Fund I, II & MIA(2)	1990/92	2,220	3,773	7,924	—	7,924	47		37		47		37

Total		$35,874	$35,142	$36,952	$19,134	$56,086	39	%(3)	25	%(3)	39	%(3)	26	%(3)

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time,” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011 for a discussion of why our unrealized investments may ultimately be realized at valuations different than those provided here.
(2)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time.
(3)	Total IRR is calculated based on total cash flows for all funds presented.

Capital Markets

The following table summarizes the investment record for certain funds with a defined maturity date, and internal rate of return since inception, or “IRR”, which is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date above. All amounts are as of September 30, 2011, unless otherwise noted:

							As of September 30, 2011		As of December 31, 2010
	Year of Inception	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR	Net IRR	Gross IRR	Net IRR
		(in millions)
FCI I(2)	2011	$290.3	$232.1	$26.8	$238.1	$264.9	N/A	N/A	N/A	N/A
AIE II(3)	2008	276.5	609.0	524.3	243.8	768.1	19.3%	15.2%	27.5%	21.8%
COF I	2008	1,484.9	1,613.2	831.7	1,447.0	2,278.7	15.5	13.9	32.5	29.0
COF II	2008	1,583.0	2,191.4	1,034.4	1,397.2	2,431.6	7.0	6.0	17.4	14.9
ACLF	2007	984.0	1,448.5	736.0	657.0	1,393.0	6.7	5.7	12.1	11.2
Artus	2007	106.6	190.1	27.4	166.3	193.7	1.9	1.6	3.0	2.8
EPF(3)	2007	1,734.1	1,564.6	835.0	1,080.8	1,915.8	15.1	8.4	14.8	7.9

Totals		$6,459.4	$7,848.9	$4,015.6	$5,230.2	$9,245.8

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time,” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011 for a discussion of why our unrealized investments may ultimately be realized at valuations different than those provided here.
(2)	Financial Credit Investment I, L.P. (“FCI I”) was formed during the first quarter of 2011. Apollo does not intend to disclose returns for funds that have not been investing for at least 24 months as we do not believe such return information is meaningful.
(3)	Funds denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.34 as of September 30, 2011.

The following table summarizes the investment record for certain funds with no maturity date, except AIE I which is winding down. All amounts are as of September 30, 2011, unless otherwise noted:

			Net Return
	Year of Inception	Net Asset Value as of September 30, 2011	Since Inception to September 30, 2011	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Since Inception to December 31, 2010	For the Year Ended December 31, 2010
		(in millions)
AMTG(1)	2011	N/A	N/A	N/A	N/A	N/A	N/A
AFT(2)	2011	$265.8	N/A	N/A	N/A	N/A	N/A
AAOF	2007	276.3	10.3%	(4.8)%	7.1%	15.8%	12.5%
SOMA(3)	2007	949.2	25.1	(11.1)	7.0	40.7	16.9
AIE I(4)	2006	49.8	(45.9)	3.5	24.9	(47.7)	32.4
AINV	2004	1,594.0	29.0	(8.7)	0.3	41.3	4.8
Value Funds(5)	2003/2006	794.4	48.2	(10.7)	5.3	65.9	12.2

(1)	In July 2011, AMTG completed its initial public offering and a concurrent private placement raising approximately $203.0 million in net proceeds. Apollo does not intend to disclose returns for funds that have not been investing for at least 24 months as we do not believe such return information is meaningful. See www.apolloresidentialmortgage.com for most recent published information.
(2)	AFT was formed during the first quarter of 2011. Apollo does not intend to disclose returns for funds that have not been investing for at least 24 months as we do not believe such return information is meaningful.
(3)	SOMA returns for primary mandate, which follows similar strategies as the Value Funds and excludes SOMA’s investments in other Apollo funds.
(4)	Fund denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.34 as of September 30, 2011.
(5)	Value Funds consists of SVF and VIF.
.

The Company also manages Palmetto, which has committed capital and current invested capital of $1,518.0 million and $494.2 million, respectively, as of September 30, 2011.

Real Estate

The following table summarizes the investment record for our real estate funds. Each fund included in the table below did not begin investing the majority of its capital, or was not the manager for, at least 24 months prior to the valuation date of September 30, 2011. Due to the limited investment period for these funds, return information is not provided since we do not believe such information is meaningful. All amounts are as of September 30, 2011, unless otherwise noted:

	Year of Inception	Raised Capital(6)	Gross Assets	Current Net Asset Value
ARI	2009	$353.7	$909.7	$336.0
CMBS Funds(1)	Various	718.4	2,195.3	448.3
AGRE Debt Fund I, LP(1)	2011	105.0	105.8	105.3
AGRE U.S. Real Estate Fund, L.P(1)(2)	2011	384.9	43.3	10.6
CPI Capital Partners North America	2006	600.0	154.7	153.8
CPI Capital Partners Asia Pacific(3)	2006	1,291.6	697.5	690.2
CPI Capital Partners Europe(4)	2006	1,556.0	425.2	424.3
CPI Other(5)	Various	4,859.1	N/A	1,307.6

(1)	Apollo does not intend to disclose returns for funds that have not been investing for at least 24 months as we do not believe such return information is meaningful.
(2)	AGRE U.S. Real Estate Fund, L.P., a newly formed closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011 and June 2011 for a total of $134.9 million in base capital commitments and $250 million in additional commitments.
(3)	CPI Capital Partners Asia Pacific fund is U.S. dollar denominated.
(4)	Funds denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.34 as of September 30, 2011.
(5)	CPI Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Gross assets and return data is therefore not considered meaningful as we perform primarily an administrative role.
(6)	Reflects initial gross raised capital and does not include distributions subsequent to capital raise.
Note:	As part of the CPI acquisition, the Company acquired general partner interests in fully invested funds. The net IRRs from the inception of the respective fund to September 30, 2011 were (12.4)%, 4.0% and (19.4)% for CPI Capital Partners North America, Asia Pacific and Europe, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo has only become the general partner or manager of these funds since completing the acquisition on November 12, 2010.

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

The following table provides a summary of the cost and fair value of our funds’ investments by segment. The cost and fair values of our private equity investments represent the current invested capital and unrealized values, respectively, in Fund VII, Fund VI, Fund V and Fund IV:

	As of September 30, 2011		As of December 31, 2010
	(in millions)
Private Equity:
Cost	$15,141		$14,322
Fair Value	19,093		22,485

Capital Markets:
Cost	10,272		10,226
Fair Value	10,004		11,476

Real Estate(1):
Cost	4,798	(2)	4,028	(3)
Fair Value	4,279	(2)	3,368	(3)

(1)	The cost and fair value of the real estate investments represent the cost and fair value, respectively, of the current unrealized invested capital for the ARI, CMBS Funds, AGRE U.S. Real Estate Fund L.P., CPI Capital Partners NA, AGRE Debt Fund I L.P., CPI Capital Partners Asia Pacific, and CPI Capital Partners Europe funds.
(2)	Includes CPI Funds with investment cost and fair value of $1.6 billion and $1.1 billion, respectively, as of September 30, 2011. Additionally, ARI includes loans at amortized cost.
(3)	All amounts as of September 30, 2010 and include CPI Funds investment cost of $1.8 billion and fair value of $1.1 billion. Additionally, ARI includes loans at amortized cost.

Redemption

Our distressed and event-driven hedge funds and our Palmetto fund generally permit investors to withdraw capital through redemptions, although our Palmetto fund is not permitted to withdraw capital from our private equity funds, capital markets funds, real estate funds or other co-investments that do not permit investors to redeem capital. Under the terms of their respective partnership agreements, investors in such funds are required to provide advance written notice prior to redemption. The timing of the required notice ranges from 5 days to 90 days prior to the redemption date or in the case of certain offshore feeder funds, such number of days as directors of the fund may from time to time determine. To date, none of the Apollo funds have suspended redemption requests. However, in December 2008 and March 2009, respectively, SVF and AAOF notified their investors of their intention to satisfy redemption requests partially in cash and partially in-kind. In respect of the “in-kind” portion of redemption payments, investors may choose between an actual in-kind distribution of securities having a net asset value equal to the remaining redemption proceeds due and the conversion of a portion of their interests in SVF or AAOF, as applicable, into a new liquidating class of interests. As investments are sold or monetized, the net proceeds attributable to liquidating interests are not reinvested but instead are held in cash or cash equivalents for distribution to the holders of liquidating interests. In the case of SVF, an investor holding a liquidating interest has a limited ability to direct SVF to sell assets for its benefit. In the case of AAOF, holders of liquidating interests may choose between two classes, one of which provides the holder with the additional limited ability to direct AAOF to sell assets for its benefit. SVF is no longer distributing liquidating interests.

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

At September 30, 2011, approximately 41% of the fair value of our fund investments was determined using market based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 59% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, capital markets and real estate segments, the percentage determined using market based valuation methods was 36%, 48% and 44%, respectively. See “Risk Factors—Risks Related to Our Business—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies” in our Prospectus dated March 29, 2011, filed with the SEC on March 30, 2011, for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our capital markets funds have various carried interest rates and hurdle rates. Certain capital markets funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain capital markets and certain real estate funds so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The accrual for potential repayment of previously received carried interest income represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

The table below presents an analysis of our (i) carried interest receivable and (ii) realized and unrealized carried interest (loss) income as of and for the three and nine months ended September 30, 2011:

	As of September 30, 2011		For the Three Months Ended September 30, 2011				For the Nine Months Ended September 30, 2011
	Carried Interest Receivable		Unrealized Carried Interest (Loss) Income		Realized Carried Interest Income (Loss)	Total Carried Interest (Loss) Income	Unrealized Carried Interest (Loss) Income		Realized Carried Interest Income (Loss)	Total Carried Interest (Loss) Income
	(in millions)
Private Equity Funds:
Fund VII	$260.0		$(441.5)		$23.0	$(418.5)	$(344.7)		$112.6	$(232.1)
Fund VI	—		(912.1	)(2)	17.5	(894.6)	(726.2	)(2)	80.7	(645.5)
Fund V	143.0		(36.1)		—	(36.1)	(33.5)		24.9	(8.6)
Fund IV	127.5		(5.1)		—	(5.1)	(8.6)		112.3	103.7
AAA	17.2		(4.3)		—	(4.3)	4.6		—	4.6

Total Private Equity Funds	$547.7		$(1,399.1)		$40.5	$(1,358.6)	$(1,108.4)		$330.5	$(777.9)

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	$6.9		$(38.9	)(2)	$0.3	$(38.6)	$(27.2	)(2)	$1.8	$(25.4)
Mezzanine Funds (AIE II, AINV)	19.5		(9.8)		11.3	1.5	(5.5)		32.2	26.7
Non-Performing Loan Fund (EPF)	24.3		(19.2)		—	(19.2)	25.4		—	25.4
Senior Credit Funds (COF I/COF II, ACLF)	35.8		(216.2	)(2)	12.1	(204.1)	(182.4	)(2)	36.9	(145.5)
Other (FCI I)	0.5		—		—	—	0.5		—	0.5

Total Capital Markets Funds	$87.0		$(284.1)		$23.7	$(260.4)	$(189.2)		$70.9	$(118.3)

Total	$634.7	(1)	$(1,683.2)		$64.2	$(1,619.0)	$(1,297.6)		$401.4	$(896.2)

(1)	There was a corresponding profit sharing payable of $284.5 million that results in a net carried interest receivable amount of $350.2 million as of September 30, 2011.
(2)	See following table summarizing the fair value gains on investments and income needed to generate carried interest for funds and the related general partner obligation.

As of September 30, 2011, the general partners of Fund IV, Fund V, Fund VII, AAA, our Value Funds, AIE II, COF I, FCI I and EPF were accruing carried interest income because the fair value of the investments of certain investors in these funds is in excess of the investors’ cost basis and allocable share of expenses. The investment manager of AINV accrues carried interest as it is realized. Additionally, COF I, AIE II, FCI I and EPF were each above their hurdle rates of 8.0%, 7.5%, 7.0% and 8.0%, respectively, and generating carried interest income.

The general partners of certain of our distressed and event-driven hedge funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. All of our distressed and event-driven hedge funds have investors with various high water marks and are subject to market conditions and investment performance. As of September 30, 2011, approximately 23% of the limited partners capital in the Value Funds was generating carried interest income.

Carried interest income from our private equity funds and certain capital markets and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by fund in the table below and are included in due to affiliates on the condensed consolidated statements of financial condition. As of September 30, 2011, there were no such general partner obligations related to certain of our real estate funds. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since the inception through September 30, 2011:

	Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized	Total Undistributed and Distributed by Fund and Recognized(1)	General Partner Obligation as of September 30, 2011(1)	Maximum Carried Interest Income Subject to Potential Reversal(2)
	(in millions)
Private Equity Funds:
Fund VII	$260.0	$176.5	$436.5	$—	$351.1
Fund VI	—	124.7	124.7	78.0	—
Fund V	143.0	1,277.6	1,420.6	—	264.9
Fund IV	127.5	500.1	627.6	—	253.3
AAA	17.2	6.2	23.4	—	17.2

Total Private Equity Funds	$547.7	$2,085.1	$2,632.8	$78.0	$886.5

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	6.9	139.3	146.2	17.6	6.9
Mezzanine Funds (AIE II)(3)	8.3	12.9	21.2	—	21.2
Non-Performing Loan Fund (EPF)	24.3	—	24.3	—	24.3
Senior Credit Funds (COF I/COF II, ACLF)	35.8	93.6	129.4	24.2	105.2
Other (FCI I)	0.5	—	0.5	—	0.5

Total Capital Markets Funds	$75.8	$245.8	$321.6	$41.8	$158.1

Total	$623.5	$2,330.9	$2,954.4	$119.8	$1,044.6

(1)	Amounts were computed based on the fair value of fund investments on September 30, 2011. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income at September 30, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on September 30, 2011. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation, except for Fund IV which is gross of taxes.
(3)	Mezzanine Funds amounts exclude AINV as carried interest income from this fund is not subject to contingent repayment by the general partner and AIE I as this fund is winding down.

The following table summarizes the fair value gains on investments and income needed to generate carried interest for funds that are currently not generating carried interest income and have a general partner obligation based on the current fair value of the underlying funds’ investments as of September 30, 2011:

Fund	General Partner Obligation(1)	Fair Value of Investments/Net Asset Value as of September 30, 2011		Fair Value Gain on Investments and Income to Cross Carried Interest Income Threshold
	(in millions)
Fund VI	$78.0	$9,097.6	(2)	$1,593.9
COF II	24.2	1,424.5	(3)	104.1
SOMA	17.6	949.2	(3)	118.2

Total	$119.8	$11,471.3		$1,816.2

(1)	Based upon a hypothetical liquidation of Fund VI, COF II, and SOMA as of September 30, 2011, Apollo has recorded a general partner obligation, which represents amounts due to these funds. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	Represents fair value of investments.
(3)	Represents net asset value.

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

Our compensation arrangements with certain partners and employees contain a significant performance-based bonus component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. Refer to note 1 of the condensed consolidated financial statements for further discussion of the Reorganization. As a result, the condensed consolidated financial statements have not reflected compensation expense for services rendered by these individuals. Subsequent to the Reorganization, our Managing Partners are considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with Apollo Operating Group unit grants described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the Reorganization, as discussed in note 1 to our condensed consolidated financial statements.

In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest earned in relation to our private equity and certain capital markets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is based upon a fixed percentage of private equity and capital markets carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification clauses also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. Refer to note 11 to our condensed consolidated financial statements for further discussion of indemnification.

Salary expense for services rendered by our Managing Partners is limited to $100,000 per year for a five-year period that commenced in September 2007 and will likely increase subsequent to September 2012. Additionally, our Managing Partners can receive other forms of compensation. In connection with the Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years and certain employees were granted RSUs that typically have a vesting period of six years. Managing partners, Contributing Partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and capital markets segments and generally vest over three years. In addition, the Company granted share options to certain employees that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over the next two to six years. Refer to note 10 to our condensed consolidated financial statements for further discussion of AOG Units and other share-based compensation.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 66.1% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings, and other ownership interests in consolidated entities, which primarily consist of the approximate 98% and 97% ownership interest held by limited partners in AAA for the three and nine months ended September 30, 2011 and 2010, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

Investment Platform and Cost Trends

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platform, which is comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired professionals and support staff, as well as leases and associated improvements to new offices to accommodate the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 485 employees as of December 31, 2010 to 540 employees as of September 30, 2011. As a result, our compensation and other personnel-related expenses have increased, as have our rent and other office-related expenses. As we continue to expand our global platform, we anticipate our headcount and related expenses will continue to increase.

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

Results of Operations

Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” following the analysis of the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Amount Change	Percentage Change	Nine Months Ended September 30,		Amount Change	Percentage Change
	2011	2010			2011	2010
	(in thousands)				(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$16,837	$19,505	$(2,668)	(13.7)%	$59,809	$57,418	$2,391	4.2%
Management fees from affiliates	122,666	106,720	15,946	14.9	362,003	316,636	45,367	14.3
Carried interest (loss) income from affiliates	(1,619,083)	332,426	(1,951,509)	NM	(896,174)	387,471	(1,283,645)	NM

Total Revenues	(1,479,580)	458,651	(1,938,231)	NM	(474,362)	761,525	(1,235,887)	NM

Expenses:
Compensation and benefits:
Equity-based compensation	288,208	281,914	6,294	2.2	859,173	835,520	23,653	2.8
Salary, bonus and benefits	68,433	60,446	7,987	13.2	204,788	180,505	24,283	13.5
Profit sharing expense	(563,255)	119,357	(682,612)	NM	(275,437)	125,307	(400,744)	NM
Incentive fee compensation	(3,876)	2,136	(6,012)	NM	2,689	11,395	(8,706)	(76.4)

Total Compensation and Benefits	(210,490)	463,853	(674,343)	NM	791,213	1,152,727	(361,514)	(31.4)
Interest expense	9,790	7,340	2,450	33.4	30,999	27,664	3,335	12.1
Professional fees	6,965	9,661	(2,696)	(27.9)	37,318	32,065	5,253	16.4
General, administrative and other	16,566	14,186	2,380	16.8	55,675	45,689	9,986	21.9
Placement fees	1,991	(793)	2,784	NM	3,105	3,748	(643)	(17.2)
Occupancy	10,391	5,882	4,509	76.7	25,542	16,690	8,852	53.0
Depreciation and amortization	6,687	5,874	813	13.8	19,635	18,020	1,615	9.0

Total Expenses	(158,100)	506,003	(664,103)	NM	963,487	1,296,603	(333,116)	(25.7)

Other (Loss) Income:
Net (losses) gains from investment activities	(371,647)	101,210	(472,857)	NM	(150,407)	201,926	(352,333)	NM
Net (losses) gains from investment activities of consolidated variable interest entities	(4,760)	32,910	(37,670)	NM	(41)	32,645	(32,686)	NM
(Loss) income from equity method investments	(56,438)	27,480	(83,918)	NM	(29,242)	33,648	(62,890)	NM
Interest income	670	359	311	86.6	1,540	1,021	519	50.8
Other (loss) income, net	(10,135)	48,581	(58,716)	NM	11,039	70,487	(59,448)	(84.3)

Total Other (Loss) Income	(442,310)	210,540	(652,850)	NM	(167,111)	339,727	(506,838)	NM

(Loss) income before income tax benefit (provision)	(1,763,790)	163,188	(1,926,978)	NM	(1,604,960)	(195,351)	(1,409,609)	NM
Income tax benefit (provision)	19,847	(30,856)	50,703	NM	7,477	(47,638)	55,115	NM

Net (Loss) Income	(1,743,943)	132,332	(1,876,275)	NM	(1,597,483)	(242,989)	(1,354,494)	NM
Net loss (income) attributable to Non-Controlling Interests	1,277,017	(108,192)	1,385,209	NM	1,117,724	131,323	986,401	NM

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(466,926)	$24,140	$(491,066)	NM	$(479,759)	$(111,666)	$(368,093)	329.6%

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, decreased by $2.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to a decrease in the number of acquisitions and divestitures during the period by the private equity segment of $2.1 million. During the three months ended September 30, 2011, gross and net advisory fees, including directors’ fees, were $38.7 million and $13.6 million, respectively, and gross and net transaction fees were $6.2 million and $4.1 million, respectively. During the three months ended September 30, 2010, gross and net advisory fees, including directors’ fees, were $30.5 million and $12.8 million, respectively, and gross and net transaction fees were $21.1 million and $6.7 million, respectively. The net transaction and advisory fees during the three months ended September 30, 2011 were further offset by $0.9 million in broken deal costs, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $15.9 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to an increase in management fees earned by our real estate and capital markets segments by $8.8 million and $6.8 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital during the three months ended September 30, 2011 as compared to the same period during 2010.

Carried interest (loss) income from affiliates changed by $(1,951.5) million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the three months ended September 30, 2011, there was $(1,683.2) million and $64.1 million of unrealized carried interest loss and realized carried interest income, respectively, which resulted in total carried interest loss from affiliates of $(1,619.1) million. During the three months ended September 30, 2010, there was $311.8 million and $20.6 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $332.4 million. The $1,995.0 million decrease in unrealized carried interest income was driven by significant declines in the fair value of portfolio investments held by certain of our private equity and capital markets funds which resulted in reversals of previously recognized carried interest income, primarily by Fund VI, Fund VII, COF I, COF II, ACLF, Fund V and SOMA which had decreased carried interest income of $834.2 million, $658.7 million, $151.4 million, $64.5 million, $42.8 million, $31.0 million and $20.4 million, respectively. In addition, there was a reversal of previously recognized carried interest income due to general partner obligations to return carried interest income that was previously distributed on Fund VI, COF II and SOMA of $78.0 million, $24.2 million and $17.6 million, respectively, during the three months ended September 30, 2011. The $43.5 million increase in realized carried interest income was attributable to higher interest and dividend income distributions from portfolio investments held by certain of our private equity and capital markets funds, primarily by Fund VII and Fund VI of $23.0 million and $17.5 million, respectively, during the three months ended September 30, 2011 as compared to the same period during 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $2.4 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was primarily attributable to an increase in advisory services rendered by the private equity segment during the period of $2.5 million. During the nine months ended September 30, 2011, gross and net advisory fees, including directors’ fees, were $109.1 million and $42.0 million, respectively, and gross and net transaction fees were $39.0 million and $21.2 million, respectively. During the nine months ended September 30,

2010, gross and net advisory fees, including directors’ fees, were $87.1 million and $32.6 million, respectively, and gross and net transaction fees were $82.9 million and $24.8 million, respectively. The net transaction and advisory fees were further offset by $3.4 million in broken deal costs during the nine months ended September 30, 2011, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. Refer to “Overview of Results of Operations—Revenues” for further discussion on Management Fee Offset.

Management fees from affiliates increased by $45.4 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to an increase in management fees earned by our real estate and capital markets segments by $24.5 million and $19.0 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the nine months ended September 30, 2011 as compared to the same period during 2010.

Carried interest (loss) income from affiliates changed by $(1,283.6) million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the nine months ended September 30, 2011, there was $(1,297.6) million and $401.4 million of unrealized carried interest loss and realized carried interest income, respectively, which resulted in total carried interest loss from affiliates of $(896.2) million. During the nine months ended September 30, 2010, there was $239.8 million and $147.7 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $387.5 million. The $1,537.4 million decrease in unrealized carried interest income was driven by significant declines in the fair value of portfolio investments held by certain of our private equity and capital markets funds which resulted in reversals of previously recognized carried interest income, primarily by Fund VI, Fund VII, COF I, COF II, Fund V, ACLF and SOMA, which had decreased carried interest income of $648.3 million, $516.0 million, $69.7 million, $57.2 million, $39.9 million, $25.0 million and $17.4 million, respectively, during the period. In addition, there was a reversal of previously recognized carried interest income due to general partner obligations to return carried interest income that was previously distributed on Fund VI, COF II and SOMA of $78.0 million, $24.2 million and $17.6 million, respectively, during the nine months ended September 30, 2011. The $253.7 million increase in realized carried interest income was attributable to increased dispositions along with higher interest and dividend income distributions from portfolio investments held by certain of our private equity and capital markets funds, primarily by Fund IV, Fund VI and Fund VII of $112.3 million, $80.6 million and $73.9 million, respectively, during the nine months ended September 30, 2011 as compared to the same period during 2010.

Expenses

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Compensation and benefits decreased by $674.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to a reversal of previously recognized profit sharing expense of $682.6 million driven by the change in carried interest income earned from certain of our private equity and capital markets funds due to the significant decline in the fair value of their underlying portfolio investments during the period. In addition, incentive fee compensation decreased by $6.0 million as a result of the unfavorable performance of certain of our capital markets funds during the period. These decreases were partially offset by an increase in salary, bonus and benefits of $8.0 million driven by an increase in headcount and bonus accruals during the period, along with increased non-cash equity-based compensation expense of $6.3 million primarily related to additional grants of RSUs subsequent to September 30, 2010.

Interest expense increased by $2.5 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to higher interest expense incurred on the AMH credit facility due to the margin rate increase once the maturity date was extended during December 2010.

Professional fees decreased by $2.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to lower external accounting, tax, audit, legal and consulting fees incurred during the three months ended September 30, 2011 as compared to the same period during 2010.

General, administrative and other expenses increased by $2.4 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds and continued expansion of our global investment platform during the three months ended September 30, 2011 as compared to the same period during 2010.

Placement fees increased by $2.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to increased fundraising efforts during 2011 in connection with our private equity and capital markets funds resulting in higher placement fees incurred of $1.5 million and $1.3 million, respectively, during the three months ended September 30, 2011 as compared to the same period during 2010.

Occupancy expense increased by $4.5 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended September 30, 2011 as compared to the same period during 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Compensation and benefits decreased by $361.5 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to a reversal of previously recognized profit sharing expense of $400.7 million driven by the change in carried interest income earned from certain of our private equity and capital markets funds due to the significant decline in the fair value of their underlying portfolio investments during the period. In addition, incentive fee compensation decreased by $8.7 million as a result of the unfavorable performance of certain of our capital markets funds during the period. These decreases were partially offset by an increase in salary, bonus and benefits of $24.3 million driven by an increase in headcount and bonus accruals during the period, along with increased non-cash equity-based compensation expense of $23.7 million primarily related to additional grants of RSUs subsequent to September 30, 2010.

Interest expense increased by $3.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to higher interest expense incurred on the AMH credit facility due to the margin rate increase once the maturity date was extended during December 2010.

Professional fees increased by $5.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the period which was primarily associated with incremental costs incurred to register the Company’s Class A shares during the nine months ended September 30, 2011.

General, administrative and other expenses increased by $10.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the nine months ended September 30, 2011 as compared to the same period during 2010.

Occupancy expense increased by $8.9 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the nine months ended September 30, 2011 as compared to the same period during 2010.

Other (Loss) Income

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net (losses) gains from investment activities changed by $(472.9) million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to a $(438.3) million change in net unrealized gains (losses) related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $33.4 million unrealized loss related to the change in the fair value of the investment in HFA during the three months ended September 30, 2011.

Net (losses) gains from investment activities of consolidated VIEs changed by $(37.7) million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to a decrease in net realized and unrealized (losses) gains relating to the changes in the fair values of investments held by the consolidated VIEs of $(80.6) million, along with higher expenses of $6.9 million during the period. These decreases were partially offset by higher net unrealized and realized gains relating to debt held by the consolidated VIEs of $50.4 million during the three months ended September 30, 2011 as compared to the same period during 2010.

(Loss) income from equity method investments changed by $(83.9) million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I, ACLF and COF II had the most significant impact and together generated $49.4 million of loss from equity method investments during the three months ended September 30, 2011 as compared to $27.4 million of gain from equity method investments during the three months ended September 30, 2010 resulting in a net decrease of income from equity method investments totaling $76.8 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the three months ended September 30, 2011 and 2010.

Other (loss) income, net decreased by $58.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to $40.0 million of insurance reimbursement received during the three months ended September 30, 2010 relating to the $200.0 million litigation settlement incurred during 2008. During the three months ended September 30, 2011, approximately $8.0 million of offering costs were incurred related to the launch of AMTG. The remaining change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2011 as compared to the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net (losses) gains from investment activities changed by $(352.3) million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to a $(340.1) million change in net unrealized gains (losses) related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $13.3 million unrealized loss related to the change in the fair value of the investment in HFA during the nine months ended September 30, 2011.

Net (losses) gains from investment activities of consolidated VIEs changed by $(32.7) million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to a decrease in net realized and unrealized (losses) gains relating to the changes in the fair values of investments held by the consolidated VIEs of $(53.1) million, along with higher expenses of $24.5 million during the period. These decreases were partially offset by higher net unrealized and realized gains relating to the debt held by the consolidated VIEs of $44.0 million during the nine months ended September 30, 2011 as compared to the same period during 2010.

(Loss) income from equity method investments changed by $(62.9) million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I, COF II and ACLF had the most significant impact and together generated $30.0 million of loss from equity method investments during the nine months ended September 30, 2011 as compared to $27.0 million of gain from equity method investments during the nine months ended September 30, 2010 resulting in a net decrease of income from equity method investments totaling $57.0 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the nine months ended September 30, 2011 and 2010.

Other income, net decreased by $59.4 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to $67.5 million of insurance reimbursement received during the nine months ended September 30, 2010 relating to the $200.0 million litigation settlement incurred during 2008. During the nine months ended September 30, 2011, approximately $8.0 million of offering costs were reimbursed that were incurred during 2009 related to the launch of ARI, offset by approximately $8.0 million of offering costs incurred related to the launch of AMTG during the third quarter of 2011. The remaining change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the nine months ended September 30, 2011 as compared to the same period in 2010.

Income Tax Benefit (Provision)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The income tax benefit (provision) decreased by $50.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. As discussed in note 1 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had (loss) income before taxes of $(44.7) million and $74.6 million for the three months ended September 30, 2011 and 2010, respectively, after adjusting for permanent tax differences. The $119.3 million change in (loss) income before taxes resulted in decreased federal, state and local taxes of $51.6 million utilizing a marginal corporate tax rate inclusive of the provision to return adjustment. The remaining change in the income tax provision of $0.9 million during the three months ended September 30, 2011 as compared to the same period during 2010 was primarily affected by increases in the NYC UBT, as well as taxes on foreign subsidiaries.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The income tax benefit (provision) decreased by $55.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. As discussed in note 1 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had (loss) income before taxes of $(18.0) million and $104.7 million for the nine months ended September 30, 2011 and 2010, respectively, after adjusting for permanent tax differences. The $122.7 million change in (loss) income before taxes resulted in decreased federal, state and local taxes of $54.1 million utilizing a marginal corporate tax rate inclusive of the provision to return adjustment. The remaining change in the income tax provision of $1.0 million during the nine months ended September 30, 2011 as compared to the same period during 2010 was primarily affected by decreases in the NYC UBT, as well as taxes on foreign subsidiaries.

Non-Controlling Interests

Net loss (income) attributable to Non-Controlling Interests consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
AAA(1)	$329,649	$(96,723)	$134,347	$(194,619)
Consolidated VIEs(2)	4,760	(32,910)	41	(32,645)
Former employees(3)	(4,149)	(3,433)	(9,383)	(13,200)

Net loss (income) attributable to Non-Controlling Interests in consolidated entities	330,260	(133,066)	125,005	(240,464)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	946,757	24,874	992,719	371,787

Net loss (income) attributable to Non-Controlling Interests	$1,277,017	$(108,192)	$1,117,724	$131,323

(1)	Reflects the Non-Controlling Interests in the net loss (income) of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% and 97% during the three and nine months ended September 30, 2011 and 2010, respectively.
(2)	Reflects the Non-Controlling Interests in the net loss (income) of the consolidated VIEs and includes $4.6 million and $14.2 million of losses recorded within appropriated partners’ deficit related to consolidated VIEs during the three and nine months ended September 30, 2011, respectively, and $3.2 million of gains and $0.4 million of losses recorded within appropriated partners’ deficit related to consolidated VIEs during the three and nine months ended September 30, 2010, respectively.
(3)	Reflects the remaining interest held by certain former employees in the net income of our capital markets management companies.

Initial Public Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. Apollo Global Management received net proceeds from the IPO of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and the Company’s ownership interest increased from 29.3% to 33.5%. As such, the difference between the fair value of the consideration paid for the Apollo Operating Group level ownership interest and the book value on the date of the IPO is reflected in Additional Paid in Capital.

Net loss attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net (loss) income	$(1,743,943)	$132,332	$(1,597,483)	$(242,989)
Net loss (income) attributable to Non-Controlling Interests in consolidated entities	330,260	(133,066)	125,005	(240,464)

Net loss after Non-Controlling Interests in consolidated entities	(1,413,683)	(734)	(1,472,478)	(483,453)
Adjustments:
Income tax (benefit) provision(1)	(19,847)	30,856	(7,477)	47,638
NYC UBT and foreign tax provision(2)	(2,230)	(1,310)	(4,911)	(5,933)
Capital increase related to equity-based compensation	(22,797)	—	(22,797)	—
Net loss in non-Apollo Operating Group entities	27,752	12,545	973	14,111

Total adjustments	(17,122)	42,091	(34,212)	55,816

Net (loss) income after adjustments	(1,430,805)	41,357	(1,506,690)	(427,637)
Approximate weighted average ownership percentage of Apollo Operating Group	66.3%	71.0%	67.9%	71.0%

Net loss attributable to Apollo Operating Group before other adjustments(3)	(946,757)	29,377	(992,719)	(305,496)
AMH special allocation(4)	—	(54,251)	—	(66,291)

Net loss attributable to Non-Controlling Interests in Apollo Operating Group	$(946,757)	$(24,874)	$(992,719)	$(371,787)

(1)	Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. Federal, state, and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 66.3% and 67.9% during the three and nine months ended September 30, 2011, respectively, and approximately 71.0% during the three and nine months ended September 30, 2010, respectively, to the consolidated net income (loss) of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.
(4)	These amounts represent special allocation of income to APO Corp. and reduction of income allocated to Holdings due to the amendment to the AMH partnership agreement as discussed in note 11 to our condensed consolidated financial statements. There was no extension of the special allocation after December 31, 2010. Therefore as a result, the Company did not allocate any additional income from AMH to APO Corp. related to the special allocation. However, the Company will continue to allocate income to APO Corp. based on the current economic sharing percentage.

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

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three and nine months ended September 30, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$14,891	$—	$14,891	$16,964	$—	$16,964
Management fees from affiliates	65,173	—	65,173	64,489	—	64,489
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	—	(1,399,141)	(1,399,141)	—	228,125	228,125
Realized gains	—	40,525	40,525	—	—	—

Total Revenues	80,064	(1,358,616)	(1,278,552)	81,453	228,125	309,578

Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,415	—	32,415	34,201	—	34,201
Profit sharing expense	—	(497,161)	(497,161)	—	97,203	97,203

Total compensation and benefits(2)	32,415	(497,161)	(464,746)	34,201	97,203	131,404
Other expenses(3)	26,900	—	26,900	24,554	—	24,554

Total Expenses	59,315	(497,161)	(437,846)	58,755	97,203	155,958

Other (Loss) Income:
Net losses from investment activities	—	(1,226)	(1,226)	—	—	—
(Loss) income from equity method investments	—	(38,285)	(38,285)	—	17,648	17,648
Other (loss) income, net(4)	(981)	—	(981)	42,445	—	42,445

Total Other (Loss) Income	(981)	(39,511)	(40,492)	42,445	17,648	60,093

Economic Net Income (Loss)	$19,768	$(900,966)	$(881,198)	$65,143	$148,570	$213,713

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(77,984) for Fund VI for the three months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes non-cash charges related to equity-based compensation.
(3)	Excludes expenses related to consolidated funds.
(4)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$51,533	$—	$51,533	$49,063	$—	$49,063
Management fees from affiliates	196,154	—	196,154	193,939	—	193,939
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	—	(1,108,408)	(1,108,408)	—	201,938	201,938
Realized gains	—	330,473	330,473	—	56,503	56,503

Total Revenues	247,687	(777,935)	(530,248)	243,002	258,441	501,443

Expenses:
Compensation and benefits:
Salary, bonus and benefits	98,011	—	98,011	97,696	—	97,696
Profit sharing expense	—	(245,130)	(245,130)	—	118,218	118,218

Total compensation and benefits(2)	98,011	(245,130)	(147,119)	97,696	118,218	215,914
Other expenses(3)	81,770	—	81,770	79,446	—	79,446

Total Expenses	179,781	(245,130)	(65,349)	177,142	118,218	295,360

Other (Loss) Income:
Net losses from investment activities	—	(1,226)	(1,226)	—	—	—
(Loss) income from equity method investments	—	(17,942)	(17,942)	—	26,735	26,735
Other income, net(4)	7,824	—	7,824	69,621	—	69,621

Total Other Income (Loss)	7,824	(19,168)	(11,344)	69,621	26,735	96,356

Economic Net Income (Loss)	$75,730	$(551,973)	$(476,243)	$135,481	$166,958	$302,439

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(77,984) for Fund VI for the nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes non-cash charges related to equity-based compensation.
(3)	Excludes expenses related to consolidated funds.
(4)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds.

	Three Months Ended September 30,		Amount Change	Percentage Change	Nine Months Ended September 30,		Amount Change	Percentage Change
	2011	2010			2011	2010
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$14,891	$16,964	$(2,073)	(12.2)%	$51,533	$49,063	$2,470	5.0%
Management fees from affiliates	65,173	64,489	684	1.1	196,154	193,939	2,215	1.1
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	(1,399,141)	228,125	(1,627,266)	NM	(1,108,408)	201,938	(1,310,346)	NM
Realized gains	40,525	—	40,525	NM	330,473	56,503	273,970	484.9

Total carried interest (loss) income from affiliates	(1,358,616)	228,125	(1,586,741)	NM	(777,935)	258,441	(1,036,376)	NM

Total Revenues	(1,278,552)	309,578	(1,588,130)	NM	(530,248)	501,443	(1,031,691)	NM

Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,415	34,201	(1,786)	(5.2)	98,011	97,696	315	0.3
Profit sharing expense	(497,161)	97,203	(594,364)	NM	(245,130)	118,218	(363,348)	NM

Total compensation and benefits	(464,746)	131,404	(596,150)	NM	(147,119)	215,914	(363,033)	NM
Other expenses	26,900	24,554	2,346	9.6	81,770	79,446	2,324	2.9

Total Expenses	(437,846)	155,958	(593,804)	NM	(65,349)	295,360	(360,709)	NM

Other (Loss) Income:
Net losses from investment activities	(1,226)	—	(1,226)	NM	(1,226)	—	(1,226)	NM
(Loss) income from equity method investments	(38,285)	17,648	(55,933)	NM	(17,942)	26,735	(44,677)	NM
Other (loss) income, net	(981)	42,445	(43,426)	NM	7,824	69,621	(61,797)	(88.8)

Total Other (Loss) Income	(40,492)	60,093	(100,585)	NM	(11,344)	96,356	(107,700)	NM

Economic Net (Loss) Income	$(881,198)	$213,713	$(1,094,911)	NM	$(476,243)	$302,439	$(778,682)	NM

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(77,984) for Fund VI for the three and nine months ended September 30, 2011, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, decreased by $2.1 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to a decrease in the number of acquisitions and divestitures during the period, primarily by Fund VII. Gross advisory and transaction fees, including directors’ fees, were $37.1 million and $43.8 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of $6.7 million or 15.3%. The transaction fees earned during 2011 primarily related to two portfolio investment transactions which together generated $5.8 million and $3.7 million of the gross and net transaction fees, respectively, as compared to transaction fees earned during 2010 from two portfolio investment transactions which together generated $19.2 million and $6.1 million of the gross and net transaction fees. The advisory fees earned during 2011 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Athene Life Re Ltd., Berry Plastics Group, Caesars Entertainment, LeverageSource, and Realogy Corporation, which generated gross and net fees of $21.7 million and $10.1 million, respectively. The advisory fees earned during 2010 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Caesars Entertainment, LeverageSource and Realogy Corporation which generated gross and net fees of $13.5 million and $5.1 million, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $22.2 million and $26.8 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of $4.6 million or 17.2%.

Management fees from affiliates increased by $0.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to increased management fees earned from AAA Investments of $0.6 million as a result of increased adjusted gross assets managed during the period. In addition, management fees of $0.6 million were earned from an additional fund which began earning fees during the third quarter of 2011. These increases were partially offset by decreased management fees earned by Fund VI and Fund V of $0.4 million and $0.1 million, respectively, as a result of decreases in the values of fee-generating invested capital during the period.

Carried interest (loss) income from affiliates changed by $(1,586.7) million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to a decrease in net unrealized gains of $1,627.3 million driven by significant declines in the fair values of the underlying portfolio investments held during the period which resulted in reversals of previously recognized carried interest income, primarily by Fund VI, Fund VII, Fund V, Fund IV and AAA of $834.2 million, $658.7 million, $31.0 million, $18.0 million and $7.4 million, respectively. In addition, there was a reversal of previously recognized carried interest income due to general partner obligations to return carried interest income that was previously distributed on Fund VI of $78.0 million during the three months ended September 30, 2011. The remaining change relates to an increase in net realized gains of $40.5 million resulting from higher interest and dividend income distributions from portfolio investments held, primarily by Fund VII and Fund VI of $23.0 million and $17.5 million, respectively, during the three months ended September 30, 2011 as compared to the same period during 2010.

As noted above, Fund VI had the largest impact on our financial results during the quarter, accounting for $912.1 million of the $1.6 billion unrealized carried interest reversal. The combined fair value of Fund VI’s investments was $9.1 billion at the end of the quarter, which declined by 25% from the end of last June after adjusting for purchases and sales. The largest drivers of this decrease include the fund’s equity and debt investments in CEVA Logistics, Momentive Performance Materials, Noranda Aluminum, Realogy Corporation and Rexnord.

Additionally, Fund VII had the second largest impact on Apollo’s financial results during the third quarter, accounting for $441.5 million of the $1.6 billion unrealized carried interest reversal. The combined fair value of Fund VII’s investments was $8.0 billion at the end of the quarter, which declined by 21% from the end of last June after adjusting for purchases and sales. The largest drivers of this decrease include the fund’s equity and debt investments in Lyondell and Charter as well as some of the fund’s strategic debt investment vehicles. The fair value of the Fund VII investments on-hand was 27% above cost as of September 30, 2011, and since inception, Fund VII was still generating a 23% gross and 15% net annual IRR.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $2.5 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to an increase in advisory services rendered during the period, primarily with respect to AAA and managed accounts. Gross advisory and transaction fees, including directors’ fees, were $122.3 million and $132.5 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $10.2 million or 7.7%. The transaction fees earned during 2011 primarily related to six portfolio investment transactions which together generated $34.2 million and $17.4 million of the gross and net transaction fees, respectively, as compared to transaction fees earned during 2010 from four portfolio investment transactions which together generated $58.4 million and $20.1 million of the gross and net transaction fees. The advisory fees earned during 2011 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Athene Life Re Ltd., Berry Plastics Group, Caesars Entertainment, CEVA Group plc, LeverageSource, Momentive Performance Materials and Realogy Corporation, which generated gross and net fees of $61.3 million and $27.8 million, respectively. The advisory fees earned during 2010 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Caesars Entertainment, LeverageSource and Realogy Corporation which generated gross and net fees of $41.8 million and $15.7 million, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $70.8 million and $83.4 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $12.6 million or 15.1%

Management fees from affiliates increased by $2.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to increased management fees earned from AAA Investments of $3.4 million as a result of increased adjusted gross assets managed during the period. In addition, Fund VI earned increased management fees of $0.6 million as a result of increased values of fee-generating invested capital during the period. Furthermore, management fees of $0.6 million were earned from an additional fund which began earning fees during the third quarter of 2011. These increases were partially offset by decreased management fees earned by Fund V of $1.7 million as a result of decreases in the values of fee-generating invested capital. In addition, during the third quarter of 2010, Fund IV started its winding down and no longer earns management fees which resulted in a decrease in management fees of $0.7 million during the nine months ended September 30, 2011 as compared to the same period during 2010.

Carried interest (loss) income from affiliates changed by $(1,036.4) million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to a decrease in net unrealized gains of $1,310.3 million driven by significant declines in the fair values of the underlying portfolio investments held during the period which resulted in reversals of previously recognized carried interest income, primarily by Fund VI, Fund VII, Fund V, Fund IV and AAA of $648.3 million, $516.0 million, $39.9 million, $21.5 million and $6.6 million, respectively. In addition, there was a reversal of previously recognized carried interest income due to general partner obligations to return previously distributed carried interest income on Fund VI of $78.0 million, during the nine months ended September 30, 2011. The remaining change relates to an increase of realized carried interest income of $274.0 million resulting from increased dispositions along with higher interest and dividend income distributions from portfolio investments held by certain of our private equity funds, primarily by Fund IV, Fund VI and Fund VII of $112.3 million, $80.6 million and $73.9 million, respectively, during the nine months ended September 30, 2011 as compared to the same period during 2010.

Expenses

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Compensation and benefits decreased by $596.2 million for three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to a $594.4 million decrease in profit sharing expense which was driven by the change in carried interest income earned from our private equity funds during the period. In addition, salary, bonus and benefits expense decreased by $1.8 million during the three months ended September 30, 2011 as compared to the same period during 2010.

Other expenses increased by $2.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to increased interest expense incurred of $2.3 million primarily related to the AMH credit facility along with increased occupancy expense of $1.9 million due to additional office space leased as a result of an increase in our headcount to support the expansion of our investment platform during the period. In addition, placement fees increased by $1.5 million attributable to fundraising from an additional fund. These increases were partially offset by decreased professional fees of $3.4 million due to lower external accounting, tax, audit, legal and consulting fees incurred during the three months ended September 30, 2011 as compared to the same period during 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Compensation and benefits decreased by $363.0 million for nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to a $363.3 million decrease in profit sharing expense which was driven by the change in carried interest income earned from our private equity funds during the period. This decrease was partially offset by increased salary, bonus and benefits expense of $0.3 million driven by an increase in headcount and bonus amounts during the nine months ended September 30, 2011 as compared to the same period during 2010.

Other expenses increased by $2.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to increased occupancy expense of $3.6 million due to additional office space leased as a result of an increase in our headcount to support the expansion of our investment platform during the period, along with increased interest expense incurred of $3.1 million primarily related to the AMH credit facility. These increases were partially offset by decreased professional fees of $3.0 million due to lower external accounting, tax, audit, legal and consulting fees incurred along with decreased general, administrative and other expenses of $1.1 million due to lower travel, information technology, recruiting and other expenses incurred during the three months ended September 30, 2011 as compared to the same period during 2010.

Other (Loss) Income

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

(Loss) income from equity method investments changed by $(55.9) million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily driven by decreases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII and AAA which resulted in decreased income from equity method investments of $44.2 million and $11.9 million, respectively, during the three months ended September 30, 2011 as compared to the same period during 2010.

Other (loss) income, net decreased by $43.4 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to $40.0 million of insurance reimbursement received during the three months ended September 30, 2010 relating to the $200.0 million litigation settlement incurred during 2008. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2011 as compared to the same period during 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

(Loss) income from equity method investments changed by $(44.7) million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily driven by decreases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII and AAA which resulted in decreased income from equity method investments of $33.3 million and $10.8 million, respectively, during the nine months ended September 30, 2011 as compared to the same period during 2010.

Other income, net decreased by $61.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to $67.5 million of insurance reimbursement received during the nine months ended September 30, 2010 relating to the $200.0 million litigation settlement incurred during 2008. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the nine months ended September 30, 2011 as compared to the same period during 2010.

Capital Markets

The following tables set forth segment statement of operations information and ENI, for our capital markets segment for the three and nine months ended September 30, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets:
Revenues:
Advisory and transaction fees from affiliates	$1,831	$—	$1,831	$2,541	$—	$2,541
Management fees from affiliates	47,250	—	47,250	40,419	—	40,419
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	—	(284,120)	(284,120)	—	83,696	83,696
Realized gains	11,300	12,353	23,653	11,500	9,105	20,605

Total Revenues	60,381	(271,767)	(211,386)	54,460	92,801	147,261

Expenses:
Compensation and benefits:
Salary, bonus and benefits	29,053	—	29,053	21,325	—	21,325
Profit sharing expense	—	(66,094)	(66,094)	—	22,154	22,154
Incentive fee compensation	—	(3,876)	(3,876)	—	2,136	2,136

Total compensation and benefits(2)	29,053	(69,970)	(40,917)	21,325	24,290	45,615
Other expenses(3)	18,078	—	18,078	11,866	—	11,866

Total Expenses	47,131	(69,970)	(22,839)	33,191	24,290	57,481

Other (Loss) Income:
Net losses from investment activities	—	(33,370)	(33,370)	—	—	—
(Loss) income from equity method investments	—	(26,374)	(26,374)	—	13,594	13,594
Other (loss) income, net(4)	(8,292)	—	(8,292)	6,741	—	6,741

Total Other (Loss) Income	(8,292)	(59,744)	(68,036)	6,741	13,594	20,335

Economic Net Income (Loss)	$4,958	$(261,541)	$(256,583)	$28,010	$82,105	$110,115

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(24,208) and $(17,576) for COF II and SOMA, respectively, for the three months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes non-cash charges related to equity-based compensation.
(3)	Excludes expenses related to consolidated funds.
(4)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and consolidated VIEs.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets:
Revenues:
Advisory and transaction fees from affiliates	$8,161	$—	$8,161	$8,355	$—	$8,355
Management fees from affiliates	136,677	—	136,677	117,670	—	117,670
Carried interest income (loss) from affiliates:
Unrealized (losses) gains (1)	—	(189,208)	(189,208)	—	37,885	37,885
Realized gains	35,040	35,929	70,969	33,840	57,305	91,145

Total Revenues	179,878	(153,279)	26,599	159,865	95,190	255,055

Expenses:
Compensation and benefits:
Salary, bonus and benefits	82,177	—	82,177	68,086	—	68,086
Profit sharing expense	—	(30,307)	(30,307)	—	7,089	7,089
Incentive fee compensation	—	2,689	2,689	—	11,395	11,395

Total compensation and benefits(2)	82,177	(27,618)	54,559	68,086	18,484	86,570
Other expenses(3)	69,060	—	69,060	53,327	—	53,327

Total Expenses	151,237	(27,618)	123,619	121,413	18,484	139,897

Other (Loss) Income:
Net losses from investment activities	—	(13,309)	(13,309)	—	—	—
(Loss) income from equity method investments	—	(15,268)	(15,268)	—	14,063	14,063
Other (loss) income, net(4)	(5,087)	—	(5,087)	2,057	—	2,057

Total Other (Loss) Income	(5,087)	(28,577)	(33,664)	2,057	14,063	16,120

Economic Net Income (Loss)	$23,554	$(154,238)	$(130,684)	$40,509	$90,769	$131,278

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(24,208) and $(17,576) for COF II and SOMA, respectively, for the nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes non-cash charges related to equity-based compensation.
(3)	Excludes expenses related to consolidated funds.
(4)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and consolidated VIEs.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Amount Change	Percentage Change	2011	2010	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Capital Markets:
Revenues:
Advisory and transaction fees from affiliates	$1,831	$2,541	$(710)	(27.9)%	$8,161	$8,355	$(194)	(2.3)%
Management fees from affiliates	47,250	40,419	6,831	16.9	136,677	117,670	19,007	16.2
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	(284,120)	83,696	(367,816)	NM	(189,208)	37,885	(227,093)	NM
Realized gains	23,653	20,605	3,048	14.8	70,969	91,145	(20,176)	(22.1)

Total carried interest (loss) income from affiliates	(260,467)	104,301	(364,768)	NM	(118,239)	129,030	(247,269)	NM

Total Revenues	(211,386)	147,261	(358,647)	NM	26,599	255,055	(228,456)	(89.6)

Expenses:
Compensation and benefits:
Salary, bonus and benefits	29,053	21,325	7,728	36.2	82,177	68,086	14,091	20.7
Profit sharing expense	(66,094)	22,154	(88,248)	NM	(30,307)	7,089	(37,396)	NM
Incentive fee compensation	(3,876)	2,136	(6,012)	NM	2,689	11,395	(8,706)	(76.4)

Total compensation and benefits	(40,917)	45,615	(86,532)	NM	54,559	86,570	(32,011)	(37.0)
Other expenses	18,078	11,866	6,212	52.4	69,060	53,327	15,733	29.5

Total Expenses	(22,839)	57,481	(80,320)	NM	123,619	139,897	(16,278)	(11.6)

Other (Loss) Income:
Net losses from investment activities	(33,370)	—	(33,370)	NM	(13,309)	—	(13,309)	NM
(Loss) income from equity method investments	(26,374)	13,594	(39,968)	NM	(15,268)	14,063	(29,331)	NM
Other (loss) income, net	(8,292)	6,741	(15,033)	NM	(5,087)	2,057	(7,144)	NM

Total Other (Loss) Income	(68,036)	20,335	(88,371)	NM	(33,664)	16,120	(49,784)	NM

Economic Net (Loss) Income	$(256,583)	$110,115	$(366,698)	NM	$(130,684)	$131,278	$(261,962)	NM

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed interest income of $(24,208) and $(17,576) for COF II and SOMA, respectively, for the three and nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Advisory and transaction fees from affiliates decreased by $0.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Gross advisory and transaction fees, including directors’ fees, were $7.7 million and $7.8 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of $0.1 million or 1.3%. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net fees of $6.6 million and $0.9 million, respectively, during 2011 and gross and net fees of $5.8 million and $1.3 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $5.9 million and $5.3 million for the three months ended September 30, 2011 and 2010, respectively, an increase of $0.6 million or 11.3%.

Management fees from affiliates increased by $6.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to increased asset allocation fees earned from Athene of $3.1 million during the period. These fees are partially offset by a corresponding expense categorized as sub-advisory fees and included within professional fees expense. In addition, management fees of $1.1 million were earned from the closed end fund that Apollo manages, AFT, which began earning management fees during the first quarter of 2011. Also, an increase in gross adjusted assets managed by AINV during the period resulted in increased management fees earned of $1.0 million. Furthermore, increased net assets managed by the remaining capital markets funds, including the Value Funds, collectively resulted in increased management fees of $1.6 million during the period.

Carried interest (loss) income from affiliates changed by $(364.8) million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to a decrease in net unrealized gains of $367.8 million driven by decreased net asset values, primarily with respect to COF I, COF II, ACLF, SOMA and AIE II, resulting in decreased carried interest income of $151.4 million, $64.5 million, $42.8 million, $20.4 million and $13.5 million, respectively, during the period. In addition, there was a reversal of previously recognized carried interest income due to general partner obligations that was previously distributed of $24.2 million and $17.6 million related to COF II and SOMA, respectively, during the three months ended September 30, 2011. The remaining change was attributable to an increase in net realized gains of $3.0 million primarily from dividend and interest income from our portfolio investments held by certain of our capital markets funds, primarily by COF I of $2.7 million, during the three months ended September 30, 2011 as compared to the same period during 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Advisory and transaction fees from affiliates increased by $0.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Gross advisory and transaction fees, including directors’ fees, were $25.7 million and $37.5 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $11.8 million or 31.5%. The transaction fees earned during 2011 related to two portfolio investment transactions which together generated gross and net fees of $2.9 million, respectively. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net advisory fees of $20.1 million and $2.6 million, respectively, during 2011 and gross and net fees of $19.1 million and $4.2 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $17.5 million and $29.1 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $11.6 million or 39.9%.

Management fees from affiliates increased by $19.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to increased asset allocation fees earned from Athene of $6.9 million during the period. These fees are partially offset by a corresponding expense categorized as sub-advisory fees and included within professional fees expense. In addition, an increase in gross adjusted assets managed by AINV, fee-generating invested capital in COF II, commitments in EPF and net assets managed by SOMA resulted in increased management fees earned of $3.1 million, $2.6 million, $1.4 million and $1.2 million, respectively, during the period. Also, management fees of $2.3 million were earned from the closed end fund that Apollo manages, AFT, which began earning management fees during the first quarter of 2011. These increases were partially offset by decreased management fees earned by ACLF of $1.4 million as a result of decreased values of fee-generating invested capital, and by AIE I of $1.0 million as a result of decreased values of net assets managed during the period. Furthermore, increased net assets managed by the remaining capital markets funds, including the Value Funds, collectively resulted in increased management fees of $3.9 million during the period.

Carried interest (loss) income from affiliates changed by $(247.3) million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to a decrease in net unrealized gains of $227.1 million driven by decreased net asset values, primarily with respect to COF I, COF II, AIE II, ACLF and SOMA, resulting in decreased carried interest income of $69.7 million, $57.2 million, $26.1 million, $25.0 million and $17.4 million, respectively, during the period. In addition, there was a reversal of previously recognized carried interest income due to general partner obligations to return carried interest income that was previously distributed of $24.2 million and $17.6 million related to COF II and SOMA, respectively, during the nine months ended September 30, 2011. The remaining change was attributable to a decrease in net realized gains of $20.2 million resulting primarily from dividend and interest income portfolio investments held by certain of our capital markets, primarily by COF I and SOMA of $31.3 million and $5.0 million, respectively, partially offset by an increase from COF II of $17.4 million during the nine months ended September 30, 2011 as compared to the same period during 2010.

Expenses

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Compensation and benefits decreased by $86.5 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to decreased profit sharing expense of $88.2 million driven by the change in carried interest income from certain of our capital markets funds during the period, primarily COF I, COF II and ACLF, due to significant declines in the fair values of their underlying portfolio investments during the period. In addition, incentive fee compensation expense decreased by $6.0 million due to the unfavorable performance of certain of our capital markets funds during the period. These decreases were partially offset by increased salary bonus and benefits expense of $7.7 million driven by an increase in headcount and bonuses during the period.

Other expenses increased by $6.2 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to increased general, administrative and other expenses of $2.0 million driven by higher travel, information technology, recruiting and other expenses, along with increased occupancy expense of $1.3 million due to additional office space leased as a result of an increase in our headcount to support the expansion of our investment platform during the period. In addition, placement fees increased by $1.3 million attributable to fundraising for our new capital markets funds along with increased interest expense incurred of $1.2 million primarily related to the AMH credit facility during the three months ended September 30, 2011 as compared to the same period during 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Compensation and benefits decreased by $32.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to decreased profit sharing expense of $37.4 million driven by the change in carried interest income from certain of our capital markets funds during the period, primarily COF I, COF II and ACLF, due to significant declines in the fair values of their underlying portfolio investments during the period. In addition, incentive fee compensation expense decreased by $8.7 million due to the unfavorable performance of certain of our capital markets funds during the period. These decreases were partially offset by increased salary bonus and benefits expense of $14.1 million driven by an increase in headcount and bonuses during the period.

Other expenses increased by $15.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to increased professional fees of $8.2 million primarily driven by structuring fees associated with AFT totaling $3.6 million along with higher external accounting, tax, audit, legal and consulting fees incurred during the period. In addition, general, administrative and other expenses increased by $7.8 million due to higher travel, information technology, recruiting and other expenses incurred, along with increased occupancy expense of $2.0 million due to additional office spaced leased as a result of an increase in our headcount to support the expansion of our investment platform during the period. These increases were partially offset by decreased placement fees of $1.3 million due to decreased fundraising efforts during the nine months ended September 30, 2011 as compared to the same period during 2010.

Other (Loss) Income

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net losses from investment activities were $33.4 million for the three months ended September 30, 2011. This amount was related to an unrealized loss on the change in the fair value of the investment in HFA during the three months ended September 30, 2011.

(Loss) income from equity method investments changed by $(40.0) million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was driven by decreases in the fair values of investments held by certain of our capital markets funds, primarily by COF I, ACLF and COF II, which resulted in a decrease of income from equity method investments of $21.4 million, $5.8 million and $5.4 million, respectively, during the three months ended September 30, 2011 as compared to the same period during 2010.

Other (loss) income, net decreased by $15.0 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. During the three months ended September 30, 2011, approximately $8.0 million of offering costs were incurred related to the launch of AMTG. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2011 as compared to the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net losses from investment activities were $13.3 million for the nine months ended September 30, 2011. This amount was related to an unrealized loss on the change in the fair value of the investment in HFA during the nine months ended September 30, 2011.

(Loss) income from equity method investments changed by $(29.3) million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was driven by decreases in the fair values of investments held by certain of our capital markets funds, primarily COF I, COF II and ACLF, which resulted in a decrease of income from equity method investments of $14.9 million, $4.6 million and $4.2 million, respectively, during the nine months ended September 30, 2011 as compared to the same period during 2010.

Other (loss) income, net decreased by $7.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, approximately $8.0 million of offering costs were incurred related to the launch of AMTG. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the nine months ended September 30, 2011 as compared to the same period in 2010.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three and nine months ended September 30, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$472	$—	$472	$—	$—	$—
Management fees from affiliates	10,596	—	10,596	1,812	—	1,812
Carried interest income from affiliates	—	—	—	—	—	—

Total Revenues	11,068	—	11,068	1,812	—	1,812

Expenses:
Compensation and benefits:
Salary, bonus and benefits	6,965	—	6,965	4,920	—	4,920

Total compensation and benefits(1)	6,965	—	6,965	4,920	—	4,920
Other expenses	6,827	—	6,827	5,567	—	5,567

Total Expenses	13,792	—	13,792	10,487	—	10,487

Other Income (Loss):
Income from equity method investments	—	234	234	—	164	164
Other loss, net	(192)	—	(192)	(41)	—	(41)

Total Other (Loss) Income	(192)	234	42	(41)	164	123

Economic Net (Loss) Income	$(2,916)	$234	$(2,682)	$(8,716)	$164	$(8,552)

(1)	Excludes non-cash charges related to equity-based compensation.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$472	$—	$472	$—	$—	$—
Management fees from affiliates	29,525	—	29,525	5,027	—	5,027
Carried interest income from affiliates	—	—	—	—	—	—

Total Revenues	29,997	—	29,997	5,027	—	5,027

Expenses:
Compensation and benefits:
Salary, bonus and benefits	24,600	—	24,600	14,723	—	14,723

Total compensation and benefits(1)	24,600	—	24,600	14,723	—	14,723
Other expenses	19,642	—	19,642	9,053	—	9,053

Total Expenses	44,242	—	44,242	23,776	—	23,776

Other Income:
Income from equity method investments	—	641	641	—	284	284
Other income, net	9,842	—	9,842	33	—	33

Total Other Income	9,842	641	10,483	33	284	317

Economic Net (Loss) Income	$(4,403)	$641	$(3,762)	$(18,716)	$284	$(18,432)

(1)	Excludes non-cash charges related to equity-based compensation.

	Three Months Ended September 30,			Percentage Change	Nine Months Ended September 30,			Percentage Change
	2011	2010	Amount Change		2011	2010	Amount Change
	(in thousands)				(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$472	$—	$472	NM	$472	$—	$472	NM
Management fees from affiliates	10,596	1,812	8,784	484.8%	29,525	5,027	24,498	487.3%
Carried interest income from affiliates	—	—	—	NM	—	—	—	NM

Total Revenues	11,068	1,812	9,256	NM	29,997	5,027	24,970	496.7

Expenses:
Compensation and benefits:
Salary, bonus and benefits	6,965	4,920	2,045	41.6	24,600	14,723	9,877	67.1

Total Compensation and Benefits	6,965	4,920	2,045	41.6	24,600	14,723	9,877	67.1
Other expenses	6,827	5,567	1,260	22.6	19,642	9,053	10,589	117.0

Total Expenses	13,792	10,487	3,305	31.5	44,242	23,776	20,466	86.1

Other Income (Loss):
Income from equity method investments	234	164	70	42.7	641	284	357	125.7
Other (loss) income, net	(192)	(41)	(151)	368.3	9,842	33	9,809	NM

Total Other Income (Loss)	42	123	(81)	(65.9)	10,483	317	10,166	NM

Economic Net (Loss) Income	$(2,682)	$(8,552)	$5,870	(68.6)%	$(3,762)	$(18,432)	$14,670	(79.6)%

Revenues

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Advisory and transaction fees from affiliates were $0.5 million for the three months ended September 30, 2011 which were earned by a new fund, AGRE Debt Fund I, L.P.

Management fees increased by $8.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to $6.9 million of fees earned from the management contracts associated with CPI Funds that were acquired during November 2010. CPI Capital Partners Europe, CPI Capital Partners Asia Pacific and CPI Capital Partners North America earned fees of $2.6 million, $2.2 million and $2.1 million, respectively, during the period. In addition, increased net assets managed by ARI, AGRE U.S. Real Estate Fund, AGRE CMBS Fund, L.P. (“AGRE CMBS”) and AGRE Debt Fund I, L.P. resulted in increased management fees earned of $0.8 million, $0.4 million, $0.6 million, and $0.1 million, respectively, during the three months ended September 30, 2011 as compared to the same period during 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Advisory and transaction fees from affiliates were $0.5 million for the nine months ended September 30, 2011 which were earned by a new fund, AGRE Debt Fund I, L.P.

Management fees increased by $24.5 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to $20.8 million of fees earned from CPI Funds that were acquired during November 2010. CPI Capital Partners Europe, CPI Capital Partners Asia Pacific and CPI Capital Partners North America earned fees of $7.9 million, $6.6 million, and $6.3 million, respectively, during the period. In addition, increased net assets managed by ARI, AGRE U.S. Real Estate Fund, AGRE CMBS and AGRE Debt Fund I, L.P. account resulted in increased management fees earned of $1.6 million, $1.0 million, $1.0 million and $0.1 million, respectively, during the nine months ended September 30, 2011 as compared to the same period during 2010.

Expenses

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Compensation and benefits increased by $2.0 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was attributable to an increase in salary, bonus and benefits expense primarily driven by an increase in headcount as a result of the CPI Funds that were acquired during November 2010 and expansion of our real estate funds during the three months ended September 30, 2011 as compared to the same period during 2010.

Other expenses increased by $1.3 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This change was primarily attributable to increased occupancy expense of $1.3 million due to additional office space leased as a result of an increase in our headcount to support the expansion of our real estate funds during the period. In addition, amortization and depreciation expense increased by $1.0 million during the three months ended September 30, 2011 primarily as a result of the amortization of the management contracts associated with the CPI Funds that were acquired during November 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Compensation and benefits increased by $9.9 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was attributable to an increase in salary, bonus and benefits expense primarily driven by an increase in headcount as a result of the CPI Funds that were acquired during November 2010 and expansion of our real estate funds during the nine months ended September 30, 2011 as compared to the same period during 2010.

Other expenses increased by $10.6 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to increased amortization and depreciation expense of $3.5 million during the nine months ended September 30, 2011 primarily as a result of the amortization of the management contracts associated with the CPI Funds that were acquired during November 2010. In addition, general, administrative and other expenses increased by $3.4 million driven by increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds during the period. Furthermore, occupancy expense increased by $3.2 million due to additional office space leased as a result of an increase in our headcount to support the expansion of our real estate funds during the nine months ended September 30, 2011 as compared to the same period during 2010.

Other Income (Loss)

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Other (loss) income, net increased by $9.8 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This change was primarily attributable to the reimbursement of approximately $8.0 million during the nine months ended September 30, 2011 of offering costs incurred during 2009 related to the launch of ARI. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the nine months ended September 30, 2011 as compared to the same period during 2010.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three and nine months ended September 30, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to equity-based compensation, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010(1)	2011	2010(1)
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$17,194	$19,505	$60,166	$57,418
Management fees from affiliates	123,019	106,720	362,356	316,636
Carried interest income from affiliates	11,300	11,500	35,040	33,840

Total Revenues	151,513	137,725	457,562	407,894

Expenses:
Compensation and benefits(2)	68,433	60,446	204,788	180,505
Interest expense	9,790	7,340	30,999	27,664
Professional fees(3)	6,750	9,651	36,669	31,268
General, administrative and other(4)	16,196	14,033	54,522	44,436
Placement fees	1,991	(793)	3,105	3,748
Occupancy	10,391	5,882	25,542	16,690
Depreciation and amortization	6,687	5,874	19,635	18,020

Total Expenses	120,238	102,433	375,260	322,331

Other Income (Loss):
Interest income	670	341	1,540	1,001
Other (loss) income, net	(10,135)	48,804	11,039	70,710

Total Other (Loss) Income	(9,465)	49,145	12,579	71,711

Economic Net Income	$21,810	$84,437	$94,881	$157,274

(1)	Includes $40.0 million and $67.5 million of insurance proceeds related to a litigation settlement included in other income during the three and nine months ended September 30, 2010, respectively.
(2)	Excludes non-cash charges related to equity-based compensation.
(3)	Excludes professional fees related to the consolidated funds.
(4)	Excludes general and administrative expenses related to the consolidated funds.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Incentive Business
Revenues:
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	$(1,683,261)	$311,821	$(1,297,616)	$239,823
Realized gains	52,878	9,105	366,402	113,808

Total Revenues	(1,630,383)	320,926	(931,214)	353,631

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense(1)	(582,571)	116,677	(424,689)	85,206
Realized profit sharing expense	19,316	2,680	149,252	40,101

Total Profit Sharing Expense	(563,255)	119,357	(275,437)	125,307
Incentive fee compensation	(3,876)	2,136	2,689	11,395

Total Compensation and Benefits	(567,131)	121,493	(272,748)	136,702

Other (Loss) Income:
Net losses from investment activities(2)	(34,596)	—	(14,535)	—
(Loss) income from equity method investments	(64,425)	31,406	(32,569)	41,082

Total Other (Loss) Income	(99,021)	31,406	(47,104)	41,082

Economic Net (Loss) Income	$(1,162,273)	$230,839	$(705,570)	$258,011

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(77,984), $(24,208), and $(17,576) for Fund VI, COF II and SOMA, respectively, for the three months and nine months ended September 30, 2011. Included in unrealized profit sharing expense is reversal of previously realized profit sharing expense for the amounts receivable from Contributing Partners and certain employees due to the general partner obligation to return previously distributed carried interest income of $(22,920) and $(7,177) for Fund VI and COF II, respectively, for the three months and nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments including management and incentive businesses and a reconciliation of ENI to Net Loss attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$(1,478,870)	$458,651	$(473,652)	$761,525
Expenses	(446,893)	223,926	102,512	459,033
Other (loss) income	(108,486)	80,551	(34,525)	112,793

Economic Net (Loss) Income	(1,140,463)	315,276	(610,689)	415,285
Non-cash charges related to equity-based compensation	(288,208)	(281,914)	(859,173)	(835,520)
Income tax benefit (provision)	19,847	(30,856)	7,477	(47,638)
Net income attributable to Non-Controlling Interests in consolidated entities(1)	(4,149)	(3,433)	(9,383)	(13,200)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	946,757	24,874	992,719	371,787
Income from a consolidated VIE	(710)	—	(710)	—
Net income (loss) of Metals Trading Fund	—	193	—	(2,380)

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(466,926)	$24,140	$(479,759)	$(111,666)

(1)	Excludes Non-Controlling Interests attributable to AAA and consolidated VIEs as such amounts are not included within Net Loss attributable to Apollo Global Management, LLC. Economic Net (Loss) Income is presented on a segment basis and excludes our consolidated funds and consolidated VIEs.

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	September 30, 2011			December 31, 2010
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
	(in thousands)
AMH credit facility	$728,273	5.43	%(1)	$728,273	3.78	%(1)
CIT secured loan agreement	10,350	3.39		23,252	3.50

Total Debt	$738,623	5.38%		$751,525	3.77%

(1)	Includes the effect of interest rate swaps.

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

We have made one or more distributions to our Managing Partners and Contributing Partners, representing all of the undistributed earnings generated by the businesses contributed to the Apollo Operating Group prior to the private offering transactions that occurred in 2007 pursuant to which the Company sold shares to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Private Offering Transactions”). For this purpose, income attributable to carried interest on private equity funds related to either carry-generating transactions that closed prior to the Private Offering Transactions which closed in July 2007 or carry-generating transactions to which a definitive agreement was executed, but that did not close, prior to the Private Offering Transactions are treated as having been earned prior to the Private Offering Transactions.

On December 20, 2010, the Company repurchased approximately $180.8 million of AMH debt in connection with the extension of the maturity date of such loans and had a remaining outstanding balance of $728.3 million. The Company determined that debt modification resulted in debt extinguishment, which did not result in any gain or loss recognized in the condensed consolidated financial statements.

Cash Flows

Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are summarized and discussed within the table and corresponding commentary below:

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating Activities	$653,818	$217,649
Investing Activities	(67,371)	(30,150)
Financing Activities	(160,411)	36,446

Net Increase in Cash and Cash Equivalents	$426,036	$223,945

Operating Activities

Net cash provided by operating activities was $653.8 million during the nine months ended September 30, 2011. During this period, there was $1,597.5 million in net losses, to which $859.2 million of equity-based compensation, a noncash expense, was added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the nine months ended September 30, 2011 included $1,185.9 million of sales of investments held by the consolidated VIEs, $156.1 in net unrealized losses from investments held by the consolidated funds and VIEs, a $67.4 million increase in due to affiliates and $1,232.4 million decrease in carried interest receivable. The decrease in our carried interest receivable balance during the nine months ended September 30, 2011 was driven primarily by $776.4 million of carried interest losses from the change in fair value of funds for which we act as general partner, along with fund cash distributions of $455.3 million. These favorable cash adjustments were offset by $991.2 million of purchases of investments held by the consolidated VIEs, $393.6 million decrease in profit sharing payable and $41.8 million of realized gains on debt of the consolidated VIEs.

Net cash provided by operating activities was $217.6 million during the nine months ended September 30, 2010. During this period, there was a $243.0 million net loss, to which $835.5 million of equity-based compensation, a non-cash expense, was added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the nine months ended September 30, 2010 included $220.0 million of net unrealized gains from investment activities of consolidated funds and consolidated VIEs, $393.2 million in net purchases of investments primarily by the consolidated VIEs and a $118.0 million increase in other assets of the consolidated VIEs, which is primarily due to the increase in receivables from brokers relating to the sale of investments. Furthermore, there was a $245.7 million increase in our carried interest receivables. The increase in our carried interest receivable balance during the nine months ended September 30, 2010 was driven by a $389.7 million increase in the fair value of the funds for which we act as general partner and $29.5 million in carried interest income due to affiliates, offset by fund cash distributions of $173.5 million. These cash adjustments were offset by a $85.3 million increase in our profit sharing payable, which was also primarily driven by increases in the fair value of the funds for which we act as general partner and $344.4 million of sales of investments held by the consolidated VIEs.

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

Investing Activities

Net cash used in investing activities was $67.4 million for the nine months ended September 30, 2011, which was primarily comprised of $19.9 million in purchases of fixed assets, $40.9 million of cash contributions to equity method investments and $52.1 million of purchases of investment in HFA, offset by $46.9 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to EPF, Fund VII and AGRE U.S. Real Estate Fund. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF I, COF II, Artus, EPF and Vantium C.

Net cash used in investing activities was $30.2 million for the nine months ended September 30, 2010, which was primarily comprised of $52.1 million of cash contributions to equity method investments, $1.4 million of cash paid for a business acquisition and $3.2 million of fixed asset purchases, offset by $26.2 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, Palmetto, COF I and EPF. Cash distributions from equity method investments were primarily related to Fund VII, ACLF and Vantium C.

Financing Activities

Net cash used in financing activities was $160.4 million for the nine months ended September 30, 2011, which was primarily comprised of $412.1 million in repayment of term loans by consolidated VIEs, $300.9 million in distributions by consolidated VIEs, $151.2 million of dividends paid to Non-Controlling Interests in Apollo Operating Group, $27.3 million of dividends paid to Non-Controlling Interests in consolidated funds, $76.6 million in dividends and $17.0 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs. These adjustments were offset by $384.0 million in proceeds from the issuance of Class A shares and $454.4 million of debt issued by consolidated VIEs.

Net cash provided by financing activities was $36.4 million for the nine months ended September 30, 2010, which was primarily comprised of $320.2 million of debt issued by consolidated VIEs. This amount was offset by the repayment of term loans of $136.1 million by consolidated VIEs and purchases of AAA units of $48.8 million. In addition, there were $40.5 million of distributions to Non-Controlling Interests in the consolidated entities and $14.1 million and $33.6 million of dividends paid to Class A shareholders and Non-Controlling Interests in the Apollo Operating Group, respectively.

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
May 27, 2010	$0.07	June 15, 2010	$6.7	$16.8	$23.5	$1.0
August 2, 2010	$0.07	August 25, 2010	$6.9	$16.8	$23.7	$1.4
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	$0.22	June 1, 2011	$26.8	$52.8	$79.6	$4.7
August 9, 2011	$0.24	August 29, 2011	$29.5	$57.6	$87.1	$5.1

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

In addition, in April 2010 we announced a new strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125.0 million over a five-year period or as close a period as required to provide CalPERS with that benefit.

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

The Company granted approximately 5.5 million RSUs to its employees during the nine months ended September 30, 2011. The average estimated fair value per share on the grant date was $16.23 with a total fair value of the grant of $88.7 million. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company has incurred and expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $106.5 million, $101.7 million, $69.8 million, $19.3 million, $10.1 million and $7.7 million during the years ended December 31, 2011, 2012, 2013, 2014, 2015, and 2016, respectively. These grants will not have an impact on the Company’s cash flow.

Although Apollo Global Management, LLC expects to pay distributions according to our distribution policy, we may not pay distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended distributions. To the extent we do not have cash on hand sufficient to pay distributions, we may have to borrow funds to pay distributions, or we may determine not to pay distributions. The declaration, payment and determination of the amount of our quarterly distributions is at the sole discretion of our manager.

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

Accordingly, in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously distributed carried interest income with respect to Fund IV, Fund V, Fund VI, Fund VII and certain other capital markets funds, we will be obligated to reimburse our Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the distribution to which that general partner obligation related.

On November 3, 2011, the Company declared a cash distribution of $0.20 per Class A share, which will be paid on December 2, 2011 to holders of record on November 25, 2011.

In September 2011, one of the private equity funds we manage, Fund IV, entered into a sale agreement for one of its portfolio companies, Connections Education. Based on current estimates, this sale is expected to generate $46 million of realized carried interest income net of related profit sharing payments to the Company in the quarter ending December 31, 2011.

Subsequent to September 2011, LyondellBasell Industries N.V., a portfolio company of various funds we manage, announced its intention to declare a special dividend of $4.50 per share to be paid during the quarter ending December 31, 2011, subject to the completion of a debt tender and amendment. Collectively, the funds managed by Apollo own approximately 164.9 million shares of LyondellBasell Industries N.V.. If LyondellBasell Industries N.V. is successful with its debt tender and amendment process Apollo is expected to receive $76 million realized carried interest income net of related profit sharing payments subject to escrow requirements relating to this special dividend.

The completion of these transactions are still subject to contingencies and some of these amounts are already reflected as unrealized carried interest receivable and profit sharing payable at September 30, 2011.

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

It should be noted that subsequent to the Reorganization, the Contributing Partners retained ownership interests in subsidiaries of the Apollo Operating Group. Therefore, any distributions that flow up to management or general partner entities in which the Contributing Partners retained ownership interests are shared pro rata with the Contributing Partners who have a direct interest in such entities prior to flowing up to the Apollo Operating Group. These distributions are considered compensation expense post-Reorganization.

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

•	Any additional consideration will be paid to them based on their proportional ownership interest in Holdings.

•	No base compensation is paid to the Contributing Partners from the Company, but they are entitled to a monthly draw.

•	Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to any exchanging or selling Contributing Partner.

Commitments

Our management companies and general partners have committed that we, or our affiliates, will invest a certain percentage of capital into the funds we manage. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, each capital markets fund and each real estate fund as of September 30, 2011 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments		Apollo Only (Excluding Affiliates) Commitments		Apollo Only (Excluding Affiliates) % of Total Fund Commitments		Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VII	$467.2	(1)	3.18%		$190.3		1.30%		$243.6	(1)	$99.8
Fund VI	246.3		2.43		6.1		0.06		26.6		0.6
Fund V	100.0		2.67		0.5		0.01		6.5		—	(2)
Fund IV	100.0		2.78		0.2		0.01		0.5		—	(2)
Fund III	100.6		6.71		—		—		15.5		—
ANRP	157.5	(1)	51.22		7.5		2.44		139.6	(1)	6.7
Capital Markets:
EPF(7)	389.8	(3)	22.48		23.6		1.36		134.0	(4)	9.4
SOMA(8)	—		—		—		—		—		—
ACLF Co-Invest	—	(5)	—	(5)	—	(5)	—	(5)	—	(5)	—	(5)
COF I	477.6	(6)	32.16		29.7		2.00		242.2	(6)	4.2
COF II	70.5		4.45		23.4		1.48		1.8		0.6
ACLF	23.9		2.43		23.9		2.43		10.7		10.7
Palmetto	18.0		1.19		18.0		1.19		12.0		12.0
AIE II(7)	8.7		3.15		5.4		1.95		0.8		0.5
A-A European Senior Debt Fund, L.P.	50.0		100.00		—		—		30.0		—
FCI I	105.6		36.38		—		—		21.2		—
Apollo/JH Loan Portfolio	50.1		100.00		0.1		0.20		—		—

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Apollo Credit Senior Loan Fund	25.0		62.50	—	—	—		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	195.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	100.0	(1)	100.00	—	—	100.0	(1)	—
Real Estate:
AGRE U.S. Real Estate Fund	108.0	(1)	80.06	8.0	5.93	96.7	(1)	2.0
CPI Capital Partners North America	7.5		1.25	2.0	0.33	1.8		0.5
CPI Capital Partners Europe	7.3		0.47	—	—	1.8		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.9		—

Total	$2,920.5			$339.2		$1,281.2		$147.0

(1)	As of September 30, 2011, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $56.1 million, respectively, ANRP of $150.0 million and $133.0 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $195.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $100.0 million and $100.0 million, respectively, and AGRE U.S. Real Estate Fund, L.P. of $100 million and $94.7 million, respectively.

(2)	As of September 30, 2011, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.

(3)	Of the total commitment amount in EPF, AAA, SOMA and Palmetto have approximately €77.0 million, €75.0 million and €106.0 million, respectively.

(4)	Of the total remaining commitment amount in EPF, AAA, SOMA and Palmetto have approximately €25.9 million, €25.3 million and €35.7 million, respectively.

(5)	As of September 30, 2011, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.

(6)	As of September 30, 2011, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.

(7)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.34 as of September 30, 2011.

(8)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of September 30, 2011, Apollo and affiliates’ capital balances exceeded the 1% requirement and are not required to fund a capital commitment.

As a limited partner, the general partner and manager of the Apollo private equity, capital markets and real estate funds, Apollo has unfunded capital commitments at September 30, 2011 and December 31, 2010 of $147.0 million and $140.6 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

The AMH Credit Agreement, which provides for a variable-rate term loan, will have future impacts on our cash uses. Borrowings under the AMH Credit Agreement originally accrued interest at a rate of (i) LIBOR loans (LIBOR plus 1.25%), or (ii) base rate loans (base rate plus 0.50%). The loan originally matured in April 2014. Additionally, the Company has hedged $167 million of the variable-rate loan with fixed rate swaps to minimize our interest rate risk as of September 30, 2011. On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995 million of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the Credit Agreement. Pursuant to this amendment, AMH was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, the Company is required to repurchase at least $50 million aggregate principal amount of term loans by December 31, 2014 and at least $100 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio (which is a figure that varies over time that is used to determine the applicable level of certain carve-outs to the negative covenants as well as to determine the level of AMH’s cash collateralization requirements) was extended to end at the new extended maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and base rate plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining outstanding balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased) of the loan at September 30, 2011 was 4.05% and the interest rate on the remaining $5.0 million portion of the loan at September 30, 2011 was 1.30%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $745.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at September 30, 2011 is the amount for which the Company expects to settle the AMH Credit Agreement.

On September 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of September 30, 2017 or the termination of Fund VI. At December 31, 2010, the total outstanding loan aggregated $20.5 million, including accrued interest of $1.6 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statement of financial condition. As of September 30, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $0.9 million which approximated fair value, of which approximately $6.4 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In accordance with the Managing Partners Shareholders Agreement dated July 13, 2007, as amended, and the above credit agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of September 30, 2011, the Company has not recorded an obligation for any previously made distributions.

Potential Future Costs

We may make grants of RSUs or other stock-based awards to employees and independent directors that we appoint in the future.

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

Consolidation

Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds for which the general partner is presumed to have control (e.g., AAA). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Additional disclosures regarding VIEs are set forth in note 4 to our condensed consolidated financial statements. Intercompany transactions and balances, if any, have been eliminated in the consolidation.

Revenue Recognition

Carried Interest Income from Affiliates. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment. Carried interest income is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our capital markets funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other capital markets funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Refer to note 5 to our condensed consolidated financial statements for disclosure of the amounts of carried interest income (loss) income from affiliates that was generated from realized versus unrealized losses. See the Valuation of Investments section below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our capital markets, private equity and real estate funds.

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

In cases where an investment or financial instrument measured and reported at fair value is transferred into or out of Level III of the fair value hierarchy, the Company accounts for the transfer as of the end of the reporting period.

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

Real Estate Investments. For ARI and the CMBS Funds, the estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. Loans that the funds plans to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value. For AGRE’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values. For portfolio or operating company investments, valuations may also incorporate the use of sales comparisons, valuing statistically meaningful samples, and the use of other techniques such as earnings multiples of similar companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the value of investments by certain of our real estate funds may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments

U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8 to the condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $745.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation.

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

Profit Sharing Expense. Compensation expense related to our profit sharing payable is a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, any movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners.

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

Incentive Fee Compensation. Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the year. Incentive fee compensation expense is recognized on accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal during the interim period where there is a decline in the related carried interest income, however it is not subject to reversal once the carried interest income crystallizes.

Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based compensation awards consist of, or provide rights with respect to AOG Units, RSUs, Share

Options, AAA RDUs, ARI Restricted Stock, ARI RSUs Awards and AMTG RSUs. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.

Another significant part of our compensation expense is derived from amortization of the AOG Units subject to forfeiture by our Managing Partners and Contributing Partners. The estimated fair value was determined and recognized over the forfeiture period on a straight-line basis. We have estimated a 0% and 3% forfeiture rate for our Managing Partners and Contributing Partners, respectively, based on the Company’s historical attrition rate for this level of staff as well as industry comparable rates. If either the Managing Partners or Contributing Partners are no longer associated with Apollo or if there is no turn over, we will revise our estimated compensation expense to the actual amount of expense based on the units vested at the balance sheet date in accordance with U.S. GAAP.

Additionally, the value of the AOG Units have been reduced to reflect the transfer restrictions imposed on units issued to the Managing Partners and Contributing Partners as well as the lack of rights to participate in future Apollo Global Management, LLC equity offerings. These awards have the following characteristics:

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

As noted above, the AOG Units issued to the Managing Partners and Contributing Partners have different restrictions which affect the liquidity of and the discounts applied to each grant.

We utilized the Finnerty Model to calculate a discount on the AOG Units granted to the Contributing Partners. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted stock preventing its sale over a certain period of time. Along with the Finnerty Model we applied adjustments to account for the existence of liquidity clauses specific to contributing partner units and a minority interest consideration as compared to units sold through the strategic investor transaction in 2007. The combination of these adjustments yielded a fair value estimate of the AOG Units granted to the Contributing Partners.

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

For the Contributing Partners’ grants, the Finnerty Model calculation, as detailed above, yielded a marketability discount of 25%. This marketability discount, along with adjustments to account for the existence of liquidity clauses and consideration of non-controlling interests as compared to units sold through the strategic investors transaction in 2007, resulted in an overall discount for these grants of 29%.

We determined a 14% discount for the grants to the Managing Partners based on the equity value per share of $24. We determined that the value of the grants to the Managing Partners was supported by the 2007 sale of an identical security to Credit Suisse Management, LLC at $24 per share. Based on an equity value per share of $24, the implied discount for the grants to the Managing Partners was 14%. The Contributing Partners yielded a larger overall discount of 29%, as they are unable to cause a change in control of Apollo. This results in a lower fair value estimate, as their units have fewer beneficial features than those of the Managing Partners.

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

Contractual Obligations, Commitments and Contingencies

As of September 30, 2011, the Company’s material contractual obligations consist of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. In addition, on a historical basis, the Company had the contractual obligations of the consolidated funds while the capital commitments to these funds were substantially eliminated in consolidation. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Operating lease obligations	$7,667	$29,870	$29,317	$29,047	$21,332	$114,204	$231,437
Other long-term obligations(1)	5,543	8,492	630	—	—	—	14,665
AMH credit facility(2)	7,809	30,090	29,358	84,312	77,268	648,719	877,556
CIT secured loan agreement	249	980	9,626	—	—	—	10,855

Total Obligations as of September 30, 2011	$21,268	$69,432	$68,931	$113,359	$98,600	$762,923	$1,134,513

(1)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds of portfolio companies.
(2)	$723.3 million, net ($995.0 million portion less amount repurchased) of the AMH credit facility matures in January 2017 and $5.0 million matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.07%, which includes the effects of the interest rate swap through its expiration in May 2012 and certain required repurchases of at least $50.0 million by December 31, 2014 and at least $100.0 million (inclusive of the previously purchased $50.0 million) by December 31, 2015 as described in note 12 to our condensed consolidated financial statements.

Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.

(i)	Amounts do not include the senior secured revolving credit facility entered into by AAA’s investment vehicle, of which $400.5 million was utilized as of September 30, 2011. The credit facility matures on June 1, 2012. AAA is consolidated by the Company in accordance with U.S. GAAP. The Company does not guarantee and has no legal obligation to repay amounts outstanding under the credit facility. Accordingly, the $400.5 million outstanding balance was excluded from the table above.
(ii)	As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(iii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through September 30, 2011 and that would be reversed approximates $1.0 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

September 30, 2011
Fund VII	$351,096
Fund V	264,906
Fund IV	253,262
COF I	72,547
COF II	32,733
EPF	24,261
AIE II	21,169
AAA	17,213
SVF	3,956
VIF	2,949
FCI I	481

Total	$1,044,573

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 11 to the condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income of $78.0 million, $24.2 million and $17.6 million relating to Fund VI, COF II and SOMA as of September 30, 2011, respectively.

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

Each segment runs its own investment and risk management process subject to our overall risk tolerance and philosophy:

•

The investment process of our private equity funds involves a detailed analysis of potential acquisitions, and investment management teams assigned to monitor the strategic development, financing and capital deployment decisions of each portfolio investment.

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

Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity, capital markets and real estate transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs are reflected as a reduction to advisory and transaction fees from affiliates. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity, capital markets and real estate transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.

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

Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues and expenses will be adversely affected by changes in market conditions. Market risk is inherent in each of our investments and activities, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity prices, changes in the implied volatility of interest rates and price deterioration. For example, subsequent to the second quarter of 2007, the debt capital markets around the world began to experience significant dislocation, severely limiting the availability of new credit to facilitate new traditional buyouts, and the markets remain volatile. Volatility in the debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues, and the timing of realizations. These market conditions could have an impact on the value of investments and our rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse affects on our results from operations and our overall financial condition. We monitor our market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.

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

Unregistered Sale of Equity Securities

On July 11, 2011, and August 15, 2011, we issued 77,305 and 1,191,432 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $1,278,624 and $16,000,932, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

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

Date: November 8, 2011

Apollo Global Management, LLC

By:	Apollo Global Management, LLC, its general partner

By:	/s/ Gene Donnelly
	Name:	Gene Donnelly
	Title:	Chief Financial Officer