Form 10-K
period 2011-12-31
Apollo Global Management LLC
filed 2012-03-09
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-35107

APOLLO GLOBAL MANAGEMENT, LLC

(Exact name of Registrant as specified in its charter)

Delaware	20-8880053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A shares representing limited liability company interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011 the aggregate market value of 47,969,316 Class A shares held by non-affiliates was approximately $825 million.

As of March 7, 2012 there were 126,309,787 Class A shares and 1 Class B share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, capital markets or real estate funds, market conditions, generally; our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Terms Used in This Report

In this report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to Apollo Global Management, LLC and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries.

“AMH” refers to Apollo Management Holdings, L.P., a Delaware limited partnership owned by APO Corp. and Holdings;

“Apollo funds” and “our funds” refer to the funds, alternative asset companies and other entities that are managed by the Apollo Operating Group. “Apollo Operating Group” refers to:

(i)	the limited partnerships through which our Managing Partners currently operate our businesses; and

(ii)	one or more limited partnerships formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”

“Apollo Operating Group” refers to (i) the limited partnerships through which our managing partners currently operate our businesses and (ii) one or more limited partnerships formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”;

“Assets Under Management,” or “AUM,” refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our capital markets funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations) or certain collateralized loan obligation and collateralized debt obligation credit funds that have a fee generating basis other than mark-to-market asset values, plus used or available leverage and/or capital commitments;

(iii)	the gross asset values or net asset values of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio vehicles;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets that we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

Our AUM measure includes Assets Under Management for which we charge either no or nominal fees. Our definition of AUM is not based on any definition of Assets Under Management contained in our operating agreement or in any of our Apollo fund management agreements. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in our funds; and (3) the AUM measures that we use internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, our calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers.

Fee-generating AUM consists of assets that we manage and on which we earn management fees or monitoring fees pursuant to management agreements on a basis that varies among the Apollo funds. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees for AUM purposes are based on the total value of certain structured portfolio vehicle investments, which normally include leverage, less any portion of such total value that is already considered in fee-generating AUM.

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

“carried interest,” “incentive income” and “carried interest income” refer to interests granted to Apollo by an Apollo fund that entitle Apollo to receive allocations, distributions or fees calculated by reference to the performance of such fund or its underlying investments;

“co-founded” means the individual joined Apollo in 1990, the year in which the company commenced business operations;

“contributing partners” refers to those of our partners (and their related parties) who indirectly own (through Holdings) Apollo Operating Group units;

“distressed and event-driven hedge funds” refers to certain of our capital markets funds, including SVF, VIF, SOMA, AAOF and certain of our strategic investment accounts;

“feeder funds” refer to funds that operate by placing substantially all of their assets in, and conducting substantially all of their investment and trading activities through, a master fund, which is designed to facilitate collective investment by the participating feeder funds. With respect to certain of our funds that are organized in a master-feeder structure, the feeder funds are permitted to make investments outside the master fund when deemed appropriate by the fund’s investment manager;

“gross IRR” of a fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2011 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;

“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our managing partners and contributing partners hold their Apollo Operating Group units;

“IRS” refers to the Internal Revenue Service;

“managing partners” refers to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals;

“net IRR” of a fund means the gross IRR applicable to all investors, including related parties which may not pay fees, net of management fees, organizational expenses, transaction costs, and certain other fund expenses (including interest incurred by the fund itself) and realized carried interest all offset to the extent of interest income, and measures returns based on amounts that, if distributed, would be paid to investors of the fund; to the extent that an Apollo private equity fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner, thereby reducing the balance attributable to fund investors;

“net return” for Value Funds, SOMA and AAOF represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable;

“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our managing partners;

“permanent capital” means capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which currently consist of AAA, Apollo Investment Corporation and Apollo Commercial Real Estate Finance, Inc.; such funds may be required, or elect, to return all or a portion of capital gains and investment income;

“private equity investments” refers to (i) direct or indirect investments in existing and future private equity funds managed or sponsored by Apollo, (ii) direct or indirect co-investments with existing and future private equity funds managed or sponsored by Apollo, (iii) direct or indirect investments in securities which are not immediately capable of resale in a public market that Apollo identifies but does not pursue through its private equity funds, and (iv) investments of the type described in (i) through (iii) above made by Apollo funds; and

“Strategic Investors” refers to the California Public Employees’ Retirement System, or “CalPERS,” and an affiliate of the Abu Dhabi Investment Authority, or “ADIA.”

PART I.

ITEM 1.	BUSINESS

Overview

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit-oriented capital markets and real estate, with significant distressed investment expertise. We have a flexible mandate in the majority of the funds we manage that enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension and endowment funds, as well as other institutional and individual investors. As of December 31, 2011, we had total AUM of $75.2 billion across all of our businesses. Our latest private equity buyout fund, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2011 Fund VII had $6.2 billion of uncalled commitments, or “dry powder”, remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2011. A number of our capital markets funds have also performed well since their inception through December 31, 2011.

Apollo is led by our managing partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 548 employees, including 201 investment professionals, as of December 31, 2011. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, Houston, London, Frankfurt, Luxembourg, Singapore, Hong Kong, and Mumbai. We operate our private equity, capital markets and real estate businesses in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables us to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance in our private equity funds throughout a range of economic cycles.

Our objective is to achieve superior long-term risk-adjusted returns for our fund investors. The majority of our investment funds are designed to invest capital over periods of seven or more years from inception, thereby allowing us to generate attractive long-term returns throughout economic cycles. Our investment approach is value-oriented, focusing on nine core industries in which we have considerable knowledge and experience, and emphasizing downside protection and the preservation of capital. We are frequently contrarian in our investment approach, which is reflected in a number of ways, including:

•	our willingness to invest in industries that our competitors typically avoid;

•	the often complex structures we employ in some of our investments, including our willingness to pursue difficult corporate carve-out transactions;

•	our experience investing during periods of uncertainty or distress in the economy or financial markets when many of our competitors simply reduce their investment activity;

•	our orientation towards sole sponsored transactions when other firms have opted to partner with others; and

•	our willingness to undertake transactions that have substantial business, regulatory or legal complexity.

We have applied this investment philosophy to identify what we believe are attractive investment opportunities, deploy capital across the balance sheet of industry leading, or “franchise,” businesses and create value throughout economic cycles.

We rely on our deep industry, credit and financial structuring experience, coupled with our strengths as value-oriented, distressed investors, to deploy significant amounts of new capital within challenging economic environments. As in prior market downturns and periods of significant volatility, in the current environment we have been purchasing distressed securities and continue to opportunistically build positions in high quality companies with stressed balance sheets in industries where we have deep expertise. From the fourth quarter of 2007 through December 31, 2011, Apollo’s private equity and capital markets funds have acquired approximately $15.6 billion of par value of distressed debt and approximately $37.4 billion of par value of leveraged loans, both at significant discounts to par. Our approach towards investing in distressed situations often requires us to purchase particular debt securities as prices are declining, since this allows us both to reduce our average cost and accumulate sizable positions which may enhance our ability to influence any restructuring plans and maximize the value of our distressed investments. As a result, our investment approach may produce negative short-term unrealized returns in certain of the funds we manage. However, we concentrate on generating attractive, long-term, risk-adjusted realized returns for our fund investors, and we therefore do not overly depend on short-term results and quarterly fluctuations in the unrealized fair value of the holdings in our funds.

In addition to deploying capital in new investments, we seek to enhance value in the investment portfolios of the funds we manage. We have relied on our transaction, restructuring and capital markets experience to work proactively with our private equity funds’ portfolio company management teams to identify and execute strategic acquisitions, joint ventures, and other transactions, generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value.

We had total AUM of $75.2 billion as of December 31, 2011, consisting of $35.4 billion in our private equity business, $31.9 billion in our capital markets business and $8.0 billion in our real estate business. We have grown our total AUM at a 31.1% compound annual growth rate, or “CAGR,” from December 31, 2004 to December 31, 2011. In addition, we benefit from mandates with long-term capital commitments in our private equity, capital markets and real estate businesses. Our long-lived capital base allows us to invest assets with a long-term focus, which is an important component in generating attractive returns for our investors. We believe our long-term capital also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2011, approximately 92% of our AUM was in funds with a contractual life at inception of seven years or more, and 10% of our AUM was in permanent capital vehicles with unlimited duration.

We expect our growth in AUM to continue over time by seeking to create value in our funds’ existing private equity, capital markets and real estate investments, continuing to deploy our available capital in what we believe are attractive investment opportunities, and raising new funds and investment vehicles as market opportunities present themselves. See “Item 1A. Risk Factors—Risks Related to Our Businesses—We may not be successful in raising new funds or in raising more capital for certain of our funds and may face pressure on fee arrangements of our future funds.”

Our Businesses

We have three business segments: private equity, capital markets and real estate. We also manage (i) AAA, a publicly listed permanent capital vehicle, which invests substantially all of its capital in or alongside Apollo-sponsored entities, funds and other investments, and (ii) several strategic investment accounts established to facilitate investments by third-party investors directly in Apollo-sponsored funds and other transactions. We have also raised a dedicated natural resources fund, which we include within our private equity segment, that targets global private equity opportunities in energy, metals and mining and select other natural resources sub-sectors. The diagram below summarizes our current businesses:

(1)	All data is as of December 31, 2011. The chart does not reflect legal entities or assets managed by former affiliates.
(2)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.30 as of December 31, 2011.

Our financial results are highly variable, since carried interest (which generally constitutes a large portion of the income from the funds we manage), and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. We manage our business and monitor our performance with a focus on long-term performance, an approach that mirrors the investment horizons of the funds we manage and is driven by the investment returns of our funds.

Private Equity

Private Equity Funds

As a result of our long history of private equity investing across market cycles, we believe we have developed a unique set of skills which we rely on to make new investments and to maximize the value of our existing investments. As an example, through our experience with traditional private equity buyouts, we apply a highly disciplined approach towards structuring and executing transactions, the key tenets of which include acquiring companies at below industry average purchase price multiples, and establishing flexible capital structures with long-term debt maturities and few, if any, financial maintenance covenants.

We believe we have a demonstrated ability to adapt quickly to changing market environments and capitalize on market dislocations through our traditional, distressed and corporate buyout approach. In prior periods of strained financial liquidity and economic recession, our private equity funds have made attractive investments by buying the debt of quality businesses (which we refer to as “classic” distressed debt), converting that debt to equity, seeking to create value through active participation with management and ultimately monetizing the investment. This combination of traditional and corporate buyout investing with a “distressed option” has been deployed through prior economic cycles and has allowed our funds to achieve attractive long-term rates of return in different economic and market environments. In addition, during prior economic downturns we have relied on our restructuring experience and worked closely with our funds’ portfolio companies to maximize the value of our funds’ investments.

Traditional Buyouts

Traditional buyouts have historically comprised the majority of our investments. We generally target investments in companies where an entrepreneurial management team is comfortable operating in a leveraged environment. We also pursue acquisitions where we believe a non-core business owned by a large corporation will function more effectively if structured as an independent entity managed by a focused, stand-alone management team. Our leveraged buyouts have generally been in situations that involved consolidation through merger or follow-on acquisitions; carveouts from larger organizations looking to shed non-core assets; situations requiring structured ownership to meet a seller’s financial goals; or situations in which the business plan involved substantial departures from past practice to maximize the value of its assets.

Distressed Buyouts and Debt Investments

Over our history, approximately 46% of our private equity investments have involved distressed buyouts and debt investments. We target assets with high-quality operating businesses but low-quality balance sheets, consistent with our traditional buyout strategies. The distressed securities we purchase include bank debt, public high-yield debt and privately held instruments, often with significant downside protection in the form of a senior position in the capital structure, and in certain situations we also provide debtor-in-possession (“DIP”) financing to companies in bankruptcy. Our investment professionals generate these distressed buyout and debt investment opportunities based on their many years of experience in the debt markets, and as such they are generally proprietary in nature.

We believe distressed buyouts and debt investments represent a highly attractive risk/reward profile. Our investments in debt securities have generally resulted in two outcomes. The first has been when we succeed in taking control of a company through its distressed debt. By working proactively through the restructuring process, we are able to equitize our debt position, resulting in a well-financed buyout. Once we control the company, the investment team works closely with management toward an eventual exit, typically over a three- to five-year period as with a traditional buyout. The second outcome for debt investments has been when we do not gain control of the company. This is typically driven by an increase in the price of the debt beyond what is considered an attractive acquisition valuation. The run-up in bond prices is usually a result of market interest or a strategic investor’s interest in the company at a higher valuation than we are willing to pay. In these cases, we typically sell our securities for cash and seek to realize a high short-term internal rate of return.

Corporate Partner Buyouts

Corporate partner buyouts or carve-out situations offer another way to capitalize on investment opportunities during environments in which purchase prices for control of companies are at high multiplies of earnings, making them less attractive for traditional buyout investors. Corporate partner buyouts focus on companies in need of a financial partner in order to consummate acquisitions, expand product lines, buy back stock or pay down debt. In these investments, we do not seek control but instead make significant investments that typically allow us to demand control rights similar to those that we would require in a traditional buyout, such as control over the direction of the business and our ultimate exit. Although corporate partner buyouts historically have not represented a large portion of our overall investment activity, we do engage in them selectively when we believe circumstances make them an attractive strategy.

Corporate partner buyouts typically have lower purchase multiples and a significant amount of downside protection, when compared with traditional buyouts. Downside protection can come in the form of seniority in the capital structure, a guaranteed minimum return from a creditworthy partner, or extensive governance provisions. Importantly, Apollo has often been able to use its position as a preferred security holder in several buyouts to weather difficult times in a portfolio company’s lifecycle and to create significant value in investments that otherwise would have been impaired.

Other Investments

In addition to our traditional, distressed and corporate partner buyout activities, we also maintain the flexibility to deploy capital of our private equity funds in other types of investments such as the creation of new companies, which allows us to leverage our deep industry and distressed expertise and collaborate with experienced management teams to seek to capitalize on market opportunities that we have identified, particularly in asset-intensive industries that are in distress. In these types of situations, we have the ability to establish new entities that can acquire distressed assets at what we believe are attractive valuations without the burden of managing an existing portfolio of legacy assets. Similar to our corporate partner buyout activities, other investments, such as the creation of new companies, historically have not represented a large portion of our overall investment activities, although we do make these types of investments selectively.

Natural Resources

Apollo recently established Apollo Natural Resources Partners, L.P. (together with any parallel fund or alternative investment vehicle, “ANRP”), and has assembled a team of dedicated investment professionals to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy and select other natural resources sectors. As of December 31, 2011, ANRP had raised nearly $600 million of capital commitments.

Building Value in Portfolio Companies

We are a “hands-on” investor organized around nine core industries where we believe we have significant knowledge and expertise, and we remain actively involved with the operations of our buyout investments for the duration of the investment. In connection with this strategy, we have established relationships with operating executives that assist in the diligence review of new opportunities and provide strategic and operational oversight for portfolio investments. In addition, we have established a group purchasing program to leverage the combined corporate spending among Apollo and portfolio companies of the funds it manages in order to seek to reduce costs, optimize payment terms and improve service levels for all program participants.

Exiting Investments

We realize the value of the investments that we have made on behalf of our funds typically through either an initial public offering, or “IPO”, of common stock on a nationally recognized exchange or through the private sale of the companies in which we have invested. We believe the advantage of having long-lived funds and complete investment discretion is that we are able to time our exit when we believe we may most appropriately maximize value.

Our Portfolio Company Holdings

The following table presents the current list of portfolio companies included in our private equity funds as of December 31, 2011.

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region	Sole Financial Sponsor
Ascometal	2011	Fund VII & ANRP	Corporate Partner	Materials	Western Europe	Yes
Brit Insurance	2011	Fund VII	Traditional	Insurance	Western Europe	No
CKx	2011	Fund VII	Traditional	Media, Entertainment & Cable	North America	Yes
Sprouts Farmers Markets	2011	Fund VI	Traditional	Food Retail	North America	Yes
Welspun	2011	Fund VII & ANRP	Other	Materials	India	No
Aleris International	2010	Fund VII & VI	Distressed	Building Products	Global	No
Athlon	2010	Fund VII	Other	Oil & Gas	North America	Yes
CKE Restaurants Inc.	2010	Fund VII	Traditional	Food Retail	North America	Yes
Constellium (formerly Alcan)	2010	Fund VII	Corporate Partner	Materials	Western Europe	No
Evertec	2010	Fund VII	Traditional	Financial Services	Puerto Rico	No
Gala Coral Group	2010	Fund VII & VI	Distressed	Gaming & Leisure	Western Europe	No
LyondellBasell	2010	Fund VII & VI	Distressed	Chemicals	Global	No
Monier	2010	Fund VII	Distressed	Building Products	Western Europe	No
Twin River	2010	Fund VII	Distressed	Gaming & Leisure	North America	No
Veritable Maritime	2010	Fund VII	Other	Shipping	North America	Yes
Charter Communications	2009	Fund VII & VI	Distressed	Media, Entertainment & Cable	North America	No
Dish TV	2009	Fund VII	Other	Media, Entertainment & Cable	India	No
Caesars Entertainment	2008	Fund VI	Traditional	Gaming & Leisure	North America	No
Norwegian Cruise Line	2008	Fund VI	Corporate Partner	Cruise	North America	Yes
Skylink	2008	Fund VII	Traditional	Logistics	North America	No
Claire’s	2007	Fund VI	Traditional	Specialty Retail	Global	Yes
Countrywide	2007	Fund VI	Traditional	Real Estate Services	Western Europe	Yes
Jacuzzi Brands	2007	Fund VI	Traditional	Building Products	Global	Yes
Noranda Aluminum	2007	Fund VI	Traditional	Materials	North America	Yes
Prestige Cruise Holdings	2007	Fund VII & VI	Corporate Partner	Cruise	North America	Yes
Realogy	2007	Fund VI	Traditional	Real Estate Services	North America	Yes
Smart & Final	2007	Fund VI	Traditional	Food Retail	North America	Yes
Vantium	2007	Fund VII	Other	Business Services	North America	Yes
Berry Plastics(1)	2006	Fund VI & V	Traditional	Packaging & Materials	North America	Yes
CEVA Logistics(2)	2006	Fund VI	Traditional	Logistics	Western Europe	Yes
Hughes Telematics	2006	Fund V	Traditional	Satellite & Wireless	North America	Yes
Rexnord(3)	2006	Fund VI	Traditional	Diversified Industrial	North America	Yes
SourceHOV(4)	2006	Fund V	Traditional	Financial Services	North America	Yes
Verso Paper	2006	Fund VI	Traditional	Paper Products	North America	Yes
Affinion Group	2005	Fund V	Traditional	Financial Services	North America	Yes
Metals USA	2005	Fund V	Traditional	Distribution & Transportation	North America	Yes
AMC Entertainment	2004	Fund V	Traditional	Media, Entertainment & Cable	North America	No
PLASE Capital	2003	Fund V	Traditional	Financial Services	North America	Yes
Core-Mark	2002	Fund V	Distressed	Distribution & Transportation	North America	No
Momentive Performance Materials	2000/2004/2006	Fund IV, V & VI	Traditional	Chemicals	North America	Yes
Sirius XM Radio, Inc.	1998	Fund IV	Traditional	Broadcasting	North America	Yes
Quality Distribution	1998	Fund III	Traditional	Distribution & Transportation	North America	Yes
Debt Investment Vehicles—Fund VII	Various	Fund VII	Various	Various	Various	Various
Debt Investment Vehicles—Fund VI	Various	Fund VI	Various	Various	Various	Various
Debt Investment Vehicles—Fund V	Various	Fund V	Various	Various	Various	Various

(1)	Prior to merger with Covalence.
(2)	Includes add-on investment in EGL, Inc.
(3)	Includes add-on investment in Zurn.
(4)	Subsequent to merger with SOURCECORP.

Capital Markets

We believe our capital markets expertise has served as an integral component of our company’s growth and success. Our credit-oriented capital markets operations commenced in 1990 with the management of a $3.5 billion high-yield bond and leveraged loan portfolio. Since that time, our capital markets activities have grown significantly, and leverage Apollo’s integrated platform and utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds. Our capital markets operations, which include 95 investment professionals as of December 31, 2011, are led by James Zelter, who has served as the managing director of the capital markets business since April 2006. Our capital markets business had total and fee-generating AUM of $31.9 billion and $26.6 billion, respectively, as of December 31, 2011 and grew its total and fee-generating AUM by a 53.9% and 50.2% CAGR, respectively, from December 31, 2004 through December 31, 2011.

Our credit-oriented capital markets funds have been established to capitalize upon our investment experience and deep industry expertise. We seek to participate in capital markets businesses where we believe our industry expertise and experience can be used to generate attractive investment returns. As depicted in the chart below, our capital markets activities span a broad range of the credit spectrum, including non-performing loans, distressed debt, mezzanine debt, senior bank loans and “value-oriented” fixed income. The value-oriented fixed income segment of the capital markets spectrum is the most recent investment area for Apollo, and it is characterized by its ability to generate attractive risk-adjusted returns relative to traditional fixed income investments.

As of December 31, 2011, our capital markets funds included distressed and event-driven hedge funds with total AUM of $1.9 billion, mezzanine funds with total AUM of $3.9 billion, senior credit funds with total AUM of $15.4 billion, and a European non-performing loan fund with total AUM of $1.9 billion. Our capital markets segment also includes a number of strategic investment accounts, a fund focused on opportunities in the life settlements industry, and permanent capital vehicles including Apollo Senior Floating Rate Fund Inc. (“AFT”), Apollo Residential Mortgage, Inc. (“AMTG”) and Athene Asset Management LLC, which provides asset management services to certain annuity and life insurance providers.

Distressed and Event-Driven Hedge Funds

We currently manage distressed and event-driven hedge funds that invest primarily in North America, Europe and Asia. These funds had a total of $1.9 billion in AUM as of December 31, 2011. Investors can invest in several of our distressed and event-driven hedge funds as frequently as monthly. Our distressed and event-driven hedge funds utilize similar value-oriented investment philosophies as our private equity business and are focused on capitalizing on our substantial industry and credit knowledge.

Value Funds. We are the investment managers for our flagship distressed Value Funds, which utilize similar investment strategies. The Value Funds seek to identify and capitalize on absolute-value driven investment opportunities. Apollo Value Investment Master Fund, L.P., together with its feeder funds (“VIF”) began investing capital in October 2003 and is currently closed to new investors. Apollo Strategic Value Master Fund, L.P., together with its feeder funds (“SVF”) began investing capital in June 2006 and is currently open to new investors. The Value Funds had a combined net asset value of approximately $765.6 million as of December 31, 2011, and had a net return of 50.0% since inception and (9.6)% for the year ended December 31, 2011.

The Value Funds’ flexible investment strategy primarily focuses on investments in distressed companies before, during, or after a restructuring, as well as undervalued securities. Investments are executed primarily through the purchase or sale of senior secured bank debt, second lien debt, high yield debt, trade claims, credit derivatives, preferred stock and equity. As of December 31, 2011, the Value Funds’ investments were primarily located in North America, and comprised approximately 68% of the portfolio, with the remaining 32% of the total portfolio being investments made internationally.

SOMA. SOMA is a private investment fund we formed to manage for one of our Strategic Investors. SOMA seeks to generate attractive risk-adjusted returns through investment in distressed opportunities, primarily in North America and Europe. This fund’s primary mandate is a very similar investment strategy to our Value Funds and is currently managed by the same investment professionals. SOMA began investing capital in March 2007 and represents a commitment by one of our Strategic Investors of $800.0 million. The fund had a net asset value of approximately $963.0 million as of December 31, 2011, including $748.0 million in the primary mandate, which had a net return of 25.9% since inception and (10.5)% for the year ended December 31, 2011.

Apollo Asia Opportunity Fund. Apollo Asia Opportunity Fund (“AAOF”) is an investment vehicle that seeks to generate attractive risk-adjusted returns throughout economic cycles by capitalizing on investment opportunities in the Asian markets, excluding Japan, and targeting event-driven volatility across capital structures, as well as opportunities to develop proprietary platforms. AAOF began investing capital in February 2007. The fund had a net asset value of approximately $230.6 million as of December 31, 2011, and had a net return of 7.4% since inception and (7.3)% for the year ended December 31, 2011

Mezzanine Funds

We manage U.S. and European-based mezzanine funds and related investment vehicles with total AUM of $3.9 billion as of December 31, 2011, including: (i) Apollo Investment Corporation (“AINV”), a U.S.-based permanent capital vehicle, which is a publicly traded, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“Investment Company Act”) and to be treated for tax purposes as a regulated investment company under the Internal Revenue Code; (ii) Apollo Investment Europe I, L.P. (“AIE I”), which is an unregistered private closed-end investment fund formed in June 2006; and (iii) Apollo Investment Europe II, L.P. (“AIE II”), which is an unregistered private closed-end investment fund formed in April 2008. AIE I and AIE II seek to capitalize upon mezzanine and subordinated debt opportunities with a focus on Western Europe.

Apollo Investment Corporation. Apollo Investment Corporation’s common stock is quoted on the NASDAQ Global Select Market under the symbol “AINV” and is currently a component of the S&P MidCap 400 index. AINV raised over $870 million of net permanent investment capital through its initial public offering on the NASDAQ in April 2004. Since that time, AINV has successfully completed several secondary offerings and raised approximately $1.9 billion of net incremental permanent investment capital. Since inception in April 2004 through December 31, 2011, the annualized return on AINV’s net asset value was 3.9%, and as of December 31, 2011, AINV’s net asset value was approximately $1.6 billion. AINV has the ability to incur indebtedness by issuing senior securities in amounts such that its asset coverage equals at least 200% after each issuance.

European Mezzanine Funds. AIE I and AIE II, our European mezzanine funds, are unregistered private closed-end investment funds formed in June 2006 and April 2008, respectively, that seek to more fully capitalize upon mezzanine and subordinated debt opportunities with a primary focus on Western Europe. As of December 31, 2011, AIE I and AIE II had an investment portfolio of approximately 87% in secured and unsecured subordinated loans (also referred to as mezzanine loans), senior secured loans and high-yield debt.

As of December 31, 2011, AIE I had an investment portfolio of approximately $30.7 million at market value, based on an exchange rate of €1.00 to $1.30 as of such date. Due to market conditions in 2008 and early 2009, AIE I’s investment performance was adversely impacted, and on July 10, 2009, its shareholders approved a monetization plan, the primary objective of which is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 (subject to a one-year extension with the consent of a majority of AIE I’s shareholders) and (ii) reducing the overall costs of the fund. Subject to compliance with applicable law and maintaining adequate liquidity, available cash received from the sale of assets will be returned to shareholders on a quarterly basis once all leverage in the fund is repaid.

The investment objective of AIE II is to generate both capital appreciation and current income through debt and equity investments. AIE II utilizes a disciplined investment approach that seeks to evaluate the appropriate part of the capital structure in which to invest based on the risk/reward profile of the investment opportunity. AIE II invests primarily in European mezzanine investments, with a primary focus in Western Europe. AIE II participates in both the primary and secondary credit markets based on the relative attractiveness of each at any given time.

As of December 31, 2011, AIE II had an investment portfolio of approximately $237.9 million at market value based on an exchange rate of €1.00 to $1.30 as of such date, and had a net IRR of 14.2% since inception until December 31, 2011. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Historical Investment Performance of Our Funds” for reasons why AIE II’s returns might decrease from its historical performance and the historical performances of our other funds.

Senior Credit Funds

We believe we are a leading manager of senior credit. We manage senior credit funds with total AUM of $15.4 billion as of December 31, 2011. We began to establish these funds, which are primarily oriented towards the acquisition of leveraged loans and other performing senior debt, in late 2007 and 2008, in order to capitalize upon the supply-demand imbalances in the leveraged finance market. Since that time, we have been actively investing these funds and have established new senior credit funds. Our senior credit funds together with our private equity funds and certain other capital markets funds, as of December 31, 2011, have deployed approximately $34.0 billion, including leverage, in senior credit investments. We believe these funds benefit from the broad range of investment opportunities that arise as a result of our deep industry and credit expertise. The following funds comprise the majority of our senior credit funds’ AUM.

Apollo Credit Opportunity Fund I, L.P. Apollo Credit Opportunity Fund I, L.P. (“COF I”) began investing in April 2008 and, as of December 31, 2011, had aggregate capital commitments of approximately $1.5 billion, primarily from one of our Strategic Investors. COF I principally invests, through privately negotiated transactions, in senior secured debt instruments, including bank loans and bonds, as well as opportunistically investing in a variety of other public and private debt instruments such as DIP financings, rescue or “bridge” financings, and other debt instruments. COF I may use leverage to finance portfolio investments, including as incurred by the fund’s subsidiaries or special-purpose vehicles, and may enter into credit facilities or other debt transactions to leverage its investments.

Our capital commitment to COF I is equal to 2.0% of the aggregate capital commitments of COF I’s limited partners (without regard to any co-investment commitments). COF I is closed to additional investors. As of December 31, 2011, COF I had a net asset value of approximately $1.9 billion.

Apollo Credit Opportunity Fund II, L.P. Apollo Credit Opportunity Fund II, L.P (“COF II”) began investing in June 2008 and has aggregate capital commitments of approximately $1.6 billion as of December 31, 2011. COF II principally invests, through privately negotiated transactions, in senior secured debt instruments, including bank loans and bonds, as well as opportunistically investing in a variety of other public and private debt instruments such as DIP financings, rescue or “bridge” financings, and other debt instruments. COF II may use leverage to finance portfolio investments, including as incurred by the fund’s subsidiaries or special-purpose vehicles, and may enter into credit facilities or other debt transactions to leverage its investments.

Our capital commitment to COF II is equal to 1.5% of the aggregate capital commitments of COF II’s limited partners (without regard to any co-investment commitments). COF II is closed to additional investors. As of December 31, 2011, COF II had a net asset value of approximately $1.6 billion.

Apollo Credit Liquidity Fund, L.P. Apollo Credit Liquidity Fund, L.P. (“ACLF”) began investing capital in October 2007 and held its final closing on November 13, 2007 with initial aggregate capital commitments of $681.6 million. Subsequent to the final closing, ACLF accepted additional commitments of $302.4 million, raising the aggregate capital commitments to $984.0 million by December 10, 2008. ACLF invests principally in senior secured bank debt and debt related securities in the United States and Western Europe. Additionally, up to 20% of ACLF’s capital commitments may be invested in other types of debt and debt related securities, including non-senior bank debt, publicly traded debt securities, “bridge” financings and the equity tranche of any collateralized debt obligation fund sponsored by Apollo or others. Investments may be effected using a wide variety of investment types and transaction structures, including the use of derivatives or other credit instruments, such as credit default swaps, total return swaps and any other credit securities or other credit instruments.

Our capital commitment to ACLF is equal to 2.4% of the aggregate capital commitments of ACLF’s limited partners (without regard to any co-investment commitments). ACLF is closed to additional investors. As part of the initial closing of ACLF, Apollo closed on a co-investment vehicle that has the capacity to invest alongside ACLF on a pre-determined proportionate basis in senior debt investments, which we refer to as ACLF Co-Invest. As of December 31, 2011, ACLF had net assets of $586.1 million and was primarily invested in debt-related securities and various derivative instruments.

Apollo/Artus Investors 2007 I, L.P. Apollo/Artus Investors 2007 I, L.P (“Artus”) closed on October 19, 2007 with aggregate capital commitments of $106.6 million, including a commitment from one of our Strategic Investors. In November 2007, Artus purchased certain collateralized loan obligations. The collateralized loan obligations are secured by a diversified pool of approximately $0.5 billion in aggregate principal amount of commercial loans and cash as of December 31, 2011.

Apollo Senior Floating Rate Fund. During 2010, we formed AFT, a non-diversified, closed-end management investment company. The investment objective of the fund is to seek current income and preservation of capital primarily through investments in senior secured loans made to companies whose debt is rated below investment grade and investments with similar economic characteristics. During the first quarter of 2011, the fund issued $309 million of common shares ($295 million net of offering costs) in its initial public offering and trades on the New York Stock Exchange under the symbol “AFT.”

Apollo European Credit Fund. During 2011 we established Apollo European Credit, L.P. (“AEC”), which seeks to generate total returns via both capital gains and current income, with a secondary objective of capital preservation, by investing in a variety of fixed income investment opportunities in Europe. We generally expect that at least 70% of AEC’s investments will be made in securities issued by, or loans made to, companies established or operating in Europe, with a focus on Western Europe. As of December 31, 2011, AEC had total AUM of $234 million.

Gulf Stream Asset Management. In addition to the funds listed above, on October 24, 2011, we completed the acquisition of Gulf Stream Asset Management, LLC (“Gulf Stream”), a leading asset manager of ten collateralized loan obligations, or “CLOs”, primarily focused on the U.S. corporate credit markets. The Gulf Stream acquisition increased Apollo’s AUM by $3 billion. We believe Gulf Stream is highly complementary to our existing CLO management activities, and brings our total number of CLOs under management to 14 as of December 31, 2011.

Non-Performing Loan Funds

Apollo European Principal Finance Fund. Apollo European Principal Finance Fund L.P. (“EPF”) is an investment fund launched in May 2007 that invests primarily in European commercial and residential mortgage performing and non-performing loans (NPLs) and unsecured consumer loans. NPLs are loans held by financial institutions that are in default of principal or interest payments for 90 days or more. We estimate that the size of the European NPL and non-core asset market is approximately €1.7 trillion. Investment banks have traditionally been the biggest buyers of NPLs, but almost all of these firms either no longer exist or have exited the business during the past few years. In addition, despite the market size and decrease in natural competition, high barriers to entry have limited, and we believe will continue to limit, the number of credible competitors. We believe EPF is uniquely positioned to capitalize on this opportunity through its 17 professionals based in London, Frankfurt and Dublin, combined with its captive pan-European loan servicing and property management platform, The Lapithus Group, or “Lapithus.” Lapithus operates in six European countries and is directly servicing approximately 54,000 loans secured by more than 19,000 commercial and residential properties. As of December 31, 2011, EPF had portfolio investments throughout Europe with its largest concentration in the United Kingdom, Germany and Spain.

EPF has approximately €1.3 billion ($1.7 billion using an exchange rate of €1.00 to $1.30 as of December 31, 2011) in total capital commitments. EPF is structured with many characteristics typically associated with private equity funds, including multi-year capital commitments from the fund’s investors. Through December 31, 2011, the fund had invested approximately €1.1 billion ($1.4 billion using an exchange rate of €1.00 to $1.30 as of December 31, 2011) in 17 NPL investments in loan portfolios and three ancillary investments and had received net proceeds of approximately 60% of invested capital. EPF had a net asset value of approximately $1.1 billion as of December 31, 2011 based on an exchange rate of €1.00 to $1.30 as of such date.

During the second half of 2011, Apollo also began raising a second European non-performing loan fund (EPF II) that will have an investment strategy similar to EPF. As of December 31, 2011, EPF II had raised approximately $200 million of capital commitments.

Other Capital Markets Funds

Athene. During 2009, Apollo formed Athene Asset Management LLC, an investment manager that provides asset management services to Athene Holding Ltd (together with its subsidiaries, “Athene”), a Bermuda holding company founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector, and others. In addition, certain Apollo affiliates manage assets for Athene Asset Management and earn sub-advisory fees for these services.

Athene is the parent of: Athene Life Re Ltd., a Bermuda-based reinsurance company focused on the life reinsurance sector; Liberty Life Insurance Company, a recently acquired Delaware-domiciled (formerly South Carolina domiciled) stock life insurance company focused on retail sales and reinsurance in the retirement services market; Investors Insurance Corporation, a Delaware-domiciled stock life insurance company focused on the retirement services market; and Athene Life Insurance Company, an Indiana-domiciled stock life insurance company focused on the institutional guaranteed investment contract (“GIC”) backed note and funding agreement markets.

As of December 31, 2011, Athene represented approximately $8.5 billion of Apollo’s total AUM, $2.1 billion of which was managed by other Apollo funds and investment vehicles.

Apollo Residential Mortgage, Inc. In 2011, we launched AMTG, a residential real estate finance company that is focused primarily on investing in, financing, and managing residential mortgage-backed securities, residential mortgage loans, and other residential mortgage assets in the United States. Apollo Residential Mortgage, Inc. began trading on the New York Stock Exchange in July 2011 under the ticker “AMTG”, raising approximately $200 million of gross proceeds in its initial public offering.

The principal objective of Apollo Residential Mortgage is to provide attractive risk-adjusted returns to its stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. Apollo Residential Mortgage aims to achieve this objective by selectively constructing a portfolio of assets that will consist of Agency MBS, non-Agency MBS, residential mortgage loans and other residential mortgage assets.

Financial Credit Investment I, L.P. In 2010, we established Financial Credit Investment I, L.P. (“FCI”). FCI seeks to capitalize on dislocations in the life insurance market by acquiring large portfolios of life insurance policies, typically at discounts to face value. As of December 31, 2011, FCI had total AUM of $521 million.

Real Estate

We have assembled a dedicated global investment management team to pursue real estate investment opportunities, which we refer to as Apollo Global Real Estate Management, L.P. (“AGRE”) and which we believe benefits from Apollo’s long-standing history of investing in real estate-related sectors such as hotels and lodging, leisure, and logistics. AGRE, which includes 27 investment professionals as of December 31, 2011, is led by Joseph Azrack, who joined Apollo in 2008 with 30 years of real estate investment management experience, having previously served as President and CEO of Citi Property Investors.

We believe our dedicated real estate platform benefits from, and contributes to, Apollo’s integrated platform, and further expands Apollo’s deep real estate industry knowledge and relationships. As of December 31, 2011, our real estate business had total and fee-generating AUM of approximately $8.0 billion and $3.5 billion, respectively.

In addition to the funds described below, we may seek to serve as the manager of, or sponsor, additional real estate funds that focus on commercial real estate-related debt investments and opportunistic investments in distressed debt and equity recapitalization transactions, including corporate real estate, distress for control situations and the acquisition and recapitalization of real estate portfolios, platforms and operating companies, including non-performing and deeply discounted loans.

CPI Business. On November 12, 2010, Apollo completed the acquisition of the CPI business, which was the real estate investment management business of Citigroup Inc. The CPI business had AUM of approximately $3.5 billion as of December 31, 2011. CPI is an integrated real estate investment platform with investment professionals located in Asia, Europe and North America. As part of the acquisition, Apollo acquired general partner interests in, and advisory agreements with, various real estate investment funds and co-invest vehicles and added to its team of real estate professionals.

Apollo Commercial Real Estate Finance, Inc. In 2009, we launched Apollo Commercial Real Estate Finance, Inc. (“ARI”), a real estate investment trust managed by Apollo that acquires, originates, invests in and manages performing commercial first mortgage loans, CMBS, mezzanine investments and other commercial real estate-related investments in the United States. The company trades on the New York Stock Exchange under the symbol “ARI.” As of December 31, 2011, ARI had raised gross proceeds of $354.3 million through equity offerings and subsequent private placements.

AGRE CMBS Accounts. In December 2009, we launched the AGRE CMBS Fund L.P. (“AGRE CMBS Account”), a real estate strategic investment account formed to invest principally in CMBS and leverage those investments by borrowing from the TALF program and repurchase facilities. We collectively refer to this account, together with the 2011 A4 Fund, L.P. described below, as the “AGRE CMBS Accounts.” As of December 31, 2011, the AGRE CMBS Account had total and fee-generating AUM of approximately $1.3 billion and $0.2 billion, respectively.

In November 2010, we launched the 2011 A4 Fund, L.P., a real estate strategic investment account formed to invest principally in CMBS and leverage those investments through repurchase facilities. As of December 31, 2011, the 2011 A4 Fund had total and fee generating AUM of approximately $1.0 billion and $0.1 billion, respectively.

AGRE U.S. Real Estate Fund, L.P. AGRE is sponsoring the AGRE U.S. Real Estate Fund, L.P. (“AGRE U.S. Real Estate Fund”), which will pursue investment opportunities to recapitalize, restructure and acquire real estate assets, portfolios and companies primarily in the United States. The AGRE U.S. Real Estate Fund’s investment strategy will focus on opportunities created by the significant re-pricing and restructuring of the U.S. real estate industry that have resulted from the financial market crisis and the ensuing deterioration of real estate fundamentals. As of December 31, 2011, the AGRE U.S. Real Estate Fund had $385 million of committed capital.

Strategic Investment Vehicles

In addition to the funds described above, we manage other investment vehicles, including AAA and Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”), which have been established to invest either directly in or alongside certain of our funds and certain other transactions that we sponsor and manage.

AP Alternative Assets, L.P.

AP Alternative Assets, L.P. (“AAA”) issued approximately $1.9 billion of equity capital in its initial offering in June 2006. AAA is designed to give investors in its common units exposure as a limited partner to certain of the strategies that we employ and allows us to manage the asset allocations to those strategies by investing alongside our private equity funds and directly in our capital markets funds and certain other transactions that we sponsor and manage. The common units of AAA, which represent limited partner interests, are listed on NYSE Euronext Amsterdam. AAA is the sole limited partner in AAA Investments, the vehicle through which AAA’s investments are made, and the Apollo Operating Group holds the economic general partnership interests in AAA Investments.

Since its formation, AAA has allowed us to quickly target investment opportunities by capitalizing new investment vehicles formed by Apollo in advance of a lengthier third-party fundraising process. AAA Investments was the initial investor in one of our mezzanine funds, two of our distressed and event-driven hedge funds, our non-performing loan fund, one of our senior credit funds, and Athene. AAA Investments’ current portfolio also includes private equity co-investments in Fund VI and Fund VII portfolio companies, certain opportunistic investments and temporary cash investments. AAA Investments may also invest in additional funds and other opportunistic investments identified by Apollo Alternative Assets, L.P., the investment manager of AAA.

AAA Investments generates management fees for us through the Apollo funds in which it invests. In addition, AAA Investments generates management fees and incentive income on the portion of its assets that is not invested directly in Apollo funds or temporary investments. AAA Investments pays management fees to Apollo Alternative Assets, L.P., its investment manager, which is 100% owned by the Apollo Operating Group, and pays incentive income to AAA Associates, L.P.

The following chart illustrates AAA Investments’ $1.7 billion in investments as of December 31, 2011:

AAA Investments

As is common with investments in private equity funds, AAA Investments may follow an over-commitment approach when making investments in order to maximize the amount of capital that is invested at any given time. When an over-commitment approach is followed, the aggregate amount of capital committed by AAA Investments to, or to co-investment programs with, private equity funds and capital markets funds at a given time may exceed the aggregate amount of cash and available credit lines that AAA Investments has available for immediate investment. As of December 31, 2011, AAA Investments was not overcommitted.

We are contractually committed to reinvest a certain amount of our carried interest income from AAA into common units or other equity interests of AAA, as described in more detail below under “—General Partner and Professionals Investments and Co-Investments—General Partner Investments.”

Strategic Investment Accounts (“SIAs”)

Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2011, approximately $8.0 billion of our total AUM and $7.8 billion of our fee-generating AUM was managed through SIAs.

An example of a SIA managed by Apollo is Palmetto, which we manage on behalf of a single investor. As of December 31, 2011, the total capital commitments to Palmetto were $1.5 billion from a large state pension fund and $18.0 million of current commitments from Apollo. Palmetto was established to facilitate investments by such third-party investor directly in our private equity and capital markets funds and certain other transactions that we sponsor and manage. As of December 31, 2011, Palmetto had committed approximately $1.3 billion, net of non-recallable distributions received from investments which have the ability to be recycled under the Palmetto limited partnership agreement for investments primarily in certain of our capital markets and private equity funds.

Recent Developments

During December 2011, Apollo announced an agreement to merge Stone Tower Capital LLC and its related management companies (“Stone Tower”), a leading alternative credit manager, into Apollo’s capital markets business. The transaction is expected to close in April, subject to the satisfaction of closing conditions. Apollo believes the Stone Tower transaction will bolster Apollo’s position as one of the world’s largest and most diverse credit managers by adding significant scale and several new credit product capabilities. Stone Tower manages approximately $18 billion of AUM that was not included in Apollo’s AUM as of December 31, 2011.

On January 31, 2012, Apollo entered into definitive documentation for a long-term strategic partnership with Teacher Retirement System of Texas (“TRS”). The elements of the strategic partnership include $3 billion of long-term committed capital for new funds and investment strategies; significant recycle provisions for the commitments; discretionary deployment of the capital within agreed upon product baskets; customized fee and priority return provisions to recognize that the capital will be deployed across numerous product categories over an extended period; considerable risk mitigation for TRS as investments across multiple product categories will be made through a single partnership; and significant collaboration between Apollo’s investment teams and the Private Markets staff at TRS.

Fundraising and Investor Relations

We believe our performance track record across our funds has resulted in strong relationships with our fund investors. Our fund investors include many of the world’s most prominent pension funds, university endowments and financial institutions, as well as individuals. We maintain an internal team dedicated to investor relations across our private equity, credit-oriented capital markets and real estate businesses.

In our private equity business, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base of our private equity funds includes both investors from prior funds and new investors. In many instances, investors in our private equity funds have increased their commitments to subsequent funds as our private equity funds have increased in size. During our Fund VI fundraising effort, investors representing over 88% of Fund V’s capital committed to the new fund. During our Fund VII fundraising effort, investors representing over 84% of Fund VI’s capital committed to Fund VII. The single largest unaffiliated investor represents only 6% of Fund VI’s commitments and 7% of Fund VII’s commitments. In addition, our investment professionals commit their own capital to each private equity fund.

During the management of a fund, we maintain an active dialogue with our fund investors. We host quarterly webcasts for our fund investors led by members of our senior management team and we provide quarterly reports to our fund investors detailing recent performance by investment. We also organize an annual meeting for our private equity investors that consists of detailed presentations by the senior management teams of many of our current investments. From time to time, we also hold meetings for the advisory board members of our private equity funds.

AAA is an important component of our business strategy, as it has allowed us to quickly target attractive investment opportunities by capitalizing new investment vehicles formed by Apollo in advance of a lengthier third-party fundraising process. In particular, we have used AAA capital to make initial investments in AIE I, SVF, AAOF, a senior credit fund, EPF and Athene. The common units of AAA are listed on Euronext Amsterdam by NYSE Euronext and AAA complies with the reporting requirements of that exchange. AAA provides monthly information and quarterly reports to, and hosts quarterly conference calls with, our AAA investors.

In our capital markets business, we have raised capital from prominent institutional investors, similar to our private equity and real estate businesses, and have also raised capital from public market investors, as in the case of AINV, AFT and AMTG. AINV provides quarterly reports to, and hosts conference calls with, investors that highlight investment activities. AINV is listed on the NASDAQ Global Select Market and complies with the reporting requirements of that exchange. AFT and AMTG are listed on the New York Stock Exchange and comply with the reporting requirements of that exchange.

Similar to our private equity and capital markets businesses, in our real estate business we have raised capital from an institutional investor for the AGRE CMBS Accounts, and we have also raised capital from public market investors with respect to ARI. ARI provides quarterly reports to, and hosts conference calls with, investors that highlight investment activities. ARI is listed on the New York Stock Exchange and complies with the reporting requirements of that exchange.

Investment Process

We maintain a rigorous investment process and a comprehensive due diligence approach across all of our funds. We have developed policies and procedures, the adequacy of which are reviewed annually, that govern the investment practices of our funds. Moreover, each fund is subject to certain investment criteria set forth in its governing documents that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one company and the geographic regions in which the fund will invest. Our investment professionals are thoroughly familiar with our investment policies and procedures and the investment criteria applicable to the funds that they manage, and these limitations have generally not impacted our ability to invest our funds.

Our investment professionals interact frequently across our businesses on a formal and informal basis. In addition, members of the private equity investment committee currently serve on the investment committees of each of our capital markets funds. We believe this structure is uncommon and provides us with a competitive advantage.

We have in place certain procedures to allocate investment opportunities among our funds. These procedures are meant to ensure that each fund is treated fairly and that transactions are allocated in a way that is equitable, fair and in the best interests of each fund, subject to the terms of the governing agreements of such funds. Each of our funds has a primary investment mandate, which is carefully considered in the allocation process.

Private Equity

Our private equity investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, monitoring and exiting investments for our traditional private equity funds, as well as pursuing operational improvements in our funds’ portfolio companies. These investment professionals perform significant research into each prospective investment, including a review of the company’s financial statements, comparisons with other public and private companies and relevant industry data. The due diligence effort will also typically include:

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	research relating to the company’s management, industry, markets, products and services, and competitors; and

•	background checks.

After an initial selection, evaluation and diligence process, the relevant team of investment professionals will prepare a detailed analysis of the investment opportunity for our private equity investment committee. Our private equity investment committee generally meets weekly to review the investment activity and performance of our private equity funds.

After discussing the proposed transaction with the deal team, the investment committee will decide whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process. The investment committee will typically conduct several lengthy meetings to consider a particular investment before finally approving that investment and its terms. Both at such meetings and in other discussions with the deal team, our managing partners and partners will provide guidance to the deal team on strategy, process and other pertinent considerations. Every private equity investment requires the approval of our three managing partners.

Our private equity investment professionals are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. Disposition decisions made on behalf of our private equity funds are subject to careful review and approval by the private equity investment committee, including all three of our managing partners.

AAA. Investment decisions on behalf of AAA are subject to investment policies and procedures that have been adopted by the board of directors of the managing general partner of AAA. Those policies and procedures provide that all AAA investments (except for temporary investments) must be reviewed and approved by the AAA investment committee. In addition, they provide that over time AAA will invest approximately 90% or more of its capital in Apollo funds and Apollo sponsored private equity transactions and, subject to market conditions, target approximately 50% or more in private equity transactions. Pending those uses, AAA capital is invested in temporary liquid investments. AAA’s investments do not need to be exited within fixed periods of time or in any specified manner. AAA is, however, generally required to exit any traditional private equity co-investments it makes with an Apollo fund at the same time and on the same terms as the Apollo fund in question exits its investment. The AAA investment policies and procedures provide that the AAA investment committee should review the policies and procedures on a regular basis and, if necessary, propose changes to the board of directors of the managing general partner of AAA when the committee believes that those changes would further assist AAA in achieving its objective of building a strong investment base and creating long-term value for its unitholders.

Capital Markets and Real Estate

Each of our capital markets funds and real estate funds maintains an investment process similar to that described above under “—Private Equity.” Our capital markets and real estate investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, monitoring and exiting investments for our capital markets funds and real estate funds, respectively. The investment professionals perform significant research into and due diligence of each prospective investment, and prepare analyses of recommended investments for the investment committee of the relevant fund.

Investment decisions are carefully scrutinized by the investment committees where applicable, who review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. Close attention is given to how well a proposed investment is aligned with the distinct investment objectives of the fund in question, which in many cases have specific geographic or other focuses. At least one of our managing partners approves every significant capital markets and real estate fund investment decision. The investment committee of each of our capital markets funds and real estate funds generally is provided with a summary of the investment activity and performance of the relevant funds on at least a monthly basis.

Overview of Fund Operations

Investors in our private equity funds and our real estate equity funds make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for any given private equity fund by taking into account current market opportunities and conditions, as well as investor expectations. The general partner’s capital commitment is determined through negotiation with the fund’s investor base. The commitments are generally available for six years during what we call the investment period. We have typically invested the capital committed to our funds over a three to four year period. Generally, as each investment is realized, our private equity funds first return the capital and expenses related to that investment and any previously realized investments to fund investors and then distribute any profits. These profits are typically shared 80% to the investors in our private equity funds and 20% to us so long as the investors receive at least an 8% compounded annual return on their investment, which we refer to as a “preferred return” or “hurdle.” Our private equity funds typically terminate ten years after the final closing, subject to the potential for two one-year extensions. After the amendments we sought in order to deconsolidate most of our funds, dissolution of those funds can be accelerated upon a majority vote of investors not affiliated with us and, in any case, all of our funds also may be terminated upon the occurrence of certain other events. Ownership interests in our private equity funds and certain of our capital markets and real estate funds, are not, however, subject to redemption prior to termination of the funds.

The processes by which our capital markets funds and our fixed income real estate funds receive and invest capital vary by type of fund. AINV, for instance, raises capital by selling shares in the public markets and it can also issue debt. Our distressed and event-driven hedge funds sell shares or limited partner interests, subscriptions for which are payable in full upon a fund’s acceptance of an investor’s subscription, via private placements. The investors in SOMA, EPF, AIE II, COF I and COF II made a commitment to provide capital at the formation of such funds and deliver capital when called by us as investment opportunities become available. As with our private equity funds, the amount of initial capital commitments for our capital markets funds is determined by taking into account current market opportunities and conditions, as well as investor expectations. The general partner commitments for our capital markets funds that are structured as limited partnerships are determined through negotiation with the funds’ investor base. The fees and incentive income we earn for management of our capital markets funds and the performance of these funds and the terms of such funds governing withdrawal of capital and fund termination vary across our capital markets funds and are described in detail below.

We conduct the management of our private equity, capital markets and real estate funds primarily through a partnership structure, in which limited partnerships organized by us accept commitments and/or funds for investment from investors. Funds are generally organized as limited partnerships with respect to private equity funds and other U.S. domiciled vehicles and limited partnership and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. Typically, each fund has an investment advisor affiliated with an advisor registered under the Advisers Act. Responsibility for the day-to-day operations of the funds is typically delegated to the funds’ respective investment advisors pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment advisor to the applicable funds, certain rights of termination in respect of our investment advisory agreements and, generally, with respect to our capital markets funds (as these matters are covered in the limited partnership agreements of the private equity funds), the calculation of management fees to be borne by investors in such funds, as well as the calculation of the manner and extent to which other fees received by the investment advisor from fund portfolio companies serve to offset or reduce the management fees payable by investors in our funds. The funds themselves generally do not register as investment companies under the Investment Company Act, in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the Investment Company Act excepts from its registration requirements funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” or “knowledgeable employees” for purposes of the Investment Company Act. Section 3(c)(1) of the Investment Company Act excepts from its registration requirements privately placed funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.

In addition to having an investment advisor, each fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all policy and investment decisions relating to the conduct of the fund’s business. The general partner is responsible for all decisions concerning the making, monitoring and disposing of investments, but such responsibilities are typically delegated to the fund’s investment advisor pursuant to an investment advisory (or similar) agreement. The limited partners of the partnership funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by the fund’s general partner in its sole discretion, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner or investment advisor for cause or cause an early dissolution by a majority vote. In connection with the private offering transactions that occurred in 2007 pursuant to which the Company sold shares to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Private Offering Transactions”), we amended the governing agreements of certain of our consolidated private equity funds (with the exception of AAA) and capital markets funds to provide that a simple majority of a fund’s investors have the right to accelerate the dissolution date of the fund.

In addition, the governing agreements of our private equity funds and certain of our capital markets funds enable the limited partners holding a specified percentage of the interests entitled to vote not to elect to continue the limited partners’ capital commitments for new portfolio investments in the event certain of our managing partners do not devote the requisite time to managing the fund or in connection with certain Triggering Events (as defined below). In addition to having a significant, immeasurable negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us. Further, the loss of one or more our of managing partners may result in the acceleration of our debt. The loss of the services of any of our managing partners would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our managing partners.

General Partner and Professionals Investments and Co-Investments

General Partner Investments

Certain of our management companies and general partners are committed to contribute to the funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments of $137.9 million and $140.6 million at December 31, 2011 and 2010, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

Managing Partners and Other Professionals Investments

To further align our interests with those of investors in our funds, our managing partners and other professionals have invested their own capital in our funds. Our managing partners and other professionals will either re-invest their carried interest to fund these investments or use cash on hand or funds borrowed from third parties. On occasion, we have provided guarantees to lenders in respect of funds borrowed by some of our professionals to fund their capital commitments. We do not provide guarantees for our managing partners or other senior executives. We generally have not historically charged management fees or carried interest on capital invested by our managing partners and other professionals directly in our private equity and capital markets funds.

Co-Investments

Investors in many of our funds, as well as other investors, may have the opportunity to make co-investments with the funds. Co-investments are investments in portfolio companies or other assets generally on the same terms and conditions as those to which the applicable fund is subject.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.

All of the investment advisors of our funds are affiliates of certain of our subsidiaries that are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended (“Investment Advisers Act”). Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions.

AFT is a registered investment company under the Investment Company Act, as amended and is subject to the requirements and regulations of the Investment Company Act and the rules thereunder.

AINV elected to be treated as a business development company under the Investment Company Act.

In order to maintain its status as a regulated investment company under Subchapter M of the Internal Revenue Code, AINV is required to distribute at least 90% of its ordinary income and realized, net short-term capital gains in excess of realized net long-term capital losses, if any, to its shareholders. In addition, in order to avoid excise tax, it needs to distribute at least 98% of its income (such income to include both ordinary income and net capital gains), which would take into account short-term and long-term capital gains and losses. AIC, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay an excise tax on this income. In addition, as a business development company, AINV must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of AINV’s total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” In late 2006, the SEC adopted rules under the Investment Company Act to expand the definition of “eligible portfolio company” to include all private companies and companies whose securities are not listed on a national securities exchange. The rules also permit AINV to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

ARI elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with its taxable year ended December 31, 2009. To maintain its status as a REIT, ARI must distribute at least 90% of its taxable income to its shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code. AMTG also intends to elect to be taxed as a REIT under the Internal Revenue Code, commencing with its fiscal year ending December 31, 2011.

During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, or “FINRA”. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS will earn underwriting and transaction fees for its services.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure, record keeping, the financing of customers’

purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Apollo Management International LLP is regulated by the U.K. Financial Services Authority.

The SEC and various self-regulatory organizations have in recent years increased their regulatory activities in respect of asset management firms.

Certain of our businesses are subject to compliance with laws and regulations of U.S. Federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with all of the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Legal Officer serves as the Chief Compliance Officer and supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

We generally operate without information barriers between our businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, our compliance personnel maintain a list of issuers for which we have access to material, non-public information and for whose securities our funds and investment professionals are not permitted to trade. We could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform will be restricted.

Competition

The asset management industry is intensely competitive, and we expect it to remain so. We compete both globally and on a regional, industry and niche basis.

We face competition both in the pursuit of outside investors for our funds and in acquiring investments in attractive portfolio companies and making other investments. We compete for outside investors based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	the level of fees and expenses charged for services.

Over the past several years, the size and number of private equity funds, capital markets and real estate funds has continued to increase, heightening the level of competition for investor capital.

In addition, fund managers have increasingly adopted investment strategies traditionally associated with the other. Capital markets funds have become active in taking control positions in companies, while private equity funds have acquired minority and/or debt positions in publicly listed companies. This convergence could heighten our competitive risk by expanding the range of asset managers seeking private equity investments and making it more difficult for us to differentiate ourselves from managers of capital markets funds.

Depending on the investment, we expect to face competition in acquisitions primarily from other private equity funds, specialized funds, hedge fund sponsors, other financial institutions, corporate buyers and other parties. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors could well lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Businesses—The investment management business is intensely competitive, which could materially adversely impact us.”

ITEM 1A.	RISK FACTORS

Risks Related to Our Businesses

Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us and would adversely affect our ability to raise capital for future funds.

We derive revenues in part from:

•	management fees, which are based generally on the amount of capital invested in our funds;

•	transaction and advisory fees relating to the investments our funds make;

•	incentive income, based on the performance of our funds; and

•	investment income from our investments as general partner.

If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a private equity fund’s or a certain capital markets fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds amounts to which we are ultimately entitled. Our fund investors and potential fund investors continually assess our funds’ performance and our ability to raise capital. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income.

We depend on Leon Black, Joshua Harris and Marc Rowan, and the loss of any of their services would have a material adverse effect on us.

The success of our businesses depends on the efforts, judgment and personal reputations of our managing partners, Leon Black, Joshua Harris and Marc Rowan. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our managing partners is crucial to our success. Retaining our managing partners could require us to incur significant compensation expense after the expiration of their current employment agreements in 2012. Our managing partners may resign, join our competitors or form a competing firm at any time. If any of our managing partners were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our managing partners would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our managing partners. In addition, the loss of one or more of our managing partners may result in the termination of our role as general partner of one or more of our funds and the acceleration of our debt.

Although in connection with the Strategic Investors Transaction, our managing partners entered into employment, non-competition and non-solicitation agreements, which impose certain restrictions on competition and solicitation of our employees by our managing partners if they terminate their employment, a court may not enforce these provisions. See “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Employment, Non-Competition and Non-Solicitation Agreement with Chief Executive Officer” for a more detailed description of the terms of the agreement for one of our managing partners. In addition, although the Agreement Among Managing Partners imposes vesting and forfeiture requirements on the managing partners in the event any of them terminates their employment, we, our shareholders (other than the Strategic Investors, as described under “Item 13. Certain

Relationships and Related Party Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions” and the Apollo Operating Group have no ability to enforce any provision of this agreement or to prevent the managing partners from amending the agreement or waiving any of its provisions, including the forfeiture provisions. See “Item 13. Certain Relationships and Related Party Transactions—Agreement Among Managing Partners” for a more detailed description of the terms of this agreement.

Changes in the debt financing markets have negatively impacted the ability of our funds and their portfolio companies to obtain attractive financing for their investments and have increased the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.

Since the latter half of 2007, the markets for debt financing have contracted significantly, particularly in the area of acquisition financings for private equity and leveraged buyout transactions. Large commercial and investment banks, which have traditionally provided such financing, have demanded higher rates, higher equity requirements as part of private equity investments, more restrictive covenants and generally more onerous terms in order to provide such financing, and in some cases are refusing to provide financing for acquisitions, the type of which would have been readily financed in earlier years.

In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which we may have contracted to purchase. Similarly, the portfolio companies owned by our private equity funds regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the current credit markets have rendered such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, the relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Difficult market conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.

Our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Global financial markets have experienced considerable volatility in the valuations of equity and debt securities, a contraction in the availability of credit and an increase in the cost of financing. The lack of credit has materially hindered the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, adversely impacted our operating results in recent periods reflected in the financial statements included in this report. If market conditions further deteriorate, our business could be affected in different ways. These events and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more impacted by changes in consumer demand, such as travel and leisure, gaming and real estate. The performance of our private equity funds and our performance may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends.

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.

The financial downturn that began in 2007 adversely affected our operating results in a number of ways, and if the economy were to re-enter a period of recession, it may cause our revenue and results of operations to decline by causing:

•	our AUM to decrease, lowering management fees from our funds;

•	increases in costs of financial instruments;

•

adverse conditions for our portfolio companies (e.g., decreased revenues, liquidity pressures, increased difficulty in obtaining access to financing and complying with the terms of existing financings as well as increased financing costs);

•	lower investment returns, reducing incentive income;

•	higher interest rates, which could increase the cost of the debt capital we use to acquire companies in our private equity business; and

•	material reductions in the value of our private equity fund investments in portfolio companies, affecting our ability to realize carried interest from these investments.

Lower investment returns and such material reductions in value may result, among other reasons, because during periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments and harm our AUM and operating results. Furthermore, such conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our mezzanine funds, distressed and event-driven hedge funds and senior credit funds. Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets, and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.

A decline in the pace of investment in our private equity funds would result in our receiving less revenue from transaction and advisory fees.

The transaction and advisory fees that we earn are driven in part by the pace at which our private equity funds make investments. Any decline in that pace would reduce our transaction and advisory fees and could make it more difficult for us to raise capital. Many factors could cause such a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. In particular, the lack of financing options for new leveraged buyouts resulting from the recent credit market dislocation, significantly reduced the pace of traditional buyout investments by our private equity funds.

If one or more of our managing partners or other investment professionals leave our company, the commitment periods of certain private equity funds may be terminated, and we may be in default under our credit agreement.

The governing agreements of our private equity funds provide that in the event certain “key persons” (such as one or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to managing the fund, the commitment period will terminate if a certain percentage in interest of the investors do not vote to continue the commitment period. This is true of Fund VI and Fund VII, on which our near-to medium-term performance will heavily depend. EPF has a similar provision. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.

In addition, it will be an event of default under the April 20, 2007 credit facility that AMH, one of the entities in the Apollo Operating Group, entered into (“the AMH credit facility”), under which AMH borrowed a $1.0 billion variable-rate term loan if either (i) Mr. Black, together with related persons or trusts, shall cease as a group to participate to a material extent in the beneficial ownership of AMH or (ii) two of the group constituting Messrs. Black, Harris and Rowan shall cease to be actively engaged in the management of the AMH loan parties. If such an event of default occurs and the lenders exercise their right to accelerate repayment of the $1.0 billion loan, we are unlikely to have the funds to make such repayment and the lenders may take control of us, which is likely to materially adversely impact our results of operations. Even if we were able to refinance our debt, our financial condition and results of operations would be materially adversely affected.

Messrs. Black, Harris and Rowan may terminate their employment with us at any time.

We may not be successful in raising new funds or in raising more capital for certain of our funds and may face pressure on fee arrangements of our future funds.

Our funds may not be successful in consummating their current capital-raising efforts or others that they may undertake, or they may consummate them at investment levels far lower than those currently anticipated. Any capital raising that our funds do consummate may be on terms that are unfavorable to us or that are otherwise different from the terms that we have been able to obtain in the past. These risks could occur for reasons beyond our control, including general economic or market conditions, regulatory changes or increased competition.

Over the last few years, a large number of institutional investors that invest in alternative assets and have historically invested in our funds experienced negative pressure across their investment portfolios, which may affect our ability to raise capital from them. As a result of the global economic downtown during 2008 and 2009, these institutional investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. Consequently, many of these investors were left with disproportionately outsized remaining commitments to a number of private equity funds, and were restricted from making new commitments to third-party managed private equity funds such as those managed by us. To the extent economic conditions remain volatile and these issues persist, we may be unable to raise sufficient amounts of capital to support the investment activities of our future funds.

In addition, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees and transaction and advisory fees. In September 2009, the Institutional Limited Partners Association, or “ILPA,” published a set of Private Equity Principles, or the “Principles,” which were revised in January 2011. The Principles were developed in order to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and carried interest structures.

We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so. For example, on April 20, 2010, we announced a new strategic relationship agreement with CalPERS, whereby we agreed to reduce management and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit.

The failure of our funds to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in AUM and management fee and transaction fee revenue or us being unable to achieve an increase in AUM and management fee and transaction fee revenue, and could have a material adverse effect on our financial condition and results of operations. Similarly, any modification of our existing fee arrangements or the fee structures for new funds could adversely affect our results of operations.

Third-party investors in our funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in all of our private equity and certain of our capital markets and real estate funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.

We have presented in this report the returns relating to the historical performance of our private equity funds and capital markets funds. The returns are relevant to us primarily insofar as they are indicative of incentive income we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Class A shares. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in Class A shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the value of our Class A shares. An investment in our Class A shares is not an investment in any of the Apollo funds. Moreover, most of our funds have not been consolidated in our financial statements for periods since either August 1, 2007 or November 30, 2007 as a result of the deconsolidation of most of our funds as of August 1, 2007 and November 30, 2007.

Moreover, the historical returns of our funds should not be considered indicative of the future returns of these or from any future funds we may raise, in part because:

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

•	our private equity funds’ rates of returns, which are calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains, which may never be realized;

•

our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;

•

the historical returns that we present in this report derive largely from the performance of our earlier private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds, which may have little or no realized investment track record;

•	Fund VI and Fund VII are several times larger than our previous private equity funds, and this additional capital may not be deployed as profitably as our prior funds;

•

the attractive returns of certain of our funds have been driven by the rapid return of invested capital, which has not occurred with respect to all of our funds and we believe is less likely to occur in the future;

•	our track record with respect to our capital markets funds and real estate funds is relatively short as compared to our private equity funds;

•

in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in private equity funds and high liquidity in debt markets; and

•	our newly established funds may generate lower returns during the period that they take to deploy their capital.

Finally, our private equity IRRs have historically varied greatly from fund to fund. Accordingly, you should realize that the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Historical Investment Performance of Our Funds.”

Our reported net asset values, rates of return and incentive income from affiliates are based in large part upon estimates of the fair value of our investments, which are based on subjective standards and may prove to be incorrect.

A large number of investments in our funds are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate of their fair value as of the date of determination. We estimate the fair value of our investments based on third-party models, or models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, the timing of and the estimated proceeds from expected financings. The actual results related to any particular investment often vary materially as a result of the inaccuracy of these estimates and assumptions. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

We include the fair value of illiquid assets in the calculations of net asset values, returns of our funds and our AUM. Furthermore, we recognize incentive income from affiliates based in part on these estimated fair values. Because these valuations are inherently uncertain, they may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices we eventually realize.

In addition, the values of our investments in publicly traded assets are subject to significant volatility, including due to a number of factors beyond our control. These include actual or anticipated fluctuations in the quarterly and annual results of these companies or other companies in their industries, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, changes in industry conditions or government regulations, changes in management or capital structure and significant acquisitions and dispositions. Because the market prices of these securities can be volatile, the valuation of these assets will change from period to period, and the valuation for any particular period may not be realized at the time of disposition. In addition, because our private equity funds often hold very large amounts of the securities of their portfolio companies, the disposition of these securities often takes place over a long period of time, which can further expose us to volatility risk. Even if we hold a quantity of public securities that may be difficult to sell in a single transaction, we do not discount the market price of the security for purposes of our valuations.

If we realize value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, we would suffer losses in the applicable fund. This could in turn lead to a decline in asset management fees and a loss equal to the portion of the incentive income from affiliates reported in prior periods that was not realized upon disposition. These effects could become applicable to a large number of our investments if our estimates and assumptions used in estimating their fair values differ from future valuations due to market developments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis” for information related to fund activity that is no longer consolidated. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in redemptions from our funds that permit redemptions or difficulties in raising additional investments.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our AUM has grown significantly in the past, despite recent fluctuations, and we are pursuing further growth in the near future. Our rapid growth has caused, and planned growth, if successful, will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our AUM has grown, but of the growth in the variety, including the differences in strategy between, and complexity of, our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments.

Our future growth will depend in part, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial, regulatory and business controls;

•	implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.

We may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses. Changes in tax or law and other legislative or regulatory changes could adversely affect us.

Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment advisor from registration or memberships. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and are not designed to protect our shareholders. Consequently, these regulations often serve to limit our activities.

As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the regulatory environment in which we operate both in the United States and outside the United States is particularly likely to be subject to further regulation. There has been an active debate both nationally and internationally over the appropriate extent of regulation and oversight of private investment funds and their managers. Any changes in the regulatory framework applicable to our businesses may impose additional expenses on us, require the attention of senior management or result in limitations in the manner in which our business is conducted. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. Among other things, the Dodd-Frank Act requires private equity and hedge fund advisers to register with the SEC, under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies. Importantly, many of the provisions of the Dodd-Frank Act are subject to further rulemaking and to the discretion of regulatory bodies, such as the Financial Stability Oversight Council. As a result, we do not know exactly what the final regulations under the Dodd-Frank Act will require or how significantly the Dodd-Frank Act will affect us.

Exceptions from Certain Laws. We regularly rely on exemptions from various requirements of the Securities Act of 1933 (“the Securities Act”), the Exchange Act, the Investment Company Act and the Employment Retirement Income Security Act, or “ERISA,” in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure—If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares.”

Fund Regulatory Environment. The regulatory environment in which our funds operate may affect our businesses. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. See “Item 1. Business—Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.

Future Regulation. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. New laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Apollo provides investment management services through registered investment advisers. Investment advisers are subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by regulatory regimes to which we are subject, including the Investment Advisers Act could result in investigations, sanctions and reputational damage.

In June 2010, the SEC adopted a new “pay-to-play” rule that restricts politically active investment advisors from managing state pension funds. The rule prohibits, among other things, a covered investment advisor from receiving compensation for advisory services provided to a government entity (such as a state pension fund) for a two-year period after the advisor, certain covered employees of the advisor or any covered political action committee controlled by the advisor or its employees makes a political contribution to certain government officials. In addition, a covered investment advisor is prohibited from engaging in political fundraising activities for certain elected officials or candidates in jurisdictions where such advisor is providing or seeking governmental business. This new rule complicates and increases the compliance burden for our investment advisors. It will be imperative for a covered investment advisor to adopt an effective compliance program in light of the substantial penalties associated with the rule.

In November 2010, the European Parliament adopted the Directive on Alternative Investment Fund Managers, or the “AIFM.” The AIFM was entered into force in early 2011 and EU member states are required to implement the AIFM into their national laws within two years (by early 2013). The AIFM imposes significant new regulatory requirements on investment managers operating within the EU, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing. Alternative investment funds organized outside of the EU in which interests are marketed within the EU would be subject to significant conditions on their operations, including satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Such rules could potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility within that jurisdiction.

In Denmark and Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. In brief, the Danish legislative amendments generally entail that annual net financing expenses in excess of a certain threshold amount (approximately €2.9 million in 2011) will be limited on the basis of earnings before interest and taxes and/or asset tax values. According to the German legislative amendments, under the German interest barrier rule, the tax deduction available to a company in respect of net interest expense (interest expense less interest income) is limited to 30% of its tax EBITDA (interest expense that does not exceed the threshold of €3m can be deducted without any limitations for income tax purposes). Interest expense in excess of the interest deduction limitation may be carried forward indefinitely (subject to change in ownership restrictions) and used in future periods against all profits and gains. In respect of a tax group, interest paid by the German tax group entities to non-tax group parties (e.g. interest on bank debt, capex facility and working capital facility debt) will be restricted to 30% of the tax group’s tax EBITDA. However, the interest barrier rule may not apply where German company’s gearing under IFRS accounting principles is at maximum of 2% higher than the overall group’s leverage ratio at the level of the very top level entity which would be subject to IFRS consolidation (the “escape clause test”). This test is failed where any worldwide company of the entire group pays more than 10% of its net interest expense on debt to substantial (i.e. greater than 25%) shareholders, related parties of such shareholders (that are not members of the group) or secured third parties (although security granted by group members should not be harmful). If the group does not apply IFRS accounting principles, EU member countries’ GAAP or US GAAP may also be accepted for the purpose of the escape clause test. It should be noted that for trade tax purposes, there is principally a 25% add back on all deductible interest paid or accrued by any German entity. These amendments may in turn impact the profitability of companies affected by the rules. Our businesses are subject to the risk that similar measures might be introduced in other countries in which they currently have investments or plan to invest in the future, or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses. In particular, the U.S. Federal income tax law that determines the tax consequences of an investment in Class A shares is under review and is potentially subject to adverse legislative, judicial or administrative change, possibly on a retroactive basis, including possible changes that would result in the treatment of a portion of our carried interest income as ordinary income, that would cause us to become taxable as a corporation and/or would have other adverse effects. See “—Risks Related to Our Organization and Structure.” Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of the Class A Shares could be adversely affected. In addition, U.S. and foreign labor unions have recently been agitating for greater legislative and regulatory oversight of private equity firms and transactions. Labor unions have also threatened to use their influence to prevent pension funds from investing in private equity funds.

Antitrust Regulation. It has been reported in the press that a few of our competitors in the private equity industry have received information requests relating to private equity transactions from the Antitrust Division of the U.S. Department of Justice. In addition, the U.K. Financial Services Authority recently published a discussion paper on the impact that the growth in the private equity market has had on the markets in the United Kingdom and the suitability of its regulatory approach in addressing risks posed by the private equity market.

Use of Placement Agents. We sometimes use placement agents to assist in marketing certain of the investment funds that we manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. Apollo is cooperating with all such investigations and other reviews. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect our business. Even if these investigations or changes in industry practice do not directly affect our business, adverse publicity could harm our reputation, may cause us to lose existing investors or fail to gain new investors, may depress the price of our Class A shares or may have other negative consequences.

Our revenue, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A shares to decline.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that carried interest from our private equity funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. In addition, carried interest income from our private equity funds and certain of our capital markets and real estate funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative carried interest on individual portfolio investments in excess of the amount of carried interest it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Such variability may lead to volatility in the trading price of our Class A shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A shares or increased volatility in our Class A share price generally.

The timing of carried interest generated by our private equity funds is uncertain and will contribute to the volatility of our results. Carried interest depends on our private equity funds’ performance. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Although we recognize carried interest income on an accrual basis, we receive private equity carried interest payments only upon disposition of an investment by the relevant fund, which contributes to the volatility of our cash flow. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results.

With respect to a number of our capital markets funds, our incentive income is paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold. Our distressed and event-driven hedge funds also have “high water marks” with respect to the investors in these funds. If the high water mark for a particular investor is not surpassed, we would not earn incentive income with respect to such investor during a particular period even though such investor had positive returns in such period as a result of losses in prior periods. If such an investor experiences losses, we will not be able to earn incentive income from such investor until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of investors’ investments in the fund, which could lead to significant volatility in our results.

Because our revenue, net income and cash flow can be highly variable from quarter to quarter and year to year, we plan not to provide any guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our Class A share price.

The investment management business is intensely competitive, which could materially adversely impact us.

Over the past several years, the size and number of private equity funds and capital markets funds has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital as funds compete for investments from a limited number of qualified investors. As the size and number of private equity and capital markets funds increase, it could become more difficult to win attractive investment opportunities at favorable prices. Due to the global economic downturn and generally poor returns in alternative asset investment businesses during the crisis, institutional investors have suffered from decreasing returns, liquidity pressure, increased volatility and difficulty maintaining targeted asset allocations, and a significant number of investors have materially decreased or temporarily stopped making new fund investments during this period. As the economy begins to recover, such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our industry. Even if such investors continue to invest at historic levels, they may seek to negotiate reduced fee structures or other modifications to fund structures as a condition to investing.

In the event all or part of this analysis proves true, when trying to raise new capital we will be competing for fewer total available assets in an increasingly competitive environment which could lead to fee reductions and redemptions as well as difficulty in raising new capital. Such changes would adversely affect our revenues and profitability.

Competition among funds is based on a variety of factors, including:

•	investment performance;

•	investor liquidity and willingness to invest;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	the level of fees and expenses charged for services.

We compete in all aspects of our businesses with a large number of investment management firms, private equity fund sponsors, capital markets fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

•	fund investors may develop concerns that we will allow a business to grow to the detriment of its performance;

•

investors may reduce their investments in our funds or not make additional investments in our funds based upon current market conditions, their available capital or their perception of the health of our businesses;

•

some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy-specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•

some of our competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•

some of our competitors may perceive risk differently than we do, which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•	some of our funds may not perform as well as competitors’ funds or other available investment products;

•	our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;

•	some fund investors may prefer to invest with an investment manager that is not publicly traded;

•

there are relatively few barriers to entry impeding new private equity and capital markets fund management firms, and the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition;

•

there are no barriers to entry to our businesses, implementing an integrated platform similar to ours or the strategies that we deploy at our funds, such as distressed investing, which we believe are our competitive strengths, except that our competitors would need to hire professionals with the investment expertise or grow it internally; and

•	other industry participants continuously seek to recruit our investment professionals away from us.

In addition, fund managers have increasingly adopted investment strategies traditionally associated with the other. Capital markets funds have become active in taking control positions in companies, while private equity funds have assumed minority positions in publicly listed companies. This convergence could heighten our competitive risk by expanding the range of asset managers seeking private equity investments and making it more difficult for us to differentiate ourselves from managers of capital markets funds.

These and other factors could reduce our earnings and revenues and materially adversely affect our businesses. In addition, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current management fee and incentive income structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees or incentive income relative to those of our competitors. However, there is a risk that fees and incentive income in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or incentive income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

Our ability to retain our investment professionals is critical to our success and our ability to grow depends on our ability to attract additional key personnel.

Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Legislation has been proposed in the U.S. Congress to treat portions of carried interest as ordinary income rather than as capital gain for U.S. Federal income tax purposes. Because we compensate our investment professionals in large part by giving them an equity interest in our business or a right to receive carried interest, such legislation could adversely affect our ability to recruit, retain and motivate our current and future investment professionals. See “—Risks Related to Taxation—Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis. The loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability.

We may not be successful in expanding into new investment strategies, markets and businesses.

We actively consider the opportunistic expansion of our businesses, both geographically and into complementary new investment strategies. We may not be successful in any such attempted expansion. Attempts to expand our businesses involve a number of special risks, including some or all of the following:

•	the diversion of management’s attention from our core businesses;

•	the disruption of our ongoing businesses;

•	entry into markets or businesses in which we may have limited or no experience;

•	increasing demands on our operational systems;

•	potential increase in investor concentration; and

•	the broadening of our geographic footprint, increasing the risks associated with conducting operations in foreign jurisdictions.

Additionally, any expansion of our businesses could result in significant increases in our outstanding indebtedness and debt service requirements, which would increase the risks in investing in our Class A shares and may adversely impact our results of operations and financial condition.

We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. Because we have not yet identified these potential new investment strategies, geographic markets or businesses, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from our attempted expansion. We also do not know how long it may take for us to expand, if we do so at all. We have total discretion, at the direction of our manager, without needing to seek approval from our board of directors or shareholders, to enter into new investment strategies, geographic markets and businesses, other than expansions involving transactions with affiliates which may require limited board approval.

Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as the ability to realize value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

Because many of our private equity funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage will often increase in recapitalization transactions subsequent to the company’s acquisition by a private equity fund. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our private equity funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all. For example, the dislocation in the credit markets which we believe began in July 2007 and the record backlog of supply in the debt markets resulting from such dislocation has materially affected the ability and willingness of banks to underwrite new high-yield debt securities.

Investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:

•

give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•

allow even moderate reductions in operating cash flow to render it unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the equity investment in it;

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, many investments consummated by private equity sponsors during the past three years which utilized significant amounts of leverage are experiencing severe economic stress and may default on their debt obligations due to a decrease in revenues and cash flow precipitated by the recent economic downturn.

When our private equity funds’ existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If the current unusually limited availability of financing for such purposes were to persist for several years, when significant amounts of the debt incurred to finance our private equity funds’ existing portfolio investments start to come due, these funds could be materially and adversely affected.

Our capital markets funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. The fund may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. In addition, as a business development company under the Investment Company Act, AIC is permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. AIC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

Our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our businesses and stock price.

We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirement of Section 404 of that statute, and we will not be required to comply with all those requirements until after we have been subject to the requirements of the Exchange Act for a specified period. We are in the process of addressing our internal control over, and policies and processes related to, financial reporting and the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

We have begun the process of documenting and evaluating our internal control procedures pursuant to the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the AMH credit facility. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States of America to International Financial Reporting Standards may strain our resources and increase our annual expenses.

As a public entity, the SEC may require in the future that we report our financial results under International Financial Reporting Standards, or “IFRS,” instead of under generally accepted accounting principles in the United States of America, or “U.S. GAAP.” IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board, or “IASB,” and are more focused on objectives and principles and less reliant on detailed rules than U.S. GAAP. Today, there remain significant and material differences in several key areas between U.S. GAAP and IFRS which would affect Apollo. Additionally, U.S. GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects and operations of Apollo, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.

Operational risks relating to the execution, confirmation or settlement of transactions, our dependence on our headquarters in New York City and third-party providers may disrupt our businesses, result in losses or limit our growth.

We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our credit-oriented capital markets business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. New investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. In addition, our information systems and technology might not be able to accommodate our growth, and the cost of maintaining such systems might increase from its current level. These risks could cause us to suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

Furthermore, we depend on our headquarters, which is located in New York City, for the operation of many of our businesses. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. Although we have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

Finally, we rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. Any interruption or deterioration in the performance of these third parties could impair the quality of the funds’ operations and could impact our reputation and adversely affect our businesses and limit our ability to grow.

We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased operating costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit fund investors to request liquidation of investments in our funds on short notice.

The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for certain of our funds, which have independent boards of directors.

With respect to our funds that are subject to the Investment Company Act, each fund’s investment management agreement must be approved annually by such funds’ board of directors or by the vote of a majority of the shareholders and the majority of the independent members of such fund’s board of directors and, as required by law. The funds’ investment management agreement can also be terminated by the majority of the shareholders. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. Currently, AIC is the only Apollo fund that is subject to these provisions of the Investment Company Act, as it has elected to be treated as a business development company under the Investment Company Act.

In addition, in connection with the deconsolidation of certain of our private equity and capital markets funds, the governing documents of those funds were amended to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund, which would cause management fees and incentive income to terminate. Our ability to realize incentive income from such funds also would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. Because this right is a new one, we do not know whether, and under what circumstances, the investors in our funds are likely to exercise such right.

In addition, the management agreements of our funds would terminate if we were to experience a change of control without obtaining investor consent. Such a change of control could be deemed to occur in the event our managing partners exchange enough of their interests in the Apollo Operating Group into our Class A shares such that our managing partners no longer own a controlling interest in us. We cannot be certain that consents required for the assignment of our management agreements will be obtained if such a deemed change of control occurs. Termination of these agreements would affect the fees we earn from the relevant funds and the transaction and advisory fees we earn from the underlying portfolio companies, which could have a material adverse effect on our results of operations.

Our use of leverage to finance our businesses will expose us to substantial risks, which are exacerbated by our funds’ use of leverage to finance investments.

We have a term loan outstanding under the AMH credit facility. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed below under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.

Borrowings under the AMH credit facility mature on either April 20, 2014 or January 3, 2017. As these borrowings and other indebtedness matures, we will be required to either refinance them by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand or cash from the sale of our assets. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all.

Borrowings under the AMH credit facility are either LIBOR or ABR-based floating-rate obligations. As a result, an increase in short-term interest rates will increase our interest costs to the extent such borrowings have not been hedged into fixed rates.

We are subject to third-party litigation that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Apollo employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In addition, our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity would be materially adversely affected.

In addition, with a workforce that includes many very highly paid investment professionals, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Such claims are more likely to occur in the current environment where individual employees may experience significant volatility in their year-to-year compensation due to trading performance or other issues and in situations where previously highly compensated employees were terminated for performance or efficiency reasons. The cost of settling such claims could adversely affect our results of operations.

If any lawsuits brought against us were to result in a finding of substantial legal liability, the lawsuit could, in addition to any financial damage, cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high- caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, fund investors (or holders of Class A shares) may perceive conflicts of interest regarding investment decisions for funds in which our managing partners, who have and may continue to make significant personal investments in a variety of Apollo funds, are personally invested. Similarly, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies.

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the managing partners, one or more directors or their respective affiliates, on the one hand, and us, any of our subsidiaries or any shareholder other than a managing partner, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the voting power of our outstanding voting shares (excluding voting shares owned by our manager or its affiliates) or by a conflicts committee of the board of directors composed entirely of one or more independent directors, (ii) is on terms no less favorable to us or our shareholders (other than a managing partner) than those generally being provided to or available from unrelated third parties or (iii) it is fair and reasonable to us and our shareholders taking into account the totality of the relationships between the parties involved. All conflicts of interest described in this report will be deemed to have been specifically approved by all shareholders. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our businesses in a number of ways, including as a result of redemptions by our investors from our funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

We intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets and businesses. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business, such as the insurance, broker-dealer or financial advisory industries. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) combining or integrating operational and management systems and controls and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Employee misconduct could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential fund investors and third parties with whom we do business. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry. There is a risk that our employees could engage in misconduct that adversely affects our businesses. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our businesses.

The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment.

Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Certain of our funds utilize special situation and distressed debt investment strategies that involve significant risks.

Our funds often invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly traded securities, and are subject to significant uncertainty in general if they are not publicly traded securities. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the market value of such investments to ultimately reflect their intrinsic value as perceived by us.

A central feature of our distressed investment strategy is our ability to successfully predict the occurrence of certain corporate events, such as debt and/or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions, that we believe will improve the condition of the business. If the corporate event we predict is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.

In addition, these investments could subject us to certain potential additional liabilities that may exceed the value of our original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.

We often pursue investment opportunities that involve business, regulatory, legal or other complexities.

As an element of our investment style, we often pursue unusually complex investment opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the performance of our funds.

Our funds make investments in companies that we do not control.

Investments by our capital markets funds (and, in certain instances, our private equity funds) will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our funds through trading activities or through purchases of securities from the issuer. In the future, our private equity funds may seek to acquire minority equity interests more frequently and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Our funds may face risks relating to undiversified investments.

While diversification is generally an objective of our funds, we cannot give assurance as to the degree of diversification that will actually be achieved in any fund investments. Because a significant portion of a fund’s capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a significant adverse impact on such fund’s capital. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund’s performance and therefore, our financial condition and results of operations.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which may involve foreign exchange, political, social and economic uncertainties and risks.

Some of our funds invest all or a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, including, Germany, China and Singapore. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

Restrictions imposed or actions taken by foreign governments may adversely impact the value of our fund investments. Such restrictions or actions could include exchange controls, seizure or nationalization of foreign deposits or other assets and adoption of other governmental restrictions that adversely affect the prices of securities or the ability to repatriate profits on investments or the capital invested itself. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. While our funds will take these factors into consideration in making investment decisions, including when hedging positions, our funds may not be able to fully avoid these risks or generate sufficient risk-adjusted returns.

Third-party investors in our funds will have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in our hedge funds may redeem their investments in our hedge funds at any time after an initial holding period of 12 to 36 months. These events would lead to a decrease in our revenues, which could be substantial.

The governing agreements of certain of our funds allow the limited partners of those funds to (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our managing partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain key persons engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Both Fund VI and Fund VII, on which our near- to medium-term performance will heavily depend, include a number of such provisions. Also, in order to deconsolidate most of our funds for financial reporting purposes, we amended the governing documents of those funds to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.

Investors in our hedge funds may also generally redeem their investments on an annual, semiannual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). Fund investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation and departures or changes in responsibilities of key investment professionals. In a declining market, the pace of redemptions and consequent reduction in our Assets Under Management could accelerate. The decrease in revenues that would result from significant redemptions in these funds could have a material adverse effect on our businesses, revenues, net income and cash flows.

In addition, the management agreements of all of our funds would be terminated upon an “assignment,” without the requisite consent, of these agreements, which may be deemed to occur in the event the investment advisers of our funds were to experience a change of control. We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. In addition, with respect to our publicly traded closed-end mezzanine funds, each fund’s investment management agreement must be approved annually by the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. Termination of these agreements would cause us to lose the fees we earn from such funds.

Our financial projections for portfolio companies could prove inaccurate.

Our funds generally establish the capital structure of portfolio companies on the basis of financial projections for such portfolio companies. These projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections we used to establish a given portfolio company’s capital structure. Because of the leverage we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.

Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.

Our performance and the performance of our private equity funds is significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Over the last few years, the credit crisis has caused significant fluctuations in the value of securities held by our funds and the global economic recession had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we manage. Although the U.S. economy has improved, there remain many obstacles to continued growth in the economy such as high unemployment, global geopolitical events, risks of inflation and high deficit levels for governmental agencies in the U.S. and abroad. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as travel and leisure, gaming and real estate. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, performance of theatre exhibition companies could be adversely affected by poor box office performance, increased competition from other forms of out-of-home entertainment, as well as the continued increase in use of alternative film delivery methods. Similarly, the gaming industry is highly competitive, and in recent periods, supply has typically grown at a faster pace than demand in some markets. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies (including pricing pressure) of gaming companies have increased competition in many markets, and such competitive pressures have and are expected to continue to adversely affect financial performance of gaming companies in such markets. Cruise ship operations are also susceptible to adverse changes in the economic climate, such as higher fuel prices, as increases in the cost of fuel globally would increase the cost of cruise ship operations. Economic and political conditions in certain parts of the world make it difficult to predict the price of fuel in the future. In addition, cruise ship operators could experience increases in other operating costs, such as crew, insurance and security costs, due to market forces and economic or political instability beyond their control. In respect of real estate, even though the U.S. residential real estate market has recently shown some signs of stabilizing from a lengthy and deep downturn, various factors could halt or limit a recovery in the housing market and have an adverse effect on the companies’ performance, including, but not limited to, continued high unemployment, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates.

The performance of certain of our portfolio companies in the chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world. The performance of investments we may make in the commodities markets is also subject to a high degree of business and market risk, as it is substantially dependent upon prevailing prices of oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments in the commodities markets to deploy hedging strategies to protect against pricing fluctuations (but that may or may not protect our investments).

Our funds’ investments in commercial mortgage loans and other commercial real-estate related loans are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with mortgage loans made on the security of residential properties. If the net operating income of the commercial property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of a commercial property can be affected by various factors, such as success of tenant businesses, property management decisions, competition from comparable types of properties and declines in regional or local real estate values and rental or occupancy rates.

Fraud and other deceptive practices could harm fund performance.

Instances of fraud and other deceptive practices committed by senior management of portfolio companies in which an Apollo fund invests may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund’s investments. In addition, when discovered, financial fraud may contribute to overall market volatility that can negatively impact an Apollo fund’s investment program. As a result, instances of fraud could result in fund performance that is poorer than expected.

Contingent liabilities could harm fund performance.

We may cause our funds to acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for our funds. In addition, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Accordingly, the inaccuracy of representations and warranties made by a fund could harm such fund’s performance.

Our funds may be forced to dispose of investments at a disadvantageous time.

Our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution, and the general partners of the funds have a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, our funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.

Possession of material, non-public information could prevent Apollo funds from undertaking advantageous transactions; our internal controls could fail; we could determine to establish information barriers.

Our managing partners, investment professionals or other employees may acquire confidential or material non-public information and, as a result, be restricted from initiating transactions in certain securities. This risk affects us more than it does many other investment managers, as we generally do not use information barriers that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Our decision not to implement these barriers could prevent our investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise.

In order to manage possible risks resulting from our decision not to implement information barriers, our compliance personnel maintain a list of restricted securities as to which we have access to material, non-public information and in which our funds and investment professionals are not permitted to trade. This internal control relating to the management of material non-public information could fail and with the result that we, or one of our investment professionals, might trade when at least constructively in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and as a consequence, negatively impact our financial condition. In addition, we could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event, our ability to operate as an integrated platform will be restricted. The establishment of such information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which may adversely affect our business.

Regulations governing AINV’s operation as a business development company affect its ability to raise, and the way in which it raises, additional capital.

As a business development company under the Investment Company Act, AINV may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as

“senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, AINV is permitted to issue senior securities only in amounts such that its asset coverage, as defined in the Investment Company Act, equals at least 200% after each issuance of senior securities. If the value of its assets declines, it may be unable to satisfy this test. If that happens, it may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous.

Business development companies may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. AINV’s stockholders have, in the past, approved a plan so that during the subsequent 12-month period, AINV may, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of its independent directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less the expenses of the sale. AINV may ask its stockholders for additional approvals from year to year. There is no assurance such approvals will be obtained.

Our hedge funds are subject to numerous additional risks.

Our hedge funds are subject to numerous additional risks, including the risks set forth below.

•	Generally, there are few limitations on the execution of these funds’ investment strategies, which are subject to the sole discretion of the management company or the general partner of such funds.

•	These funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss.

•

These funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss.

•

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions.

•

The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments, which can be difficult to execute.

•	These funds may make investments or hold trading positions in markets that are volatile and which may become illiquid.

•

These funds’ investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to a theoretically unlimited risk of loss in certain circumstances.

Risks Related to Our Class A Shares

The market price and trading volume of our Class A shares may be volatile, which could result in rapid and substantial losses for our shareholders.

The market price of our Class A shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur. If the market price of our Class A shares declines significantly, you may be unable to resell your Class A shares at or above your purchase price, if at all. The market price of our Class A shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or distributions, which variations we expect will be substantial;

•

our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns;

•	failure to meet analysts’ earnings estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our managing partners and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•

changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters;

•	a lack of liquidity in the trading of our Class A shares;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

In addition, from time to time, management may also declare special quarterly distributions based on investment realizations. Volatility in the market price of our Class A shares may be heightened at or around times of investment realizations as well as following such realization, as a result of speculation as to whether such a distribution may be declared.

An investment in Class A shares is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.

Class A shares are securities of Apollo Global Management, LLC only. While our historical consolidated and combined financial information includes financial information, including assets and revenues, of certain Apollo funds on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund and not to us except through management fees, incentive income, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.

Our Class A share price may decline due to the large number of shares eligible for future sale and for exchange into Class A shares.

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2011, we had 123,923,042 Class A shares outstanding. The Class A shares reserved under the Equity Plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of RSUs and options made through December 31, 2011, 41,900,162 Class A shares remained available for future grant under our equity incentive plan. In addition, Holdings may at any time exchange its

Apollo Operating Group units for up to 240,000,000 Class A shares on behalf of our managing partners and contributing partners. We may also elect to sell additional Class A shares in one or more future primary offerings.

Our managing partners and contributing partners, through their partnership interests in Holdings, owned an aggregate of 65.9% of the Apollo Operating Group units as of December 31, 2011. Subject to certain procedures and restrictions (including the vesting schedules applicable to our managing partners and contributing partners and any applicable transfer restrictions and lock-up agreements) each managing partner and contributing partner has the right, upon 60 days’ notice prior to a designated quarterly date, to exchange the Apollo Operating Group units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

Our managing partners and contributing partners (through Holdings) have the ability to cause us to register the Class A shares they acquire upon exchange of their Apollo Operating Group units. Such rights will be exercisable beginning two years after the initial public offering of our Class A shares.

The Strategic Investors have the ability to cause us to register any of their non-voting Class A shares beginning two years after the initial public offering of our Class A shares, and, generally, may only transfer their non-voting Class A shares prior to such time to its controlled affiliates.

We have on file with the SEC a registration statement on Form S-8 covering the shares issuable under our equity incentive plan. Subject to vesting and contractual lock-up arrangements, such shares will be freely tradable.

We cannot assure you that our intended quarterly distributions will be paid each quarter or at all.

Our intention is to distribute to our Class A shareholders on a quarterly basis substantially all of our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable laws and regulations, to service our indebtedness or to provide for future distributions to our Class A shareholders for any ensuing quarter. The declaration, payment and determination of the amount of our quarterly dividend, if any, will be at the sole discretion of our manager, who may change our dividend policy at any time. We cannot assure you that any distributions, whether quarterly or otherwise, will or can be paid. In making decisions regarding our quarterly dividend, our manager considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as our manager may deem relevant.

Our managing partners beneficial ownership of interests in the Class B share that we have issued to BRH, the control exercised by our manager and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our managing partners, through their ownership of BRH, beneficially own the Class B share that we have issued to BRH. The managing partners interests in such Class B share represented 79.0% of the total combined voting power of our shares entitled to vote as of December 31, 2011. As a result, they are able to exercise control over all matters requiring the approval of shareholders and are able to prevent a change in control of our company. In addition, our operating agreement provides that so long as the Apollo control condition is satisfied, our manager, which is owned and controlled by our managing partners, manages all of our operations and activities. The control of our manager will make it more difficult for a potential acquirer to assume control of us. Other provisions in our operating agreement may also make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our managing partners’ control over us, the control exercised by our manager as well as provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.

We are a Delaware limited liability company, and there are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (DGCL) in a manner that may be less protective of the interests of our Class A shareholders.

Our operating agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. However, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our Class A shareholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

Risks Related to Our Organization and Structure

Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected.

The U.S. Congress, the IRS and the U.S. Treasury Department have recently examined the U.S. Federal income tax treatment of private equity funds, hedge funds and other kinds of investment partnerships. The present U.S. Federal income tax treatment of a holder of Class A shares and/or our own taxation may be adversely affected by any new legislation, new regulations or revised interpretations of existing tax law that arise as a result of such examinations. In May 2010, the U.S. House of Representatives passed legislation (the “May 2010 House Bill”) that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. The interests of Class A shareholders and our interests in the Apollo Operating Group that are entitled to receive carried interest may be classified as ISPIs for purposes of this legislation. The United States Senate considered, but did not pass, similar legislation. On February 14, 2012, Representative Levin introduced similar legislation (the “2012 Levin Bill”) that would tax carried interest at ordinary income rates (which would be higher than the proposed blended rate in the May 2010 House Bill). It is unclear when or whether the U.S. Congress will pass such legislation or what provisions would be included in any legislation, if enacted.

Both the May 2010 House Bill and the 2012 Levin Bill provide that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is treated as ordinary income under the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. Federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, holders of Class A shares could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, now treated as capital gains, including gain on disposition of interests attributable to an ISPI, at rates higher than the capital gains rate applicable to such income under current law, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of carried interest. Furthermore, in the proposed American Jobs Act, the Obama administration proposed that current law regarding the treatment of carried interest be changed for taxable years ending after December 31, 2012 to subject such income to ordinary income tax. In its published revenue proposal for 2013, the Obama administration proposed that the current law regarding treatment of carried interest be changed to subject such income to ordinary income tax. The Obama administration’s published revenue proposals for 2010, 2011 and 2012 contained similar proposals.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York has periodically considered legislation under which you could be subject to New York state income tax on income in respect of our common units as a result of certain activities of our affiliates in New York, although it is unclear when or whether such legislation would be enacted.

On February 22, 2012, the Obama administration announced its framework of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation could provide, when it would be proposed, or its prospects for enactment. Several parts of the framework, if enacted, could adversely affect us. First, the framework could reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also limit our ability to finance new transactions and increase the effective cost of financing by companies in which we invest, which could reduce the value of our carried interest in respect of such companies. The framework also suggests that some entities currently treated as partnerships for tax purposes could be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. The framework reiterates the President’s support for treatment of carried interest as ordinary income, as provided in the President’s revenue proposal for 2013 described above. However, whether the President’s framework will actually be enacted by the government is unknown, and the ultimate consequences of tax reform legislation, if any, are also presently not known.

Our shareholders do not elect our manager or vote and have limited ability to influence decisions regarding our businesses.

So long as the Apollo control condition is satisfied, our manager, AGM Management, LLC, which is owned by our managing partners, will manage all of our operations and activities. AGM Management, LLC is managed by BRH, a Cayman entity owned by our managing partners and managed by an executive committee composed of our managing partners. Our shareholders do not elect our manager, its manager or its manager’s executive committee and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our businesses and therefore limited ability to influence decisions regarding our businesses. Furthermore, if our shareholders are dissatisfied with the performance of our manager, they will have little ability to remove our manager. As discussed below, the managing partners collectively had 79.0% of the voting power of Apollo Global Management, LLC as of December 31, 2011. Therefore, they have the ability to control any shareholder vote that occurs, including any vote regarding the removal of our manager.

Control by our managing partners of the combined voting power of our shares and holding their economic interests through the Apollo Operating Group may give rise to conflicts of interests.

Our managing partners controlled 79.0% of the combined voting power of our shares entitled to vote as of December 31, 2011. Accordingly, our managing partners have the ability to control our management and affairs to the extent not controlled by our manager. In addition, they are able to determine the outcome of all matters requiring shareholder approval (such as a proposed sale of all or substantially of our assets, the approval of a merger or consolidation involving the company, and an election by our manager to dissolve the company) and are able to cause or prevent a change of control of our company and could preclude any unsolicited acquisition of our company. The control of voting power by our managing partners could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.

In addition, our managing partners and contributing partners, through their partnership interests in Holdings, are entitled to 65.9% of Apollo Operating Group’s economic returns through the Apollo Operating Group units owned by Holdings as of December 31, 2011. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our managing partners and contributing partners may have conflicting interests with holders of Class A shares. For example, our managing partners and contributing partners may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the managing partners’ and contributing partners’ tax considerations even where no similar benefit would accrue to us.

We qualify for, and rely on, exceptions from certain corporate governance and other requirements under the rules of the NYSE.

We qualify for exceptions from certain corporate governance and other requirements under the rules of the NYSE. Pursuant to these exceptions, we have elected not to comply with certain corporate governance requirements of the NYSE, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. In addition, we are not required to hold annual meetings of our shareholders. Accordingly, you will not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of the NYSE.

Potential conflicts of interest may arise among our manager, on the one hand, and us and our shareholders on the other hand. Our manager and its affiliates have limited fiduciary duties to us and our shareholders, which may permit them to favor their own interests to the detriment of us and our shareholders.

Conflicts of interest may arise among our manager, on the one hand, and us and our shareholders, on the other hand. As a result of these conflicts, our manager may favor its own interests and the interests of its affiliates over the interests of us and our shareholders. These conflicts include, among others, the conflicts described below.

•

Our manager determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional stock and amounts of reserves, each of which can affect the amount of cash that is available for distribution to you.

•

Our manager is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its duties (including fiduciary duties) to our shareholders; for example, our affiliates that serve as general partners of our funds have fiduciary and contractual obligations to our fund investors, and such obligations may cause such affiliates to regularly take actions that might adversely affect our near-term results of operations or cash flow; our manager has no obligation to intervene in, or to notify our shareholders of, such actions by such affiliates.

•

Because our managing partners and contributing partners hold their Apollo Operating Group units through entities that are not subject to corporate income taxation and Apollo Global Management, LLC holds the Apollo Operating Group units in part through a wholly-owned subsidiary that is subject to corporate income taxation, conflicts may arise between our managing partners and contributing partners, on the one hand, and Apollo Global Management, LLC, on the other hand, relating to the selection and structuring of investments.

•

Other than as set forth in the non-competition, non-solicitation and confidentiality agreements to which our managing partners and other professionals are subject, which may not be enforceable, affiliates of our manager and existing and former personnel employed by our manager are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us.

•

Our manager has limited its liability and reduced or eliminated its duties (including fiduciary duties) under our operating agreement, while also restricting the remedies available to our shareholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our manager and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our Class A shares, you will have agreed and consented to the provisions set forth in our operating agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law.

•

Our operating agreement does not restrict our manager from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under the operating agreement.

•	Our manager determines how much debt we incur and that decision may adversely affect our credit ratings.

•	Our manager determines which costs incurred by it and its affiliates are reimbursable by us.

•	Our manager controls the enforcement of obligations owed to us by it and its affiliates.

Our manager decides whether to retain separate counsel, accountants or others to perform services for us. See “Item 13. Certain Relationships and Related Party Transactions” for a more detailed discussion of these conflicts.

Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our manager and limit remedies available to shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for a shareholder to challenge a resolution of a conflict of interest by our manager or by its conflicts committee.

Our operating agreement contains provisions that waive or consent to conduct by our manager and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our operating agreement provides that when our manager is acting in its individual capacity, as opposed to in its capacity as our manager, it may act without any fiduciary obligations to us or our shareholders whatsoever. When our manager, in its capacity as our manager, is permitted to or required to make a decision in its “sole discretion” or “discretion” or that it deems “necessary or appropriate” or “necessary or advisable,” then our manager will be entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any of our shareholders and will not be subject to any different standards imposed by our operating agreement, the Delaware Limited Liability Company Act or under any other law, rule or regulation or in equity.

Whenever a potential conflict of interest exists between us and our manager, our manager may resolve such conflict of interest. If our manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our manager, then it will be presumed that in making this determination, our manager acted in good faith. A shareholder seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and our shareholders will only have recourse and be able to seek remedies against our manager if our manager breaches its obligations pursuant to our operating agreement. Unless our manager breaches its obligations pursuant to our operating agreement, we and our unitholders will not have any recourse against our manager even if our manager were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our operating agreement, our operating agreement provides that our manager and its officers and directors will not be liable to us or our shareholders for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the manager or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the shareholders because they restrict the remedies available to them for actions that without those limitations might constitute breaches of duty, including fiduciary duties.

Also, if our manager obtains the approval of its conflicts committee, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our manager of any duties it may owe to us or our shareholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If you purchase a Class A share, you will be treated as having consented to the provisions set forth in the operating agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, shareholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee.

The control of our manager may be transferred to a third party without shareholder consent.

Our manager may transfer its manager interest to a third party in a merger or consolidation or in a transfer of all or substantially all of its assets without the consent of our shareholders. Furthermore, at any time, the partners of our manager may sell or transfer all or part of their partnership interests in our manager without the approval of the shareholders, subject to certain restrictions as described elsewhere in this report. A new manager may not be willing or able to form new funds and could form funds that have investment objectives and governing terms that differ materially from those of our current funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as Apollo’s track record. If any of the foregoing were to occur, we could experience difficulty in making new investments, and the value of our existing investments, our businesses, our results of operations and our financial condition could materially suffer.

Our ability to pay regular distributions may be limited by our holding company structure. We are dependent on distributions from the Apollo Operating Group to pay distributions, taxes and other expenses.

As a holding company, our ability to pay distributions will be subject to the ability of our subsidiaries to provide cash to us. We intend to distribute quarterly distributions to our Class A shareholders. Accordingly, we expect to cause the Apollo Operating Group to make distributions to its unitholders (in other words, Holdings, which is 100% owned, directly and indirectly, by our managing partners and our contributing partners, and the three intermediate holding companies, which are 100% owned by us), pro rata in an amount sufficient to enable us to pay such distributions to our Class A shareholders; however, such distributions may not be made. In addition, our manager can reduce or eliminate our dividend at any time, in its discretion. The Apollo Operating Group intends to make periodic distributions to its unitholders in amounts sufficient to cover hypothetical income tax obligations attributable to allocations of taxable income resulting from their ownership interest in the various limited partnerships making up the Apollo Operating Group, subject to compliance with any financial covenants or other obligations. Tax distributions will be calculated assuming each shareholder was subject to the maximum (corporate or individual, whichever is higher) combined U.S. Federal, New York State and New York City tax rates, without regard to whether any shareholder was subject to income tax liability at those rates. If the Apollo Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. Furthermore, by paying that cash distribution rather than investing that cash in our business, we might risk slowing the pace of our growth or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise. Because tax distributions to unitholders are made without regard to their particular tax situation, tax distributions to all unitholders, including our intermediate holding companies, were increased to reflect the disproportionate income allocation to our managing partners and contributing partners with respect to “built-in gain” assets at the time of the Private Offering Transactions.

There may be circumstances under which we are restricted from paying distributions under applicable law or regulation (for example, due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under the AMH credit facility, Apollo Management Holdings is restricted in its ability to make cash distributions to us and may be forced to use cash to collateralize the AMH credit facility, which would reduce the cash it has available to make distributions.

Tax consequences to our managing partners and contributing partners may give rise to conflicts of interests.

As a result of unrealized built-in gain attributable to the value of our assets held by the Apollo Operating Group entities at the time of the Private Offering Transactions, upon the sale, refinancing or disposition of the assets owned by the Apollo Operating Group entities, our managing partners and contributing partners will incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the managing partners and contributing partners upon a realization event. As the managing partners and contributing partners will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets with unrealized built-in gains may also influence the timing and amount of payments that are received by an exchanging or selling founder or partner under the tax receivable agreement. All other factors being equal, earlier disposition of assets with unrealized built-in gains following such exchange will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets with unrealized built-in gains before an exchange will increase a managing partner’s or contributing partner’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by our managing partners and contributing partners pursuant to the tax receivable agreement.

We are required to pay Holdings for most of the actual tax benefits we realize as a result of the tax basis step-up we receive in connection with taxable exchanges by our units held in the Apollo Operating Group entities or our acquisitions of units from our managing partners and contributing partners.

On a quarterly basis, each managing partner and contributing partner has the right to exchange the Apollo Operating Group units that he holds through his partnership interest in Holdings for our Class A shares in a partially taxable transaction. These exchanges, as well as our acquisitions of units from our managing partners or contributing partners, may result in increases in the tax basis of the intangible assets of the Apollo Operating Group that otherwise would not have been available. Any such increases may reduce the amount of tax that APO Corp. would otherwise be required to pay in the future. The IRS may challenge all or part of these increased deductions and tax basis increases and a court could sustain such a challenge.

We have entered into a tax receivable agreement with Holdings that provides for the payment by APO Corp. to our managing partners and contributing partners of 85% of the amount of actual tax savings, if any, that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis of the Apollo Operating Group. In April 2011 and April 2010, the Apollo Operating Group made a distribution of $39.8 million and $15.0 million, respectively, to APO Corp., and APO Corp. made payment to satisfy the liability under the tax receivable agreement to the managing partners and contributing partners from a realized tax benefit for the 2010 and 2009 tax year. In April 2009, APO Corp. made payment of $9.1 million pursuant to the tax receivable agreement. Prior to 2010, the distribution percentage was governed by a special allocation as discussed in footnote 15 of our consolidated financial statements and as a result, the Apollo Operating Group made a total distribution of $27.0 million in 2009 to APO Corp. and Holdings, respectively, in accordance with their pro rata interests, to satisfy the liability under the tax receivable agreement. Of the distribution, $17.9 million was distributed to the managing partners and contributing partners in 2009 from a realized tax benefit for the 2008 tax year. Future payments that APO Corp. may make to our managing partners and contributing partners could be material in amount. In the event that other of our current or future subsidiaries become taxable as corporations and acquire Apollo Operating Group units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, we expect, and have agreed that, each will become subject to a tax receivable agreement with substantially similar terms.

The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that results from the exchanges entered into by the managing partners or contributing partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits (including deductions for imputed interest expense associated with payments made under the tax receivable agreement) we claim as a result of, or in connection with, such increases in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, Holdings would not be obligated under the tax receivable agreement to reimburse APO Corp. for any payments previously made to them (although any future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our managing partners and contributing partners under the tax receivable agreement in excess of 85% of the actual aggregate cash tax savings of APO Corp. APO Corp.’s ability to achieve benefits from any tax basis increase and the payments to be made under this agreement will depend upon a number of factors, including the timing and amount of its future income.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, APO Corp.’s (or its successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. See “Item 13. Certain Relationships and Related Party Transactions—Tax Receivable Agreement.”

If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares.

We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets and the income derived from those assets allow us to rely on the exception provided by Rule 3a-1 issued under the Investment Company Act. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in non-investment company businesses. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, we would be taxed as a corporation and other restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates that apply to us, could make it impractical for us to continue our businesses as contemplated and would have a material adverse effect on our businesses and the price of our Class A shares.

Risks Related to Taxation

You may be subject to U.S. Federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us.

Under current law, so long as we are not required to register as an investment company under the Investment Company Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code on a continuing basis, we will be treated, for U.S. Federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. You will be subject to U.S. Federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit for each of our taxable years ending with or within your taxable year, regardless of whether or not you receive cash distributions from us. Accordingly, you may be required to make tax payments in connection with your ownership of Class A shares that significantly exceed your cash distributions in any specific year.

If we are treated as a corporation for U.S. Federal income tax purposes, the value of the Class A shares would be adversely affected.

The value of your investment will depend in part on our company being treated as a partnership for U.S. Federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code, and that we are not required to register as an investment company under the Investment Company Act and related rules. Although we intend to manage our affairs so that our partnership will meet the 90% test described above in each taxable year, we may not meet these requirements or, as discussed below, current law may change so as to cause, in either event, our partnership to be treated as a corporation for U.S. Federal income tax purposes. If we were treated as a corporation for U.S. Federal income tax purposes, (i) we would become subject to corporate income tax and (ii) distributions to shareholders would be taxable as dividends for U.S. Federal income tax purposes to the extent of our earnings and profits.

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “—Risks Related to Our Organization and Structure—The U.S. Congress has considered legislation that would have (i) in some cases after a ten-year period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (ii) taxed certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, the after tax income and gain related to our business, as well as the market price of our units, could be reduced.” Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.

Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. Federal income tax treatment of holders of Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. Federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships and entities taxed as partnerships. The present U.S. Federal income tax treatment of an investment in our Class A shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our Class A shares. For example, as discussed above under “— Risks Related to Our Organization and Structure— Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected,” the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes.

Our operating agreement permits our manager to modify our operating agreement from time to time, without the consent of the holders of Class A shares, to address certain changes in U.S. Federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all holders of Class A shares. For instance, our manager could elect at some point to treat us as an association taxable as a corporation for U.S. Federal (and applicable state) income tax purposes. If our manager were to do this, the U.S. Federal income tax consequences of owning our Class A shares would be materially different. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of Class A shares in a manner that reflects such beneficial ownership of items by holders of Class A shares, taking into account variation in ownership interests during each taxable year because of trading activity. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects holders of Class A shares.

Our interests in certain of our businesses are held through entities that are treated as corporations for U.S. Federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially, adversely affect the value of your investment.

In light of the publicly traded partnership rules under U.S. Federal income tax law and other requirements, we hold our interests in certain of our businesses through entities that are treated as corporations for U.S. Federal income tax purposes. Each such corporation could be liable for significant U.S. Federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of your investment. Furthermore, it is possible that the IRS could challenge the manner in which such corporation’s taxable income is computed by us.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.

Under the U.S. Foreign Account Tax Compliance Act, or FATCA, all entities in a broadly defined class of foreign financial institutions, or FFIs, are required to comply with a complicated and expansive reporting regime or, beginning in 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2015, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning in 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2015, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. Regulations implementing FATCA have not yet been finalized. Recently issued proposed regulations if finalized would delay the implementation of certain reporting requirements under FATCA but no assurance can be given that the proposed regulations will be finalized or that any final regulations will include any delay. Accordingly, some foreign investors may hesitate to invest in U.S. funds until there is more certainty around FATCA implementation. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. Federal income tax purposes.

Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. Federal income tax purposes. Such an entity may be a passive foreign investment company, or a “PFIC,” or a controlled foreign corporation, or a “CFC,” for U.S. Federal income tax purposes. For example, APO (FC), LLC is considered to be a CFC for U.S. Federal income tax purposes. Class A shareholders indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences, including the recognition of taxable income prior to the receipt of cash relating to such income. In addition, gain on the sale of a PFIC or CFC may be taxable at ordinary income tax rates.

Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.

In order for us to be treated as a partnership for U.S. Federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may cause us to incur additional tax liability and/or adversely affect our ability to operate solely to maximize our cash flow. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Apollo Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Apollo Operating Group, we will make appropriate adjustments to the Apollo Operating Group agreements so that distributions to Holdings and us would be the same as if such assets were held at that level. Moreover, we are precluded by a contract with one of the Strategic Investors from acquiring assets in a manner that would cause that Strategic Investor to be engaged in a commercial activity within the meaning of Section 892 of the Internal Revenue Code.

Tax gain or loss on disposition of our Class A shares could be more or less than expected.

If you sell your Class A shares, you will recognize a gain or loss equal to the difference between the amount realized and your adjusted tax basis allocated to those Class A shares. Prior distributions to you in excess of the total net taxable income allocated to you will have decreased the tax basis in your Class A shares. Therefore, such excess distributions will increase your taxable gain, or decrease your taxable loss, when the Class A shares are sold and may result in a taxable gain even if the sale price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income to you.

We cannot match transferors and transferees of Class A shares, and we have therefore adopted certain income tax accounting conventions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our Class A shares.

Because we cannot match transferors and transferees of Class A shares, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to holders of Class A shares. It also could affect the timing of these tax benefits or the amount of gain on the sale of Class A shares and could have a negative impact on the value of Class A shares or result in audits of and adjustments to the tax returns of holders of Class A shares.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for U.S. federal income tax purposes. We will be considered to have been terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all holders of Class A shares and could result in a deferral of depreciation deductions allowable in computing our taxable income.

Non-U.S. persons face unique U.S. tax issues from owning Class A shares that may result in adverse tax consequences to them.

In light of our investment activities, we may be, or may become, engaged in a U.S. trade or business for U.S. federal income tax purposes, in which case some portion of our income would be treated as effectively connected income with respect to non-U.S. holders of our Class A shares, or “ECI.” Moreover, dividends paid by an investment that we make in a real estate investment trust, or “REIT,” that are attributable to gains from the sale of U.S. real property interests and sales of certain investments in interests in U.S. real property, including stock of certain U.S. corporations owning significant U.S. real property, may be treated as ECI with respect to non-U.S. holders of our Class A shares. In addition, certain income of non-U.S. holders from U.S. sources not connected to any U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, each non-U.S. holder generally would be subject to withholding tax on its allocable share of such income, would be required to file a U.S. federal income tax return for such year reporting its allocable share of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders may be reduced by withholding taxes imposed at the highest effective applicable tax rate.

An investment in Class A shares will give rise to UBTI to certain tax-exempt holders.

We will not make investments through taxable U.S. corporations solely for the purpose of limiting UBTI from “debt-financed” property and, thus, an investment in Class A shares will give rise to UBTI to tax-exempt holders of Class A shares. APO Asset Co., LLC may borrow funds from APO Corp. or third parties from time to time to make investments. These investments will give rise to UBTI from “debt-financed” property. Moreover, if the IRS successfully asserts that we are engaged in a trade or business, then additional amounts of income could be treated as UBTI.

We do not intend to make, or cause to be made, an election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of certain of the Group Partnerships. Thus, a holder of Class A shares could be allocated more taxable income in respect of those Class A shares prior to disposition than if such an election were made.

We did not make and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to us, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P. Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P. and Apollo Principal Holdings IX, L.P. If no such election is made, there will generally be no adjustment for a transferee of Class A shares even if the purchase price of those Class A shares is higher than the Class A shares’ share of the aggregate tax basis of our assets immediately prior to the transfer. In that case, on a sale of an asset, gain allocable to a transferee could include built-in gain allocable to the transferor at the time of the transfer, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

Class A shareholders may be subject to state and local taxes and return filing requirements as a result of investing in our Class A shares.

In addition to U.S. federal income taxes, our Class A shareholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our Class A shareholders do not reside in any of those jurisdictions. Our Class A shareholders may also be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, Class A shareholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Class A shareholder to file all U.S. federal, state and local tax returns that may be required of such Class A shareholder.

We may not be able to furnish to each Class A shareholder specific tax information within 90 days after the close of each calendar year, which means that holders of Class A shares who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return. In addition, it is possible that Class A shareholders may be required to file amended income tax returns.

As a publicly traded partnership, our operating results, including distributions of income, dividends, gains, losses or deductions and adjustments to carrying basis, will be reported on Schedule K-1 and distributed to each Class A shareholder annually. It may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for us. For this reason, Class A shareholders who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year.

In addition, it is possible that a Class A shareholder will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a Class A shareholder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, are the responsibility of each Class A shareholder.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York. We also lease the space for our offices in Purchase, NY, California, Houston, London, Singapore, Frankfurt, Mumbai, Hong Kong and Luxembourg. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, party to various legal actions arising in the ordinary course of business, including claims and litigation, reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business.

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted Apollo’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. In an order dated August 18, 2010, the Court granted in part and denied in part plaintiffs’ motion to expand the complaint and to obtain additional discovery. The Court ruled that plaintiffs could amend the complaint and obtain discovery in a second discovery phase limited to eight additional transactions. The Court gave the plaintiffs until September 17, 2010 to amend the complaint to include the additional eight transactions. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding the additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file the fourth amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo Global Management, LLC, as a defendant. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. The Court set April 17, 2012, as the deadline for completing all fact discovery. Currently, Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. The Court granted Apollo’s motion to dismiss plaintiffs’ initial complaint in 2008, ruling that Apollo was released from the only transaction in which it allegedly was involved. While plaintiffs have survived Apollo’s motion to dismiss the fourth amended complaint, the Court stated in denying the motion that it will consider the statute of limitations (one of the bases for Apollo’s motion to dismiss) at the summary judgment stage. Based on the applicable statute of limitations, among other reasons, Apollo believes that plaintiffs’ claims lack factual and legal merit. For these reasons, no estimate of possible loss, if any, can be made at this time.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS Special

Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Apollo believes that it has handled its use of placement agents in an appropriate manner. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. To date, no such claims have been brought. Apollo denies the merit of any such claims and will vigorously contest them, if they are brought.

Although the ultimate outcome of these matters cannot be ascertained at this time, we are of the opinion, after consultation with counsel, that the resolution of any such matters to which we are a party at this time will not have a material adverse effect on our consolidated financial statements. Legal actions material to us could, however, arise in the future.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “APO.” Our Class A shares began trading on the NYSE on March 30, 2011.

The number of holders of record of our Class A shares as of March 7, 2012 was 6. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

Cash Distribution Policy

With respect to fiscal year 2011, we have paid four cash distributions of $0.17, $0.22, $0.24 and $0.20 per Class A share on January 14, June 1, August 29 and December 2, 2011 (aggregating $0.83 per Class A share) to record holders of Class A shares and we have declared an additional cash distribution of $0.46 per Class A shares to shareholders in respect of the fourth quarter of 2011 payable on February 29, 2012 to holders of record of Class A shares at the close of business on February 23, 2012. These distributions related to fiscal year 2011 represented our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our shareholders for any ensuing quarter.

The following table sets forth the high and low intra-day sales prices per unit of our Class A shares, for the periods indicated, as reported by the NYSE:

	Sales Price
2011	High	Low
First Quarter	$19.00	$17.91
Second Quarter	18.91	15.27
Third Quarter	17.94	9.83
Fourth Quarter	14.21	8.85

Our current intention is to distribute to our Class A shareholders on a quarterly basis substantially all of our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable law, to service our indebtedness or to provide for future distributions to our Class A shareholders for any ensuing quarter. Because we will not know what our actual available cash flow from operations will be for any year until sometime after the end of such year, we expect that a fourth quarter distribution may be adjusted to take into account actual net after-tax cash flow from operations for that year.

The declaration, payment and determination of the amount of our quarterly distribution will be at the sole discretion of our manager, which may change our cash distribution policy at any time. We cannot assure you that any distributions, whether quarterly or otherwise, will or can be paid. In making decisions regarding our quarterly distribution, our manager will take into account general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us and such other factors as our manager may deem relevant.

Because we are a holding company that owns intermediate holding companies, the funding of each distribution, if declared, will occur in three steps, as follows.

•

First, we will cause one or more entities in the Apollo Operating Group to make a distribution to all of its partners, including our wholly-owned subsidiaries APO Corp., APO Asset Co., LLC and APO (FC), LLC (as applicable), and Holdings, on a pro rata basis;

•

Second, we will cause our intermediate holding companies, APO Corp., APO Asset Co., LLC and APO (FC), LLC (as applicable), to distribute to us, from their net after-tax proceeds, amounts equal to the aggregate distribution we have declared; and

•	Third, we will distribute the proceeds received by us to our Class A shareholders on a pro rata basis.

Payments that any of our intermediate holding companies make under the tax receivable agreement will reduce amounts that would otherwise be available for distribution by us on Class A shares.

The Apollo Operating Group intends to make periodic distributions to its partners (that is, Holdings and our intermediate holding companies) in amounts sufficient to cover hypothetical income tax obligations attributable to allocations of taxable income resulting from their ownership interest in the various limited partnerships making up the Apollo Operating Group, subject to compliance with any financial covenants or other obligations. Tax distributions will be calculated assuming each shareholder was subject to the maximum (corporate or individual, whichever is higher) combined U.S. Federal, New York State and New York City tax rates, without regard to whether any shareholder was subject to income tax liability at those rates. Because tax distributions to partners are made without regard to their particular tax situation, tax distributions to all partners, including our intermediate holding companies, will be increased to reflect the disproportionate income allocation to our managing partners and contributing partners with respect to “built-in gain” assets at the time of the Private Offering Transactions. Tax distributions will be made only to the extent all distributions from the Apollo Operating Group for such year are insufficient to cover such tax liabilities and all such distributions will be made to all partners on a pro rata basis based upon their respective interests in the applicable partnership. There can be no assurance that we will pay cash distributions on the Class A shares in an amount sufficient to cover any tax liability arising from the ownership of Class A shares.

Under Delaware law we are prohibited from making a distribution to the extent that our liabilities, after such distribution, exceed the fair value of our assets. Our operating agreement does not contain any restrictions on our ability to make distributions, except that we may only distribute Class A shares to holders of Class A shares. The AMH credit facility, however, restricts the ability of AMH to make cash distributions to us by requiring mandatory collateralization and restricting payments under certain circumstances. AMH will generally be restricted from paying distributions, repurchasing stock and making distributions and similar types of payments if any default or event of default occurs, if it has failed to deposit the requisite cash collateralization or does not expect to be able to maintain the requisite cash collateralization or if, after giving effect to the incurrence of debt to finance such distribution, its debt to EBITDA ratio would exceed specified levels. Instruments governing indebtedness that we or our subsidiaries incur in the future may contain further restrictions on our or our subsidiaries’ ability to pay distributions or make other cash distributions to equityholders.

In addition, the Apollo Operating Group’s cash flow from operations may be insufficient to enable it to make required minimum tax distributions to its partners, in which case the Apollo Operating Group may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

Our cash distribution policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay distributions according to our cash distribution policy, we may not pay distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended distributions.

As of December 31, 2011, approximately 25.8 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, to be paid in the form of cash compensation.

Class A Shares Repurchases in the Fourth Quarter of 2011

No purchases of our Class A shares were made by us or on our behalf in the fourth quarter of the year ended December 31, 2011.

Unregistered Sale of Equity Securities

On October 10, 2011 and November 10, 2011, we issued 51,663 and 1,011,248 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $543,494 and $13,409,148, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

Use of Proceeds from Initial Public Offering

The effective date of Apollo Global Management, LLC’s registration statement filed on Form S-1 under the Securities Act (File No. 333-150141) relating the initial public offering of Class A shares, representing Class A limited liability company interests of Apollo Global Management, LLC, was March 29, 2011. A total of 21,500,000 Class A shares were offered for sale by us and 8,257,559 Class A shares were offered for resale by certain selling shareholders. Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriter and, together with Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., UBS Securities LLC, Barclays Capital Inc., Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC, acted as joint book-running managers of the offering. The initial public offering was completed on April 4, 2011.

The aggregate offering price for the Class A shares offered by selling shareholders was approximately $156.9 million and the related underwriting discounts where approximately $9.4 million. We did not receive any of the proceeds from the sale of Class A shares offered by selling shareholders participating in the initial public offering.

The aggregate offering price for the Class A shares offered by us was approximately $408.5 million and the related underwriting discounts were approximately $24.5 million, none of which was paid to affiliates of Apollo Global Management, LLC. We incurred approximately $1.5 million of other expenses in connection with the initial public offering. The net proceeds from the sale of 21,500,000 Class A shares offered by us totaled approximately $382.5 million. We have used the proceeds from the initial public offering for general corporate purposes and to fund growth initiatives.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated and combined financial and other data of Apollo Global Management, LLC should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”

The selected historical consolidated statements of operations data of Apollo Global Management, LLC for each of the years ended December 31, 2011, 2010 and 2009 and the selected historical consolidated statements of financial condition data as of December 31, 2011 and 2010 have been derived from our consolidated financial statements which are included in Item 8. Financial Statements and Supplementary Data.

We derived the selected historical consolidated and combined statements of operations data of Apollo Global Management, LLC for the years ended December 31, 2008 and 2007 and the selected consolidated and combined statements of financial condition data as of December 31, 2009, 2008 and 2007 from our audited consolidated and combined financial statements which are not included in this document.

The selected historical financial data are not indicative of our expected future operating results. In particular, after undergoing the Reorganization on July 13, 2007 (“2007 Reorganization”) and providing liquidation rights to limited partners of certain of the funds we manage on either August 1, 2007 or November 30, 2007, Apollo Global Management, LLC no longer consolidated in its financial statements certain of the funds that have historically been consolidated in our financial statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007(5)
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Advisory and transaction fees from affiliates	$81,953	$79,782	$56,075	$145,181	$150,191
Management fees from affiliates	487,559	431,096	406,257	384,247	192,934
Carried interest (loss) income from affiliates	(397,880)	1,599,020	504,396	(796,133)	294,725

Total Revenues	171,632	2,109,898	966,728	(266,705)	637,850

Expenses:
Compensation and benefits:
Equity-based compensation	1,149,753	1,118,412	1,100,106	1,125,184	989,849
Salary, bonus and benefits	251,095	249,571	227,356	201,098	149,553
Profit sharing expense	(63,453)	555,225	161,935	(482,682)	307,739
Incentive fee compensation	3,383	20,142	5,613	—	3,189

Total Compensation and Benefits	1,340,778	1,943,350	1,495,010	843,600	1,450,330
Interest expense	40,850	35,436	50,252	62,622	105,968
Interest expense—beneficial conversion feature	—	—	—	—	240,000
Professional fees	59,277	61,919	33,889	76,450	81,824
Litigation settlement(1)	—	—	—	200,000	—
General, administrative and other	75,558	65,107	61,066	71,789	36,618
Placement fees	3,911	4,258	12,364	51,379	27,253
Occupancy	35,816	23,067	29,625	20,830	12,865
Depreciation and amortization	26,260	24,249	24,299	22,099	7,869

Total Expenses	1,582,450	2,157,386	1,706,505	1,348,769	1,962,727

Other Income (Loss):
Net (loss) income from investment activities	(129,827)	367,871	510,935	(1,269,100)	2,279,263
Net gains from investment activities of consolidated variable interest entities	24,201	48,206	—	—	—
Income (loss) from equity method investments	13,923	69,812	83,113	(57,353)	1,722
Interest income	4,731	1,528	1,450	19,368	52,500
Gain from repurchase of debt(2)	—	—	36,193	—	—
Dividend income from affiliates	—	—	—	—	238,609
Other income (loss), net	205,520	195,032	41,410	(4,609)	(36)

Total Other Income (Loss)	118,548	682,449	673,101	(1,311,694)	2,572,058

(Loss) Income Before Income Tax (Provision) Benefit	(1,292,270)	634,961	(66,676)	(2,927,168)	1,247,181
Income tax (provision) benefit	(11,929)	(91,737)	(28,714)	36,995	(6,726)

Net (Loss) Income	(1,304,199)	543,224	(95,390)	(2,890,173)	1,240,455
Net loss (income) attributable to Non-Controlling Interests(3)(4)	835,373	(448,607)	(59,786)	1,977,915	(1,810,106)

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(468,826)	$94,617	$(155,176)	$(912,258)	$(569,651)

Distributions Declared per Class A share	$0.83	$0.21	$0.05	$0.56	$—

Net (Loss) Income Per Class A Share—Basic and Diluted	$(4.18)	$0.83	$(1.62)	$(9.37)	$(11.71	)(6)

Statement of Financial Condition Data
Total assets	$7,975,873	$6,552,372	$3,385,197	$2,474,532	$5,115,642
Debt (excluding obligations of consolidated variable interest entities)	738,516	751,525	933,834	1,026,005	1,057,761
Debt obligations of consolidated variable interest entities	3,189,837	1,127,180	—	—	—
Total shareholders’ equity	2,648,321	3,081,419	1,299,110	325,785	2,408,329
Total Non-Controlling Interests	1,921,920	2,930,517	1,603,146	822,843	2,312,286

(1)	Litigation settlement charge was incurred in connection with an agreement with Huntsman to settle certain claims related to Hexion’s now terminated merger agreement with Huntsman. Insurance proceeds of $162.5 million and $37.5 million are included in other income during the years ended December 31, 2010 and 2009, respectively.
(2)	During April and May 2009, the Company repurchased a combined total of $90.9 million of face value of debt for $54.7 million and recognized a net gain of $36.2 million which is included in other (loss) income in the consolidated and combined statements of operations for the year ended December 31, 2009.
(3)	Reflects Non-Controlling Interests attributable to AAA, consolidated variable interest entities and the remaining interests held by certain individuals who receive an allocation of income from certain of our capital markets management companies.
(4)	Reflects the Non-Controlling Interests in the net (loss) income of the Apollo Operating Group relating to the units held by our managing partners and contributing partners post-Reorganization which is calculated by applying the ownership percentage of Holding in the Apollo Operating Group.

The ownership interest was impacted by a share repurchase in February 2009, the Company’s IPO in April 2011, and issuances of Class A shares in settlement of vested RSUs in 2010 and 2011. Refer to Item 8. Financial Statements and Supplementary Data, Note 13 to our consolidated financial statements for details of the ownership percentage for each period presented.

(5)	Significant changes in the consolidated and combined statement of operations for 2007 compared to their respective comparative period are due to (i) the Reorganization, (ii) the deconsolidation of certain funds, and (iii) the Strategic Investors Transaction.

Some of the significant impacts of the above items are as follows:

•	Revenue from affiliates increased due to the deconsolidation of certain funds.

•	Compensation and benefits, including non-cash charges related to equity-based compensation increased due to amortization of Apollo Operating Group units, AAA RDUs and RSUs.

•

Interest expense increased as a result of conversion of debt on which the Strategic Investors had a beneficial conversion feature. Additionally, interest expense increased related to the AMH credit facility obtained in April 2007.

•	Professional fees increased due to Apollo Global Management, LLC’s formation and ongoing requirements.

•	Net gain from investment activities increased due to increased activity in our consolidated funds through the date of deconsolidation.

•	Non-Controlling Interests changed significantly due to the formation of Holdings and reflects net losses attributable to Holdings post-Reorganization.

(6)	This per share (loss) income is for the period July 13, 2007 through December 31, 2007, from the date of reorganization to year end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, LLC’s consolidated financial statements and the related notes as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

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

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

(i)	Private equity—invests in control equity and related debt instruments, convertible securities and distressed debt instruments;

(ii)	Capital markets—primarily invests in non-control debt and non-control equity instruments, including distressed debt instruments; and

(iii)	Real estate—invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

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

Business Environment

Global equity markets remained volatile during 2011. The debate over the United States debt ceiling and continued concerns over European sovereign debt resulted in considerable volatility and declines in financial markets around the world. The S&P 500 and Dow Jones Industrial Average were up approximately 2% and 8%, respectively, during 2011, while the VIX (a measure of market volatility) surged approximately 32% during the same period. The credit markets in which Apollo is most active also suffered losses, and financing activity in those markets slowed. During the volatile economic environment, which we believe began in the third quarter of 2007, we have been relying on our deep industry, credit and financial structuring experience, coupled with our strengths as value-oriented, distressed investors, to deploy a significant amount of new capital. As examples of this, from the beginning of the third quarter of 2007 and through December 31, 2011, we have deployed approximately $28.5 billion of gross invested capital across our private equity and certain capital markets funds, focused on control, distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through December 31, 2011, the funds managed by Apollo have acquired approximately $15.6 billion in face value of distressed debt at discounts to par value and purchased approximately $37.4 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.

In addition to deploying capital in new investments, we have been depending on our over 20 years of experience to enhance value in the current investment portfolio of the funds to which we serve as an investment manager. We have been relying on our restructuring and capital markets experience to work proactively with our funds’ portfolio company management teams to generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value. For example, as of December 31, 2011, Fund VI and its underlying portfolio companies purchased or retired approximately $19.4 billion in face value of debt and captured approximately $9.6 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. In certain situations, such as CEVA Logistics, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions. Additionally, the portfolio companies of Fund VI have implemented approximately $3.1 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through December 31, 2011, which we believe will positively impact their operating profitability.

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

Market Considerations

Our revenues consist of the following:

•

Management fees, which are calculated based upon any of “net asset value,” “gross assets,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “invested capital” or “stockholders’ equity,” each as defined in the applicable management agreement of the unconsolidated funds;

•

Advisory and transaction fees relating to the investments our funds make, or individual monitoring agreements with individual portfolio companies of the private equity funds and capital markets funds as well as advisory services provided to a capital markets fund; and

•	Carried interest with respect to our private equity funds and our capital markets funds.

Our ability to grow our revenues depends in part on our ability to attract new capital and investors, which in turn depends on our ability to appropriately invest our funds’ capital, and on the conditions in the financial markets, including the availability and cost of leverage, and economic conditions in the United States, Western Europe, Asia, and to some extent, elsewhere in the world. The market factors that impact this include the following:

•

The strength of the alternative investment management industry, including the amount of capital invested and withdrawn from alternative investments. Allocations of capital to the alternative investment sector are dependent, in part, on the strength of the economy and the returns available from other investments relative to returns from alternative investments. Our share of this capital is dependent on the strength of our performance relative to the performance of our competitors. The capital we attract and our returns are drivers of our Assets Under Management, which, in turn, drive the fees we earn. In light of the current volatile conditions in the financial markets, our funds’ returns may be lower than they have been historically and fundraising efforts may be more challenging.

•

The strength and liquidity of the U.S. and relevant global equity markets generally, and the initial public offering market specifically. The strength of these markets affects the value of, and our ability to successfully exit, our equity positions in our private equity portfolio companies in a timely manner.

•

The strength and liquidity of the U.S. and relevant global debt markets. Our funds and our portfolio companies borrow money to make acquisitions and our funds utilize leverage in order to increase investment returns that ultimately drive the performance of our funds. Furthermore, we utilize debt to finance the principal investments in our funds and for working capital purposes. To the extent our ability to borrow funds becomes more expensive or difficult to obtain, the net returns we can earn on those investments may be reduced.

•

Stability in interest rate and foreign currency exchange rate markets. We generally benefit from stable interest rate and foreign currency exchange rate markets. The direction and impact of changes in interest rates or foreign currency exchange rates on certain of our funds is dependent on the funds’ expectations and the related composition of their investments at such time.

For the most part, we believe the trends in these factors have historically created a favorable investment environment for our funds. However, adverse market conditions may affect our businesses in many ways, including reducing the value or hampering the performance of the investments made by our funds, and/or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow, and affect our financial condition and prospects. As a result of our value-oriented, contrarian investment style which is inherently long-term in nature, there may be significant fluctuations in our financial results from quarter to quarter and year to year.

The financial markets encountered a series of negative events in 2007 and 2008 which led to a global liquidity and broad economic crisis and impacted the performance of many of our funds’ portfolio companies and capital markets funds. The impact of such events on our private equity and capital markets funds resulted in volatility in our revenue. If this market volatility continues, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability to liquidate positions in a timely and efficient manner.

For a more detailed description of how economic and global financial market conditions can materially affect our financial performance and condition, see “Item 1A. Risk Factors—Risks Related to Our Businesses—Difficult market conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.”

Uncertainty remains regarding Apollo’s future taxation levels. On May 28, 2010, the House of Representatives passed legislation that would, if enacted in its present form, preclude us from qualifying for treatment as a partnership for U.S. Federal income tax purposes under the publicly traded partnership rules.

See “Item 1A. Risk Factors—Risks Related to Taxation—The U.S. Federal income tax law that determines the tax consequences of an investment in Class A shares is under review and is potentially subject to adverse legislative, judicial or administrative change, possibly on a retroactive basis, including possible changes that would result in the treatment of our long-term capital gains as ordinary income, that would cause us to become taxable as a corporation and/or have other adverse effects,” “Item 1A. Risk Factors—Risks Related to Our Organization and Structure—Members of the U.S. Congress have introduced and the House of Representatives has passed legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. Federal income tax purposes under the publicly traded partnership rules. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a substantial increase in our tax liability and it could well result in a reduction in the value of our Class A shares.”

Managing Business Performance

We believe that the presentation of Economic Net Income (Loss) supplements a reader’s understanding of the economic operating performance of each segment.

Economic Net Income (Loss)

ENI is a measure of profitability and does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of Apollo Operating Group units (“AOG Units”), income tax expense, amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to our reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.

During the fourth quarter of 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, capital markets and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the years ended December 31, 2011, 2010 and 2009, respectively.

	Impact of Modification on ENI
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
For the year ended December 31, 2011	$(22,756)	$(32,711)	$(9,723)	$(65,190)
For the year ended December 31, 2010	(6,525)	(23,449)	(3,975)	(33,949)
For the year ended December 31, 2009	7,226	(8,009)	(1,652)	(2,435)

ENI is a key performance measure used for understanding the performance of our operations from period to period and although not every company in our industry defines these metrics in precisely the same way that we do, we believe that this metric, as we use it, facilitates comparisons with other companies in our industry. We use ENI to evaluate the performance of our private equity, capital markets and real estate segments. Management also believes the components of ENI such as the amount of management fees, advisory and transaction fees and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

•

Decisions related to expense, such as determining annual discretionary bonuses and equity-based compensation awards to our employees. As the amount of fees, investment income, and ENI is indicative of the performance of the management companies and advisors within each segment, management can better identify higher performing businesses and employees to allocate discretionary bonuses based on the results of this measure. As it relates to compensation, our philosophy has been and remains to better align the interests of certain professionals and selected other individuals who have a profit sharing interest in the carried interest income earned in relation to the funds we manage, with our own interests and with those of the investors in the funds. To achieve that objective, a significant amount of compensation paid is based on our performance and growth for the year. For example, a positive ENI could indicate a higher discretionary bonus for a team of investment professionals whereas a negative ENI could indicate the need to reduce bonuses based on poor performance.

The calculation of ENI has certain limitations and as such, we do not rely solely on ENI as a performance measure and also consider our U.S. GAAP results. These limitations include omission of the following:

(i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, although these costs are expected to be recurring components of our costs we may be able to incur lower cash compensation costs with the granting of equity-based compensation;

(ii) income tax, which represents a necessary and recurring element of our operating costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense;

(iii) amortization of intangible assets associated with the 2007 Reorganization and acquisitions, which is a recurring item until all intangibles have been fully amortized; and

(iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies, which is expected to be a recurring item and represents the aggregate of the income or loss that is not owned by the Company.

We believe that ENI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP.

The following summarizes the adjustments to ENI that reconcile ENI to the net income (loss) attributable to Apollo Global Management, LLC determined in accordance with U.S. GAAP:

•

Inclusion of the impact of RSUs granted in connection with the 2007 private placement and non-cash equity-based compensation expense comprising amortization of AOG Units. Management assesses our performance based on management fees, advisory and transaction fees, and carried interest income generated by the business and excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units because these non-cash charges are not viewed as part of our core operations.

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

•	Inclusion of amortization of intangible assets associated with the 2007 Reorganization and subsequent acquisitions as these non-cash charges are not viewed as part of our core operations.

•

Carried interest income, management fees and other revenues from Apollo funds are reflected on an unconsolidated basis. As such, ENI excludes the Non-Controlling Interests in consolidated funds, which remain consolidated in our consolidated financial statements. Management views the business as an alternative investment management firm and therefore assesses performance using the combined total of carried interest income and management fees from each of our funds. One exception is the non-controlling interest related to certain individuals who receive an allocation of income from certain of our capital markets management companies which is deducted from ENI to better reflect the performance attributable to shareholders.

ENI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use ENI as a measure of operating performance, not as a measure of liquidity. ENI should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. The use of ENI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using ENI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of ENI to our U.S. GAAP net income (loss) attributable to Apollo Global Management, LLC can be found in the notes to our consolidated financial statements.

Operating Metrics

We monitor certain operating metrics that are common to the alternative investment management industry. These operating metrics include Assets Under Management, private equity dollars invested and uncalled private equity commitments.

Assets Under Management

Assets Under Management, or AUM, refers to the investments we manage or with respect to which we have control. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our capital markets funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations) or certain collateralized loan obligation and collateralized debt obligation credit funds that have a fee generating basis other than mark-to-market asset values, plus used or available leverage and/or capital commitments;

(iii)	the gross asset values or net asset value of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio vehicles;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

Assets Under Management—Fee-Generating/Non-Fee Generating

Fee-generating AUM consists of assets that we manage and on which we earn management fees or monitoring fees pursuant to management agreements on a basis that varies among the Apollo funds. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees for AUM purposes are based on the total value of certain structured portfolio vehicle investments, which normally include leverage, less any portion of such total value that is already considered in fee-generating AUM.

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

The table below displays fee-generating and non-fee generating AUM by segment as of December 31, 2011, 2010 and 2009. The changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of December 31,
	2011	2010	2009
	(in millions)
Private Equity	$35,384	$38,799	$34,002
Fee-generating	28,031	27,874	28,092
Non-fee generating	7,353	10,925	5,910

Capital Markets	31,867	22,283	19,112
Fee-generating	26,553	16,484	14,854
Non-fee generating	5,314	5,799	4,258

Real Estate	7,971	6,469	495
Fee-generating	3,537	2,679	279
Non-fee generating	4,434	3,790	216

Total Assets Under Management	75,222	67,551	53,609
Fee-generating	58,121	47,037	43,225
Non-fee generating	17,101	20,514	10,384

During the year ended December 31, 2011, our total fee-generating AUM increased primarily due to acquisitions in our capital markets segment, as well as increases in subscriptions across our three segments. The fee-generating AUM of our capital markets funds increased primarily due to acquisitions in 2011 by Athene and AGM’s Gulf Stream acquisition, as well as increased subscriptions. The fee-generating AUM of our real estate segment increased due to net segment transfers from other segments, subscriptions and increases in leverage, partially offset by losses and distributions. The fee-generating AUM of our private equity funds increased due to subscriptions, partially offset by distributions.

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

With respect to our private equity funds and certain of our capital markets and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to realized carried interest on the realized gains on the dispositions investments. Certain funds may have current fair values below invested capital, however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders equity as defined in its management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of December 31, 2011, our total fee-generating AUM is comprised of approximately 88% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of December 31, 2011 and 2010 are presented below:

	As of December 31, 2011
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,848		$2,747		$279		$17,874
Fee-generating AUM based on invested capital	8,635		2,909		1,820		13,364
Fee-generating AUM based on gross/adjusted assets	948		15,862		1,213	(4)	18,023
Fee-generating AUM based on leverage(1)	3,600		3,213		—		6,813
Fee-generating AUM based on NAV	—		1,822		225		2,047

Total Fee-Generating AUM	$28,031	(2)	$26,553	(3)	$3,537		$58,121

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2011 is 65 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

	As of December 31, 2010
	Private Equity		Capital Markets		Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$1,689		$154	$16,132
Fee-generating AUM based on invested capital	8,742		3,093		1,750	13,585
Fee-generating AUM based on gross/adjusted assets	1,177		5,556		—	6,733
Fee-generating AUM based on leverage(1)	3,666		3,577		—	7,243
Fee-generating AUM based on NAV	—		2,569		775	3,344

Total Fee-Generating AUM	$27,874	(2)	$16,484	(3)	$2,679	$47,037

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2010 is 76 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.

AUM as of December 31, 2011, 2010 and 2009 was as follows:

	Total Assets Under Management
	As of December 31,
	2011	2010	2009
	(in millions)
AUM:
Private equity	$35,384	$38,799	$34,002
Capital markets	31,867	22,283	19,112
Real estate	7,971	6,469	495

Total	$75,222	$67,551	$53,609

The following table presents total Assets Under Management and Fee Generating Assets Under Management amounts for our private equity segment by strategy:

	Total AUM			Fee Generating AUM
	As of December 31,			As of December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)
Traditional Private Equity Funds	$34,232	$37,341	$32,822	$26,984	$26,592	$27,096
AAA	1,152	1,458	1,180	1,047	1,282	996

Total	$35,384	$38,799	$34,002	$28,031	$27,874	$28,092

The following table presents total Assets Under Management and Fee Generating Assets Under Management amounts for our capital markets segment by strategy:

	Total AUM			Fee Generating AUM
	As of December 31,			As of December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)
Distressed and Event-Driven Hedge Funds	$1,867	$2,759	$2,428	$1,783	$2,423	$2,021
Mezzanine Funds	3,904	4,503	4,306	3,229	3,483	3,435
Senior Credit Funds	15,405	11,210	9,272	11,931	7,422	6,896
Non-Performing Loan Fund	1,935	1,908	1,868	1,636	1,689	1,807
Other(1)	8,756	1,903	1,238	7,974	1,467	695

Total	$31,867	$22,283	$19,112	$26,553	$16,484	$14,854

(1)	Includes strategic investment accounts and investments held through Athene.

The following table presents total Assets Under Management and Fee Generating Assets Under Management amounts for our real estate segment by strategy:

	Total AUM			Fee Generating AUM
	As of December 31,			As of December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)
Fixed Income	$4,042	$2,827	$495	$1,411	$549	$279
Equity	3,929	3,642	—	2,126	2,130	—

Total	$7,971	$6,469	$495	$3,537	$2,679	$279

The following tables summarize changes in total AUM and total AUM for each of our segments for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010(1)	2009(1)
	(in millions)
Change in Total AUM:
Beginning of Period	$67,551	$53,609	$44,202
(Loss) income	(1,477)	8,623	9,465
Subscriptions/capital raised	3,797	617	1,828
Other inflows/acquisitions	9,355	3,713	—
Distributions	(5,153)	(2,518)	(1,372)
Redemptions	(532)	(338)	(261)
Leverage	1,681	3,845	(253)

End of Period	$75,222	$67,551	$53,609

Change in Private Equity Total AUM:
Beginning of Period	$38,799	$34,002	$29,094
(Loss) income	(1,612)	6,387	6,215
Subscriptions/capital raised	417	—	—
Distributions	(3,464)	(1,568)	(827)
Net segment transfers	167	(68)	216
Leverage	1,077	46	(696)

End of Period	$35,384	$38,799	$34,002

Change in Capital Markets Total AUM:
Beginning of Period	$22,283	$19,112	$15,108
(Loss) income	(110)	2,207	3,253
Subscriptions/capital raised	3,094	512	1,617
Other inflows/acquisitions	9,355	—	—
Distributions	(1,237)	(698)	(545)
Redemptions	(532)	(338)	(261)
Net segment transfers	(1,353)	(291)	(322)
Leverage	367	1,779	262

End of Period	$31,867	$22,283	$19,112

Change in Real Estate Total AUM:
Beginning of Period	$6,469	$495	$—
Income (loss)	245	29	(3)
Subscriptions/capital raised	286	105	211
Other inflows/acquisitions	—	3,713	—
Distributions	(452)	(252)	—
Net segment transfers	1,186	359	106
Leverage	237	2,020	181

End of Period	$7,971	$6,469	$495

(1)	Reclassified to conform to current period’s presentation.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of our segments for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011	2010
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$47,037	$43,224
(Loss) income	(393)	1,244
Subscriptions/capital raised	2,547	1,234
Other inflows/acquisitions	9,355	2,130
Distributions	(734)	(1,327)
Redemptions	(481)	(291)
Net movements between Fee Generating/Non Fee Generating	761	(197)
Leverage	29	1,020

End of Period	$58,121	$47,037

Change in Private Equity Fee-Generating AUM:
Beginning of Period	$27,874	$28,092
(Loss) income	(112)	391
Subscriptions/capital raised	410	—
Distributions	(272)	(432)
Net segment transfers	(88)	(59)
Net movements between Fee Generating/Non Fee Generating	285	(218)
Leverage	(66)	100

End of Period	$28,031	$27,874

Change in Capital Markets Fee-Generating AUM:
Beginning of Period	$16,484	$14,854
Income	301	842
Subscriptions/capital raised	1,795	1,234
Other inflows/acquisitions	9,355	—
Distributions	(283)	(696)
Redemptions	(481)	(291)
Net segment transfers	(638)	(300)
Net movements between Fee Generating/Non Fee Generating	356	21
Leverage	(336)	820

End of Period	$26,553	$16,484

Change in Real Estate Fee-Generating AUM:
Beginning of Period	$2,679	$278
(Loss) income	(582)	11
Subscriptions/capital raised	342	—
Other inflows/acquisitions	—	2,130
Distributions	(179)	(199)
Net segment transfers	726	359
Net movements between Fee Generating/Non Fee Generating	120	—
Leverage	431	100

End of Period	$3,537	$2,679

Private Equity

During the year ended December 31, 2011, the total AUM in our private equity segment decreased by $3.4 billion, or 8.8%. This decrease was primarily a result of distributions of $3.5 billion, including $1.5 billion from Fund VII and $0.9 billion from Fund IV and $0.8 billion from Fund VI. In addition, $1.6 billion of unrealized losses were incurred that were primarily attributable to Fund VI. Offsetting these decreases was a $1.1 billion increase in leverage, primarily from Fund VII and capital raised of $0.4 billion, primarily in ANRP.

During the year ended December 31, 2010, the total AUM in our private equity segment increased by $4.8 billion, or 14.1%. This increase was primarily impacted by improved investment valuations of $6.4 billion. This increase was partially offset primarily by $1.6 billion of distributions from Fund V.

During the year ended December 31, 2009, the total AUM in our private equity segment increased by $4.9 billion, or 16.9%. This increase was impacted by $6.2 billion of income that was primarily attributable to improved investment valuations in our private equity funds, including $4.2 billion in Fund VI. Offsetting this increase was $0.3 billion of distributions from Fund IV, $0.3 billion of distributions from Fund VI and $0.2 billion of distributions from Fund VII.

Capital Markets

During the year ended December 31, 2011, total AUM in our capital markets segment increased by $9.6 billion, or 43.0%. This increase was primarily attributable to inflows of $9.4 billion related to $6.4 billion from Athene and $3.0 billion from Gulf Stream. Also contributing to this increase was $3.1 billion of capital raised driven by $0.8 billion in Palmetto, $0.4 billion in FCI, $0.3 billion in AFT, $0.5 billion in Apollo European Strategic Investments L.P. and $0.2 billion in EPF II. Partially offsetting these increases were distributions of $1.2 billion and redemptions of $0.5 billion, as well as $1.4 billion in net transfers between segments.

During the year ended December 31, 2010, total AUM in our capital markets segment increased by $3.2 billion, or 16.6%. This increase was attributable to $2.2 billion in improved valuations, primarily in Athene of $0.4 billion and COF I and COF II of $0.7 billion and $0.2 billion, respectively, $1.8 billion of increased leverage primarily in COF II and Athene of $1.1 billion and $0.5 billion, respectively, and $0.5 billion of additional subscriptions. These increases were partially offset by $0.7 billion of distributions and $0.3 billion in redemptions.

During the year ended December 31, 2009, total AUM in our capital markets segment increased by $4.0 billion, or 26.5%. This increase was primarily attributable to improved investment valuations in COF I and COF II of $0.8 billion and $0.6 billion, respectively, and $0.7 billion and $0.4 billion of improved investment valuations in ACLF and the Value Funds, respectively. The overall AUM gain in our capital markets segment was also positively impacted by additional capital raised of $1.6 billion, which was primarily comprised of EPF, Palmetto and AIC of approximately $0.6 billion, $0.6 billion and $0.3 billion, respectively.

Real Estate

During the year ended December 31, 2011, total AUM in our real estate segment increased by $1.5 billion, or 23.2%. This increase was primarily attributable to $1.2 billion from other net segments. Also impacting this change was an increase in leverage of $0.2 billion, primarily for the AGRE CMBS Accounts. In addition, there was $0.2 billion of income that was primarily attributable to improved unrealized gains in our real estate funds. These increases were offset by $0.5 billion of distributions.

During the year ended December 31, 2010, total AUM in our real estate segment increased by approximately $6.0 billion. The overall AUM increase in our real estate segment was primarily driven by the acquisition of CPI during the fourth quarter of 2010, which had approximately $3.6 billion of AUM at

December 31, 2010. Additionally, $2.0 billion of incremental leverage was added during the year ended December 31, 2010 to our real estate segment, which was primarily attributable to the AGRE CMBS Accounts and ARI.

During the year ended December 31, 2009, total AUM in our real estate segment increased by $0.5 billion. This increase was comprised of $0.2 billion of capital raised that resulted from the initial public offering and concurrent private placement by ARI as well as the formation of the AGRE CMBS Accounts, which raised $0.1 billion in equity capital.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Year Ended December 31,
	2011	2010	2009
	(in millions)
Private equity dollars invested	$3,350	$3,863	$3,476

The following table summarizes the uncalled private equity commitments as of December 31, 2011, 2010 and 2009:

	As of December 31,
	2011	2010	2009
	(in millions)
Uncalled private equity commitments	$8,204	$10,345	$13,027

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

•

in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in private equity funds and periods of high liquidity in debt markets, which may result in lower returns for the funds; and

•

our newly established funds may generate lower returns during the period that they take to deploy their capital; consequently, we do not provide return information for any funds which have not been actively investing capital for at least 24 months prior to the valuation date as we believe this information is not meaningful.

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2011, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2011. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares”.

Investment Record

Private Equity

The following table summarizes the investment record of certain of our private equity funds portfolios. All amounts are as of December 31, 2011, unless otherwise noted:

	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	As of December 31, 2011				As of December 31, 2010				As of December 31, 2009
							Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
Fund VII	2008	$14,676	$10,623	$5,607	$9,769	$15,376	31%		22%		46%		32%		NM	(2)	NM	(2)
Fund VI	2006	10,136	11,766	4,572	9,268	13,840	6		5		13		10		5%		4%
Fund V	2001	3,742	5,192	11,155	1,446	12,601	61		44		62		45		62		46
Fund IV	1998	3,600	3,481	6,693	140	6,833	12		9		11		9		11		8
Fund III	1995	1,500	1,499	2,615	87	2,702	18		12		18		12		18		11
Fund I, II & MIA(3)	1990/92	2,220	3,773	7,924	—	7,924	47		37		47		37		47		37

Total		$35,874	$36,334	$38,566	$20,710	$59,276	39	%(4)	25	%(4)	39	%(4)	26	%(4)	39	%(4)	26	%(4)

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time,” in this Report for a discussion of why our unrealized investments may ultimately be realized at valuations different than those provided here.
(2)	Fund VII only commenced investing capital within 24 months prior to the period indicated. Given the limited investment period and overall longer investment period for private equity funds, the return information was deemed not yet meaningful.
(3)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time.
(4)	Total IRR is calculated based on total cash flows for all funds presented.

Capital Markets

The following table summarizes the investment record for certain funds with a defined maturity date, and internal rate of return since inception, or “IRR”, which is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of December 31, 2011, unless otherwise noted:

							As of December 31, 2011		As of December 31, 2010		As of December 31, 2009
	Year of Inception	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR	Net IRR	Gross IRR	Net IRR	Gross IRR		Net IRR
		(in millions)
AIE II(2)	2008	$267.7	$614.4	$549.2	$237.9	$787.1	18.2%	14.2%	27.5%	21.8%	NM	(3)	NM	(3)
COF I	2008	1,484.9	1,613.2	1,028.0	1,910.2	2,938.2	25.0	22.4	32.5	29.0	NM	(3)	NM	(3)
COF II	2008	1,583.0	2,194.7	1,074.7	1,465.4	2,540.1	10.3	8.5	17.4	14.9	NM	(3)	NM	(3)
ACLF	2007	984.0	1,448.5	837.9	709.3	1,547.2	10.1	9.2	12.1	11.2	NM	(3)	NM	(3)
Artus	2007	106.6	190.1	30.7	171.4	202.1	3.6	3.4	3.0	2.8	NM	(3)	NM	(3)
EPF(2)	2007	1,678.8	1,410.7	843.2	966.7	1,809.9	16.6	8.8	14.8	7.9	NM	(3)	NM	(3)

Totals		$6,105.0	$7,471.6	$4,363.7	$5,460.9	$9,824.6

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time,” in this Report for a discussion of why our unrealized investments may ultimately be realized at valuations different than those provided here.

(2)	Fund is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.30 as of December 31, 2011.
(3)	Returns have not been presented as the fund only commenced investing capital within the 24 months prior to the period indicated and therefore such return information was deemed not yet meaningful.

The following table summarizes the investment record for certain funds with no maturity date, except AIE I which is winding down. All amounts are as of December 31, 2011, unless otherwise noted:

				Net Return
	Year of Inception	Net Asset Value as of December 31, 2011		Since Inception to December 31, 2011		For the Year Ended December 31, 2011	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
		(in millions)
AMTG(1)(2)	2011	$204.6	(2)	NM	(1)	NM (1)	N/A	(2)	N/A	(2)
AFT(1)(3)	2011	273.6		NM	(1)	NM (1)	N/A	(3)	N/A	(3)
AAOF	2007	230.6		7.4%		(7.3)%	12.5%		16.2%
SOMA(4)	2007	963.0		25.9		(10.5)	16.9		87.1
AIE I(5)	2006	38.2		(50.0)		(4.4)	32.4		77.9
AINV(6)	2004	1,607.4		34.1		(5.1)	4.8		17.0
Value Funds(7)	2003/2006	765.6		50.0		(9.6)	12.2		57.7

(1)	Returns have not been presented as the fund only commenced investing capital within 24 months prior to the period indicated and therefore such return information was deemed not yet meaningful.
(2)	In July 2011, Apollo Residential Mortgage, Inc. (“AMTG”) completed its initial public offering raising approximately $203.0 million in net proceeds.
(3)	The Apollo Senior Floating Rate Fund Inc. (“AFT”) completed its initial public offering during the first quarter of 2011.
(4)	SOMA returns for primary mandate, which follows similar strategies as the Value Funds and excludes SOMA’s investments in other Apollo funds.
(5)	Fund is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.30 as of December 31, 2011.
(6)	Net return from AINV represents NAV return including reinvested dividends.
(7)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds (“SVF”) and Apollo Value Investment Master Fund, L.P., together with its feeder funds (“VIF”).

The Company also manages Palmetto, which has committed capital and current invested capital of $1,518.0 million and $796.5 million, respectively, as of December 31, 2011.

Real Estate

The following table summarizes the investment record for certain funds with a defined maturity date, and internal rate of return since inception, or “IRR”, which is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of December 31, 2011, unless otherwise noted:

							As of December 31, 2011				As of December 31, 2010				As of December 31, 2009
	Year of Inception	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
AGRE U.S. Real Estate Fund, L.P(2)(3)	2011	$384.9	$37.1	$—	$37.0	$37.0	NM	(2)	NM	(2)	N/A	(3)	N/A	(3)	N/A	(3)	N/A	(3)
CPI Capital Partners North America(4)	2006	600.0	451.8	218.3	125.7	344.0	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)
CPI Capital Partners Asia Pacific(4)(5)	2006	1,291.6	1,075.4	731.9	570.4	1,302.3	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)
CPI Capital Partners Europe(4)(6)	2006	1,506.4	924.5	52.8	418.6	471.4	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)
CPI Other(7)	Various	4,791.6	—	—	—	—	N/A	(7)	N/A	(7)	N/A	(7)	N/A	(7)	N/A	(7)	N/A	(7)

Totals		$8,574.5	$2,488.8	$1,003.0	$1,151.7	$2,154.7

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities” and “—Our funds may be forced to dispose of investments at a disadvantageous time.”
(2)	Returns have not been presented as the fund only commenced investing capital within 24 months prior to the period indicated and therefore such return information was deemed not yet meaningful.
(3)	AGRE U.S. Real Estate Fund, L.P., a newly formed closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011 and June 2011 for a total of $134.9 million in base capital commitments and $250 million in additional commitments.
(4)	As part of the CPI acquisition, the Company acquired general partner interests in fully invested funds. The net IRRs from the inception of the respective fund to December 31, 2011 were (11.0)%, 3.5% and (17.2)% for CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo has only become the general partner or manager of these funds since completing the acquisition on November 12, 2010.
(5)	CPI Capital Partners Asia Pacific is a U.S. dollar denominated fund.
(6)	Fund is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.30 as of December 31, 2011.
(7)	Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Gross assets and return data is therefore not considered meaningful as we perform primarily an administrative role.

The following table summarizes the investment record for other certain real estate funds with no maturity date. All amounts are as of December 31, 2011, unless otherwise noted:

	Year of Inception	Raised Capital(1)	Gross Assets	Current Net Asset Value
	(in millions)
ARI	2009	$354.3	$890.8	$337.0
AGRE CMBS Accounts(2)	Various	653.5	2,216.9	465.6
AGRE Debt Fund I, L.P.(2)	2011	155.5	156.1	155.7

(1)	Reflects initial gross raised capital and does not include distributions subsequent to capital raise.
(2)	Returns have not been presented as the funds only commenced investing capital within 24 months prior to the period indicated, and therefore such return information was deemed not yet meaningful.

For a description of each fund’s investments and overall investment strategy, please refer to “Item 1. Business—Our Businesses.”

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

The following table provides a summary of the cost and fair value of our funds’ investments by segment. The cost and fair values of our private equity investments represent the current invested capital and unrealized values, respectively, in Fund VII, Fund VI, Fund V and Fund IV:

	As of December 31, 2011		As of December 31, 2010		As of December 31, 2009
	(in millions)
Private Equity:
Cost	$15,956		$14,322		$12,788
Fair Value	20,700		22,485		15,971

Capital Markets:
Cost	10,917		10,226		8,569
Fair Value	11,696		11,476		8,811

Real Estate(1):
Cost	4,791	(2)	4,028	(3)	271
Fair Value	4,344	(2)	3,368	(3)	270

(1)	The cost and fair value of the real estate investments represent the cost and fair value, respectively, of the current unrealized invested capital for ARI, the AGRE CMBS Accounts, AGRE U.S. Real Estate Fund L.P., CPI Capital Partners North America, AGRE Debt Fund I L.P., CPI Capital Partners Asia Pacific, and CPI Capital Partners Europe.
(2)	Includes CPI Funds with investment cost and fair value of $1.5 billion and $1.1 billion, respectively, as of December 31, 2011. Additionally, ARI amounts include loans at amortized cost.
(3)	All amounts are as of September 30, 2010 and include CPI Funds with investment cost of $1.8 billion and fair value of $1.1 billion. Additionally, ARI amounts include loans at amortized cost.

Overview of Results of Operations

Revenues

Advisory and Transaction Fees from Affiliates. As a result of providing advisory services with respect to actual and potential private equity and capital markets investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain capital markets fund. In addition, monitoring fees are generated on certain special purpose vehicle investments. Under the terms of the limited partnership agreements for certain of our private equity and capital markets funds, the advisory and transaction fees earned are subject to a reduction of a percentage of such advisory and transaction fees (the “Management Fee Offsets”).

The Management Fee Offsets are calculated for each fund as follows:

•	65%-68% for private equity funds gross advisory, transaction and other special fees;

•	65%-80% for certain capital markets funds gross advisory, transaction and other special fees; and

•	100% for certain other capital markets funds gross advisory, transaction and other special fees.

These offsets are reflected as a decrease in advisory and transaction fees from affiliates on our consolidated statements of operations.

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

At December 31, 2011, approximately 66% of the fair value of our fund investments was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 34% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, capital markets and real estate segments, the percentage determined using market-based valuation methods as of December 31, 2011 was 59%, 79% and 48%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our capital markets funds have various carried interest rates and hurdle rates. Certain capital markets funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain capital markets and certain real estate funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The accrual for potential repayment of previously received carried interest income represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. This actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

The table below presents an analysis of our (i) carried interest receivable and (ii) realized and unrealized carried interest (loss) income as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009:

	As of December 31, 2011		As of December 31, 2010		For the Year Ended December 31, 2011				For the Year Ended December 31, 2010				For the Year Ended December 31, 2009
	Carried Interest Receivable		Carried Interest Receivable		Unrealized Carried Interest (Loss) Income		Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income		Realized Carried Interest Income	Total Carried Interest Income	Unrealized Carried Interest Income	Realized Carried Interest Income	Total Carried Interest Income
	(in millions)
Private Equity Funds:
Fund VII	$508.0		$604.7		$(135.9)		$260.2	$124.3	$427.1		$38.7	$465.8	$177.2	$25.7	$202.9
Fund VI	—		648.3		(723.6	)(2)	80.7	(642.9)	647.6	(3)	13.1	660.7	—	20.7	20.7
Fund V	125.0		176.5		(51.6)		24.9	(26.7)	29.4		17.8	47.2	85.5	—	85.5
Fund IV	17.9		136.0		(118.1)		204.7	86.6	136.0	(3)	—	136.0	—	1.6	1.6
AAA	22.1		12.6		9.5		—	9.5	11.4		—	11.4	0.3	—	0.3

Total Private Equity Funds	$673.0		$1,578.1		$(1,019.7)		$570.5	$(449.2)	$1,251.5		$69.6	$1,321.1	$263.0	$48.0	$311.0

Capital Markets Funds:
Distressed and Event- Driven Hedge Funds (Value Funds, SOMA, AAOF)	$12.6		$67.5		$(22.0	)(2)	$1.7	$(20.3)	$6.3		$57.2	$63.5	$11.9	$23.0	$34.9
Mezzanine Funds (AIE II, AINV)	17.4		27.3		(18.7)		54.9	36.2	11.7		60.1	71.8	—	50.4	50.4
Non-Performing Loan Fund (EPF)	51.5		—		53.2		—	53.2	—		—	—	—	—	—
Senior Credit Funds (ACLF, COF I/COF II, Gulf Stream)	114.1		194.2		(79.4)		62.0	(17.4)	85.9		56.7	142.6	108.2	—	108.2

Total Capital Markets Funds	$195.6		$289.0		$(66.9)		$118.6	$51.7	$103.9		$174.0	$277.9	$120.1	$73.4	$193.5

Total	$868.6	(1)	$1,867.1	(1)	$(1,086.6)		$689.1	$(397.5)	$1,355.4		$243.6	$1,599.0	$383.1	$121.4	$504.5

(1)	There was a corresponding profit sharing payable of $352.9 million and $678.1 million as of December 31, 2011 and 2010, respectively, that results in a net carried interest receivable amount of $515.7 million and $1,189.0 million as of December 31, 2011 and 2010, respectively.
(2)	See the following table summarizing the fair value gains on investments and income needed to generate carried interest for funds and the related general partner obligation to return previously distributed carried interest income.
(3)	$602.6 million and $136.0 million for Fund VI and IV, respectively, related to the catch-up formula whereby the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest equates to its 20% incentive fee rate.

As of December 31, 2011, the general partners of Fund IV, Fund V, Fund VII, AAA, the Value Funds, AIE II, COF I, COF II, AAOF, Gulf Stream and EPF were accruing carried interest income because the fair value of the investments of certain investors in these funds is in excess of the investors’ cost basis and allocable share of expenses. The investment manager of AINV accrues carried interest as it is realized. Additionally, COF I, AIE II and EPF were each above their hurdle rates of 8.0%, 7.5% and 8.0%, respectively, and generating carried interest income.

The general partners of certain of our distressed and event-driven hedge funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. All of our distressed and event-driven hedge funds have investors with various high water marks and are subject to market conditions and investment performance. As of December 31, 2011, approximately 27% of the limited partners’ capital in the Value Funds was generating carried interest income.

Carried interest income from our private equity funds and certain capital markets and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by fund in the table below and are included in due to affiliates on the consolidated statements of financial condition. As of December 31, 2011, there were no such general partner obligations related to certain of our real estate funds. Carried interest receivables are reported on a separate line item within the consolidated statements of financial condition.

The following table summarizes our carried interest income since inception through December 31, 2011:

	Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized	Total Undistributed and Distributed by Fund and Recognized(1)	General Partner Obligation as of December 31, 2011(1)	Maximum Carried Interest Income Subject to Potential Reversal(2)
	(in millions)
Private Equity Funds:
Fund VII	$508.0	$285.0	$793.0	$—	$651.5
Fund VI	—	124.7	124.7	75.3	—
Fund V	125.0	1,277.6	1,402.6	—	246.7
Fund IV	17.9	592.5	610.4	—	57.1
AAA	22.1	6.2	28.3	—	22.1

Total Private Equity Funds	$673.0	$2,286.0	$2,959.0	$75.3	$977.4

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	$12.6	$139.3	$151.9	$18.1	$12.6
Mezzanine Funds (AIE II)(3)	8.0	12.5	20.5	—	20.5
Non-Performing Loan Fund (EPF)	51.5	—	51.5	—	51.5
Senior Credit Funds (ACLF, COF I/COF II, Gulf Stream)	114.1	118.6	232.7	—	233.0

Total Capital Markets Funds	$186.2	$270.4	$456.6	$18.1	$317.6

Total	$859.2	$2,556.4	$3,415.6	$93.4	$1,295.0

(1)	Amounts were computed based on the fair value of fund investments on December 31, 2011. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income or fees at December 31, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(2)	Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on December 31, 2011. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for Fund IV which is gross of taxes.
(3)	Mezzanine Funds amounts exclude (i) AINV, as carried interest income from this fund is not subject to contingent repayment by the general partner, and (ii) AIE I as this fund is winding down.

The following table summarizes the fair value gains on investments and the income needed to generate carried interest income for funds that are currently not generating carried interest income and have a general partner obligation to return previously distributed carried interest income based on the current fair value of the underlying funds’ investments as of December 31, 2011:

Fund	General Partner Obligation(1)	Fair Value of Investments/Net Asset Value as of December 31, 2011		Fair Value Gain on Investments and Income to Cross Carried Interest Income Threshold
	(in millions)
Fund VI	$75.3	$9,267.5	(2)	$1,553.2
SOMA	18.1	963.0	(3)	111.8

Total	$93.4	$10,230.5		$1,665.0

(1)	Based upon a hypothetical liquidation of Fund VI and SOMA as of December 31, 2011, Apollo has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	Represents fair value of investments.
(3)	Represents net asset value.

Expenses

Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, incentive fee compensation and profit sharing expense associated with the carried interest income earned from private equity funds and capital markets funds and compensation expense associated with the vesting of non-cash equity-based awards.

Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. Refer to note 1 of the consolidated financial statements for further discussion of the Reorganization. As a result, the consolidated financial statements have not reflected compensation expense for services rendered by these individuals. Subsequent to the Reorganization, our Managing Partners are considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with Apollo Operating Group unit described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the Reorganization, as discussed in note 1 to our consolidated financial statements.

In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity and certain capital markets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity and capital markets carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification clauses also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. Refer to note 15 to our consolidated financial statements for further discussion of indemnification.

Salary expense for services rendered by our Managing Partners is limited to $100,000 per year for a five-year period that commenced in July 2007 and may likely increase subsequent to September 2012. Additionally, our Managing Partners can receive other forms of compensation. In connection with the Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years and certain employees were granted RSUs that typically have a vesting period of six years. Managing Partners, Contributing Partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and capital markets segments and generally vest over three years. In addition, the Company granted share options to certain employees that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over the next two to six years. Refer to note 14 to our consolidated financial statements for further discussion of AOG Units and other equity-based compensation.

Other Expenses. The balance of our other expenses includes interest, litigation settlement, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the AMH Credit Agreement which has a variable interest amount based on LIBOR and ABR interest rates as discussed in note 12 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.

Other Income (Loss)

Net Gains (Losses) from Investment Activities. The performance of the consolidated Apollo funds has impacted our net gains (losses) from investment activities. Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening balance sheet date and the closing balance sheet date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our consolidated financial statements.

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the consolidated statements of operations.

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

Income Taxes. The Apollo Operating Group and its subsidiaries continue to generally operate in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business tax, or in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 65.9%, 71.0% and 71.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2011, 2010 and 2009, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 98%, 97% and 97% ownership interest held by limited partners in AAA for the years ended December 31, 2011, 2010 and 2009, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

The authoritative guidance for Non-Controlling Interests in the consolidated financial statements requires reporting entities to present Non-Controlling Interest as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributed to the Non-Controlling Interest holders on the Company’s consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the Company’s consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

On January 1, 2010, the Company adopted amended consolidation guidance issued by FASB on issues related to VIEs. The amended guidance significantly affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The amended guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The amended guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the consolidated statements of financial condition of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized in the consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under the AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Apollo’s involvement with the funds it manages is such that all three of the above conditions are met with the exception of certain vehicles which fail condition (c) above. As previously discussed, the incremental impact of adopting the amended consolidation guidance has resulted in the consolidation of certain VIEs managed by the Company. Additional disclosures related to Apollo’s involvement with VIEs are presented in note 5 to our consolidated financial statements.

Results of Operations

Below is a discussion of our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” below:

	Year Ended December 31,		Amount Change	Percentage Change	Year Ended December 31,		Amount Change	Percentage Change
	2011	2010			2010	2009
	(in thousands)				(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$81,953	$79,782	$2,171	2.7%	$79,782	$56,075	$23,707	42.3%
Management fees from affiliates	487,559	431,096	56,463	13.1	431,096	406,257	24,839	6.1
Carried interest (loss) income from affiliates	(397,880)	1,599,020	(1,996,900)	NM	1,599,020	504,396	1,094,624	217.0

Total Revenues	171,632	2,109,898	(1,938,266)	(91.9)	2,109,898	966,728	1,143,170	118.3

Expenses:
Compensation and benefits:
Equity-based compensation	1,149,753	1,118,412	31,341	2.8	1,118,412	1,100,106	18,306	1.7
Salary, bonus and benefits	251,095	249,571	1,524	0.6	249,571	227,356	22,215	9.8
Profit sharing expense	(63,453)	555,225	(618,678)	NM	555,225	161,935	393,290	242.9
Incentive fee compensation	3,383	20,142	(16,759)	(83.2)	20,142	5,613	14,529	258.8

Total Compensation and Benefits	1,340,778	1,943,350	(602,572)	(31.0)	1,943,350	1,495,010	448,340	30.0
Interest expense	40,850	35,436	5,414	15.3	35,436	50,252	(14,816)	(29.5)
Professional fees	59,277	61,919	(2,642)	(4.3)	61,919	33,889	28,030	82.7
General, administrative and other	75,558	65,107	10,451	16.1	65,107	61,066	4,041	6.6
Placement fees	3,911	4,258	(347)	(8.1)	4,258	12,364	(8,106)	(65.6)
Occupancy	35,816	23,067	12,749	55.3	23,067	29,625	(6,558)	(22.1)
Depreciation and amortization	26,260	24,249	2,011	8.3	24,249	24,299	(50)	(0.2)

Total Expenses	1,582,450	2,157,386	(574,936)	(26.6)	2,157,386	1,706,505	450,881	26.4

Other Income:
Net (losses) gains from investment activities	(129,827)	367,871	(497,698)	NM	367,871	510,935	(143,064)	(28.0)
Net gains from investment activities of consolidated variable interest entities	24,201	48,206	(24,005)	(49.8)	48,206	—	48,206	NM
Gain from repurchase of debt	—	—	—	NM	—	36,193	(36,193)	(100.0)
Income from equity method investments	13,923	69,812	(55,889)	(80.1)	69,812	83,113	(13,301)	(16.0)
Interest income	4,731	1,528	3,203	209.6	1,528	1,450	78	5.4
Other income, net	205,520	195,032	10,488	5.4	195,032	41,410	153,622	371.0

Total Other Income	118,548	682,449	(563,901)	(82.6)	682,449	673,101	9,348	1.4

(Loss) income before income tax benefit (provision)	(1,292,270)	634,961	(1,927,231)	NM	634,961	(66,676)	701,637	NM
Income tax provision	(11,929)	(91,737)	79,808	(87.0)	(91,737)	(28,714)	(63,023)	219.5

Net (Loss) Income	(1,304,199)	543,224	(1,847,423)	NM	543,224	(95,390)	638,614	NM
Net loss (income) attributable to Non-Controlling Interests	835,373	(448,607)	1,283,980	NM	(448,607)	(59,786)	(388,821)	NM

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(468,826)	$94,617	$(563,443)	NM	$94,617	$(155,176)	$249,793	NM

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $2.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily attributable to an increase of advisory fees in the private equity segment during the period of $6.5 million, partially offset by a decline in transaction fees in the capital markets segment of $4.6 million. During the year ended December 31, 2011, gross and net advisory fees, including directors’ fees, were $143.1 million and $56.1 million, respectively, and gross and net transaction fees were $62.9 million and $30.7 million, respectively. During the year ended December 31, 2010, gross and net advisory fees, including directors’ fees, were $120.7 million and $43.4 million, respectively, and gross and net transaction fees were $102.0 million and $38.2 million, respectively. The net transaction and advisory fees were further offset by $4.8 million and $1.8 million in broken deal costs during the years ended December 31, 2011 and 2010, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $56.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to an increase in management fees earned by our real estate, capital markets and private equity segments by $28.9 million, $26.4 million and $3.8 million respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period. The remaining change was attributable to $2.6 million of fees earned from VIEs eliminated in consolidation during the year ended December 31, 2011.

Carried interest (loss) income from affiliates changed by $(1,996.9) million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the year ended December 31, 2011, there was $(1,087.0) million and $689.1 million of unrealized carried interest loss and realized carried interest income, respectively, which resulted in total carried interest loss from affiliates of $(397.9) million. During the year ended December 31, 2010, there was $1,355.4 million and $243.6 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $1,599.0 million. The $2,442.4 million decrease in unrealized carried interest income was driven by significant declines in the fair value of portfolio investments held by certain of our private equity and capital markets funds, which resulted in reversals of previously recognized carried interest income, primarily by Fund VI, Fund VII, Fund IV, Fund V, COF II, COF I, ACLF, AIE II and SOMA, which had decreased carried interest income of $1,371.2 million, $563.0 million, $254.1 million, $81.0 million, $59.5 million, $57.9 million, $49.9 million, $30.4 million and $27.8 million, respectively. Included in the above was a reversal of previously recognized carried interest income due to general partner obligations to return carried interest income that was previously distributed on Fund VI and SOMA of $75.3 million and $18.1 million, respectively, during the year ended December 31, 2011. The $445.5 million increase in realized carried interest income was attributable to increased dispositions along with higher interest and dividend income distributions from portfolio investments held by certain of our private equity and capital markets funds, primarily by Fund VII, Fund IV and Fund VI of $221.5 million, $204.7 million and $67.6 million respectively, during the year ended December 31, 2011 as compared to the same period during 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $23.7 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily attributable to an increase in the number of acquisitions and divestitures during the period. Net advisory and transaction fees earned for the capital markets and private equity segments increased by $11.9 million and $11.8 million, respectively. During the year ended December 31, 2010, gross and net advisory fees, including directors’ fees, were $120.7 million and $43.4 million, respectively, and gross and net transaction fees were $102.0 million and $38.2 million, respectively. During the year ended December 31, 2009, gross and net advisory fees, including directors’ fees, were $108.5 million and $39.1 million, respectively, and gross and net transaction fees were $68.1 million and $22.9 million, respectively. The net transaction and net advisory fees were further offset by $1.8 million and $5.9 million in broken deal costs that the Company was obligated to repay during the year ended December 31, 2010 and 2009, respectively, primarily relating to Fund VII.

Management fees from affiliates increased by $24.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to an increase in management fees earned by our capital markets and real estate segments by $15.7 million and $10.2 million, respectively, as a result of corresponding increases in the net assets managed during the period. These increases were partially offset by a decrease of $1.1 million in management fees earned from our private equity funds as a result of a decrease in the amount of fee-generating invested capital due to dispositions of investments subsequent to December 31, 2009.

Carried interest income from affiliates changed by $1,094.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the year ended December 31, 2010, there was $1,355.4 million and $243.6 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $1,599.0 million. During the year ended December 31, 2009, there was $383.0 million and $121.4 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $504.4 million. The $972.4 million increase in unrealized carried interest income was driven by significant improvements in the fair value of portfolio investments held by certain of our private equity funds, primarily by Fund VI, Fund VII and Fund IV, which had increased carried interest income of $647.6 million, $249.6 million and $136.0 million, respectively, during the period. Based on the increase in fair value of the underlying portfolio investments, profits of Fund VI were such that the priority return to the fund investors was met and thereafter its general partner was allocated (i) 80% of the fund’s profits, or $602.6 million, pursuant to the catch up formula in the fund partnership agreement whereby the general partner earns a disproportionate return until the general partner’s carried interest income equates to 20% of the cumulative profits of the fund, and (ii) $45.0 million, which was allocated to the general partner once its carried interest income equated to 20% of the cumulative profits of the fund. Similarly, Fund IV profits were such that the priority return to fund investors was met and thereafter its general partner was allocated 80% of the fund’s profits, or $136.0 million, but did not have carried interest income that equated to 20% of the cumulative profits of the fund. The $122.2 million increase in realized carried interest income was attributable to increased dispositions of portfolio investments held by certain of our private equity and capital markets funds during the year ended December 31, 2010 as compared to the same period during 2009.

Expenses

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Compensation and benefits decreased by $602.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a reduction of profit sharing expense of $618.7 million driven by the change in carried interest income earned from certain of our private equity and capital markets funds due to the significant decline in the fair value of the underlying investments in these funds during the period. In addition, incentive fee compensation decreased by $16.8 million as a result of the unfavorable performance of certain of our capital markets funds during the period. Management business compensation and benefits expense increased by $39.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily the result of increased headcount, partially offset by a decrease related to the performance based incentive arrangement discussed below.

The Company currently intends to, over time, seek to more directly tie compensation of its professionals to realized performance of the Company’s business, which will likely result in greater variability in compensation. As previously disclosed, in June 2011, the Company adopted a performance based incentive arrangement (the “Incentive Pool”) whereby certain partners and employees earned discretionary compensation based on carried interest realizations earned by the Company during the year, which amounts are reflected as profit sharing expense in the Company’s consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the Executive Committee of the Company’s manager determines that allocations of realized carried interest income are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits expense.

Interest expense increased by $5.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to higher interest expense incurred during 2011 on the AMH credit facility due to the margin rate increase once the maturity date was extended in December 2010.

Professional fees decreased by $2.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was attributable to lower external accounting, tax, audit, legal and consulting fees incurred during the year ended December 31, 2011, as compared to the same period during 2010.

General, administrative and other expenses increased by $10.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the year ended December 31, 2011 as compared to the same period during 2010.

Occupancy expense increased by $12.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to additional expense incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the year ended December 31, 2011 as compared to the same period during 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Compensation and benefits increased by $448.3 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to an increase in profit sharing expense of $393.3 million, which was driven by the change in carried interest income earned from our private equity and capital markets funds during the period due to improved performance of their underlying portfolio investments. In addition, salary, bonus and benefits expense increased by $22.2 million, which was driven by an increase in headcount and bonus accruals during the period and non-cash equity-based compensation expense increased by $18.3 million, primarily related to additional grants of RSUs subsequent to December 31, 2009.

Furthermore, incentive fee compensation increased by $14.5 million as a result of the favorable performance of certain of our capital markets funds during the year ended December 31, 2010 as compared to the same period during 2009.

Interest expense decreased by $14.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to lower interest expense incurred in respect of the AMH Credit Agreement due to the $90.9 million debt repurchase during April and May 2009 along with the expiration of interest rate swap agreements during May and November 2010. In addition, there were lower LIBOR and ABR interest rates during the year ended December 31, 2010 as compared to the same period during 2009 which resulted in lower interest expense incurred.

Professional fees increased by $28.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the period which was primarily associated with incremental costs incurred to register the Company’s Class A shares and the implementation of new information technology systems during the year ended December 31, 2010 as compared to the same period during 2009.

General, administrative and other expenses increased by $4.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds and continued expansion of our global investment platform during the year ended December 31, 2010 as compared to the same period during 2009.

Placement fees decreased by $8.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to decreased fundraising efforts during 2010 in connection with our capital markets and private equity funds resulting in lower placement fees incurred of $6.6 million and $1.5 million, respectively, during the year ended December 31, 2010 as compared to the same period during 2009.

Occupancy expense decreased by $6.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to cost savings resulting from negotiating new office leases and lower maintenance fees incurred on existing leased space during the year ended December 31, 2010 as compared to the same period during 2009. In addition, there was a loss incurred on subleases totaling $3.2 million during the year ended December 31, 2009.

Other (Loss) Income

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net gains from investment activities decreased by $497.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a $494.1 million decrease in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $5.9 million unrealized loss related to the change in the fair value of the investment in HFA during the year ended December 31, 2011, partially offset by $2.3 million of net unrealized and realized gains related to changes in the fair value of the Metals Trading Fund’s portfolio investments during the year ended December 31, 2010.

Net gains from investment activities of consolidated VIEs decreased by $24.0 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a decrease in net realized and unrealized gains (losses) relating to the decrease in the fair value of investments held by the consolidated VIEs of $54.1 million, along with higher expenses of $37.9 million during the period primarily due to the acquisition of Gulf Stream in October 2011. These decreases were partially offset by higher net unrealized and realized gains relating to the debt held by the consolidated VIEs of $55.7 million and higher interest income of $12.3 million during the year ended December 31, 2011 as compared to the same period during 2010.

Income from equity method investments decreased by $55.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I, Artus, COF II and ACLF had the most significant impact and together generated $11.9 million of income from equity method investments during the year ended December 31, 2011 as compared to $62.1 million of income from equity method investments during the year ended December 31, 2010 resulting in a net decrease of income from equity method investments totaling $50.2 million. Refer to note 4 to our consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the years ended December 31, 2011 and 2010.

Other income, net increased by $10.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to an increase in gains on acquisitions of $166.5 million driven by the $195.5 million bargain purchase gain recorded on the Gulf Stream acquisition during October 2011, partially offset by the bargain purchase gain on the CPI acquisition of $24.1 million during November 2010. This was offset by $162.5 million of insurance reimbursement received during the year ended December 31, 2010 relating to a $200.0 million litigation settlement incurred during 2008, along with $7.8 million of other income attributable to the change in the estimated tax receivable agreement liability as discussed in note 10 to our consolidated financial statements. During the year ended December 31, 2011, approximately $8.0 million of offering costs were reimbursed that were incurred during 2009 related to the launch of ARI, offset by approximately $8.0 million of offering costs incurred during the third quarter of 2011 related to the launch of AMTG. The remaining change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2011 as compared to the same period in 2010. Refer to note 10 of our consolidated financial statements for a complete summary of other income for the years ended December 31, 2011 and 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net gains from investment activities decreased by $143.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to a $101.7 million change in net unrealized gains (losses) related to changes in the fair value of AAA’s portfolio investments during the period. This decrease was also a result of a change in net unrealized gains (losses) of $38.4 million related to the change in the fair value of Artus during 2009, where we, as the general partner, were allocated any negative equity of the fund. During the year ended December 31, 2009, the fair value of Artus increased, which resulted in the reversal of the previously recognized obligation. In addition, there was a $2.3 million change in net unrealized and realized gains (losses) related to changes in the fair value of the Metals Trading Fund’s portfolio investments during the year ended December 31, 2010 as compared to the same period during 2009.

Net gains from investment activities of consolidated VIEs were $48.2 million during the year ended December 31, 2010. This amount was attributable to interest and other income earned of $62.7 million along with net realized and unrealized gains relating to the changes in the fair values of investments held by the consolidated VIEs of $53.6 million, partially offset by other expenses of $34.3 million and net losses relating to the changes in the fair values of debt held by the consolidated VIEs of $33.8 million during the year ended December 31, 2010.

Gain from repurchase of debt was $36.2 million for the year ended December 31, 2009 and was attributable to the purchase of $90.9 million face value of AMH debt related to the AMH Credit Agreement for $54.7 million in cash. As discussed in note 12 to our consolidated financial statements, the debt purchase was accounted for as if the debt was extinguished and the difference between the carrying amount and the re-acquisition price resulted in a gain on extinguishment of debt of $36.2 million.

Income from equity method investments changed by $13.3 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This decrease was driven by changes in the fair values of certain Apollo funds or investments in which the Company has a direct interest. ACLF, Vantium C, COF II, COF I and AIE II had the most significant impact and together generated $22.5 million of income from equity method investments during the year ended December 31, 2010 compared to $49.5 million of income from equity method investments during the year ended December 31, 2009 resulting in a net decrease of income from equity method investments totaling $27.0 million. This decrease was partially offset by an increase of income from equity method investments in Fund VII, Vantium A, Artus and EPF which together generated $44.0 million of income from equity method investments during the year ended December 31, 2010 compared to $30.3 million of income from equity method investments during the year ended December 31, 2009 resulting in a net increase of income from equity method investments totaling $13.7 million. Refer to note 4 to our consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the years ended December 31, 2010 and 2009.

Other income, net increased by $153.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to an additional $125.0 million of insurance reimbursement received during the year ended December 31, 2010 totaling $162.5 million relating to the $200.0 million litigation settlement incurred during 2008, as compared to $37.5 million received during the year ended December 31, 2009. In addition, there was a net gain on acquisitions and dispositions of $29.7 million during 2010 and $14.2 million of the increase was attributable to the change in the estimated tax receivable agreement liability as discussed in note 10 to our consolidated financial statements. These increases were partially offset by impairment on fixed assets of $3.1 million and loss on assets held for sale of $2.8 million during 2010. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries, partially driven by the Euro weakening against the U.S. dollar during the year ended December 31, 2010 as compared to the same period in 2009. Refer to note 10 of our consolidated financial statements for a complete summary of other income for the years ended December 31, 2010 and 2009.

Income Tax Provision

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The income tax provision decreased by $79.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. As discussed in note 11 to our consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $1.7 million and $211.0 million for the years ended December 31, 2011 and 2010, respectively, after adjusting for permanent tax differences. The $209.3 million change in income before taxes resulted in decreased federal, state and local taxes of $77.2 million utilizing a marginal corporate tax rate. The remaining decrease in the income tax provision of $2.6 million in 2011 as compared to 2010 was primarily affected by decreases in the New York City Unincorporated Business Tax (“NYC UBT”), as well as taxes on foreign subsidiaries.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The income tax provision increased by $63.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. As discussed in note 11 to our consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp.

had income before taxes of $211.0 million and $66.3 million for the years ended December 31, 2010 and 2009, respectively, after adjusting for permanent tax differences and the special allocation of AMH income as discussed in note 15 to our consolidated financial statements. The $144.7 million change in income before taxes resulted in increased federal taxes of $50.6 million utilizing a 35% tax rate and state and local taxes of $8.7 million utilizing a combined 6% tax rate. The remaining change of $3.7 million in the income tax provision in 2010 compared to 2009 was primarily affected by decreases in the NYC UBT, as well as, taxes on foreign subsidiaries.

Non-Controlling Interests

Net loss (income) attributable to Non-Controlling Interests consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
AAA(1)	$123,400	$(356,251)	$(452,408)
Consolidated VIEs(2)	(216,193)	(48,206)	—
Interest in management companies(3)	(12,146)	(16,258)	(7,818)

Net income attributable to Non-Controlling Interests in consolidated entities	(104,939)	(420,715)	(460,226)
Net loss (income) attributable to Non-Controlling Interests in Apollo Operating Group	940,312	(27,892)	400,440

Net loss (income) attributable to Non-Controlling Interests	$835,373	$(448,607)	$(59,786)

(1)	Reflects the Non-Controlling Interests in the net loss (income) of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% during the year ended December 31, 2011 and approximately 97% during the years ended December 31, 2010 and 2009, respectively.
(2)	Reflects the Non-Controlling Interests in the net loss (income) of the consolidated VIEs and includes $202.2 million and $11.4 million of gains recorded within appropriated partners’ capital related to consolidated VIEs during the years ended December 31, 2011 and 2010, respectively.
(3)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies.

Initial Public Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. Apollo Global Management, LLC received net proceeds from the IPO of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings’ ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and the Company’s ownership interest increased from 29.3% to 33.5%. As such, the difference between the fair value of the consideration paid for the Apollo Operating Group level ownership interest and the book value on the date of the IPO is reflected in Additional Paid in Capital.

Net loss attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net (loss) income	$(1,304,199)	$543,224	$(95,390)
Net loss (income) attributable to Non-Controlling Interests in consolidated entities	(104,939)	(420,715)	(460,226)

Net (loss) income after Non-Controlling Interests in consolidated entities	(1,409,138)	122,509	(555,616)
Adjustments:
Income tax provision(1)	11,929	91,737	28,714
NYC UBT and foreign tax provision(2)	(8,647)	(11,255)	(11,638)
Capital increase related to equity-based compensation	(22,797)	—	—
Net loss in non-Apollo Operating Group entities	1,345	4,197	9,336

Total adjustments	(18,170)	84,679	26,412

Net (loss) income after adjustments	(1,427,308)	207,188	(529,204)
Approximate ownership percentage of Apollo Operating Group	65.9%	71.0%	71.5%

Net (loss) income attributable to Apollo Operating Group before other adjustments(3)	(940,312)	145,379	(378,381)
AMH special allocation(4)	—	(117,487)	(22,059)

Net (loss) income attributable to Non-Controlling Interests in Apollo Operating Group	$(940,312)	$27,892	$(400,440)

(1)	Reflects all taxes recorded in our consolidated statements of operations. Of this amount, U.S. Federal, state, and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 67.4%, 71.0% and 71.5% during the years ended December 31, 2011, 2010 and 2009, respectively, to the consolidated net income (loss) of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.
(4)	These amounts represent special allocation of income to APO Corp. and reduction of income allocated to Holdings due to the amendment to the AMH partnership agreement as discussed in note 15 to our consolidated financial statements. There was no extension of the special allocation after December 31, 2010. Therefore as a result, the Company did not allocate any additional income from AMH to APO Corp. related to the special allocation. However, the Company will continue to allocate income to APO Corp. based on the current economic sharing percentage.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, capital markets and real estate. These segments were established based on the nature of investment activities in each fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results do not consider consolidation of funds, equity-based compensation expense comprising of AOG Units, income taxes, amortization of intangibles associated with 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals.

In addition to providing the financial results of our three reportable business segments, we further evaluate our individual reportable segments based on what we refer to as our Management and Incentive businesses. Our Management Business is generally characterized by the predictability of its financial metrics, including revenues and expenses. The Management Business includes management fee revenues, advisory and transaction revenues, carried interest income from certain of our mezzanine funds and expenses, each of which we believe are more stable in nature. The financial performance of our Incentive Business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The Incentive Business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which is generally less predictable and more volatile in nature.

Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the years ended December 31, 2011, 2010 and 2009, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$66,913	$—	$66,913	$60,444	$—	$60,444	$48,642	$—	$48,642
Management fees from affiliates	263,212	—	263,212	259,395	—	259,395	260,478	—	260,478
Carried interest income (loss) from affiliates:
Unrealized (loss) gain(1)	—	(1,019,748)	(1,019,748)	—	1,251,526	1,251,526	—	262,890	262,890
Realized gains	—	570,540	570,540	—	69,587	69,587	—	47,981	47,981

Total Revenues	330,125	(449,208)	(119,083)	319,839	1,321,113	1,640,952	309,120	310,871	619,991

Expenses:
Compensation and Benefits:
Equity compensation	31,778	—	31,778	16,182	—	16,182	2,721	—	2,721
Salary, bonus and benefits	125,145	—	125,145	133,999	—	133,999	127,751	—	127,751
Profit sharing expense	—	(100,267)	(100,267)	—	519,669	519,669	—	124,048	124,048

Total compensation and benefits	156,923	(100,267)	56,656	150,181	519,669	669,850	130,472	124,048	254,520
Other expenses	99,338	—	99,338	97,750	—	97,750	99,581	—	99,581

Total Expenses	256,261	(100,267)	155,994	247,931	519,669	767,600	230,053	124,048	354,101

Other Income:
Income from equity method investments	—	7,960	7,960	—	50,632	50,632	—	54,639	54,639
Other income, net	7,081	—	7,081	162,213	—	162,213	58,701	584	59,285

Total Other Income	7,081	7,960	15,041	162,213	50,632	212,845	58,701	55,223	113,924

Economic Net Income (Loss)	$80,945	$(340,981)	$(260,036)	$234,121	$852,076	$1,086,197	$137,768	$242,046	$379,814

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(75.3) million for Fund VI for the year ended December 31, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of December 31, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Year Ended December 31,				For the Year Ended December 31,
	2011	2010	Amount Change	Percentage Change	2010	2009	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$66,913	$60,444	$6,469	10.7%	$60,444	$48,642	$11,802	24.3%
Management fees from affiliates	263,212	259,395	3,817	1.5	259,395	260,478	(1,083)	(0.4)
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	(1,019,748)	1,251,526	(2,271,274)	NM	1,251,526	262,890	988,636	376.1
Realized gains	570,540	69,587	500,953	NM	69,587	47,981	21,606	45.0

Total carried interest (losses) income from affiliates	(449,208)	1,321,113	(1,770,321)	NM	1,321,113	310,871	1,010,242	325.0

Total Revenues	(119,083)	1,640,952	(1,760,035)	NM	1,640,952	619,991	1,020,961	164.7

Expenses:
Compensation and benefits:
Equity-based compensation	31,778	16,182	15,596	96.4	16,182	2,721	13,461	494.7
Salary, bonus and benefits	125,145	133,999	(8,854)	(6.6)	133,999	127,751	6,248	4.9
Profit sharing expense	(100,267)	519,669	(619,936)	NM	519,669	124,048	395,621	318.9

Total compensation and benefits expense	56,656	669,850	(613,194)	(91.5)	669,850	254,520	415,330	163.2
Other expenses	99,338	97,750	1,588	1.6	97,750	99,581	(1,831)	(1.8)

Total Expenses	155,994	767,600	(611,606)	(79.7)	767,600	354,101	413,499	116.8

Other Income:
Income from equity method investments	7,960	50,632	(42,672)	(84.3)	50,632	54,639	(4,007)	(7.3)
Other income, net	7,081	162,213	(155,132)	(95.6)	162,213	59,285	102,928	173.6

Total Other Income	15,041	212,845	(197,804)	(92.9)%	212,845	113,924	98,921	86.8

Economic Net (Loss) Income	$(260,036)	$1,086,197	$(1,346,233)	NM	$1,086,197	$379,814	$706,383	186.0%

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $(75.3) million for Fund VI for the year ended December 31, 2011, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of December 31, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $6.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to an increase in advisory services rendered during the period, primarily with respect to AAA and managed accounts. Gross advisory and transaction fees, including directors’ fees, were $164.5 million and $162.9 million for the year ended December 31, 2011 and 2010, respectively, an increase of $1.6 million or 1.0%. The transaction fees earned during 2011 primarily related to five portfolio investment transactions, specifically Alcan Engineered Products, Ascometal SA, Athene Holding Ltd. and associates, Brit Insurance and CKX Inc., which together generated $35.5 million and $18.4 million of the gross and net transaction fees, respectively, as compared to transaction fees primarily earned during 2010 from four portfolio investment transactions, specifically LyondellBasell Industries, Noranda Aluminum Inc., CKE Restaurants Inc. and Evertec Inc., which together generated $58.4 million and $20.1 million of the gross and net transaction fees. The advisory fees earned during 2011 were primarily generated by advisory and monitoring arrangements with six portfolio investments including Athene Holding Ltd. and associates, Berry Plastics Group, Caesars Entertainment, CEVA Group plc, LeverageSource and Realogy Corporation, which generated gross and net fees of $78.1 million and $34.9 million, respectively. The advisory fees earned during 2010 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Caesars Entertainment, LeverageSource and Realogy Corporation which generated gross and net fees of $55.7 million and $20.9 million, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $92.8 million and $100.6 million for the year ended December 31, 2011 and 2010, respectively, a decrease of $7.8 million or 7.8%. The net transaction and advisory fees were further offset by $4.8 million and $1.8 million in broken deal costs during the years ended December 31, 2011 and 2010, respectively, relating to Fund VII.

Management fees from affiliates increased by $3.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to increased management fees earned from AAA Investments of $3.2 million as a result of increased adjusted gross assets managed during the period. In addition, management fees of $2.9 million were earned from ANRP which began earning fees during the third quarter of 2011 based on committed capital. These increases were partially offset by decreased management fees earned by Fund V of $1.8 million as a result of decreases in fee-generating invested capital. In addition, during the third quarter of 2010, Fund IV started its winding down and no longer earns management fees which resulted in a decrease in management fees of $0.7 million during the year ended December 31, 2011 as compared to the same period during 2010.

Carried interest (loss) income from affiliates changed by $(1,770.3) million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributed to a decrease in net unrealized carried interest income of $2,271.2 million driven by significant declines in the fair values of the underlying portfolio investments held during the period which resulted in the reversal of previously recognized carried interest income, primarily by Fund VI, Fund VII, Fund IV and Fund V of $1,371.2 million, $563.0 million, $254.1 million and $81.0 million, respectively. Included in the above was a reversal of previously recognized carried interest income due to general partner obligations to return previously distributed carried interest income on Fund VI of $75.3 million during the year ended December 31, 2011. The remaining change relates to an increase in realized carried interest income of $500.9 million resulting from increased dispositions along with higher interest and dividend income distributions from portfolio investments held by certain of our private equity funds, primarily by Fund VII, Fund IV and Fund VI and Fund V of $221.5 million, $204.7 million, $67.6 million and $7.1 million, respectively, during the year ended December 31, 2011 as compared to the same period during 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $11.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was attributable to an increase in the number of acquisitions and divestitures during the period, primarily by AAA, Fund VII, Fund V and Fund VI of $3.7 million, $3.5 million, $1.9 million and $1.9 million, respectively. Gross advisory and transaction fees, including directors’ fees, were $162.9 million and $148.1 million for the year ended December 31, 2010 and 2009, respectively, an increase of $14.8 million or 10.0%. The transaction fees earned during the year ended December 31, 2010 primarily related to four portfolio investment transactions, specifically LyondellBasell Industries, Noranda Aluminum Inc., CKE Restaurants Inc. and Evertec Inc., which together generated $58.4 million and $20.1 million of the gross and net transaction fees, respectively. The transaction fees earned during the year ended December 31, 2009 primarily related to two portfolio investment transactions, specifically Infineon Technologies AG and Charter Communications Inc., which generated $51.0 million and $16.3 million of the gross and net transaction fees, respectively. The advisory fees earned during both periods were primarily generated by advisory and monitoring arrangements with several portfolio investments including LeverageSource, Caesars Entertainment and Realogy, which generated gross and net fees of $55.7 million and $20.9 million, respectively, during the year ended December 31, 2010 gross and net fees of $53.7 million and $20.3 million, respectively, during the year ended December 31, 2009. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $100.6 million and $93.8 million for the year ended December 31, 2010 and 2009, respectively, an increase of $6.8 million or 7.2%.

Management fees from affiliates decreased by $1.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to decreased management fees earned as a result of decreased values of fee-generating invested capital due to dispositions of investments, primarily by Fund VI and Fund V, resulting in decreased management fees of $2.4 million and $1.4 million, respectively. In addition, during the third quarter of 2010, Fund IV started its winding down and no longer earns management fees which resulted in a decrease in management fees of $2.0 million during the period. These decreases were partially offset by increased management fees earned from AAA Investments of $5.1 million as a result of increased adjusted gross assets managed during the year ended December 31, 2010 as compared to the same period during 2009.

Carried interest income from affiliates changed by $1,010.2 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to an increase in net unrealized gains of $988.6 million driven by improvements in the fair value of the underlying portfolio investments held, primarily by Fund VI, Fund VII and Fund IV of $647.6 million, $249.6 million and $136.0 million, respectively. Based on the increase in fair value of the underlying portfolio investments, profits of Fund VI were such that the priority return to the fund investors was met and thereafter its general partner was allocated (i) 80% of the fund’s profits, or $602.6 million, pursuant to the catch up formula in the fund partnership agreement whereby the general partner earns a disproportionate return until the general partner’s carried interest income equates to 20% of the cumulative profits of the fund, and (ii) $45.0 million, which was allocated to the general partner once its carried interest income equated to 20% of the cumulative profits of the fund. Similarly, Fund IV profits were such that the priority return to fund investors was met and thereafter its general partner was allocated 80% of the fund’s profits, or $136.0 million, but did not have carried interest income that equated to 20% of the cumulative profits of the fund. These increases were partially offset by a decrease of unrealized carried interest income in Fund V of $56.0 million primarily due to dispositions of portfolio investments along with a lower net change in the fair value of investments held by this fund during the period. The remaining change relates to an increase in net realized gains of $21.6 million resulting from dispositions of portfolio investments held during the period, primarily by Fund V and Fund VII totaling $31.2 million, partially offset by a decrease in net realized gains of $7.6 million in Fund VI during the year ended December 31, 2010 as compared to the same period during 2009. In 2010, the improved market conditions impacted the valuation across all Apollo investment classes, which is further discussed in “Item 1. Business.”

Expenses

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Compensation and benefits expense decreased by $613.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily a result of a $619.9 million decrease in profit sharing expense primarily attributable to a change in carried interest income earned by our funds during the period and a $8.9 million decrease in salary, bonus and benefits expense. The performance-based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees also contributed to the decrease in salary, bonus and benefits expense during the period. These decreases were partially offset by increased non-cash equity-based compensation expense of $15.6 million primarily related to additional grants of RSUs subsequent to December 31, 2010.

Other expenses increased by $1.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to increased occupancy expense of $4.0 million due to additional office space leased as a result of an increase in our headcount to support the expansion of our investment platform during the period, along with increased interest expense incurred of $3.7 million in connection with the margin rate increase under the AMH Credit Agreement once the maturity date was extended in December 2010. These increases were partially offset by decreased professional fees of $6.7 million due to lower external accounting, tax, audit, legal and consulting fees incurred during the period.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Compensation and benefits increased by $415.3 million for year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to a $395.6 million increase in profit sharing expense, driven by the change in carried interest income earned from our private equity funds due to improved performance of their underlying portfolio investments during the period. In addition, salary, bonus and benefits expense increased by $6.2 million, driven by an increase in headcount and bonus amounts during the year ended December 31, 2010 as compared to the same period during 2009. Additionally, there was increased non-cash equity-based compensation expense of $13.5 million primarily related to additional grants of RSUs subsequent to December 31, 2009.

Other expenses decreased by $1.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to lower interest expense incurred of $9.7 million primarily in respect of the AMH Credit Agreement due to the $90.9 million debt repurchase during April and May 2009, the expiration of interest rate swap agreements during May and November 2010 and lower LIBOR and ABR interest rates incurred during the period. Additionally, there were decreases in occupancy of $2.1 million, primarily attributable to cost savings resulting from negotiating new office leases and lower maintenance fees incurred on existing leased space during the period, a $1.5 million decrease in placement fees and a $1.2 million decrease in depreciation and amortization expense from the prior year. These decreases were partially offset by increased professional fees of $8.0 million driven by higher external accounting, tax, audit, legal and consulting fees incurred during the period. In addition, general, administrative and other expenses increased by $4.6 million primarily attributable to increases in expenses incurred such as travel, information technology, recruiting and other general expenses.

Other (Loss) Income

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Income from equity method investments decreased by $42.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was driven by decreases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII and AAA units which resulted in decreased income from equity method investments of $27.3 million and $14.2 million, respectively, during the year ended December 31, 2011 as compared to the same period during 2010.

Other income net, decreased by $155.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to $162.5 million of insurance reimbursement received during the year ended December 31, 2010 relating to the $200.0 million litigation settlement incurred during 2008. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2011 as compared to the same period during 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Income from equity method investments decreased by $4.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was driven by lower net changes in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Vantium C and AAA units, which resulted in a decrease of income from equity method investments of $6.7 million and $6.1 million, respectively, during the year ended December 31, 2010 as compared to the same period during 2009. These decreases were partially offset by an increase of income from equity method investments relating to Fund VII and Vantium A of $6.0 million and $2.8 million, respectively, during the year ended December 31, 2010 as compared to the same period during 2009.

Other income, net increased by $102.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to an additional $125.0 million of insurance reimbursement received during the year ended December 31, 2010 totaling $162.5 million relating to the $200.0 million litigation settlement incurred during 2008, as compared to $37.5 million received during the year ended December 31, 2009. This increase was partially offset by the gain from repurchase of debt of $20.5 million during the year ended December 31, 2009, which was attributable to the purchase of AMH debt related to the AMH Credit Agreement. As discussed in note 12 to our consolidated financial statements, the debt purchase was accounted for as if the debt was extinguished and the difference between the carrying amount and the reacquisition price resulted in a gain on extinguishment of debt, of which $20.5 million was allocated to the private equity segment. The remaining decrease was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries in part due to the Euro weakening against the U.S. dollar during the year ended December 31, 2010 as compared to the same period during 2009.

Capital Markets

The following tables set forth segment statement of operations information and ENI, for our capital markets segment for the years ended December 31, 2011, 2010 and 2009, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets
Revenues:
Advisory and transaction fees from affiliates	$14,699	$—	$14,699	$19,338	$—	$19,338	$7,433	$—	$7,433
Management fees from affiliates	186,700	—	186,700	160,318	—	160,318	144,578	—	144,578
Carried interest income (loss) from affiliates:
Unrealized (losses) gains(1)	—	(66,852)	(66,852)	—	103,918	103,918	—	120,126	120,126
Realized gains	44,540	74,113	118,653	47,385	126,604	173,989	50,404	22,995	73,399

Total Revenues	245,939	7,261	253,200	227,041	230,522	457,563	202,415	143,121	345,536

Expenses:
Compensation and Benefits:
Equity-based compensation	23,283	—	23,283	9,879	—	9,879	2,921	—	2,921
Salary, bonus and benefits	92,898	—	92,898	93,884	—	93,884	88,686	—	88,686
Profit sharing expense	—	35,461	35,461	—	35,556	35,556	—	37,887	37,887
Incentive fee compensation	—	3,383	3,383	—	20,142	20,142	—	5,613	5,613

Total compensation and benefits	116,181	38,844	155,025	103,763	55,698	159,461	91,607	43,500	135,107
Other expenses	94,995	—	94,995	80,880	—	80,880	83,318	—	83,318

Total Expenses	211,176	38,844	250,020	184,643	55,698	240,341	174,925	43,500	218,425

Other (Loss) Income:
Net loss from investment activities	—	(5,881)	(5,881)	—	—	—	—	—	—
Income from equity method investments	—	2,143	2,143	—	30,678	30,678	—	46,384	46,384
Other (loss) income, net	(1,978)	—	(1,978)	10,928	—	10,928	19,309	38,478	57,787

Total Other (Loss) Income	(1,978)	(3,738)	(5,716)	10,928	30,678	41,606	19,309	84,862	104,171

Non-Controlling Interests	(12,146)	—	(12,146)	(16,258)	—	(16,258)	(7,818)	—	(7,818)

Economic Net Income (Loss)	$20,639	$(35,321)	$(14,682)	$37,068	$205,502	$242,570	$38,981	$184,483	$223,464

(1)	Included in unrealized carried interest income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income or fees of $(18.1) million for SOMA for the year ended December 31, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of December 31, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Year Ended. December 31,				For the Year Ended. December 31,
	2011	2010	Amount Change	Percentage Change	2010	2009	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Capital Markets
Revenues:
Advisory and transaction fees from affiliates	$14,699	$19,338	$(4,639)	(24.0)%	$19,338	$7,433	$11,905	160.2%
Management fees from affiliates	186,700	160,318	26,382	16.5	160,318	144,578	15,740	10.9
Carried interest income from affiliates:
Unrealized (loss) gain(1)	(66,852)	103,918	(170,770)	NM	103,918	120,126	(16,208)	(13.5)
Realized gains	118,653	173,989	(55,336)	(31.8)	173,989	73,399	100,590	137.0

Total carried interest income from affiliates	51,801	277,907	(226,106)	(81.4)	277,907	193,525	84,382	43.6

Total Revenues	253,200	457,563	(204,363)	(44.7)	457,563	345,536	112,027	32.4

Expenses:
Compensation and benefits
Equity-based compensation	23,283	9,879	13,404	135.7	9,879	2,921	6,958	238.2
Salary, bonus and benefits	92,898	93,884	(986)	(1.1)	93,884	88,686	5,198	5.9
Profit sharing expense	35,461	35,556	(95)	(0.3)	35,556	37,887	(2,331)	(6.2)
Incentive fee compensation	3,383	20,142	(16,759)	(83.2)	20,142	5,613	14,529	258.8

Total compensation and benefits	155,025	159,461	(4,436)	(2.8)	159,461	135,107	24,354	18.0
Other expenses	94,995	80,880	14,115	17.5	80,880	83,318	(2,438)	(2.9)

Total Expenses	250,020	240,341	9,679	4.0	240,341	218,425	21,916	10.0

Other (Loss) Income:
Net loss from investment activities	(5,881)	—	(5,881)	NM	—	—	—	NM
Income from equity method investments	2,143	30,678	(28,535)	(93.0)	30,678	46,384	(15,706)	(33.9)
Other (loss) income, net	(1,978)	10,928	(12,906)	NM	10,928	57,787	(46,859)	(81.1)

Total Other (Loss) Income	(5,716)	41,606	(47,322)	NM	41,606	104,171	(62,565)	(60.1)
Non-Controlling Interests	(12,146)	(16,258)	4,112	(25.3)	(16,258)	(7,818)	(8,440)	108.0

Economic Net (Loss) Income	$(14,682)	$242,570	$(257,252)	NM	$242,570	$223,464	$19,106	8.5%

(1)	Included in unrealized carried interest income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed interest income or fees of $(18.1) million for SOMA for the year ended December 31, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of December 31, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Advisory and transaction fees from affiliates decreased by $4.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Gross advisory and transaction fees, including directors’ fees, were $41.2 million and $59.8 million for the year ended December 31, 2011 and 2010, respectively, a decrease of $18.6 million or 31.1%. The transaction fees earned during 2011 were primarily related to two portfolio investment transactions of FCI and EPF which together generated gross and net fees of $9.6 million and $5.7 million, respectively. The transaction fees earning during 2010 were primarily related to certain portfolio investment transactions of EPF which together generated gross and net fees of $11.0 million and $3.9 million, respectively. In addition, a termination fee was earned from KBC Life Settlements of $7.1 million during the year ended December 31, 2010. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net advisory fees of $25.9 million and $3.3 million, respectively, during 2011 and gross and net fees of $25.3 million and $3.4 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $26.5 million and $40.5 million for the year ended December 31, 2011 and 2010, respectively, a decrease of $14.0 million or 34.6%.

Management fees from affiliates increased by $26.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to increased asset allocation fees earned from Athene of $9.4 million during the year. These fees are partially offset by a corresponding expense categorized as sub-advisory fees and included within professional fees expense. In addition, management fees of $3.4 million were earned from AFT, $1.7 million from FCI and $1.4 million from AMTG, which all began earning management fees during the first quarter of 2011. Gulf Stream CLOs generated $2.5 million of fees and two new Senior Credit Funds, Apollo European Strategic Investment L.P. (“AESI”) and Palmetto Loan, generated fees of $1.2 million and $1.0 million, respectively, during the year ended December 31, 2011. Furthermore an increase in fee-generating invested capital in COF II, gross adjusted assets managed by AINV and increased value of commitments in EPF resulted in increased management fees earned of $2.6 million, $2.0 million and $1.4 million, respectively, during the period. These increases were partially offset by decreased management fees earned by ACLF of $1.8 million as a result of a decrease in fee-generating invested capital and by AIE I of $1.4 million as a result of sales of investments and resulting decrease in net assets managed during the period. The remaining change was attributable to overall increased assets managed by the remaining capital markets funds, which collectively contributed to the increase of management fees by $3.0 million during the period.

Carried interest income from affiliates changed by $(226.1) million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a decrease in net unrealized carried interest income of $170.8 million driven by decreased net asset values, primarily with respect to COF II, COF I, ACLF, AIE II and SOMA which collectively resulted in decreased net unrealized carried interest income of $225.4 million, partially offset by increased unrealized carried interest income earned in 2011 by EPF of $53.2 million due to increased valuation of investments. During the year ended December 31, 2011, there was a reversal of previously recognized carried interest income from SOMA due to general partner obligations to return carried interest income that was previously distributed of $18.1 million. The remaining change was attributable to a decrease in net realized gains of $55.3 million resulting primarily from a decrease in dividend and interest income on portfolio investments held by certain of our capital markets, primarily by SOMA, during the year ended December 31, 2011 as compared to the same period during 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Advisory and transaction fees from affiliates increased by $11.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily attributable to a termination fee earned from KBC Life Settlements of $7.1 million during the year ended December 31, 2010. Gross advisory and transaction fees, including directors’ fees, were $59.8 million and $28.4 million for the year ended December 31, 2010 and 2009, respectively, an increase of $31.4 million or 110.6%. The transaction fees earned during both periods were primarily related to certain portfolio investment transactions of EPF which together generated gross and net fees of $11.0 million and $3.9 million, respectively, during the year ended December 31, 2010 and gross and net fees of $5.6 million and $1.9 million, respectively, during the year ended December 31, 2009. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which generated gross and net fees of $25.3 million and $3.4 million, respectively, during the year ended December 31, 2010 and gross and net fees of $19.2 million and $4.7 million, respectively, during the year ended December 31, 2009. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $40.5 million and $21.0 million for the years ended December 31, 2010 and 2009, respectively, an increase of $19.5 million or 92.9%. Management Fee Offsets increased in 2010 primarily due to COF I Management Fee Offsets increasing to 100% from 80% of advisory fees between 2010 and 2009.

Management fees from affiliates increased by $15.7 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to increased net assets managed by certain capital markets funds including SVF, AIC and AIE II, which collectively resulted in increased management fees of $15.9 million during the period along with an increase in fee-generating invested capital in COF II, which resulted in increased management fees earned of $5.8 million during the period. In addition, asset allocation fees earned from Athene increased by $6.8 million as it began earning fees during the third quarter of 2009. This increase is offset by a corresponding expense for subadvisory fees, presented in professional fees expense. These increases were partially offset by a decrease in management fees from EPF of $10.9 million which was attributable to additional fees earned during 2009 from limited partners that committed to the fund late and as such, owed management fees retroactively from inception. In addition, there was a decrease in net assets managed by AAOF due to redemptions resulting in decreased management fees of $2.0 million during the year ended December 31, 2010 as compared to the same period during 2009.

Carried interest income from affiliates changed by $84.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This change was attributable to an increase in net realized gains of $100.6 million driven by an increase in net asset value, primarily by COF I, SOMA, COF II, AIE II and SVF resulting in an increase of carried interest income of $34.0 million, $25.2 million, $22.7 million, $12.7 million and $11.2 million, respectively, during the period. This increase was partially offset by a decrease in net unrealized gains of $16.2 million due to the reversal of unrealized gains due to dispositions of investments held by certain of our capital markets funds during the period, primarily COF I, COF II, SVF, and VIF, of $25.1 million, $22.2 million, $5.6 million and $4.8 million, respectively. These decreases were partially offset by an increase of net unrealized gains by ACLF, AIE II and SOMA of $25.0 million, $11.7 million and $4.8 million, respectively, during the year ended December 31, 2010 as compared to the same period during 2009.

Expenses

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Compensation and benefits expense decreased by $4.4 million for the ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily a result of a $16.8 million decrease in incentive fee compensation due to unfavorable performance of certain of our capital market funds during the period and a $1.0 million decrease in salary, bonus and benefits. The performance-based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees also contributed to the decrease in salary, bonus and benefits expense during the period. These decreases were partially offset by increased non-cash equity-based compensation expense of $13.4 million primarily related to additional grants of RSUs subsequent to December 31, 2010.

Other expenses increased by $14.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to increased professional fees of $5.3 million primarily driven by structuring fees associated with AFT totaling $3.6 million incurred during 2011. In addition, general, administrative and other expenses increased by $6.3 million due to higher travel, information technology, recruiting and other expenses incurred, along with increased occupancy expense of $3.5 million due to additional office spaced leased as a result of an increase in our headcount to support the expansion of our investment platform during the period. These increases were partially offset by decreased placement fees of $1.0 million due to decreased fundraising efforts related to one of our funds during the year ended December 31, 2011 as compared to the same period during 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Compensation and benefits expense increased by $24.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to increased incentive fee compensation expense of $14.5 million due to the favorable performance of certain of our capital markets funds during the period. Additionally, there was increased non-cash equity-based compensation expense of $7.0 million primarily related to additional grants of RSUs subsequent to December 31, 2009 along with increased salary bonus and benefits expense of $5.2 million which was driven by an increase in headcount and bonuses during the period. These increases were partially offset by decreased profit sharing expense of $2.3 million driven by the change in carried interest income of COF I and COF II due to a decline in the performance of their underlying portfolio investments during the year ended December 31, 2010 as compared to the same period during 2009.

Other expenses decreased by $2.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was partially attributable to lower interest expense incurred of $7.0 million primarily in respect of the AMH Credit Agreement due to the $90.9 million debt repurchase during April and May 2009, the expiration of interest rate swap agreements during May and November 2010 and lower LIBOR and ABR interest rates during the period, resulting in lower interest expense incurred. In addition, placement fees decreased by $6.6 million primarily attributable to decreased fundraising efforts during 2010. Furthermore, occupancy expense decreased by $5.6 million primarily attributable to cost savings resulting from negotiating new office leases and lower maintenance fees incurred on existing leased space during the period. These decreases were partially offset by increased professional fees of $14.5 million driven by higher external accounting, tax, audit, legal and consulting fees incurred during the year ended December 31, 2010 as compared to the same period during 2009.

Other Income (Loss)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net losses from investment activities were $5.9 million for the year ended December 31, 2011. This amount was related to an unrealized loss on the change in the fair value of the investment in HFA during the year ended December 31, 2011.

Income from equity method investments decreased by $28.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was driven by decreases in the fair values of investments held by certain of our capital markets funds, primarily COF I, Artus, COF II, and ACLF, which resulted in a decrease in income from equity method investments of $10.2 million, $4.5 million $4.3 million and $3.7 million, respectively, during the year ended December 31, 2011 as compared to the same period during 2010.

Other (loss) income, net decreased by $12.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, approximately $8.0 million of offering costs were incurred related to the launch of AMTG. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2011 as compared to the same period in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Income from equity method investments changed by $15.7 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This decrease was driven by changes in the fair values of our capital markets investments held, primarily by ACLF, COF II, COF I and AIE II, which collectively resulted in a decrease of income from equity method investments of $20.3 million during the year ended December 31, 2010 as compared to the same period during 2009. These decreases were partially offset by an increase in income from equity method investments relating to Artus and EPF of $2.6 million and $2.2 million, respectively, during the year ended December 31, 2010 as compared to the same period during 2009.

Other income, net decreased by $46.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to net gains from investment activities of $38.4 million during the year ended December 31, 2009 related to an unrealized loss from Artus, where we, as the general partner, were allocated the negative equity of the fund. During the year ended December 31, 2009, the fair value of Artus increased which resulted in the reversal of the previously recognized obligation. In addition, gain from repurchase of debt was $14.7 million during the year ended December 31, 2009 and was attributable to the purchase of AMH debt related to the AMH Credit Agreement. As discussed in note 12 to our consolidated financial statements, the debt purchase was accounted for as if the debt was extinguished and the difference between the carrying amount and the re-acquisition price resulted in a gain on extinguishment of debt, of which $14.7 million was allocated to the capital markets segment. The remaining change was primarily attributable to lower gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries partially driven by the Euro weakening against the U.S. dollar during the year ended December 31, 2010 as compared to the same period during 2009.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the years ended December 31, 2011, 2010 and 2009, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$698	$—	$698	$—	$—	$—	$—	$—	$—
Management fees from affiliates	40,279	—	40,279	11,383	—	11,383	1,201	—	1,201
Carried interest income from affiliates	—	—	—	—	—	—	—	—	—

Total Revenues	40,977	—	40,977	11,383	—	11,383	1,201	—	1,201

Expenses:
Compensation and Benefits:
Equity-based compensation	13,111	—	13,111	4,408		4,408	1,652		1,652
Salary, bonus and benefits	33,052	—	33,052	21,688	—	21,688	10,919	—	10,919
Profit sharing expense	—	1,353	1,353	—		—	—	—	—

Total compensation and benefits	46,163	1,353	47,516	26,096	—	26,096	12,571	—	12,571
Other expenses	29,663	—	29,663	19,938	—	19,938	13,621	—	13,621

Total Expenses	75,826	1,353	77,179	46,034	—	46,034	26,192	—	26,192

Other Income:
Income (loss) from equity method investments	—	726	726	—	(391)	(391)	—	(743)	(743)
Other income, net	9,694	—	9,694	23,622	—	23,622	1,043	—	1,043

Total Other Income (Loss)	9,694	726	10,420	23,622	(391)	23,231	1,043	(743)	300

Economic Net Loss	$(25,155)	$(627)	$(25,782)	$(11,029)	$(391)	$(11,420)	$(23,948)	$(743)	$(24,691)

	For the Year Ended December 31,				For the Year Ended December 31,
	2011	2010	Amount Change	Percentage Change	2010	2009	Amount Change	Percentage Change
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$698	$—	$698	NM	$—	$—	$—	—
Management fees from affiliates	40,279	11,383	28,896	253.9%	11,383	1,201	10,182	NM
Carried interest income from affiliates	—	—	—	—	—	—	—	—

Total Revenues	40,977	11,383	29,594	260.0	11,383	1,201	10,182	NM

Expenses:
Compensation and Benefits
Equity-based compensation	13,111	4,408	8,703	197.4	4,408	1,652	2,756	166.8%
Salary, bonus and benefits	33,052	21,688	11,364	52.4	21,688	10,919	10,769	98.6
Profit sharing expense	1,353	—	1,353	NM	—	—	—	—

Total compensation and benefits	47,516	26,096	21,420	82.1	26,096	12,571	13,525	107.6
Other expenses	29,663	19,938	9,725	48.8	19,938	13,621	6,317	46.4

Total Expenses	77,179	46,034	31,145	67.7	46,034	26,192	19,842	75.8

Other Income (Loss):
Income (loss) from equity method investments	726	(391)	1,117	NM	(391)	(743)	352	(47.4)
Other income, net	9,694	23,622	(13,928)	(59.0)	23,622	1,043	22,579	NM

Total Other Income	10,420	23,231	(12,811)	(55.1)	23,231	300	22,931	NM

Economic Net Loss	$(25,782)	$(11,420)	$(14,362)	125.8%	$(11,420)	$(24,691)	$13,271	(53.7)%

Revenues

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Advisory and transaction fees from affiliates were $0.7 million for the year ended December 31, 2011 which were earned from a new fund, AGRE Debt Fund I, L.P.

Management fees increased by $28.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to an increase of $22.8 million of fees earned from CPI Funds that were acquired during November 2010, therefore, 2011 included a full year of management fees earned in comparison to 2010. CPI Capital Partners Europe, CPI Capital Partners Asia Pacific and CPI Capital Partners North America earned increased fees of $8.1 million, $7.4 million and $7.3 million, respectively, during the year ended December 31, 2011 as compared to 2010. In addition, increased net assets managed by ARI, AGRE CMBS Accounts, AGRE U.S. Real Estate Fund and AGRE Debt Fund I, L.P. account resulted in increased management fees earned of $2.7 million, $1.8 million, $1.5 million and $0.2 million, respectively, during the year ended December 31, 2011 as compared to the same period during 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Management fees increased by $10.2 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily attributable to $4.3 million of fees earned from CPI during the fourth quarter of 2010. In addition, increased net assets managed by ARI and the AGRE CMBS Accounts resulted in increased management fees earned of $3.7 million and $2.2 million, respectively, during the year ended December 31, 2010 as compared to the same period during 2009.

Expenses

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Compensation and benefits increased by $21.4 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a $11.4 million increase in salary, bonus and benefits expense primarily driven by an increase in headcount as a result of the CPI Funds that were acquired during November 2010 and expansion of our real estate funds during the year ended December 31, 2011 as compared to the same period during 2010. Additionally, non-cash equity-based compensation expense increased by $8.7 million primarily related to additional grants of RSUs subsequent to December 31, 2010, along with an increase in profit sharing expense of $1.4 million primarily due to the performance based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees.

Other expenses increased by $9.7 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to increased occupancy expense of $5.3 million due to additional office space leased as a result of an increase in our headcount to support the expansion of our real estate funds during the year ended December 31, 2011 as compared to the same period during 2010 and an increase in general, administrative and other expenses of $3.7 million driven by increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new real estate funds during the period. These increases were partially offset by decreased professional fees of $1.2 million due to lower external accounting, tax, audit, legal and consulting fees incurred during the period.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Compensation and benefits increased by $13.5 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was attributable to an increase in salary, bonus and benefits expense of $10.8 primarily driven by an increase in headcount during the period as a result of the CPI acquisition. Additionally, there was increased non-cash equity-based compensation expense of $2.7 million primarily related to additional grants of RSUs subsequent to December 31, 2009.

Other expenses increased by $6.3 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The majority of these expenses were incurred to establish our investment platform that will target real estate investment opportunities. Professional fees increased by $5.1 million primarily due to higher external accounting, tax, audit, legal and consulting fees incurred during the year ended December 31, 2010 as compared to the same period during 2009. This increase was partially offset by decreased general, administrative and other expenses of $2.7 million which was primarily comprised of $8.0 million of offering costs that were expensed during the year ended December 31, 2009 related to the launch of ARI during the third quarter of 2009.

Other Income (Loss)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total other income decreased by $12.8 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a gain of $24.1 million that was recognized on the acquisition of CPI during November 2010, partially offset by the reimbursement during 2011 of approximately $8.0 million of offering costs incurred during 2009 related to the launch of ARI. The remaining change was primarily attributable to gains (losses) resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2011 as compared to the same period during 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Total other income increased by $22.9 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. This change was primarily due to a gain of $24.1 million that was recognized on the acquisition of CPI during November 2010.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our Management and Incentive businesses for the years ended December 31, 2011, 2010 and 2009, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$82,310	$79,782	$56,075
Management fees from affiliates	490,191	431,096	406,257
Carried interest income from affiliates	44,540	47,385	50,404

Total Revenues	617,041	558,263	512,736

Expenses:
Equity-based compensation	68,172	30,469	7,294
Salary, bonus and benefits	251,095	249,571	227,356
Interest expense	40,850	35,436	50,252
Professional fees(1)	58,315	60,870	33,220
General, administrative and other(2)	73,972	63,466	59,437
Placement fees	3,911	4,258	12,364
Occupancy	35,816	23,067	29,625
Depreciation	11,132	11,471	11,622

Total Expenses	543,263	478,608	431,170

Other Income:
Gain from debt repurchase	—	—	36,193
Interest income	4,731	1,508	1,450
Other income, net(3)	10,066	195,255	41,410

Total Other Income	14,797	196,763	79,053
Non-Controlling Interests	(12,146)	(16,258)	(7,818)

Economic Net Income	$76,429	$260,160	$152,801

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses related to the consolidated funds.
(3)	Includes $162.5 million and $37.5 million of insurance proceeds related to a litigation settlement included in other income during the years ended December 31, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Incentive Business
Revenues:
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	$(1,086,600)	$1,355,444	$383,016
Realized gains	644,653	196,191	70,976

Total Revenues	(441,947)	1,551,635	453,992

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense(1)	(370,485)	504,537	143,475
Realized profit sharing expense	307,032	50,688	18,460

Total Profit Sharing Expense	(63,453)	555,225	161,935
Incentive fee compensation	3,383	20,142	5,613

Total Compensation and Benefits	(60,070)	575,367	167,548

Other Income:
Net (loss) gains from investment activities(2)	(5,881)	—	39,062
Income from equity method investments	10,829	80,919	100,280

Total Other Income	4,948	80,919	139,342

Economic Net (Loss) Income	$(376,929)	$1,057,187	$425,786

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income or fees of $(75.3) million and $(18.1) million for Fund VI and SOMA, respectively, for the year ended December 31, 2011. Included in unrealized profit sharing expense is reversal of previously realized profit sharing expense for the amounts receivable from Contributing Partners and certain employees due to the general partner obligation to return previously distributed carried interest income of $(22.1) million for Fund VI for the year ended December 31, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of December 31, 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments including management and incentive businesses and a reconciliation of ENI to Net Loss attributable to Apollo Global Management, LLC reported in our consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues	$175,094	$2,109,898	$966,728
Expenses	483,193	1,053,975	598,718
Other income	19,745	277,682	218,395
Non-Controlling Interests	(12,146)	(16,258)	(7,818)

Economic Net (Loss) Income	(300,500)	1,317,347	578,587
Non-cash charges related to equity-based compensation	(1,081,581)	(1,087,943)	(1,092,812)
Income tax provision	(11,929)	(91,737)	(28,714)
Net loss (income) attributable to Non-Controlling Interests in Apollo Operating Group	940,312	(27,892)	400,440
Net loss of Metals Trading Fund	—	(2,380)	—
Amortization of intangible assets	(15,128)	(12,778)	(12,677)

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(468,826)	$94,617	$(155,176)

Liquidity and Capital Resources

Historical

Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical consolidated statement of cash flows reflects the cash flows of Apollo, as well as those of our consolidated Apollo funds.

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	December 31, 2011			December 31, 2010
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
	(in thousands)
AMH Credit Agreement	$728,273	5.39	% (1)	$728,273	3.78	% (1)
CIT secured loan agreement	10,243	3.39		23,252	3.50

Total Debt	$738,516	5.35%		$751,525	3.77%

(1)	Includes the effect of interest rate swaps.

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

On December 20, 2010, the Company repurchased approximately $180.8 million of AMH debt in connection with the extension of the maturity date of such loans and had a remaining outstanding balance of $728.3 million. The Company determined that debt modification resulted in debt extinguishment, which did not result in any gain or loss recognized in the consolidated financial statements.

Cash Flows

Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009 are summarized and discussed within the table and corresponding commentary below:

Year Ended December 31, 2011 Compared to the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating Activities	$743,821	$(218,051)	$107,993
Investing Activities	(129,536)	(9,667)	(16,870)
Financing Activities	(251,823)	243,761	(106,264)

Net Increase (Decrease) in Cash and Cash Equivalents	$362,462	$16,043	$(15,141)

Operating Activities

Net cash provided by operating activities was $743.8 million during the year ended December 31, 2011. During this period, there was $1,304.2 million in net losses, to which $1,149.8 million of equity-based compensation and $196.2 million gain on business acquisitions, non-cash expenses were added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2011 included $1,530.2 million in proceeds from sales of investments held by the consolidated VIEs, $113.1 million in net unrealized losses from investments held by the consolidated funds and VIEs, a $43.8 million increase in due to affiliates and $998.5 million decrease in carried interest receivable. The decrease in our carried interest receivable balance during the year ended December 31, 2011 was driven primarily by $304.5 million of carried interest losses from the change in fair value of funds for which we act as general partner, along with fund cash distributions of $692.6 million. These favorable cash adjustments were offset by $1,294.5 million of purchases of investments held by the consolidated VIEs, $325.2 million decrease in profit sharing payable and $41.8 million of realized gains on debt of the consolidated VIEs.

Net cash used in operating activities was $218.1 million during the year ended December 31, 2010. During this period, there was $543.2 million in net income, to which $87.6 million of cash held by the consolidated VIEs, $1,240.8 million in net purchases of investments primarily by the consolidated VIEs and $416.6 million of net unrealized gains from investment activities of consolidated funds and consolidated VIEs were each added to reconcile net income to net cash used in operating activities. Additional adjustments to reconcile cash used in operating activities during the year ended December 31, 2010 included a $1,383.2 million increase in our carried interest receivables. The increase in our carried interest receivable balance during the year ended December 31, 2010 was driven by a $1,585.9 million increase in the fair value of the funds for which we act as general partner, offset by fund cash distributions of $204.4 million. These adjustments were offset by $1,118.4 million of equity-based compensation, a non-cash expense, as well as $503.6 million increase in our profit sharing payable, which was also primarily driven by increases in the fair value of the funds for which we act as general partner. Additional offsets include $627.3 million of sales of investments held by the consolidated VIEs, and a $107.9 million increase in other liabilities of the consolidated VIEs, which is primarily due to the refinancing of a portfolio investment.

Net cash provided by operating activities was $108.0 million during the year ended December 31, 2009. During this period there was a $95.4 million net loss, to which $1.1 billion of equity-based compensation, a non-cash expense, was added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2009 included $471.9 million of unrealized gains on investments held by AAA, a $406.8 million increase in our carried interest receivable and $83.1 million of income from equity method investments. The increase in our carried interest receivable balance during the year ended December 31, 2009 was driven by a $504.4 million increase in the fair value of the funds for which we act as general partner, offset by fund cash distributions of $97.6 million. There was also a $45.3 million change in deferred revenue and a $40.0 million change in net purchases of investments. These unfavorable cash adjustments were offset by a $144.5 million increase in our profit sharing payable, which was also primarily driven by increases in the fair value of the funds for which we act as general partner.

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

Investing Activities

Net cash used in investing activities was $129.5 million for the year ended December 31, 2011, which was primarily comprised of $21.3 million in purchases of fixed assets, $64.2 million of cash contributions to equity method investments, a $52.1 million investment in HFA, the $29.6 million for the acquisition of Gulf Stream and $26.0 million for the acquisition of investments in the Senior Loan Fund, partially offset by $64.8 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to EPF, Fund VII and AGRE U.S. Real Estate Fund. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF I, COF II, Artus, EPF and Vantium C.

Net cash used in investing activities was $9.7 million for the year ended December 31, 2010, which was primarily comprised of $63.5 million of cash contributions to equity method investments and $5.6 million of fixed asset purchases, offset by $21.6 million in cash received from business acquisitions and dispositions and $38.9 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, COF I, COF II, Palmetto and EPF. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF I, COF II and Vantium C.

Net cash used in investing activities was $16.9 million for the year ended December 31, 2009, which was primarily comprised of $42.5 million of cash contributions to equity method investments and $15.8 million of fixed asset purchases, offset by $42.5 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, ARI, COF II and EPF. Cash distributions from equity method investments were primarily related to COF I, Fund VII, EPF and ACLF.

Financing Activities

Net cash used in financing activities was $251.8 million for the year ended December 31, 2011, which was primarily comprised of $415.9 million in repayment of term loans by consolidated VIEs, $308.8 million in distributions by consolidated VIEs, $199.2 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $27.3 million of distributions paid to Non-Controlling Interests in consolidated funds, $102.6 million in distributions and $17.1 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs. These cash outflows were offset by $384.0 million in proceeds from the issuance of Class A shares and $454.4 million of debt issued by consolidated VIEs.

Net cash provided by financing activities was $243.8 million for the year ended December 31, 2010, which was primarily comprised of $1,050.4 million related to the issuance of debt by consolidated VIEs. This amount was offset by $331.1 million in repayment of term loans by consolidated VIEs, $146.7 million in distributions by consolidated VIEs, $182.3 million in repayments and repurchases of debt primarily with respect to the AMH Credit Agreement and $48.8 million in purchases of AAA units. In addition, there were $13.6 million of distributions to Non-Controlling Interests in the consolidated entities and $21.3 million and $50.4 million of distributions paid to Class A shareholders and Non-Controlling Interests in the Apollo Operating Group, respectively.

Net cash used in financing activities was $106.3 million for the year ended December 31, 2009, which was primarily comprised of $55.8 million in repurchases of debt related to the AMH Credit Agreement and principal repayments on debt, $18.0 million of distributions to Non-Controlling Interests in the Apollo Operating Group, $12.4 million of distributions to Non-Controlling Interests in consolidated entities and $4.9 million and $12.0 million of distributions paid to Class A shareholders and Non-Controlling Interests in the Apollo Operating Group, respectively.

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 8, 2009	$0.05	January 15, 2009	$4.9	$12.0	$16.9	$0.3
May 27, 2010	$0.07	June 15, 2010	$6.7	$16.8	$23.5	$1.0
August 2, 2010	$0.07	August 25, 2010	$6.9	$16.8	$23.7	$1.4
November 1, 2010	$0.07	November 23, 2010	$6.9	$16.8	$23.7	$1.3
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	$0.22	June 1, 2011	$26.8	$52.8	$79.6	$4.7
August 9, 2011	$0.24	August 29, 2011	$29.5	$57.6	$87.1	$5.1
November 3, 2011	$0.20	December 2, 2011	$24.8	$48.0	$72.8	$4.3

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

For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. As a result of the monetization plan, we expect AIE I to have adequate cash flow to satisfy its obligations as they come due, therefore, we do not anticipate any additional fee waivers for AIE I in the future. The Company continues to charge AIE I management fees at a reduced rate of 1.5% of the net assets of AIE I. Prior to the monetization plan, the management fees were based on 2.0% of the gross assets of AIE I. The Company has no future plans to waive additional management fees charged to AIE I or to lower the current management fee arrangement. Management currently intends to proceed with the plan for the orderly wind down of AIE I as approved by the shareholders. However, these plans are subject to revision in the event future facts and circumstances present a more favorable solution for AIE I and its shareholders, as determined in good faith by management.

In addition, in April 2010 we announced a strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125.0 million over a five-year period or as close a period as required to provide CalPERS with that benefit.

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

The Company granted approximately 8.1 million RSUs to its employees during the year ended December 31, 2011. The average estimated fair value per share on the grant date was $14.45 with a total fair value of the grants of $116.6 million. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $102.2 million, $73.2 million, $25.2 million, $9.4 million, $7.2 million and $1.1 million during the years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017, respectively.

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

Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiary of the Apollo Operating Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, to the extent of their ownership interest, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the shareholders agreement dated July 13, 2007, we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.

Accordingly, in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously distributed carried interest income with respect to Fund IV, Fund V and Fund VI, we will be obligated to reimburse our Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the distribution to which that general partner obligation related.

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

Potential Future Costs

We may make grants of RSUs or other equity-based awards to employees and independent directors that we appoint in the future.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We also report segment information from our consolidated statements of operations and include a supplemental performance measure, ENI, for our private equity, capital markets and real estate segments. ENI represents segment income (loss) excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in our consolidated financial statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.

Consolidation

Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds for which the general partner is presumed to have control (AAA, Senior Credit Loan Fund). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE. The use of these judgments has a material impact to certain components of Apollo’s consolidated financial statements.

The only VIE formed prior to 2010, the adoption date of amended consolidation guidance, was consolidated as of the date of transition resulting in recognition of the assets and liabilities of the consolidated VIE at fair value and recognition of a cumulative effect transition adjustment presented as a component of Non-Controlling Interests in Consolidated Entities in the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2010. The transition adjustment is classified as a component of Non-Controlling Interest rather than an adjustment to appropriated partners’ capital because the VIE is funded with equity and 100% of the equity ownership of the VIE is held by unconsolidated Apollo funds and one unaffiliated third party. Changes in the fair value of assets and liabilities and the related interest, dividend and other income for this VIE are recorded within Non-Controlling Interests in consolidated entities in the consolidated statement of financial condition and within net gains from investment activities of consolidated VIEs and net (income) loss attributable to Non-Controlling Interests in the consolidated statement of operations.

Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income are presented within appropriated partners’ capital in the consolidated statements of financial condition as these VIEs are funded solely with debt and within net gains from investment activities of consolidated variable interest entities and net (income) loss attributable to Non- Controlling Interests in the consolidated statement of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the consolidated statement of financial condition as of December 31, 2011.

Additional disclosures regarding VIEs are set forth in note 5 to our consolidated financial statements. Inter-company transactions and balances, if any, have been eliminated in the consolidation.

Revenue Recognition

Carried Interest Income from Affiliates. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our capital markets funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other capital markets funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Refer to note 18 to our consolidated financial statements for disclosure of the amounts of carried interest income (loss) income from affiliates that was generated from realized versus unrealized losses. See “Valuation of Investments” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our capital markets, private equity and real estate funds.

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

Investments, at Fair Value

The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which fair value option was elected and the unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, respectively, in the consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

Equity Method Investments. For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the consolidated statements of operations and income (loss) on available-for-sale securities (from equity method investments) is recognized as part of other comprehensive income (loss), net of tax in the consolidated statements of comprehensive income (loss). The carrying amounts of equity method investments are reflected in investments in the consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities are at fair value.

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

Apollo utilizes a valuation committee consisting of members from senior management that reviews and approves the valuation results related to our private equity investments. Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determine fair value. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

Real Estate Investments. For the CMBS portfolio of Apollo’s Funds, the estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs. For AGRE’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.

Apollo also utilizes a valuation committee that reviews and approves the valuation results related to our real estate investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

The fair values of the investments in our private equity, capital markets and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity”. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.

Fair Value of Financial Instruments

U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 12 to the consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 12, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $752.2 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of December 31, 2011. However, the carrying value that is recorded on the consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation.

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

Fair Value Option. Apollo has elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has elected to separately present interest income in the Consolidated Statement of Operations from other changes in the fair value of the convertible notes issued by HFA. Apollo has elected to separately present interest income in the consolidated statements of operations from other changes in the fair value of the convertible notes issued by HFA. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. Refer to note 5 to our consolidated financial statements for further disclosure on financial instruments of the consolidated VIEs for which the fair value option has been elected.

Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2011, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets at such time.

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

Profit Sharing Expense. Compensation expense related to our profit sharing payable is a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, any movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. As of December 31, 2011, our total private equity investments were approximately $20.7 billion. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners.

In June 2011, the Company adopted a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying consolidated financial statements.

Incentive Fee Compensation. Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the year. Incentive fee compensation expense is recognized on accrual basis as the related carried interest income is earned.

Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based compensation awards consist of, or provide rights with respect to AOG Units, RSUs, Share Options, AAA RDUs, ARI Restricted Stock Awards, ARI RSUs Awards and AMTG RSUs. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.

Another significant part of our compensation expense is derived from amortization of the AOG Units subject to forfeiture by our Managing Partners and Contributing Partners. The estimated fair value was determined and recognized over the forfeiture period on a straight-line basis. We have estimated a 0% and 3% forfeiture rate for our Managing Partners and Contributing Partners, respectively, based on the Company’s historical attrition rate for this level of staff as well as industry comparable rates. If either the Managing Partners or Contributing Partners are no longer associated with Apollo or if there is no turnover, we will revise our estimated compensation expense to the actual amount of expense based on the units vested at the balance sheet date in accordance with U.S. GAAP.

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

The assumptions utilized in the model were (i) length of holding period, (ii) volatility, (iii) dividend yield and (iv) risk free rate. Our assumptions were as follows:

(i)	We assumed a maximum two year holding period.

(ii)	We concluded based on industry peers, that our volatility annualized would be approximately 40%.

(iii)	We assumed no distributions.

(iv)	We assumed a 4.88% risk free rate based on U.S. Treasuries with a two year maturity.

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

Income Taxes

Apollo has historically generally operated in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. As a result, income has not been subject to U.S. Federal and state income taxes. Taxes related to income earned by these entities represent obligations of the individual partners and members and have not been reflected in the consolidated financial statements. Income taxes presented on the consolidated statements of operations are attributable to the New York City unincorporated business tax and income taxes on certain entities located in non-U.S. jurisdictions.

Following the Reorganization, the Apollo Operating Group and its subsidiaries continue to generally operate in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to NYC UBT, or in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value Measurements

The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which fair value option was elected and the unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, respectively, in the consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of December 31, 2011 and 2010:

	Level I		Level II		Level III		Totals
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Assets, at fair value:
Investment in AAA Investments, L.P.	$—	$—	$—	$—	$1,480,152	$1,637,091	$1,480,152	$1,637,091
Investments held by Senior Loan Fund	—	—	23,757	—	456	—	24,213	—
Investments in HFA and Other	—	—	—	—	47,757	—	47,757	—

Total	$—	$—	$23,757	$—	$1,528,365	$1,637,091	$1,552,122	$1,637,091

	Level I		Level II		Level III		Totals
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$3,843	$11,531	$—	$—	$3,843	$11,531

Total	—	$—	3,843	$11,531	—	$—	3,843	$11,531

There were no transfers between Level I, II or III during the year ended December 31, 2011 and 2010 relating to assets and liabilities, at fair value, noted in the tables above, respectively.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Year Ended December 31,
	2011	2010	2009
Balance, Beginning of Period	$1,637,091	$1,324,939	$854,442
Purchases	432	375	4,121
Distributions	(33,425)	(58,368)	(5,497)
Change in unrealized (losses) gains, net	(123,946)	370,145	471,873

Balance, End of Period	$1,480,152	$1,637,091	$1,324,939

The following table summarizes the changes in the investment in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

For the Year Ended December 31,
2011
Balance, Beginning of Period	$—
Purchases	57,509
Change in unrealized losses, net	(5,881)
Director Fees	(1,802)
Expenses incurred	(2,069)

Balance, End of Period	$47,757

The change in unrealized losses, net has been recorded within the caption “Net (losses) gains from investment activities” in the consolidated statements of operations.

The following table summarizes the changes in the Senior Loan Fund, which is measured at fair value and characterized as a Level III investment:

For the Year Ended December 31,
2011
Balance, Beginning of Period	$—
Acquisition	456
Purchases	—
Distributions	—
Realized losses (gains)	—
Change in unrealized (losses) gains	—

Balance, End of Period	$456

The following table summarizes the changes in the Metals Trading Fund investment, which is measured at fair value and characterized as a Level III investment:

	For the Year Ended December 31,
	2010
Balance, Beginning of Period	$40,034
Purchases	—
Distributions	(37,760	)(1)
Realized losses	(2,240)
Change in unrealized losses	(34)

Balance, End of Period	$—

(1)	Refer to note 1 for a discussion regarding consolidation of the Metals Trading Fund.

The change in unrealized gains (losses) and realized losses have been recorded within the caption “Net gains (losses) from investment activities” in the consolidated statements of operations.

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	December 31, 2011		December 31, 2010
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Comparable company and industry multiples	$749,374	44.6%	$782,775	42.6%
Discounted cash flow models	643,031	38.4	490,024	26.6
Listed quotes	139,833	8.3	24,232	1.3
Broker quotes	179,621	10.7	504,917	27.5
Other net (liabilities) assets(1)	(33,330)	(2.0)	37,351	2.0

Total Investments	1,678,529	100.0%	1,839,299	100.0%

Other net liabilities(2)	(198,377)		(202,208)

Total Net Assets	$1,480,152		$1,637,091

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)	Balances include other assets, liabilities and general partner interests of AAA Investments and are primarily comprised of $402.5 million and $537.5 million in long-term debt offset by cash and cash equivalents at the December 31, 2011 and 2010 balance sheet dates, respectively. Carrying values approximate fair value for other assets and liabilities (except for debt), and, accordingly, extended valuation procedures are not required.

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of December 31, 2011 and 2010:

	Level I		Level II		Level III		Totals
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Investments, at fair value(1)	$—	$—	$3,055,357	$1,172,242	$246,609	$170,369	$3,301,966	$1,342,611

	Level I		Level II		Level III		Totals
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Liabilities, at fair value	$—	$—	$—	$—	$3,189,837	$1,127,180	$3,189,837	$1,127,180

(1)

During the first quarter of 2011, one of the consolidated VIEs sold all of its investments. At December 31, 2010, the cost and fair value of the investments of this VIE were $719.5 million and $684.1 million, respectively. The consolidated VIE had a net investment gain of $16.0 million relating to the sale for the year ended December 31, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the consolidated statement of operations.

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

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Year Ended December 31,
	2011	2010
Balance, Beginning of Period	$170,369	$—
Acquisition of VIE	335,353	—
Transition adjustment relating to consolidation of VIE	—	1,102,114
Purchases	663,438	840,926
Sale of investments	(273,719)	(125,638)
Net realized gains	980	131
Changes in net unrealized (losses) gains	(7,669)	29,981
Deconsolidation of VIE	—	(20,751)
Transfers out of Level III	(802,533)	(1,663,755)
Transfers into Level III	160,390	7,361

Balance, End of Period	$246,609	$170,369

Changes in net unrealized (losses) gains included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to investments still held at reporting date	$(7,253)	$(3,638)

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

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Year Ended December 31,
	2011	2010
Balance, Beginning of Period	$1,127,180	$—
Acquisition of VIE	2,046,157	—
Transition adjustment relating to consolidation of VIE	—	706,027
Borrowings	454,356	1,050,377
Repayments	(415,869)	(331,120)
Net realized gains on debt	(41,819)	(21,231)
Changes in net unrealized losses from debt	19,880	55,040
Deconsolidation of VIE	—	(329,836)
Elimination of debt attributable to consolidated VIEs	(48)	(2,077)

Balance, End of Period	$3,189,837	$1,127,180

Changes in net unrealized (gains) losses included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(25,347)	$16,916

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 16 to our consolidated financial statements for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2011, the Company’s material contractual obligations consist of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Operating lease obligations	$31,175	$30,657	$30,242	$28,921	$28,871	$92,426	$242,292
Other long-term obligations(1)	10,221	630	—	—	—	—	10,851
AMH Credit Agreement(2)	31,284	30,668	85,617	78,479	26,364	623,486	875,898
CIT secured loan agreement	1,032	9,626	—	—	—	—	10,658

Total Obligations as of December 31, 2011	$73,712	$71,581	$115,859	$107,400	$55,235	$715,912	$1,139,699

(1)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)	$723.3 million, net ($995.0 million portion less amount repurchased) of the AMH debt matures in January 2017 and $5.0 million matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.24%, which includes the effects of the interest rate swap through its expiration in May 2012 and certain required repurchases of at least $50.0 million by December 31, 2014 and at least $100.0 million (inclusive of the previously purchased $50.0 million) by December 31, 2015 as described in note 12 to our consolidated financial statements.
Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)	Amounts do not include the senior secured term loan entered into by AAA Investments of which $402.5 million was utilized as of December 31, 2011. The term loan matures on June 30, 2015. AAA is consolidated by the Company in accordance with U.S. GAAP. The Company does not guarantee and has no legal obligation to repay amounts outstanding under the term loan. Accordingly, the $402.5 million outstanding balance was excluded from the table above.
(ii)	As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(iii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.

Commitments

Our management companies and general partners have committed that we, or our affiliates, will invest a certain percentage of capital into the funds we manage. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, each capital markets fund and each real estate fund as of December 31, 2011 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VII	$467.2	(1)	3.18%	$190.3	1.30%	$201.9	(1)	$82.7
Fund VI	246.3		2.43	6.1	0.06	24.3		0.6
Fund V	100.0		2.67	0.5	0.01	6.5		—	(2)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(2)
Fund III	100.6		6.71	—	—	15.5		—
ANRP	164.0	(1)	28.61	9.0	1.57	138.2	(1)	7.6
Capital Markets:
EPF(7)	377.4	(3)	22.48	22.9	1.36	156.2	(4)	10.8
EPF II	4.7		2.35	4.7	2.35	4.7		4.7
SOMA(8)	—		—	—	—	—		—
ACLF Co-Invest(5)	—		—	—	—	—		—
COF I	477.6	(6)	32.16	29.7	2.00	242.2	(6)	4.2
COF II	70.5		4.45	23.4	1.48	1.8		0.6
ACLF	23.9		2.43	23.9	2.43	10.7		10.7
Palmetto	18.0		1.19	18.0	1.19	8.3		8.3
AIE II(7)	8.4		3.15	5.2	1.94	0.8		0.5
A-A European Senior Debt Fund, L.P.	50.0		100.00	—	—	15.0		—
FCI	107.1		26.85	—	—	48.7		—
Apollo/JH Loan Portfolio	50.1		100.00	0.1	0.20	—		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	120.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.00	—	—	25.0	(1)	—
AESI(7)	4.5		0.98	4.5	0.98	3.0		3.0
Apollo European Credit, L.P.	5.3		2.50	2.2	1.04	4.0		1.7
Real Estate:
AGRE U.S. Real Estate Fund	308.0	(1)	80.02	7.9	2.05	274.5	(1)	2.0
CPI Capital Partners North America	7.5		1.25	2.0	0.33	1.8		0.5
CPI Capital Partners Europe	7.1		0.47	—	—	1.7		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.9		—

Total	$3,205.1			$351.1		$1,306.2		$137.9

(1)

As of December 31, 2011, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $46.5 million, respectively, ANRP of $150.0 million and $126.3 million, respectively,

Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $120.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $25.0 million, respectively, and AGRE U.S. Real Estate Fund, L.P. of $300 million and $272.5 million, respectively.
(2)	As of December 31, 2011, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Of the total commitment amount in EPF, AAA, SOMA and Palmetto have approximately €77.0 million, €75.0 million and €106.0 million, respectively.
(4)	Of the total remaining commitment amount in EPF, AAA, SOMA and Palmetto have approximately €31.1 million, €30.9 million and €42.9 million, respectively.
(5)	As of December 31, 2011, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.
(6)	As of December 31, 2011, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(7)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.30 as of December 31, 2011.
(8)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of December 31, 2011, Apollo and affiliates’ capital balances exceeded the 1% requirement and are not required to fund a capital commitment.

As a limited partner, the general partner and manager of the Apollo private equity, capital markets and real estate funds, Apollo has unfunded capital commitments at December 31, 2011 and December 31, 2010 of $137.9 million and $140.6 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

The AMH Credit Agreement, which provides for a variable-rate term loan, will have future impacts on our cash uses. Borrowings under the AMH Credit Agreement originally accrued interest at a rate of (i) LIBOR loans (LIBOR plus 1.25%), or (ii) base rate loans (base rate plus 0.50%). The Company has hedged $167 million of the variable-rate loan with fixed rate swaps to minimize our interest rate risk as of December 31, 2011. The loan originally matured in April 2014. On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995 million of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the Credit Agreement. Pursuant to this amendment, AMH or an affiliate was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, AMH or an affiliate is required to repurchase at least $50 million aggregate principal amount of term loans by December 31, 2014 and at least $100 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio (which is a figure that varies over time that is used to determine the applicable level of certain carve-outs to the negative covenants as well as to determine the level of AMH’s cash collateralization requirements) was extended to end at the new extended maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and base rate plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining outstanding balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased) of the loan at December 31, 2011 was 4.23% and the interest rate on the remaining $5.0 million portion of the loan at December 31, 2011 was 1.48%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $752.2 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the consolidated statement of financial condition at December 31, 2011 is the amount for which the Company expects to settle the AMH Credit Agreement.

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. At December 31, 2010, the total outstanding loan aggregated $20.5 million, including accrued interest of $1.6 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the consolidated statement of financial condition. During the year ended December 31, 2011, there was $0.9 million interest paid and $0.3 million accrued interest on the outstanding loan obligation. As of December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In accordance with the Managing Partners Shareholders Agreement dated July 13, 2007, as amended, and the above credit agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of December 31, 2011, the Company had not recorded an obligation for any previously made distributions.

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that had been recognized by Apollo through December 31, 2011 and that would be reversed approximates $1.3 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

December 31, 2011
Private Equity Funds:
Fund VII	$651,491
Fund V	246,656
Fund IV	57,104
AAA	22,090

Total Private Equity Funds	$977,341

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	12,625
Mezzanine Funds (AIE II)	20,459
Non-Performing Loan Fund (EPF)	51,463
Senior Credit Funds (COF I/COF II, Gulf Stream, CLOs)	233,139

Total Capital Market Funds	$317,686

Total	$1,295,027

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 15 to the consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income or fees of $75.3 million and $18.1 million relating to Fund VI and SOMA as of December 31, 2011, respectively.

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

One of the Company’s subsidiaries, Apollo Global Securities, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of December 31, 2011, there were no underwriting commitments outstanding related to such offerings.

In connection with the Gulf Stream acquisition, as discussed in Note 3 to the accompanying consolidated financial statements in this report, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. The contingent consideration liability has an Acquisition Date fair value of approximately $4.7 million, which was determined based on the present value of the estimated range of undiscounted incentive fee payable cash flows between $0 and approximately $8.7 million using a discount rate of 13.7%.

In connection with the CPI acquisition, as discussed in Note 3 to the accompanying consolidated financial statements, Apollo received cash of $15.5 million and acquired general partner interests in, and advisory agreements with, various real estate investment funds and co-investment vehicles and added to its team of real estate professionals. The consideration transferred in the acquisition is a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of December 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager and general partner for our funds and the sensitivity to movements in the fair value of their investments and resulting impact on carried interest income and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. For a discussion of the impact of market risk factors on our financial instruments refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Consolidation—Valuation of Investments.”

The fair value of our financial assets and liabilities of our funds may fluctuate in response to changes in the value of investments, foreign exchange, commodities and interest rates. The net effect of these fair value changes impacts the gains and losses from investments in our consolidated statements of operations. However, the majority of these fair value changes are absorbed by the Non-Controlling Interests.

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

Impact on Management Fees—Our management fees are based on one of the following:

•	capital commitments to an Apollo fund;

•	capital invested in an Apollo fund; or

•	the gross, net or adjusted asset value of an Apollo fund, as defined.

•	otherwise defined in the respective agreements.

Management fees could be impacted by changes in market risk factors and management could consider an investment permanently impaired as a result of (i) such market risk factors cause changes in invested capital or in market values to below cost, in the case of our private equity funds and certain capital markets funds, or (ii) such market risk factors causing changes in gross or net asset value, for the capital markets funds. The proportion of our management fees that are based on NAV is dependent on the number and types of our funds in existence and the current stage of each fund’s life cycle.

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

Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues and expenses will be adversely affected by changes in market conditions. Market risk is inherent in each of our investments and activities, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity prices, changes in the implied volatility of interest rates and price deterioration. For example, subsequent to the second quarter of 2007, debt capital markets around the world began to experience significant dislocation, severely limiting the availability of new credit to facilitate new traditional buyouts, and the markets remain volatile. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues, and the timing of realizations. These market conditions could have an impact on the value of investments and our rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse affects on our results from operations and our overall financial condition. We monitor our market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.

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

Certain of our entities hold derivatives instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which we enter into contracts to banks and investment banks who meet established credit and capital guidelines. We do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

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

Non-U.S. Operations—We conduct business throughout the world and are continuing to expand into foreign markets. We currently have offices outside the U.S. in London, Frankfurt, Luxembourg, Mumbai, Hong Kong and Singapore, and have been strategically growing our international presence. Our investments and revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. We also invest in the securities of corporations which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.

Sensitivity

Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of our funds’ underlying investments and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Valuation of Investments” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Fair Value Measurements.” We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact carried interest, also employ a variety of valuation methods of which no single methodology is used more than any other. A 10% change in any single key assumption or estimate that is employed by any of the valuation methodologies that we use will generally not have a material impact on our financial results. Changes in fair value will have the following impacts before a reduction of profit sharing expense and Non-Controlling Interests in the Apollo Operating Group and on a pre-tax basis on our results of operations for the years ended December 31, 2011 and 2010:

•

Management fees from the funds in our capital markets segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in capital markets funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our capital markets segment that were dependent upon estimated fair value during the years ended December 31, 2011 and 2010 would decrease by approximately $11.1 million and $9.3 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods. By contrast, a 10% increase in fair value would increase management fees for the years ended December 31, 2011 and 2010 by approximately $10.8 million and $9.3 million, respectively.

•

Management fees for our private equity funds range from 0.65% to 1.50% and are charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from private equity funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or if such change resulted in a write-down of investments below their associated invested capital.

•

Management fees earned from AAA and its affiliates range between 1.0% and 1.25% of AAA adjusted assets, defined as invested capital plus proceeds of any borrowings of AAA Investments, plus its cumulative distributable earnings at the end of each quarterly period (taking into account actual distributions but excluding the management fees relating to the period or any non-cash equity compensation expense), net of any amount AAA pays for the repurchase of limited partner interests, as well as capital invested in Apollo funds and temporary investments and any distributable earnings attributable thereto. Management fees earned from AAA Investments during the years ended December 31, 2011 and 2010 would increase or decrease by approximately $1.7 million and $1.4 million, respectively, if the fair values of the investments held by AAA Investments were 10% higher or lower during the same respective periods.

•	Carried interest income from most of our capital markets funds, which are quantified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment

Analysis”, are impacted directly by changes in the fair value of their investments. Carried interest income from most of our capital markets funds generally is earned based on achieving specified performance criteria. We anticipate that a 10% decline in the fair values of investments held by all of the capital markets funds at December 31, 2011 and 2010 would decrease consolidated carried interest income for the years ended December 31, 2011 and 2010 by approximately $121.4 million and $131.9 million, respectively. Additionally, the changes to carried interest income from most of our capital markets funds assume there is no loss in the fund for the relevant period. If the fund had a loss for the period, no carried interest income would be earned by us. By contrast, a 10% increase in fair value would increase consolidated carried interest income for the years ended December 31, 2011 and 2010 by approximately $115.2 million and $163.4 million, respectively.

•

Carried interest income from private equity funds generally is earned based on achieving specified performance criteria and is impacted by changes in the fair value of their fund investments. We anticipate that a 10% decline in the fair values of investments held by all of the private equity funds at December 31, 2011 and 2010 would decrease consolidated carried interest income for the years ended December 31, 2011 and 2010 by $230.6 million and $934.7 million, respectively. The effects on private equity fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. By contrast, a 10% increase in fair value would increase consolidated carried interest income for the year ended December 31, 2011 and 2010 by $231.5 million and $484.4 million, respectively.

•

For select Apollo funds, our share of investment income as a limited partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not included in our consolidated financial statements, our share of investment income is limited to our accrued compensation units and direct investments in the funds, which ranges from 0.001% to 6.450%. A 10% decline in the fair value of investments at December 31, 2011 and 2010 would result in an approximately $31.1 million and $28.3 million decrease in investment income at the consolidated level, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apollo Global Management, LLC

New York, New York

We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Global Management, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 8, 2012

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 AND DECEMBER 31, 2010

(dollars in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$738,679	$382,269
Cash and cash equivalents held at Consolidated Funds	6,052	—
Restricted cash	8,289	6,563
Investments	1,857,465	1,920,553
Assets of consolidated variable interest entities:
Cash and cash equivalents	173,542	87,556
Investments, at fair value	3,301,966	1,342,611
Other assets	57,855	36,754
Carried interest receivable	868,582	1,867,073
Due from affiliates	176,740	144,363
Fixed assets, net	52,683	44,696
Deferred tax assets	576,304	571,325
Other assets	26,976	35,141
Goodwill	48,894	48,894
Intangible assets, net	81,846	64,574

Total Assets	$7,975,873	$6,552,372

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$33,545	$31,706
Accrued compensation and benefits	45,933	54,057
Deferred revenue	232,747	251,475
Due to affiliates	578,764	517,645
Profit sharing payable	352,896	678,125
Debt	738,516	751,525
Liabilities of consolidated variable interest entities:
Debt, at fair value	3,189,837	1,127,180
Other liabilities	122,264	33,545
Other liabilities	33,050	25,695

Total Liabilities	5,327,552	3,470,953

Commitments and Contingencies (see note 16)

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 123,923,042 shares and 97,921,232 shares issued and outstanding at December 31, 2011, and 2010, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at December 31, 2011, and 2010	—	—
Additional paid in capital	2,939,492	2,078,890
Accumulated deficit	(2,426,197)	(1,937,818)
Appropriated partners’ capital	213,594	11,359
Accumulated other comprehensive loss	(488)	(1,529)

Total Apollo Global Management, LLC shareholders’ equity	726,401	150,902
Non-Controlling Interests in consolidated entities	1,444,767	1,888,224
Non-Controlling Interests in Apollo Operating Group	477,153	1,042,293

Total Shareholders’ Equity	2,648,321	3,081,419

Total Liabilities and Shareholders’ Equity	$7,975,873	$6,552,372

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands, except share data)

	2011	2010	2009
Revenues:
Advisory and transaction fees from affiliates	$81,953	$79,782	$56,075
Management fees from affiliates	487,559	431,096	406,257
Carried interest (loss) income from affiliates	(397,880)	1,599,020	504,396

Total Revenues	171,632	2,109,898	966,728

Expenses:
Compensation and benefits:
Equity-based compensation	1,149,753	1,118,412	1,100,106
Salary, bonus and benefits	251,095	249,571	227,356
Profit sharing expense	(63,453)	555,225	161,935
Incentive fee compensation	3,383	20,142	5,613

Total Compensation and Benefits	1,340,778	1,943,350	1,495,010
Interest expense	40,850	35,436	50,252
Professional fees	59,277	61,919	33,889
General, administrative and other	75,558	65,107	61,066
Placement fees	3,911	4,258	12,364
Occupancy	35,816	23,067	29,625
Depreciation and amortization	26,260	24,249	24,299

Total Expenses	1,582,450	2,157,386	1,706,505

Other Income:
Net (losses) gains from investment activities	(129,827)	367,871	510,935
Net gains from investment activities of consolidated variable interest entities	24,201	48,206	—
Gains from repurchase of debt	—	—	36,193
Income from equity method investments	13,923	69,812	83,113
Interest income	4,731	1,528	1,450
Other income, net	205,520	195,032	41,410

Total Other Income	118,548	682,449	673,101

(Loss) income before income tax provision	(1,292,270)	634,961	(66,676)
Income tax provision	(11,929)	(91,737)	(28,714)

Net (Loss) Income	(1,304,199)	543,224	(95,390)
Net loss (income) attributable to Non-Controlling Interests	835,373	(448,607)	(59,786)

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(468,826)	$94,617	(155,176)

Distributions Declared per Class A Share	$0.83	$0.21	$0.05

Net (Loss) Income Per Class A Share:
Net (Loss) Income Available to Class A Shareholders	$(468,826)	$94,617	$(155,176)

Net (Loss) Income Per Class A Share—Basic and Diluted	$(4.18)	$0.83	$(1.62)

Weighted Average Number of Class A Shares—Basic and Diluted	116,364,110	96,964,769	95,815,500

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands, except share data)

	2011	2010	2009
Net (Loss) Income	$(1,304,199)	$543,224	$(95,390)
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $855, $1,499 and $1,992 for Apollo Global Management, LLC and $0 for Non-Controlling Interests in Apollo Operating Group for all three years ended December 31, 2011, 2010 and 2009, respectively)	6,728	11,435	14,591
Net (loss) income on available-for-sale securities (from equity method investment)	(225)	343	—

Total Other Comprehensive Income, net of tax	6,503	11,778	14,591

Comprehensive (Loss) Income	(1,297,696)	555,002	(80,799)
Comprehensive Loss (Income) attributable to Non-Controlling Interests	1,032,502	(446,467)	(71,629)

Comprehensive (Loss) Income Attributable to Apollo Global Management, LLC	$(265,194)	$108,535	$(152,428)

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ (Deficit) Equity	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2009	97,324,541	1	$1,384,143	$(1,874,365)	$—	$(6,836)	$(497,058)	$822,843	$—	$325,785
Capital contributions	—	—	—	—	—	—	—	207	—	207
Non-cash contributions	—	—	(105)	—	—	—	(105)	4,301	—	4,196
Capital increase related to equity-based compensation	—	—	355,659	—	—	—	355,659	—	738,431	1,094,090
Distributions	—	—	(4,866)	—	—	—	(4,866)	—	(12,000)	(16,866)
Cash distributions	—	—	—	—	—	—	—	(12,387)	(17,950)	(30,337)
Non-cash distributions	—	—	(4,572)	—	—	—	(4,572)	4,273	—	(299)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,799)	—	—	—	(3,799)	3,799	—	—
Satisfaction of liability related to AAA RDUs	—	—	6,618	—	—	—	6,618	—	—	6,618
Repurchase of Class A shares	(1,700,000)	—	(3,485)	—	—	—	(3,485)	—	—	(3,485)
Net (loss) income	—	—	—	(155,176)	—	—	(155,176)	460,226	(400,440)	(95,390)
Net unrealized gain on interest rate swaps (net of taxes of $1,992 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	2,748	2,748	—	11,843	14,591

Balance at December 31, 2009	95,624,541	1	$1,729,593	$(2,029,541)	$—	$(4,088)	$(304,036)	$1,283,262	$319,884	$1,299,110

Transition adjustment relating to consolidation of variable interest entity	—	—	—	—	—	—	—	411,885	—	411,885
Capital increase related to equity-based compensation	—	—	376,380	—	—	—	376,380	—	735,698	1,112,078
Reclassification of equity-based compensation	—	—	(3,505)	—	—	—	(3,505)	—	—	(3,505)
Repurchase of Class A shares	(7,135)	—	(43)	—	—	—	(43)	—	—	(43)
Purchase of Class A shares	—	—	—	—	—	—	—	(48,768)	—	(48,768)
Capital contributions	—	—	—	—	—	—	—	187	—	187
Cash distributions	—	—	—	—	—	—	—	(160,316)	—	(160,316)
Distributions	—	—	(24,115)	—	—	—	(24,115)	(6,602)	(50,400)	(81,117)
Distributions related to deliveries of Class A shares for RSUs	2,303,826	—	—	(2,876)	—	—	(2,876)	—	—	(2,876)
Non-cash distributions	—	—	—	(18)	—	—	(18)	(590)	—	(608)
Deconsolidation of fund	—	—	—	—	—	—	—	(7,204)	—	(7,204)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(7,014)	—	—	—	(7,014)	7,014	—	—
Satisfaction of liability related to AAA RDUs	—	—	7,594	—	—	—	7,594	—	—	7,594

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CHANGES (CONT’D)

IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ (Deficit) Equity	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Net income	—	—	—	94,617	11,359	—	105,976	409,356	27,892	543,224
Net income on available-for-sale securities (from equity method investment)	—	—	—	—	—	343	343	—	—	343
Net unrealized gain on interest rate swaps (net of taxes of $1,499 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	2,216	2,216	—	9,219	11,435

Balance at December 31, 2010	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419

Balance at January 1, 2011	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419
Issuance of Class A shares	21,500,000	—	382,488	—	—	—	382,488	—	—	382,488
Dilution impact of issuance of Class A shares	—	—	132,709	—	—	(356)	132,353	—	(127,096)	5,257
Capital increase related to equity-based compensation	—	—	451,543	—	—	—	451,543	—	696,361	1,147,904
Capital contributions	—	—	—	—	—	—	—	—	—	—
Cash distributions	—	—	—	—	—	—	—	(322,225)	—	(322,225)
Distributions	—	—	(115,139)	—	—	—	(115,139)	(27,284)	(199,199)	(341,622)
Distributions related to deliveries of Class A shares for RSUs	4,631,906	—	11,680	(17,081)	—	—	(5,401)	—	—	(5,401)
Repurchase for net settlement of Class A shares	(130,096)	—	—	(2,472)	—	—	(2,472)	—	—	(2,472)
Non-cash distributions	—	—	—	—	—	—	—	(3,176)	—	(3,176)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,524)	—	—	—	(6,524)	6,524	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net (loss) income	—	—	—	(468,826)	202,235	—	(266,591)	(97,296)	(940,312)	(1,304,199)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(225)	(225)	—	—	(225)
Net unrealized gain on interest rate swaps (net of taxes of $855 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	1,622	1,622	—	5,106	6,728

Balance at December 31, 2011	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands, except share data)

	2011	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(1,304,199)	$543,224	$(95,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity-based compensation	1,149,753	1,118,412	1,100,106
Depreciation and amortization	11,132	11,472	11,622
Amortization of intangible assets	15,128	12,777	12,677
Amortization of debt issuance costs	511	44	28
Losses from investment in HFA	5,881	—	—
Non-cash interest income	(2,486)	—	—
Income from equity awards received for directors’ fees	(19)	—	—
Income from equity method investment	(13,923)	(69,812)	(83,113)
Waived management fees	(23,549)	(24,826)	(19,738)
Non-cash compensation expense related to waived management fees	23,549	24,826	19,738
Deferred taxes, net	10,580	71,241	19,059
Gain on business acquisitions and dispositions	(196,193)	(29,741)	—
Impairment of fixed assets	—	3,101	—
Loss related to general partner commitment	—	—	(38,444)
Loss on assets held for sale	—	2,768	—
Loss on disposal of fixed assets	570	831	847
Gain from repurchase of debt	—	—	(36,193)
Other	—	—	(584)
Changes in assets and liabilities:
Carried interest receivable	998,491	(1,383,219)	(406,769)
Due from affiliates	(30,241)	(11,066)	11,681
Other assets	(7,019)	(7,880)	28,928
Accounts payable and accrued expenses	3,079	(5,052)	(8,189)
Accrued compensation and benefits	(6,128)	24,931	(4,027)
Deferred revenue	(21,934)	(69,949)	(45,279)
Due to affiliates	43,767	(33,529)	(4,284)
Profit sharing payable	(325,229)	503,589	144,460
Other liabilities	5,778	(7,573)	7,267
Apollo Funds related:
Net realized losses (gains) from investment activities	11,313	(4,931)	—
Net unrealized losses (gains) from investment activities	113,114	(416,584)	(471,907)
Net realized gains on debt	(41,819)	(21,231)	—
Net unrealized losses on debt	19,880	55,040	—
Distributions from investment activities	30,248	58,368	—
Cash transferred in from consolidated funds	6,052	38,033	—
Change in cash held at consolidated variable interest entities	(17,400)	(87,556)	—
Purchases of investments	(1,294,477)	(1,240,842)	(40,000)
Proceeds from sale of investments and liquidating distributions	1,530,194	627,278	5,497
Change in other assets	(7,109)	(8,086)	—
Change in other liabilities	56,526	107,891	—

Net Cash Provided by (Used in) Operating Activities	743,821	(218,051)	107,993

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands, except share data)

	2011	2010	2009
Cash Flows from Investing Activities:
Purchases of fixed assets	(21,285)	(5,601)	(15,849)
Proceeds from disposals of fixed assets	631	—	—
Cash received from business acquisition and disposition	—	21,624	—
Cash paid for acquisition	—	(1,354)	—
Purchase of investments in HFA (see note 4)	(52,142)	—	—
Investment in Senior Loan Fund (see note 4)	(26,000)	—	—
Acquisition of Gulf Stream (see note 3)	(29,632)	—	—
Cash contributions to equity method investments	(64,226)	(63,459)	(42,522)
Cash distributions from equity method investments	64,844	38,868	42,475
Change in restricted cash	(1,726)	255	(974)

Net Cash Used in Investing Activities	$(129,536)	$(9,667)	$(16,870)

Cash Flows from Financing Activities:
Issuance of Class A shares	$383,990	$—	$—
Repurchase of Class A shares	(2,472)	(43)	(3,485)
Principal repayments on debt and repurchase of debt	(1,939)	(182,309)	(55,783)
Debt issuance costs	—	(3,085)	—
Issuance costs	(1,502)	—	—
Distributions related to deliveries of Class A shares for RSUs	(17,081)	(2,876)	—
Distributions to Non-Controlling Interests in consolidated entities	(13,440)	(13,628)	(12,387)
Contributions from Non-Controlling Interests in consolidated entities	—	187	207
Distributions paid	(102,598)	(21,284)	(4,866)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(199,199)	(50,400)	(12,000)
Distributions to Non-Controlling Interests in Apollo Operating Group	—	—	(17,950)
Apollo Funds related:
Issuance of debt	454,356	1,050,377	—
Principal repayment on term loans	(415,869)	(331,120)	—
Purchase of AAA shares	—	(48,768)	—
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(308,785)	(146,688)	—
Distributions paid to Non-Controlling Interests in consolidated entities	(27,284)	(6,602)	—

Net Cash (Used in) Provided by Financing Activities	(251,823)	243,761	(106,264)

Net Increase (Decrease) in Cash and Cash Equivalents	362,462	16,043	(15,141)
Cash and Cash Equivalents, Beginning of Period	382,269	366,226	381,367

Cash and Cash Equivalents, End of Period	$744,731	$382,269	$366,226

Supplemental Disclosure of Cash Flow Information:
Interest paid	$49,296	$38,317	$51,850
Interest paid by consolidated variable interest entities	20,892	12,522	—
Income taxes paid	10,732	13,468	6,652
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions on equity method investments	9,847	—	1,802
Non-cash distributions from equity method investments	(703)	—	—
Non-cash sale of assets held-for-sale for repayment of CIT loan	(11,069)	—	—
Non-cash distributions from investing activities	3,176	—	—
Profit interests received in Fund VII	—	—	1,510
Change in accrual for purchase of fixed assets	967	(814)	3,649

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands, except share data)

	2011	2010	2009
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	$—	$(18)	$(4,572)
Declared and unpaid distributions	(12,541)	(2,831)	—
Non-cash distributions to Non-Controlling Interests in consolidated entities	(3,176)	(590)	(4,273)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	696,361	735,698	738,431
Non-cash contributions from Non-Controlling Interests in consolidated entities	—	—	4,301
Unrealized gain on interest rate swaps to Non-Controlling Interests in Apollo Operating Group, net of taxes	5,106	9,219	11,843
Satisfaction of liability related to AAA RDUs	3,845	(7,594)	(6,618)
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	6,524	7,014	3,799
Net transfer of AAA ownership interest from AGM	(6,524)	(7,014)	(3,799)
Unrealized gain on interest rate swaps	2,477	3,715	4,741
Unrealized (loss) gain on available for sale securities (from equity method investment)	(225)	343	—
Capital increases related to equity-based compensation	451,543	376,380	355,659
Dilution impact of issuance of Class A shares	132,353	—	—
Dilution impact of issuance of Class A shares on Non-Controlling Interests in Apollo Operating Group	(127,096)	—	—
Non-cash contributions	—	—	105
Deferred tax asset related to interest rate swaps	(855)	(1,499)	(1,993)
Reclassification of equity-based compensation	—	(3,505)	—
Reclass of fixed assets to assets held for sale	—	11,331	—
Tax benefits related to deliveries of Class A shares for RSUs	(11,680)	—	—
Satisfaction of liability related to repayment on CIT loan	11,069	—	—
Net Assets Transferred from Consolidated Funds:
Cash	6,052	38,033	—
Investments	24,213	—	—
Other assets	609	443	—
Other liabilities	(4,874)	—	—
Net Assets Transferred from Consolidated Variable Interest Entities:
Cash	68,586	—	—
Investments	2,195,986	1,102,114	—
Other assets	14,039	28,789	—
Debt	(2,046,157)	(706,027)	—
Other liabilities	(31,959)	(12,991)	—
Net Assets of Deconsolidated Variable Interest Entities:
Investments	—	419,198	—
Other assets	—	5,180	—
Debt	—	(329,836)	—
Other liabilities	—	(87,338)	—

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apollo Global Management, LLC and its consolidated subsidiaries (the “Company” or “Apollo”), is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise and invest private equity, capital markets and real estate funds as well as managed accounts, on behalf of pension and endowment funds, as well as other institutional and high net worth individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees for the investments made and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Capital markets—primarily invests in non-control debt and non-control equity investments, including distressed debt securities; and

•

Real estate—invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but in which the Company has a controlling financial interest. Intercompany accounts and transactions have been eliminated upon consolidation.

Reorganization of the Company

The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan (the “Managing Partners”).

As of December 31, 2011, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC (“APO Asset”), a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC (“APO (FC)”), an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 34.1% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned general partners.

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and the Company’s other partners (the “Contributing Partners”) indirectly own (through Holdings) Apollo Operating Group units (“AOG Units”) that represent 65.9% of the economic interests in the Apollo Operating Group as of December 31, 2011. The Company consolidates the financial

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.

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

The Company has historically consolidated Apollo Commodities Trading Fund, L.P. In April 2010, the Company became the sole investor in the master and feeder fund structure of Apollo Metals Trading Fund, L.P. (the “Metals Trading Fund”) and Apollo Commodities Trading Fund, L.P., respectively, and began to consolidate the Metals Trading Fund. The Metals Trading Fund and Apollo Commodities Trading Fund were liquidated prior to December 31, 2010.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds in which the general partner is presumed to have control (e.g., AP Alternative Assets, L.P., a Guernsey limited partnership that, through AAA Investments L.P., its investment partnership, generally invests alongside certain of the Company’s private equity funds and directly in certain of its capital markets funds and in other transactions that the Company sponsors and manages (“AAA”) and Apollo Credit Senior Loan Fund, L.P. (“Apollo Senior Loan Fund”)). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the variability of the entity.

Under both the previous and amended consolidation rules, the determination of whether an entity in which Apollo holds a variable interest is a VIE requires judgments which include determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, determining whether two or more parties’ equity interests should be aggregated, and determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. Under both the previous and amended consolidation rules, Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continuously. The consolidation analysis can generally be performed qualitatively. However, if it is not readily apparent whether Apollo is the primary beneficiary, a quantitative expected losses and expected residual returns calculation will be performed. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective Apollo fund may affect an entity’s status as a VIE or the determination of the primary beneficiary.

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE. The use of these judgments has a material impact to certain components of Apollo’s consolidated financial statements.

The only VIE formed prior to 2010, the adoption date of amended consolidation guidance, was consolidated as of the date of transition resulting in recognition of the assets and liabilities of the consolidated VIE at fair value and recognition of a cumulative effect transition adjustment presented as a component of Non-Controlling Interests in Consolidated Entities in the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2010. The transition adjustment is classified as a component of Non-Controlling Interest rather than an adjustment to appropriated partners’ capital because the VIE is funded with equity and 100% of the equity ownership of the VIE is held by unconsolidated Apollo funds and one unaffiliated third party. Changes in the fair value of assets and liabilities and the related interest, dividend and other income for this VIE are recorded within Non-Controlling Interests in consolidated entities in the consolidated statement of financial condition and within net gains from investment activities of consolidated VIEs and net (income) loss attributable to Non-Controlling Interests in the consolidated statement of operations.

Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income are presented within appropriated partners’ capital in the consolidated statement of financial condition as these VIEs are funded solely with debt and within net gains from investment activities of consolidated variable interest entities and net (income) loss attributable to Non-Controlling Interests in the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

consolidated statement of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the consolidated statement of financial condition as of December 31, 2011 and 2010.

Refer to additional disclosures regarding VIEs in note 5. Intercompany transactions and balances, if any, have been eliminated in the consolidation.

Equity Method Investments—For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the consolidated statements of operations. The carrying amounts of equity method investments are reflected in investments in the consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities are at fair value.

Non-Controlling Interest—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the consolidated financial statements. The Non-Controlling Interest relating to Apollo Global Management, LLC primarily includes the 65.9% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 98% ownership interest held by limited partners in AAA as of December 31, 2011. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s consolidated statements of financial condition; net income (loss) includes the net income (loss) attributed to the Non-Controlling Interest holders on the Company’s consolidated statements of operations; the primary components of Non-Controlling Interest are separately presented in the Company’s consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities; and profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

Cash and Cash Equivalents—Apollo considers all highly liquid short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit in interest-bearing accounts with major financial institutions exceed insured limits.

Restricted Cash—Restricted cash represents cash deposited at a bank, which is pledged as collateral in connection with leased premises.

Revenues—Revenues are reported in three separate categories that include (i) advisory and transaction fees from affiliates, which relate to the investments of the funds and may include individual monitoring agreements with the portfolio companies and debt investment vehicles of the private equity funds and capital markets funds;

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(ii) management fees from affiliates, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income (loss) from affiliates, which is normally based on the performance of the funds subject to preferred return.

Advisory and Transaction Fees from Affiliates—Advisory and transaction fees, including directors’ fees are recognized when the underlying services rendered are substantially completed in accordance with the terms of their transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to private equity fund transactions that are not consummated (“Broken Deal Costs”). Refer to the “Pending Deal Costs” policy below for information regarding how and when the Company accounts for Broken Deal Costs.

As a result of providing advisory services to certain private equity and capital markets portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations. The amounts due from portfolio companies are included in “Due from Affiliates,” which is discussed further in note 15. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to Advisory and Transaction Fees from Affiliates in the consolidated statements of operations.

Management Fees from Affiliates—Management fees for private equity funds, real estate funds and certain capital markets funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements.

Carried Interest Income from Affiliates—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on funds’ capital, depending upon performance. Performance-based fees are assessed as a percentage of the investment performance of the funds. The carried interest income from affiliates for any period is based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the consolidated statements of financial condition. The carried interest income may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to affiliates, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

Management Fee Waiver and Notional Investment Program—Under the terms of certain investment fund partnership agreements, Apollo may from time to time elect to forgo a portion of the management fee revenue that is due from the funds and instead receive a right to a proportionate interest in future distributions of profits of those funds. Waived fees recognized during the period are included in management fees from affiliates in the consolidated statements of operations. This election allows certain employees of Apollo to waive a portion of their respective share of future income from Apollo and receive, in lieu of a cash distribution, title and ownership of the profits interests in the respective fund. Apollo immediately assigns the profits interests received to its employees. Such assignments of profits interests are treated as compensation and benefits when assigned.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset. When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the management company receives cash for advisory and transaction fees, a certain percentage is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is classified as deferred revenue in the consolidated statements of financial condition. As the management fees earned by the management company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to advisory and transaction fees in the consolidated statements of operations.

Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is classified as deferred revenue in the consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed.

Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement costs in connection with the offering and sale of interests in the funds to investors. The placement fees are payable to placement agents, who are independent third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering and marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors, when a limited partner either commits or funds a commitment to a fund. In certain instances the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.

Interest and Other Income—Apollo recognizes security transactions on the trade date. Interest income is recognized as earned on an accrual basis. Discounts and premiums on securities purchased are accreted or amortized over the life of the respective securities using the effective interest method. Realized gains and losses are recorded based on the specific identification method.

Due from/to Affiliates—Apollo considers its existing partners, employees, certain former employees, portfolio companies of the funds and non-consolidated private equity, capital markets and real estate funds to be affiliates or related parties.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option was elected and the unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, respectively, in the consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

Real Estate Investments—For the CMBS portfolio of Apollo’s funds, the estimated fair value is determined by reference to market prices provided by certain dealers who make a market in these financial instruments.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Loans that the funds plan to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value. For the illiquid investments, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 12), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 12, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $752.2 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation.

Fair Value Option—Apollo has elected the fair value option for the convertible notes issued by HFA and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has elected to separately present interest income in the consolidated statement of operations from other changes in the fair value of the convertible notes issued by HFA. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. Refer to note 5 for further disclosure on financial instruments of the consolidated VIEs for which the fair value option has been elected.

Interest Rate Swap Agreements—Apollo recognizes derivatives as either an asset or liability measured at fair value. In order to reduce interest rate risk, Apollo entered into interest rate swap agreements which were formally designated as cash flow hedges. To qualify for cash flow hedge accounting, interest rate swaps must meet certain criteria, including (a) the items to be hedged expose Apollo to interest rate risk and (b) the interest rate swaps are highly effective in reducing Apollo’s exposure to interest rate risk. Apollo formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, its strategy for undertaking the hedge transaction and Apollo’s evaluation of effectiveness. Effectiveness is periodically assessed based upon a comparison of the relative changes in the cash flows of the interest rate swaps and the items being hedged.

For derivatives that have been formally designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are recorded in accumulated other comprehensive (loss) income (“OCI”).

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Amounts in OCI are reclassified into earnings when interest expense on the underlying borrowings is recognized. If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations.

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

Pending Deal Costs

Pending deal costs consist of certain costs incurred (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) related to private equity and capital markets fund transactions that we are pursuing but which have not yet been consummated. These costs are deferred until such transactions are broken or successfully completed. A transaction is determined to be broken upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreements, in the event the deal is broken, all of the costs are reimbursed by the funds and considered in the calculation of the Management Fee Offset. These offsets are included in Advisory and Transaction Fees from Affiliates in the Company’s consolidated statements of operations. If a deal is successfully completed, Apollo is reimbursed by the fund or a fund’s portfolio company for all costs incurred.

Fixed Assets

Fixed Assets consist primarily of ownership interests in aircraft, leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the assets’ estimated useful lives and in the case of leasehold improvements the lesser of the useful life or the term of the lease. Aircraft engine overhauls are capitalized and depreciated until the next expected overhaul. Expenditures for repairs and maintenance are charged to expense when incurred. The Company evaluates long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Business Combinations—The Company accounts for acquisitions using the purchase method of accounting in accordance with U.S. GAAP. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method amortization. At June 30, 2011, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets at such time.

Profit Sharing Payable—Profit sharing payable represents the amounts payable to employees and former employees who are entitled to a proportionate share of carried interest income in one or more funds. The liability is calculated based upon the changes to realized and unrealized carried interest and is therefore not payable until the carried interest itself is realized.

Debt Issuance Costs—Debt issuance costs consist of costs incurred in obtaining financing and are amortized over the term of the financing using the effective interest method. These costs are included in Other Assets on the consolidated statements of financial condition.

Foreign Currency—The Company may, from time to time, hold foreign currency denominated assets and liabilities. Such assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. The functional currency of the Company’s international subsidiaries is the U.S. Dollar, as their operations are considered an extension of U.S. parent operations. Non-monetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability. The results of the Company’s foreign operations are normally remeasured using an average exchange rate for the respective reporting period. All currency remeasurement adjustments are included within other income (loss), net in the consolidated statements of operations. Gains and losses on the settlement of foreign currency transactions are also included within other income (loss), net in the consolidated statements of operations.

Compensation and Benefits

The components of compensation and benefits have been expanded in the consolidated statements of operations in 2009 and 2010 to conform with the 2011 presentation.

Equity-Based Compensation—Equity-based compensation is measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. The Company estimates forfeitures for equity-based awards that are not expected to vest. Equity-based awards granted to non-employees for services provided to the affiliates are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.

Salaries, Bonus and Benefits—Salaries, bonus and benefits includes base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are accrued over the service period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

From time to time, the Company may assign profits interests received in lieu of management fees to certain investment professionals. Such assignments of profits interests are treated as compensation and benefits when assigned.

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In June 2011, the Company adopted a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying consolidated financial statements.

Incentive Fee Compensation—Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the year. Incentive fee compensation expense is recognized on accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal until the carried interest income crystallizes.

Other Income (Loss)

Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening balance sheet date and the closing balance sheet date. The consolidated financial statements include the net realized and unrealized gains (losses) of AAA and the investment in HFA discussed in note 4.

Net Gains from Investment Activities of Consolidated Variable Interest Entities—Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the consolidated statements of operations.

Comprehensive (Loss) Income—U.S. GAAP guidance establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. U.S. GAAP requires that the Company classify items of OCI by their nature in the financial statements and display the accumulated balance of OCI separately in the shareholders’ equity section of the Company’s consolidated statements of financial condition. Comprehensive income (loss) consists of net income (loss) and OCI. Apollo’s OCI is primarily comprised of the effective portion of changes in the fair value of the interest rate swap agreements discussed previously. If, at any time, any of the Company’s subsidiaries’ functional currency becomes non-U.S. dollar denominated, the Company will record foreign currency cumulative translation adjustments in OCI.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

Net Income (Loss) Per Class A Share—U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

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

Use of Estimates—The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, non-cash compensation and fair value of investments and debt in the consolidated and unconsolidated funds and VIEs. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In April 2011, the FASB amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued an update which includes amendments that result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Certain of the amendments could change how the fair value measurement guidance is applied including provisions related to highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, fair value of an instrument classified in a reporting entity’s shareholders’ equity, and additional disclosure requirements about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011 for public entities and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued an update which includes amendments that eliminate the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity and requires entities to report components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. In a single continuous statement, entities must include the components of net income, a total for net income, the components of OCI, a total for OCI, and a total for comprehensive income. Under the two separate but continuous statements approach, the first statement would include components of net income, consistent with the income statement format used today, and the second statement would include components of OCI. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to this update deferring changes related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this guidance will not have an impact on the Company’s consolidated financial statements as the Company presents a separate statement of comprehensive income.

In September 2011, the FASB issued an update which amends the guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to perform a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued amended guidance which will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity’s financial statements to evaluate the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.

3. ACQUISITIONS AND BUSINESS COMBINATIONS

Business Combinations

Gulf Stream

On October 24, 2011 (the “Acquisition Date”), the Company completed its previously announced acquisition (the “Acquisition”) of 100% of the membership interests of Gulf Stream Asset Management, LLC (“Gulf Stream”), a manager of collateralized loan obligations. The Acquisition was consummated by the Company for total consideration at fair value of approximately $38.3 million.

The transaction broadens Apollo’s existing senior credit business by expanding our credit coverage as well as investor relationships and increases the Assets Under Management of Apollo’s capital markets.

Consideration exchanged at closing consisted of payment of approximately $29.6 million, of which $6.7 million was used to repay subordinated notes and debt due to the existing shareholder on behalf of Gulf Stream. The Company funded the consideration exchanged at closing from its existing cash resources. Additional consideration of $4.0 million having an acquisition date fair value of $3.9 million will be paid to the former owners of Gulf Stream on the fourteen-month anniversary of the closing date. The Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. The contingent consideration liability has an Acquisition Date fair value of approximately $4.7 million, which was determined based on the present value of the estimated range of undiscounted incentive fee payable cash flows between $0 and approximately $8.7 million using a discount rate of 13.7%.

Tangible assets acquired in the Acquisition consisted of a management fee receivable. Intangible assets acquired consisted primarily of certain management contracts providing economic rights to senior fees, subordinate fees, and incentive fees from existing CLOs managed by Gulf Stream. Additionally, as part of the Acquisition, the Company acquired the assets and liabilities of six consolidated CLOs.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The Company has performed an analysis and an evaluation of the net assets acquired and liabilities assumed. The estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed as of the Acquisition Date resulting in a bargain purchase gain of approximately $195.5 million. The bargain purchase gain is reflected in other income, net within the consolidated statements of operations with a corresponding amount reflected in appropriated partners’ capital within the consolidated statements of changes in shareholders’ equity. The estimated fair values for the net assets acquired and liabilities assumed are summarized in the following table:

Tangible Assets:
Receivable, management fees	$1,720
Total assets of consolidated CLOs	2,278,612

Intangible Assets:
Management Contracts	32,400

Fair Value of Assets Acquired	2,312,732

Liabilities assumed:
Deferred Tax Liability	871
Total liabilities of consolidated CLOs	2,078,117

Fair Value of Liabilities Assumed	2,078,988

Fair Value of Net Assets Acquired	233,744

Less: Fair Value of Consideration Transferred	38,290

Gain on Acquisition	$195,454

The Company’s rights under all management contracts acquired will be amortized over six years. The management contract valuation and related amortization are as follows:

	Weighted Average Useful Life in Years	December 31, 2011

Management contracts	3.7	$32,400
Less: Accumulated amortization		(284)

Net intangible assets		$32,116

The results of operations of the acquired business since the Acquisition Date included in the Company’s consolidated statements of operations for the period from October 24, 2011 to December 31, 2011 were as follows:

For the Period from October 24, 2011 to December 31, 2011
Total Revenues	$2,107
Net Income Attributable to Non-Controlling Interest	$194,852
Net Income Attributable to Apollo Global Management, LLC	$473

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Unaudited Supplemental Pro Forma Information

Unaudited supplemental pro forma results of operations of the combined entity for the years ended December 31, 2011 and 2010, assuming the Gulf Stream acquisition had occurred as of January 1, 2010 are presented below. This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the Acquisition been completed on January 1, 2010, nor does it purport to be indicative of any future results.

	For the Year Ended December 31,
	2011	2010
	(in million, except for share data)
Total Revenues	$174.9	$2,115.7
Net (Income) Loss Attributable to Non-Controlling Interest	$(1,097.1)	$652.1
Net (Loss) Income Attributable to Apollo Global Management, LLC	$(468.7)	$95.9

Net (Loss) Income per Class A Share:
Net (Loss) Income per Class A Share—Basic and Diluted	$(4.18)	$0.84
Weighted Average Number of Class A Shares—Basic and Diluted	116,364,110	96,964,769

The 2011 and 2010 supplemental pro forma earnings include an adjustment to exclude $4.9 million and $9.7 million, respectively of compensation expense not expected to recur due to termination of certain contractual arrangements as part of the closing of the Acquisition.

Other Acquisitions

On February 1, 2010, the Company acquired substantially all of the assets of a limited company incorporated under the laws of Hong Kong and related entities thereto. The Company paid cash consideration of $1.4 million for identifiable assets with a combined fair value of $0.4 million, which resulted in $1.0 million of additional goodwill.

CPI

On November 12, 2010, Apollo completed the acquisition of substantially all of the assets of Citi Property Investors (“CPI”), the real estate investment management group of Citigroup Inc. CPI had AUM of approximately $3.6 billion as of December 31, 2010. CPI is an integrated real estate investment platform with investment professionals located in Asia, Europe and North America. As part of the acquisition, Apollo received cash of $15.5 million and acquired general partner interests in, and advisory agreements with, various real estate investment funds and co-invest vehicles and added to its team of real estate professionals. The consideration transferred in the acquisition is a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of November 12, 2010. The acquisition was accounted for as a business combination and the Company recorded a $24.1 million gain on acquisition which is included in Other Income (Loss), Net in the accompanying consolidated statements of operations for the year ended December 31, 2010.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The finite-life intangible assets relate to management contracts associated with the CPI funds. The fair value of the management contracts was estimated to be $8.3 million. The Company also received $15.5 million of cash and recorded a receivable valued at $1.5 million as of December 31, 2010.

The Company has performed an analysis and an evaluation of the net assets acquired and liabilities assumed. The Company has determined the following estimated fair values for the acquired assets and liabilities assumed:

Tangible Assets:
Cash	$15,468
Receivables, at fair value	1,500
Intangible Assets:
Management Contracts	8,300

Total Assets	25,268
Less: Contingent consideration, at fair value	(1,200)

Gain on Acquisition	$24,068

The estimated useful life of the management contracts is 2.5 years. The Company is amortizing the management contracts over their estimated useful life using the straight-line method.

	Useful Life in Years	December31, 2011	December 31, 2010
Management contracts	2.5	$8,300	$8,300
Less: Accumulated amortization of intangibles		(3,761)	(433)

Net identified intangible assets, at fair value		$4,539	$7,867

Stone Tower

On December 16, 2011, Apollo announced that it has agreed to merge Stone Tower Capital LLC and its related management companies, a leading alternative credit manager with approximately $18 billion of assets under management, into Apollo’s capital markets business. The transaction is subject to the satisfaction of certain conditions and is expected to close in April 2012, subject to satisfaction of closing conditions.

Intangible Assets

Intangible assets, net consists of the following:

	As of December 31,
	2011	2010
Finite-lived intangible assets/management contracts	$141,000	$108,600
Accumulated amortization	(59,154)	(44,026)

Intangible assets, net	$81,846	$64,574

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The changes in intangible assets, net consist of the following:

	For the Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$64,574	$69,051	$81,728
Amortization expense	(15,128)	(12,777)	(12,677)
Acquisitions	32,400	8,300	—

Balance, end of year	$81,846	$64,574	$69,051

Amortization expense related to intangible assets, including the intangible assets related to acquisitions and the intangible assets as part of the acquisitions of Non-Controlling Interests in the Apollo Operating Group was $15.1 million, $12.8 million and $12.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2012	2013	2014	2015	2016	There- After	Total
Amortization of intangible assets	$21,987	$14,842	$9,598	$9,864	$7,120	$18,053	$81,464

4. INVESTMENTS

The following table represents Apollo’s investments:

	December 31, 2011	December 31, 2010
Investments, at fair value	$1,552,122	$1,637,091
Other investments	305,343	283,462

Total Investments	$1,857,465	$1,920,553

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Investments at Fair Value

Investments at fair value consist of financial instruments held by AAA, the investment in HFA, Senior Loan Fund, other investments held at fair value and investments of consolidated VIEs as discussed further in note 5. As of December 31, 2011 and 2010, the net assets of the consolidated funds and VIEs were $1,724.2 million and $1,951.6 million, respectively. The following investments, except the investment in HFA and other investments, are presented as a percentage of net assets of the consolidated funds and VIEs:

	December 31, 2011					December 31, 2010
Investments, at Fair Value— Affiliates	Fair Value			Cost	% of Net Assets of Consolidated Funds and VIEs	Fair Value			Cost	% of Net Assets of Consolidated Funds and VIEs
	Private Equity	Capital Markets	Total			Private Equity	Capital Markets	Total
Investments, at fair value:
AAA	$1,480,152	$—	$1,480,152	$1,662,999	85.9%	$1,637,091	$—	$1,637,091	$1,695,992	83.9%
Investments held by Senior Loan Fund	—	24,213	24,213	24,569	1.4	—	—	—	—	—
HFA	—	46,678	46,678	54,628	N/A	—	—	—	—	—
Other	1,079	—	1,079	2,881	N/A	—	—	—	—	—

Total	$1,481,231	$70,891	$1,552,122	$1,745,077	87.3%	$1,637,091	$—	$1,637,091	$1,695,992	83.9%

Securities

At December 31, 2011 and 2010, the sole investment of AAA was its investment in AAA Investments, L.P. (“AAA Investments”). The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the consolidated funds and VIEs as of the aforementioned dates:

	December 31, 2011
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds and VIEs
Apollo Life Re Ltd.	Equity	$358,241	$430,800	25.0%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	105,889	164,811	9.6
Rexnord Corporation	Equity	37,461	139,100	8.1
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	88,166	86,329	5.0
LeverageSource, L.P.	Equity	139,913	102,834	6.0

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

AAA Investments owns equity as a private equity co-investment in Caesars Entertainment Corporation (formerly known as Harrah’s Entertainment, Inc.) and AAA Investments has an ownership interest in LeverageSource, L.P., which owns debt of Caesars Entertainment Corporation. At December 31, 2010, AAA Investments’ combined share of these debt and equity investments was greater than 5% of the net assets of the consolidated funds and VIEs and was valued at $102.8 million. In addition to AAA Investments’ private equity co-investment in Momentive Performance Materials Holdings Inc. (“Momentive”) noted above, AAA Investments has an ownership interest in the debt of Momentive. AAA Investments’ combined share of these debt and equity investments is valued at $85.9 million and $138.8 million at December 31, 2011 and December 31, 2010, respectively. At December 31, 2010, AAA Investments’ combined share of these debt and equity investments was greater than 5% of the net assets of the consolidated funds and VIEs. Furthermore, AAA Investments owns equity, as a private equity co-investment, and debt, through its investment in Autumnleaf, L.P. and Apollo Fund VI BC, L.P., in CEVA Logistics. AAA Investments’ combined share of these debt and equity investments was valued at $75.2 million and $124.6 million as of December 31, 2011 and 2010, respectively. At December 31, 2010, AAA Investments’ combined share of these debt and equity investments was greater than 5% of the net assets of the consolidated funds and VIEs. Apollo Strategic Value Offshore Fund, Ltd. (the “Apollo Strategic Value Fund”) has an ownership interest in a special purpose vehicle, Apollo VIF/SVF Bradco LLC, which owns interests in Bradco Supply Corporation. AAA Investments’ share of this investment is valued at $80.9 million at December 31, 2011.

Apollo Strategic Value Fund primarily invests in the securities of leveraged companies in North America and Europe through three core strategies: distressed investments, value-driven investments and special opportunities. In connection with the redemptions requested by AAA Investments of its investment in Apollo Strategic Value Fund, the remainder of AAA Investments’ investment in the Apollo Strategic Value Fund was converted into liquidating shares issued by the Apollo Strategic Value Fund. The liquidating shares were initially allocated a pro rata portion of each of the Apollo Strategic Value Fund’s existing investments and liabilities, and as those investments are sold, AAA Investments is allocated the proceeds from such disposition less its proportionate share of any current expenses incurred by the Apollo Strategic Value Fund.

Apollo Asia Opportunity Offshore Fund, Ltd. (“Asia Opportunity Fund”) is an investment vehicle that seeks to generate attractive risk-adjusted returns across market cycles by capitalizing on investment opportunities created by the increasing demand for capital in the rapidly expanding Asian markets. In connection with a

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

redemption requested by AAA Investments of its investment in Asia Opportunity Fund, a portion of AAA Investments’ investment was converted into liquidating shares issued by the Asia Opportunity Fund. The liquidating shares were initially allocated a pro rata portion of each of the Asia Opportunity Fund’s existing investments and liabilities, and as those investments are sold, AAA Investments is allocated the proceeds from such disposition less its proportionate share of any current expenses incurred or reserves set by the Asia Opportunity Fund. At December 31, 2011 and 2010, the liquidating shares of Asia Opportunity Fund had a fair value of $26.1 million and $45.0 million, respectively.

Apollo Life Re Ltd. is an Apollo-sponsored vehicle that owns the majority of the equity of Athene Holding Ltd., (“Athene”), the parent of Athene Life Re Ltd., a Bermuda-based reinsurance company focused on the life reinsurance sector, Athene Annuity & Life Assurance Company, a recently acquired Delaware-domiciled (formerly South Carolina domiciled) stock life insurance company focused on retail sales and reinsurance in the retirement services market, Investors Insurance Corporation, a recently acquired Delaware-domiciled stock life insurance company focused on the retirement services market and Athene Life Insurance Company, a recently organized Indiana-domiciled stock life insurance company focused on the institutional guaranteed investment contract (“GIC”) backed note and funding agreement markets.

Senior Loan Fund

On December 31, 2011, the Company invested $26.0 million in the Apollo Credit Senior Loan Fund, L.P. (“Senior Loan Fund”). As a result, the Company became the sole investor in the fund and therefore consolidated the assets and liabilities of the fund. The fund invests in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments. At least 90% of the Senior Loan Fund’s portfolio of investments must consist of senior secured, floating rate loans or cash or cash equivalents. Up to 10% of the Senior Loan Fund’s portfolio may consist of non-first lien fixed income investments and other income generating fixed income investments, including but not limited to senior secured bonds. The Senior Loan Fund may not purchase assets rated (tranche rating) at B3 or lower by Moody’s, or equivalent rating by another nationally recognized rating agency.

The Company has classified the instruments associated with the Senior Loan Fund investment as Level II and Level III investments.

HFA

On March 7, 2011, the Company invested $52.1 million (including expenses related to the purchase) in a convertible note with an aggregate principal amount of $50.0 million and received 20,833,333 stock options issued by HFA, an Australian based specialist global funds management company.

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note will be converted on the eighth anniversary of its issuance on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

convertible note. The convertible note is valued using an as “if-converted basis.” The Company separately presents interest income in the consolidated statement of operations from other changes in the fair value of the convertible note. For the year ended December 31, 2011 the Company has recorded $2.5 million in PIK interest income included in interest income in the consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $0.84 as of December 31, 2011) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the year ended December 31, 2011, the Company recorded an unrealized loss of approximately $5.9 million, related to the convertible note and stock options within net (losses) gains from investment activities in the consolidated statements of operations.

The Company has classified the instruments associated with the HFA investment as Level III investments.

Net (Losses) Gains from Investment Activities

Net (losses) gains from investment activities in the consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized (losses) gains resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized (losses) gains. Additionally net (losses) gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net (losses) gains from investment activities for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31, 2011
	Private Equity	Capital Markets	Total
Change in net unrealized (losses) gains due to changes in fair values	$(123,946)	$(5,881)	$(129,827)

Net (Losses) Gains from Investment Activities	$(123,946)	$(5,881)	$(129,827)

	For the Year Ended December 31, 2010
	Private Equity	Capital Markets	Total
Realized (losses) gains on sales of investments	$—	$(2,240)	$(2,240)
Change in net unrealized gains (losses) due to changes in fair values	370,145	(34)	370,111

Net Gains (Losses) from Investment Activities	$370,145	$(2,274)	$367,871

	For the Year Ended December 31, 2009
	Private Equity	Capital Markets	Total
Realized gains on sales of investments	$584	$—	$584
Change in net unrealized gains due to changes in fair values	471,873	38,478	510,351

Net Gains from Investment Activities	$472,457	$38,478	$510,935

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the consolidated statements of operations.

The following table presents income from equity method investments for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011		2010		2009
Investments:
Private Equity Funds:
AAA Investments	$(55)		$215		$261
Apollo Investment Fund IV, L.P. (“Fund IV”)	8		24		17
Apollo Investment Fund V, L.P. (“Fund V”)	(9)		39		44
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,090		599		1,335
Apollo Investment Fund VII, L.P. (“Fund VII”)	10,156		37,499		31,527
Apollo Natural Resources Partners, L.P. (“ANRP”)	(141)		—		—
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	(793)		1,106		1,961
Apollo Value Investment Fund, L.P. (“VIF”)	(25)		29		57
Apollo Strategic Value Fund, L.P. (“SVF”)	(21)		21		57
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	(295)		3,431		13,768
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	368		4,895		2,249
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	2,410		12,618		16,473
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	(737)		3,610		8,294
Apollo European Principal Finance Fund, L.P. (“EPF”)	1,729		2,568		330
Apollo Investment Europe II, L.P. (“AIE II”)	(308)		1,496		2,937
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	(100)		903		258
Apollo Senior Floating Rate Fund (“AFT”)	(16)		—		—
Apollo Residential Mortgage, Inc. (“AMTG”)	(80	)(1)	—		—
Apollo European Credit, L.P. (“AEC”)	(10)		—		—
Apollo European Strategic Investment L.P. (“AESI”)	21		—		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	636	(1)	(390	)(2)	(743)
AGRE US Real Estate Fund, L.P.	(79)		—		—
CPI Capital Partners NA Fund	98		—		—
CPI Capital Partners Asia Pacific Fund	71		—		—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A”)	(1,860)		(951)		(3,770)
VC Holdings, L.P. Series C (“Vantium C”)	580		1,370		8,072
VC Holdings, L.P. Series D (“Vantium D”)	285		730		(14)

Total Income from Equity Method Investments	$13,923		$69,812		$83,113

(1)	Amounts are as of September 30, 2011.
(2)	Amounts are as of September 30, 2010.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other investments as of December 31, 2011 and 2010 consisted of the following:

	Equity Held as of
	December 31, 2011		% of Ownership		December 31, 2010		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$859		0.057%		$929		0.056%
Fund IV	15		0.010		48		0.005
Fund V	202		0.014		231		0.013
Fund VI	7,752		0.082		5,860		0.051
Fund VII	139,765		1.318		122,384		1.345
Apollo Natural Resources Partners, L.P.	1,982		2.544		—		—
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P.	5,051		0.525		5,863		0.537
Apollo Value Investment Fund, L.P.	122		0.081		152		0.085
Apollo Strategic Value Fund, L.P.	123		0.059		144		0.055
Apollo Credit Liquidity Fund, L.P.	14,449		2.465		18,736		2.450
Apollo/Artus Investors 2007-I, L.P.	6,009		6.156		7,143		6.156
Apollo Credit Opportunity Fund I, L.P.	37,806		1.977		41,793		1.949
Apollo Credit Opportunity Fund II, L.P	22,979		1.472		27,415		1.441
Apollo European Principal Finance Fund, L.P.	14,423		1.363		15,352		1.363
Apollo Investment Europe II, L.P.	7,845		2.076		8,154		2.045
Apollo Palmetto Strategic Partnership, L.P.	10,739		1.186		6,403		1.186
Apollo Senior Floating Rate Fund	84		0.034		—		—
Apollo/JH Loan Portfolio, L.P.	100		0.189		—		—
Apollo Residential Mortgage, Inc.(3)	4,000	(1)	1.850	(1)	—		—
Apollo European Credit, L.P.	542		1.053		—		—
Apollo European Strategic Investments L.P.	1,704		1.035		—		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc.(3)	11,288	(1)	2.730	(1)	9,440	(2)	3.198	(2)
AGRE U.S. Real Estate Fund	5,884		2.065		—		—
CPI Capital Partners NA Fund	564		0.344		—		—
CPI Capital Partners Europe Fund	5		0.001		—		—
CPI Capital Partners Asia Pacific Fund	256		0.039		—		—
Other Equity Method Investments:
Vantium A /B	359		6.450		2,219		12.240
Vantium C	6,944		2.300		10,135		2.166
Vantium D	1,345		6.300		1,061		6.345
Portfolio Company Holdings	2,147		N/A	(4)	—		—

Total Other Investments	$305,343				$283,462

(1)	Amounts are as of September 30, 2011.
(2)	Amounts are as of September 30, 2010.
(3)	Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(4)	Ownership percentages are not presented for these equity method investments in our portfolio companies as we only present for the funds in which we are the general partner.

As of December 31, 2011 and 2010, no single equity method investment held by Apollo exceeded 10% of Apollo’s total consolidated assets or income, respectively.

The most recently issued summarized aggregated financial information of the funds and other equity method investments in which Apollo has equity method investments is as follows:

	Private Equity(2)		Capital Markets		Real Estate
	As of December 31,		As of December 31,		As of December 31,
Balance Sheet Information	2011(3)(4)	2010	2011	2010	2011(1)	2010(1)
Investments	$22,759,853	$24,779,759	$10,004,744	$9,024,982	$1,980,613	$550,564
Assets	24,219,637	26,133,909	11,335,170	9,910,587	2,196,460	785,497
Liabilities	686,558	594,954	2,773,163	1,414,244	587,576	483,393
Equity	23,533,079	25,538,955	8,562,007	8,496,343	1,608,884	302,104

(1)	Certain real estate amounts are as of September 30, 2011 and 2010.
(2)	Amounts include Vantium A, C and D.
(3)	Certain equity investment amounts are as of September 30, 2011.
(4)	Financial information of certain equity method investments is not available as of December 31, 2011.

	Aggregate Totals as of December 31,
Balance Sheet Information	2011	2010
Investments	$34,745,210	$34,355,305
Assets	37,751,267	36,829,993
Liabilities	4,047,297	2,492,591
Equity	33,703,970	34,337,402

	Private Equity(2)			Capital Markets			Real Estate
Income Statement Information	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2011(3)(4)	2010	2009	2011	2010	2009	2011(1)	2010(1)	2009
Revenues/Investment Income	$1,522,831	$610,899	$734,480	$852,282	$304,332	$427,030	$46,654	$14,468	$660
Expenses	377,985	286,719	233,257	290,843	145,138	114,991	30,350	6,377	2,834

Net Investment Income (Loss)	1,144,846	324,180	501,223	561,439	159,194	312,039	16,304	8,091	(2,174)
Net Realized and Unrealized Gain (Loss)	2,239,373	5,918,694	6,824,737	(537,017)	1,531,056	2,452,273	172,018	(1,058)	—

Net Income (Loss)	$3,384,219	$6,242,874	$7,325,960	$24,422	$1,690,250	$2,764,312	$188,322	$7,033	$(2,174)

(1)	Certain real estate amounts are as of September 30, 2011 and 2010.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(2)	Amounts include Vantium A, C and D.
(3)	Certain equity investment amounts are as of September 30, 2011.
(4)	Financial information of certain equity method investments is not available as of December 31, 2011.

	Aggregate Totals for the Years Ended December 31,
Income Statement Information	2011	2010	2009
Revenues/Investment Income	$2,421,767	$929,699	$1,162,170
Expenses	699,178	438,234	351,082

Net Investment Income	1,722,589	491,465	811,088
Net Realized and Unrealized Gain	1,874,374	7,448,692	9,277,010

Net Income	$3,596,963	$7,940,157	$10,088,098

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of December 31, 2011 and 2010:

	$1,552,122	$1,552,122	$1,552,122	$1,552,122	$1,552,122	$1,552,122	$1,552,122	$1,552,122
	Level I		Level II		Level III		Totals
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Assets, at fair value:
Investment in AAA Investments, L.P.	$—	$—	$—	$—	$1,480,152	$1,637,091	$1,480,152	$1,637,091
Investments held by Senior Loan Fund	—	—	23,757	—	456	—	24,213	—
Investments in HFA and Other	—	—	—	—	47,757	—	47,757	—

Total	$—	$—	$23,757	$—	$1,528,365	$1,637,091	$1,552,122	$1,637,091

	Level I		Level II		Level III		Totals
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$3,843	$11,531	$—	$—	$3,843	$11,531

Total	—	$—	3,843	$11,531	—	$—	3,843	$11,531

There were no transfers between Level I, II or III during the year ended December 31, 2011 and 2010 relating to assets and liabilities, at fair value, noted in the tables above, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Year Ended December 31,
	2011	2010	2009
Balance, Beginning of Period	$1,637,091	$1,324,939	$854,442
Purchases	432	375	4,121
Distributions	(33,425)	(58,368)	(5,497)
Change in unrealized (losses) gains, net	(123,946)	370,145	471,873

Balance, End of Period	$1,480,152	$1,637,091	$1,324,939

The following table summarizes the changes in the investment in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

For the Year Ended December 31,
2011
Balance, Beginning of Period	$—
Purchases	57,509
Change in unrealized losses, net	(5,881)
Director fees	(1,802)
Expenses incurred	(2,069)

Balance, End of Period	$47,757

The change in unrealized losses, net has been recorded within the caption “Net (losses) gains from investment activities” in the consolidated statements of operations.

The following table summarizes the changes in the Senior Loan Fund, which is measured at fair value and characterized as a Level III investment:

(37,760)(1)
For the Year Ended December 31,
2011
Balance, Beginning of Period	$—
Acquisition	456
Purchases	—
Distributions	—
Realized losses (gains)	—
Change in unrealized (losses) gains	—

Balance, End of Period	$456

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the changes in the Metals Trading Fund investment, which was measured at fair value and characterized as a Level III investment:

	(37,760)(1)
	For the Year Ended December 31,
	2010
Balance, Beginning of Period	$40,034
Purchases	—
Distributions	(37,760	)(1)
Realized losses	(2,240)
Change in unrealized losses	(34)

Balance, End of Period	$—

(1)	Refer to note 1 for a discussion regarding consolidation of Metals Trading Fund.

The change in unrealized gains (losses) and realized losses have been recorded within the caption “Net gains (losses) from investment activities” in the consolidated statements of operations.

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	December 31, 2011		December 31, 2010
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Comparable company and industry multiples	$749,374	44.6%	$782,775	42.6%
Discounted cash flow models	643,031	38.4	490,024	26.6
Listed quotes	139,833	8.3	24,232	1.3
Broker quotes	179,621	10.7	504,917	27.5
Other net (liabilities) assets(1)	(33,330)	(2.0)	37,351	2.0

Total Investments	1,678,529	100.0%	1,839,299	100.0%

Other net liabilities(2)	(198,377)		(202,208)

Total Net Assets	$1,480,152		$1,637,091

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)

Balances include other assets, liabilities and general partner interests of AAA Investments and are primarily comprised of $402.5 million and $537.5 million in long-term debt offset by cash and cash equivalents at the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

December 31, 2011 and 2010 balance sheet dates, respectively. Carrying values approximate fair value for other assets and liabilities (except for debt), and, accordingly, extended valuation procedures are not required.

5. VARIABLE INTEREST ENTITIES

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

Consolidated Variable Interest Entities

In accordance with the methodology described in note 2, Apollo consolidated four VIEs under the amended consolidation guidance during 2010, an additional VIE during the second quarter of 2011, and six additional VIEs during the fourth quarter of 2011 in connection with its acquisition of Gulf Stream.

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

The remaining consolidated VIEs including the VIE formed during the second quarter 2011 and the six VIEs consolidated in connection with the acquisition of Gulf Steam were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of December 31, 2011 and 2010:

	Level I		Level II		Level III		Totals
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Investments, at fair value(1)	$—	$—	$3,055,357	$1,172,242	$246,609	$170,369	$3,301,966	$1,342,611

	Level I		Level II		Level III		Totals
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Liabilities, at fair value	$—	$—	$—	$—	$3,189,837	$1,127,180	$3,189,837	$1,127,180

(1)	During the first quarter of 2011, one of the consolidated VIEs sold all of its investments. At December 31, 2010, the cost and fair value of the investments of this VIE were $719.5 million and $684.1 million, respectively. The consolidated VIE had a net investment gain of $16.0 million relating to the sale for the year ended December 31, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the consolidated statement of operations.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Year Ended December 31,
	2011	2010
Balance, Beginning of Period	$170,369	$—
Acquisition of VIE	335,353	—
Transition adjustment relating to consolidation of VIE	—	1,102,114
Purchases	663,438	840,926
Sale of investments	(273,719)	(125,638)
Net realized gains	980	131
Changes in net unrealized (losses) gains	(7,669)	29,981
Deconsolidation of VIE	—	(20,751)
Transfers out of Level III	(802,533)	(1,663,755)
Transfers into Level III	160,390	7,361

Balance, End of Period	$246,609	$170,369

Changes in net unrealized (losses) gains included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to investments still held at reporting date	$(7,253)	$(3,638)

Investments were transferred out of Level III into Level II and into Level III out of Level II, respectively, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	$3,189,837	$3,189,837
	For the Year Ended December 31,
	2011	2010
Balance, Beginning of Period	$1,127,180	$—
Acquisition of VIE	2,046,157	—
Transition adjustment relating to consolidation of VIE	—	706,027
Borrowings	454,356	1,050,377
Repayments	(415,869)	(331,120)
Net realized gains on debt	(41,819)	(21,231)
Changes in net unrealized losses from debt	19,880	55,040
Deconsolidation of VIE	—	(329,836)
Elimination of debt attributable to consolidated VIEs	(48)	(2,077)

Balance, End of Period	$3,189,837	$1,127,180

Changes in net unrealized (gains) losses included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(25,347)	$16,916

Net (Losses) Gains from Investment Activities of Consolidated Variable Interest Entities

The following table presents net (losses) gains from investment activities of the consolidated VIEs for the years ended December 31, 2011 and 2010, respectively:

	$3,189,837	$3,189,837
	For the Year Ended December 31,
	2011	2010
Net unrealized gains from investment activities	$10,832	$46,406
Net realized (losses) gains from investment activities	(11,313)	7,239

Net (losses) gains from investment activities	(481)	53,645

Net unrealized losses from debt	(19,880)	(55,040)
Net realized gains from debt	41,819	21,231

Net gains (losses) from debt	21,939	(33,809)

Interest and other income	75,004	62,696
Other expenses	(72,261)	(34,326)

Net Gains from Investment Activities of Consolidated VIEs	$24,201	$48,206

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Investments of Consolidated VIEs

The following table presents a condensed summary of investments of the consolidated VIEs that are included in the consolidated statements of financial condition as of December 31, 2011 and 2010:

	Fair Value as of December 31, 2011	% of Net Assets of Consolidated Funds and VIEs	Fair Value as of December 31, 2010	% of Net Assets of Consolidated Funds and VIEs
Corporate Loans:
North America
Chemicals	$88,135	5.1%	$13,950	0.7%
Communications
Intelsat Jackson term loan due February 1, 2014	—	—	105,659	5.4
Other	182,127	10.6	221,383	11.3

Total Communications	182,127	10.6	327,042	16.7

Consumer & Retail	413,683	24.0	114,931	5.9
Distribution & Transportation	64,552	3.7	7,794	0.4
Energy	108,300	6.3	25,026	1.3
Financial and Business Services	604,852	35.1	85,713	4.4
Healthcare	476,487	27.6	144,343	7.4
Manufacturing & Industrial	231,746	13.4	200,290	10.3
Media, Cable & Leisure	543,696	31.6	93,798	4.8
Metals & Mining	56,890	3.3	14,025	0.7
Oil & Gas	34,864	2.0	—	—
Packaging & Materials	59,530	3.5	21,066	1.1
Printing and Publishing	45,055	2.6	—	—
Real Estate	42,256	2.4	—	—
Technology	92,027	5.3	34,862	1.8
Other	42,420	2.5	9,539	0.5

Total Corporate Loans—North America (amortized cost $3,151,576 and $1,075,287 as of December 31, 2011 and 2010, respectively)	3,086,620	179.0	1,092,379	56.0

Europe
Chemicals	24,974	1.4	9,909	0.5
Consumer & Retail	—	—	75,007	3.8
Distribution & Transportation	3,640	0.2	—	—
Financial and Business Services	18,392	1.1	—	—
Healthcare
Alliance Boots seniors facility B1 due July 5, 2015	—	—	143,105	7.3
Other	10,418	0.6	—	—

Total Healthcare	10,418	0.6	143,105	7.3

Manufacturing & Industrial	—	—	7,696	0.4
Media, Cable & Leisure	21,106	1.2	10,787	0.6
Oil & Gas	13,439	0.8	—	—
Technology	7,659	0.4	—	—

Total Corporate Loans—Europe (amortized cost $ 102,609 and $284,760 as of December 31, 2011 and 2010, respectively)	99,628	5.7	246,504	12.6

Total Corporate Loans (amortized cost $3,254,185 and $1,360,047 as of December 31, 2011 and 2010, respectively)	3,186,248	184.7	1,338,883	68.6

Corporate Bonds:
North America
Chemicals	14,473	0.8	—	—
Communications	2,026	0.1	1,564	0.1
Consumer & Retail	6,214	0.4	—	—
Distribution & Transportation	10,373	0.6	4,160	0.2
Energy	5,000	0.3	3,640	0.2
Healthcare	5,028	0.3	—	—
Manufacturing & Industrial	9,977	0.6	—	—
Media, Cable & Leisure	19,010	1.1	3,550	0.2
Oil and Gas	3,143	0.2	—	—

Total Corporate Bonds—North America (amortized cost $ 74,989 and $12,406 as of December 31, 2011 and 2010, respectively)	75,244	4.4	12,914	0.7

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	Fair Value as of December 31, 2011	% of Net Assets of Consolidated Funds and VIEs	Fair Value as of December 31, 2010	% of Net Assets of Consolidated Funds and VIEs
Europe
Distribution & Transportation	2,767	0.2	—	—
Financial and Business Services	6,965	0.4	1,599	0.1

Total Corporate Bonds—Europe (amortized cost $9,555 and $1,519 as of December 31, 2011 and 2010, respectively)	9,732	0.6	1,599	0.1

Total Corporate Bonds (amortized cost $84,544 and $13,925 as of December 31, 2011 and 2010, respectively)	84,976	5.0	14,513	0.8

Common Stock:
North America
Financial and Business Services	226	0.0	—	—
Manufacturing & Industrial	1,648	0.1	—	—
Printing and Publishing	341	0.0	—	—
Real Estate	170	0.0	—	—

Total Common Stock—North America (amortized cost $3,962 and $0 as of December 31, 2011 and 2010, respectively)	2,385	0.1	—	—

Warrants:
North America
Media, Cable & Leisure	21	0.0	—	—

Total Warrants—North America (amortized cost $0 and $0 as of December 31, 2011 and 2010, respectively)	21	0.0	—	—

Asset Backed Securities:
North America
Financial and Business Services	30,513	1.8	—	—

Total Asset Backed Securities—North America (amortized cost $37,382 and $0 as of December 31, 2011 and 2010, respectively)	30,513	1.8	—	—

Elimination of equity investments attributable to consolidated VIEs	(2,177)	(0.1)	(10,785)	(0.6)

Total Investments, at fair value, of Consolidated VIEs (amortized cost $3,380,073 and $1,373,972 as of December 31, 2011 and 2010, respectively)	$3,301,966	191.5%	$1,342,611	68.8%

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Senior Secured Notes, Subordinated Note, Term Loans—Included within debt are amounts due to third-party institutions of the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of December 31, 2011 and 2010:

	As of December 31, 2011					As of December 31, 2010
Description	Outstanding Principal Balance		Fair Value		Weighted Average Interest Rate	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Maturity Date	Interest Rate	Required Interest Coverage Ratio	Over- Collateralization Ratio
Apollo Credit Co-Invest II
Loans:
Term A Loan(1)	$—		$—		—%	$146,502	$142,601	0.91%	October 29, 2012	BBA 3 mo. LIBOR (USD) plus 0.50%	— (1)	— (1)
Term B Loan(1)	—		—		—	145,390	111,655	0.91%	June 13, 2013	BBA 3 mo. LIBOR (GBP) plus 0.50%	— (1)	— (1)
Term C Loan(1)	—		—		—	161,984	154,394	0.91%	October 29, 2013	BBA 3 mo. LIBOR (USD) plus 0.50%	— (1)	— (1)

	—	(1)	—	(1)		453,876	408,650

ALM Loan Funding 2010-1
Notes(2)(3)
Senior Secured Class A1 Notes	215,400		215,441		2.04%	215,400	215,400	2.02%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 1.70%	110.0%	137.5%
Senior Secured Class A2 Notes	11,100		10,620		2.60%	11,100	10,767	2.48%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 2.25%	110.0%	137.5%
Senior Secured Class B Notes	24,700		22,272		2.65%	24,700	22,971	2.52%	May 20, 2020	BBA 3 mo LIBOR (USD) plus 2.30%	105.0%	126.4%
Subordinated Notes	70,946		68,385		N/A (4)	70,946	70,376	N/A (4)	May 20, 2020	N/A(4)	N/A	N/A

	322,146		316,718			322,146	319,514

ALM Loan Funding 2010-3
Notes(2)(3)
Senior Secured Class A1 Notes	262,000		258,463		2.09%	262,000	261,371	2.22%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 1.70%	110.0%	135.6%
Senior Secured Class A2 Notes	20,500		19,967		2.90%	20,500	19,959	3.05%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 2.5%	110.0%	135.6%
Senior Secured Class B Notes	25,750		24,784		3.40%	25,750	24,426	3.58%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 3.0%	105.0%	124.8%
Senior Secured Class C Notes	14,000		12,547		4.42%	14,000	12,604	4.62%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 4.0%	N/A	120.1%
Secured Class D Notes	10,000		8,714		6.45%	10,000	9,398	6.71%	November 20, 2020	BBA 3 mo LIBOR (USD) plus 6.0%	N/A	117.4%
Subordinated Notes	71,258		68,465		N/A (4)	71,258	71,258	N/A (4)	November 20, 2020	N/A(4)	N/A	N/A

	403,508		392,940			403,508	399,016

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	As of December 31, 2011			As of December 31, 2010
Description	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate		Maturity Date	Interest Rate	Required Interest Coverage Ratio	Over- Collateralization Ratio
ALM Loan Funding 2010-4
Notes(2)
Senior Secured Notes—A	274,500	270,383	1.67%	—	—	—		July 18, 2022	BBA 3 mo LIBOR (USD) plus 1.24%	(5)	125.1%
Senior Secured Notes—B	58,500	53,528	2.33%	—	—	—		July 18, 2022	BBA 3 mo LIBOR (USD) plus 1.90%	(5)	125.1%
Mezzanine Secured Notes—C	29,812	26,533	3.18%	—	—	—		July 18, 2022	BBA 3 mo LIBOR (USD) plus 2.75%	110.0%	118.0%
Mezzanine Secured Notes—D	20,250	16,605	3.63%	—	—	—		July 18, 2022	BBA 3 mo LIBOR (USD) plus 3.20%	105.0%	113.5%
Junior Secured Note—E	23,625	17,364	4.63%	—	—	—		July 18, 2022	BBA 3 mo LIBOR (USD) plus 4.20%	N/A	107.7%
Junior Secured Notes—F	11,270	8,002	5.93%	—	—	—		July 18, 2022	BBA 3 mo LIBOR (USD) plus 5.50%	N/A	N/A
Subordinated Notes	43,350	38,582	N/A (4)	—	—	N/A	(4)	July 18, 2022	N/A(4)	N/A	N/A

	461,307	430,997		—	—

Gulf Stream—Sextant CLO 2006-1
Notes(2)
Class A-1-R Notes	24,613	23,998	0.68%	—	—	—		August 21, 2020	BBA 3 mo LIBOR (USD) plus 0.28%	120.0%	110.6%
Class A-1-A Notes	196,906	188,045	0.63%	—	—	—		August 21, 2020	BBA 3 mo LIBOR (USD) plus 0.23%	120.0%	110.6%
Class A-1-B Notes	56,250	50,063	0.75%	—	—	—		August 21, 2020	BBA 3 mo LIBOR (USD) plus 0.34%	120.0%	110.6%
Class A-2 Notes	26,419	25,098	0.65%	—	—	—		August 21, 2020	BBA 3 mo LIBOR (USD) plus 0.25%	120.0%	110.6%
Class B Notes	12,000	9,960	0.81%	—	—	—		August 21, 2020	BBA 3 mo LIBOR (USD) plus 0.40%	120.0%	110.6%

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	As of December 31, 2011			As of December 31, 2010
Description	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Maturity Date	Interest Rate	Required Interest Coverage Ratio	Over- Collateralization Ratio
Class C Notes	24,000	18,120	1.11%	—	—	—	August 21, 2020	BBA 3 mo LIBOR (USD) plus 0.70%	N/A	N/A
Class D Notes	28,000	17,640	2.01%	—	—	—	August 21, 2020	BBA 3 mo LIBOR (USD) plus 1.60%	N/A	N/A
Subordinated Notes	28,000	16,240	N/A (4)	—	—	—	August 21, 2020	N/A(4)	N/A	N/A

	396,188	349,164		—	—	—

Gulf Stream—Sextant CLO 2007-1
Notes(2)
Class A-1-R Notes	24,990	23,503	0.66%				June 17, 2021	BBA 3 mo LIBOR (USD) plus 0.28%	120.0%	110.5%
Class A-1-A Notes	280,884	258,413	0.61%	—	—	—	June 17, 2021	BBA 3 mo LIBOR (USD) plus 0.23%	120.0%	110.5%
Class A-1-B Notes	76,500	63,572	0.72%	—	—	—	June 17, 2021	BBA 3 mo LIBOR (USD) plus 0.33%	120.0%	110.5%
Class B Notes	17,500	14,175	0.84%	—	—	—	June 17, 2021	BBA 3 mo LIBOR (USD) plus 0.45%	120.0%	110.5%
Class C Notes	33,750	24,300	1.24%	—	—	—	June 17, 2021	BBA 3 mo LIBOR (USD) plus 0.85%	N/A	N/A
Class D Notes	31,250	19,688	2.79%	—	—	—	June 17, 2021	BBA 3 mo LIBOR (USD) plus 2.40%	N/A	N/A
Subordinated Notes	35,000	21,000	N/A (4)	—	—	—	June 17, 2021	N/A(4)	N/A	N/A

	499,874	424,651		—	—	—

Gulf Stream—Rashinban CLO 2006-1
Notes(2)
Senior Secured Class A-1 Notes	18,992	17,387	0.68%	—	—	—	November 26, 2020	BBA 3 mo LIBOR (USD) plus 0.27%	120.0%	112.0%
Senior Secured Class A-2 Notes	283,890	252,378	0.65%	—	—	—	November 26, 2020	BBA 3 mo LIBOR (USD) plus 0.24%	120.0%	112.0%

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	As of December 31, 2011			As of December 31, 2010
Description	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Maturity Date	Interest Rate	Required Interest Coverage Ratio	Over- Collateralization Ratio
Senior Secured Class B Notes	12,000	9,816	0.76%	—	—	—	November 26, 2020	BBA 3 mo LIBOR (USD) plus 0.35%	120.0%	112.0%
Senior Secured Class C Notes	26,000	18,663	1.09%	—	—	—	November 26, 2020	BBA 3 mo LIBOR (USD) plus 0.68%	115.0%	106.3%
Secured Class D Notes	12,000	7,498	1.79%	—	—	—	November 26, 2020	BBA 3 mo LIBOR (USD) plus 1.38%	110.0%	105.5%
Subordinated Notes	46,000	34,500	N/A (4)	—	—	—	November 26, 2020	N/A(4)	N/A	N/A

	398,882	340,242		—	—	—

Gulf Stream—Compass CLO 2005-2
Notes(2)
Senior Secured Class A-1 Notes	34,566	31,836	0.69%	—	—	—	January 24, 2020	BBA 3 mo LIBOR (USD) plus 0.27%	120.0%	110.9%
Senior Secured Class A-2 Notes	345,663	318,280	0.68%	—	—	—	January 24, 2020	BBA 3 mo LIBOR (USD) plus 0.26%	120.0%	110.9%
Senior Secured Class B Notes	15,000	13,103	0.87%	—	—	—	January 24, 2020	BBA 3 mo LIBOR (USD) plus 0.45%	120.0%	110.9%
Senior Secured Class C Notes	35,000	26,705	1.22%	—	—	—	January 24, 2020	BBA 3 mo LIBOR (USD) plus 0.80%	112.0%	103.0%
Secured Class D Notes	25,000	17,110	2.62%	—	—	—	January 24, 2020	BBA 3 mo LIBOR (USD) plus 2.20%	110.0%	101.5%
Subordinated Notes	40,000	27,200	N/A (4)	—	—	—	January 24, 2020	N/A(4)

	495,229	434,234		—	—

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	As of December 31, 2011			As of December 31, 2010
Description	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate	Maturity Date	Interest Rate	Required Interest Coverage Ratio	Over- Collateralization Ratio
Gulf Stream—Compass CLO 2007
Notes(2)
Class A-1-A Notes	178,080	165,615	0.79%	—	—	—	October 28, 2019	BBA 3 mo LIBOR (USD) plus 0.38%	120.0%	114.3%
Class A-1-B Notes	45,000	37,908	0.91%	—	—	—	October 28, 2019	BBA 3 mo LIBOR (USD) plus 0.50%	120.0%	114.3%
Class B Notes	12,000	10,066	1.31%	—	—	—	October 28, 2019	BBA 3 mo LIBOR (USD) plus 0.90%	120.0%	114.3%
Class C Notes	13,125	10,238	2.41%	—	—	—	October 28, 2019	BBA 3 mo LIBOR (USD) plus 2.00%	114.0%	110.7%
Class D Notes	15,000	11,643	3.86%	—	—	—	October 28, 2019	BBA 3 mo LIBOR (USD) plus 3.45%	110.0%	106.0%
Class E Notes	10,462	7,114	6.41%	—	—	—	October 28, 2019	BBA 3 mo LIBOR (USD) plus 6.0%	N/A	103.8%
Subordinated Notes	23,250	16,508	N/A (4)	—	—	—	October 28, 2019	N/A(4)	N/A	N/A

	296,917	259,092		—	—	—

Gulf Stream—Neptune Finance
Notes(2)
Class A Notes	194,879	182,699	1.02%	—	—	—	April 20, 2020	BBA 3 mo LIBOR (USD) plus 0.62%	120.0%	117.1%
Class B Notes	10,000	9,400	3.66%	—	—	—	April 20, 2020	BBA 3 mo LIBOR (USD) plus 3.25%	120.0%	117.1%
Subordinated Notes	58,471	49,700	N/A (4)	—	—	—	April 20, 2020	N/A(4)	N/A	N/A

	263,350	241,799		—	—	—

Total notes and loans	$3,537,401	$3,189,837		$1,179,530	$1,127,180

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(1)	At December 31, 2010, the cost and fair value of the term loans were $453.9 million and $408.7 million, respectively. The term loans were paid down in the first quarter of 2011, with payments totaling $412.1 million, resulting in a gain of $41.8 million. This realized gain was offset by a reversal of unrealized gains of $45.2 million, which result in a net loss on term loans of $3.4 million for the year ended December 31, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the consolidated statements of operations.
(2)	Each class of notes will mature at par on the stated maturity, unless previously redeemed or repaid. Principal will not be payable on the notes except in certain limited circumstances. Interest on the notes is payable quarterly in arrears on the outstanding amount of the notes on scheduled payment dates. The subordinated note will be fully redeemed on the stated maturity unless previously redeemed. The subordinated note may be redeemed, in whole but not in part, on or after the redemption or repayment in full of principal and interest on the secured notes. No interest accrues or is payable on the subordinated note.
(3)	The subordinated notes were issued to an affiliate of the Company. Amount is reduced by approximately $2.1 million due to elimination of equity investment attributable to consolidated VIEs as of December 31, 2011 and 2010, respectively.
(4)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(5)	The required interest coverage ratio is 100.0% through January 2012 and 120.0% thereafter.

The consolidated VIEs have elected the fair value option to value the term loans and notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of December 31, 2011, the notes payable are classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the term loans and notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of the balance sheet date, the Company was not aware of any instances of noncompliance with any of these covenants.

As of December 31, 2011, the table below presents the maturities for the consolidated debt of the VIEs:

	2012	2013	2014	2015	2016	Thereafter	Total
Secured notes	$—	$—	$—	$—	$—	$3,121,126	$3,121,126
Subordinated notes	—	—	—	—	—	416,275	416,275

Total Obligations as of December 31, 2011	$—	$—	$—	$—	$—	$3,537,401	$3,537,401

Note: All of the CLOs are past their call date and therefore the collateral manager can call the CLO and liquidate (with the consent of each of the majority of the subordinated notes).

Variable Interest Entities Which are Not Consolidated

The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary. In addition, the tables present the maximum exposure to loss relating to those VIEs.

	December 31, 2011
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$11,879,948		$(146,374)		$8,753
Capital Markets	3,274,288		(1,095,266)		11,305
Real Estate	2,216,870		(1,751,280)		—

Total	$17,371,106	(1)	$(2,992,920	)(2)	$20,058	(3)

(1)	Consists of $383,017 in cash, $16,507,142 in investments and $480,947 in receivables.
(2)	Represents $2,874,394 in debt and other payables, $86,102 in securities sold, not purchased, and $32,424 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

	December 31, 2010
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$11,593,805		$(39,625)		$13,415
Capital Markets	3,117,013		(824,957)		13,302
Real Estate	1,569,147		(1,263,354)		—

Total	$16,279,965	(1)	$(2,127,936	)(2)	$26,717	(3)

(1)	Consists of $207,168 in cash, $15,672,604 in investments and $400,193 in receivables.
(2)	Represents $2,011,194 in debt and other payables, $21,369 in securities sold, not purchased, and $95,373 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

At December 31, 2011, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P. and AutumnLeaf, L.P. At December 31, 2011, the aggregate amount of such investments was $131.8 million. The Company’s ownership interest in AAA was 2.45% at December 31, 2011.

At December 31, 2010, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P., AutumnLeaf, L.P., Apollo ALS Holdings, L.P., and A.P. Charter Holdings, L.P. At December 31, 2010, the aggregate amount of such investments was $251.5 million. The Company’s ownership interest in AAA was 2.81% at December 31, 2010.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

6. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity and capital markets funds consists of the following:

	For the Year Ended December 31,
	2011	2010
Private equity	$672,952	$1,578,135
Capital markets	195,630	288,938

Total Carried Interest Receivable	$868,582	$1,867,073

The table below provides a roll-forward of the carried interest receivable balance for the years ended December 31, 2011 and 2010:

	Private Equity	Capital Markets	Total
Carried Interest Receivable, January 1, 2010	$328,246	$155,608	$483,854
Change in fair value of funds(1)	1,308,030	277,907	1,585,937
Foreign exchange gain	—	1,728	1,728
Fund cash distributions to the Company	(58,141)	(146,305)	(204,446)

Carried interest receivable, December 31, 2010	1,578,135	288,938	1,867,073
Change in fair value of funds(2)	(373,906)	69,424	(304,482)
Foreign exchange loss	—	(1,453)	(1,453)
Fund cash distributions to the Company	(531,277)	(161,279)	(692,556)

Carried Interest Receivable, December 31, 2011	$672,952	$195,630	$868,582

(1)	The change in fair value of funds in 2010 includes the carried interest income of $13.1 million associated with recognized realized gains, which was previously reversed due to the estimated general partner obligation attributable to Fund VI.
(2)	As of December 31, 2011, the Company recorded a general partner obligation to return previously distributed carried interest income of $75.3 million and $18.1 million relating to Fund VI and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds as of December 31, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

7. FIXED ASSETS

Fixed assets consist of the following:

	Useful Life in Years	December 31,
		2011	2010
Ownership interests in aircraft	15	$10,184	$10,029
Leasehold improvements	8-10	44,433	31,625
Furniture, fixtures and other equipment	4-10	14,455	11,296
Computer software and hardware	2-4	22,789	21,515
Other	4	506	489

Total fixed assets		92,367	74,954
Less—accumulated depreciation and amortization		(39,684)	(30,258)

Fixed Assets, net		$52,683	$44,696

In December 2010, the Company committed to a plan to sell its ownership interests in certain aircraft, which occurred in the first half of 2011. Accordingly, in 2010, the Company reclassified the assets to assets held for sale and measured the assets at the lower of cost or fair value less costs to sell. As of December 31, 2010, these assets held for sale had a fair value of $11.3 million and are included in Other Assets in the accompanying consolidated statements of financial condition. As a result of reclassifying the assets to assets held for sale, the Company recognized a loss of $2.8 million during the year ended December 31, 2010 on the assets held for sale, which is included in other income (loss), net in the accompanying consolidated statements of operations.

As part of the plan to liquidate its ownership interest in aircraft, the Company determined that the remaining interests in aircraft were higher than its current fair value. In 2010, the Company recognized an impairment loss of $3.1 million related to its remaining ownership in aircraft. This loss is included in other income (loss), net in the accompanying consolidated statements of operations.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $11.1 million, $11.5 million and $11.6 million, respectively.

8. OTHER ASSETS

Other assets consist of the following:

	For the Year Ended December 31,
	2011	2010
Tax receivables	$10,465	$5,479
Prepaid expenses	5,137	7,559
Debt issuance costs	2,624	3,135
Rent deposits	1,482	990
Prepaid rent	1,134	931
Assets held for sale	—	11,331
Other	6,134	5,716

Total Other Assets	$26,976	$35,141

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

9. OTHER LIABILITIES

Other liabilities consist of the following:

	December 31, 2011	December 31, 2010
Deferred rent	$14,798	$10,318
Deferred payment related to acquisition (note 3)	3,858	—
Interest rate swap agreements	3,843	11,531
Unsettled trades and redemption payable	2,902	—
Deferred taxes	2,774	2,424
Other	4,875	1,422

Total Other Liabilities	$33,050	$25,695

Interest Rate Swap Agreements—The principal financial instruments used for cash flow hedging purposes are interest rate swaps. Apollo enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively converted a portion of the Company’s variable rate debt under the AMH Credit Agreement (discussed in note 12) to a fixed rate, without exchanging the notional principal amounts. Apollo entered into interest rate swap agreements whereby Apollo receives floating rate payments in exchange for fixed rate payments of 5.068% (weighted average) and 5.175%, on the notional amounts of $433.0 million and $167.0 million, respectively, effectively converting a portion of its floating rate borrowings to a fixed rate. The interest rate swap agreements related to the $433.0 million notional amount are comprised of two components: a $333.0 million portion and a $100.0 million portion. The interest rate swap agreement related to the $333.0 million portion expired in May 2010. The interest rate swap agreement related to the $100.0 million portion expired in November 2010. The interest rate swap agreement related to the $167.0 million notional amount expires in May 2012. Apollo has hedged only the risk related to changes in the benchmark interest rate (three month LIBOR). As of December 31, 2011 and 2010, the Company has recorded a liability of $3.8 million and $11.5 million, respectively, to recognize the fair value of these derivatives.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

10. OTHER INCOME, NET

Other income, net consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
Insurance proceeds	$—	$162,500	$37,500
Tax receivable agreement adjustment	(137)	7,614	(6,615)
Gain on acquisitions and dispositions	196,193	29,741	—
Loss on assets held for sale	—	(2,768)	—
Impairment of fixed assets	—	(3,101)	—
AMTG offering costs	(8,000)	—	—
ARI reimbursed offering costs	8,000	—	—
Foreign exchange translation	6,169	(3,025)	1,317
Other	3,295	4,071	9,208

Total Other Income, Net	$205,520	$195,032	$41,410

11. INCOME TAXES

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

The Company’s effective tax rate was approximately (0.92)%, 14.45% and (43.18)% for the years ended December 31, 2011, 2010 and 2009, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The provision for income taxes is presented in the following table:

	For the Year Ended December 31,
	2011	2010	2009
Current:
Federal income tax	$(856)	$(8,051)	$—
NYC UBT	(6,669)	(7,106)	(5,661)
Foreign income tax	(3,705)	(3,726)	(3,993)
State and local income tax	(274)	(1,542)	—

Subtotal	(11,504)	(20,425)	(9,654)
Deferred:
Federal income tax	248	(64,633)	(2,666)
Foreign income tax	301	260	(1,045)
State and local income tax provision	(2,457)	(6,282)	(14,398)
NYC and UBT	1,483	(657)	(951)

Subtotal	(425)	(71,312)	(19,060)

Total Income Tax Provision	$(11,929)	$(91,737)	$(28,714)

For the years ended 2011, 2010 and 2009, the amount of federal income tax provision netted in the deferred state and local income tax amounts was $1.4 million, $4.2 million and $7.9 million, respectively.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

The Company’s deferred tax assets and liabilities on the consolidated statements of financial condition consist of the following:

	For the Year Ended December 31,
	2011	2010
Deferred Tax Assets:
Depreciation and amortization	$476,812	$505,485
Revenue recognition	36,732	35,403
Net operating loss carry forward	17,238	265
Equity-based compensation—RSUs and AAA RDUs	37,336	26,689
Other	8,186	3,483

Total Deferred Tax Assets	$576,304	$571,325

Deferred Tax Liabilities:
Other	$2,774	$2,424

Total Deferred Tax Liabilities	$2,774	$2,424

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The Company had a U.S. federal taxable loss of $55.9 million at the end of 2011 of which $19.2 million will be carried back and used against prior year taxable income and $36.7 million will be carried forward and will expire in 2031. The Company has cumulative state tax losses of $60.5 million that will begin to expire in 2027. In addition, the Company has foreign tax credit carryforwards of $5.5 million that will begin to expire in 2020.

The Company has recorded a significant deferred tax asset for the future amortization of tax basis intangibles as a result of the Reorganization. The amortization period for these tax basis intangibles is 15 years and accordingly, the related deferred tax assets will reverse over the same period.

The Company considered the 15-year amortization period of the tax basis intangibles in evaluating whether it should establish a valuation allowance. The Company also considered large recurring book expenses that do not provide a corresponding reduction in taxable income. The Company’s short-term and long-term projections anticipate positive book income. In addition, the Company’s projection of future taxable income includes the effects of originating and reversing temporary differences including those for the tax basis intangibles, indicates that deferred tax liabilities will reverse substantially in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax asset. Based upon this positive evidence, the Company has concluded it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is needed at December 31, 2011.

The following table reconciles the provision for taxes to the U.S. federal statutory tax rate:

	For the Year Ended December 31,
	2011	2010	2009
Reconciliation of the Statutory Income Tax Rate:
U.S. Statutory Federal income tax rate	35.00%	35.00%	35.00%
Income passed through to Non-Controlling Interests	(24.67)	(24.54)	38.15
Income passed through to Class A holders	(1.28)	(15.93)	46.04
Equity-based compensation—AOG Units	(9.12)	16.49	(146.43)
Foreign income taxes	(0.17)	0.54	(6.98)
State and local income taxes	(0.56)	2.32	(30.74)
Amortization and other accrual adjustments	(0.12)	0.44	22.18
Other	0.00	0.13	(0.40)

Effective Income Tax Rate	(0.92)%	14.45%	(43.18)%

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

We recognize tax liabilities in accordance with U.S. GAAP and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company determined no unrecognized tax benefits for uncertain tax positions were required to be

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

recorded. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With few exceptions, as of December 31, 2011, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2008 through 2010 are open under the normal statute of limitations and therefore subject to examination. The City of New York is examining certain other subsidiary tax returns for the years 2006 and 2007.

12. DEBT

Debt consists of the following:

	December 31, 2011			December 31, 2010
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	5.39	%(1)	$728,273	3.78	%(1)
CIT secured loan agreement	10,243	3.39%		23,252	3.50%

Total Debt	$738,516	5.35%		$751,525	3.77%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH has irrevocably elected three-month LIBOR for $433 million of the debt for three years from the closing date of the AMH Credit Agreement and $167 million of the debt for five years from the closing date of the AMH Credit Agreement. The interest rate swap agreements related to the $433 million notional amount were comprised of two components: a $333 million portion and a $100 million portion. The interest rate swap agreement related to the $333 million portion expired in May 2010. The interest rate swap agreement related to the $100 million portion expired in November 2010. The interest rate swap agreement related to the $167 million notional amount expires in May 2012. The remaining amount of the debt is computed currently based on three-month LIBOR. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for loans with extended maturity, as discussed below, and 1.00% for loans without the extended maturity as of December 31, 2011 and 4.25% for loans with extended maturity and 1.50% for loans without the extended maturity as of December 31, 2010). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loans from

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

April 20, 2014 to January 3, 2017 and modified certain other terms of the credit facility. Pursuant to this amendment, AMH or an affiliate was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, AMH or an affiliate is required to repurchase at least $50.0 million aggregate principal amount of term loans by December 31, 2014 and at least $100.0 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio was also extended to end at the new loan term maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and ABR plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in a debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at December 31, 2011 was 4.23% and the interest rate on the remaining $5.0 million portion of the loan at December 31, 2011 was 1.48%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $752.2 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the consolidated statement of financial condition at December 31, 2011 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of December 31, 2011 and 2010, the AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of December 31, 2011, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $56.6 million, $46.2 million, $50.1 million, $131.9 million and $(1,014.3) million, respectively. As of December 31, 2010, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH were $123.1 million, $24.0 million, $39.0 million, $136.0 million and $(1,126.6) million, respectively.

In accordance with the AMH Credit Agreement as of December 31, 2011, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.

If AMH’s debt to EBITDA ratio (the “Leverage Ratio”) as of the end of any fiscal year exceeds the level set forth in the next sentence (the “Excess Sweep Leverage Ratio”), AMH must deposit in the cash collateral account the lesser of (a) 100% of its Excess Cash Flow (as defined in the AMH Credit Agreement) and (b) the amount necessary to reduce the Leverage Ratio on a pro forma basis as of the end of such fiscal year to 0.25 to 1.00 below the Excess Sweep Leverage Ratio. The Excess Sweep Leverage Ratio is: for 2011, 4.00 to 1.00; for 2012, 4.00 to 1.00; for 2013, 4.00 to 1.00; for 2014, 3.75 to 1.00; and for 2015 and thereafter, 3.50 to 1.00.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

In addition, AMH must deposit the lesser of (a) 50% of any remaining Excess Cash Flow and (b) the amount required to reduce the Leverage Ratio on a pro forma basis at the end of each fiscal year to a level 0.25 to 1.00 below the Sweep Leverage Ratio (as defined in the next paragraph) for such fiscal year.

If AMH receives net cash proceeds from certain non-ordinary course asset sales, then such net cash proceeds shall be deposited in the cash collateral account as necessary to reduce its Leverage Ratio on a pro forma basis as of the last day of the most recently completed fiscal quarter (after giving effect to such non-ordinary course asset sale and such deposit) to (the following specified levels for the specified years, the “Sweep Leverage Ratio”) (i) for 2011, 2012 and 2013, a Leverage Ratio of 3.50 to 1.00, (ii) for 2014, a Leverage Ratio of 3.25 to 1.00, (iii) for 2015, a Leverage Ratio of 3.00 to 1.00 and (iv) for all other years, a Leverage Ratio of 3.00 to 1.00.

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of December 31, 2011, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreement—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At December 31, 2011, the interest rate was 3.45%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreement for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of December 31, 2011, the carrying value of the remaining CIT secured loan is $10.2 million.

Apollo has determined that the carrying value of this debt approximates fair value as the loans are primarily variable rate in nature.

As of December 31, 2011, the table below presents the contractual maturities for the AMH Credit Agreement and CIT secured loan agreement:

	2012	2013	2014	2015	2016	Thereafter	Total
AMH Credit Agreement	$—	$—	$55,000	$50,000	$—	$623,273	$728,273
CIT secured loan agreement	698	9,545	—	—	—	—	10,243

Total Obligations as of December 31, 2011	$698	$9,545	$55,000	$50,000	$—	$623,273	$738,516

13. NET (LOSS) INCOME PER CLASS A SHARE

U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

The table below presents basic and diluted net loss (income) per Class A share using the two-class method for the years ended December 31, 2011, 2010 and 2009:

	Basic and Diluted
	For the Year Ended December 31,
	2011		2010		2009
Numerator:
Net (loss) income attributable to Apollo Global Management, LLC	$(468,826)		$94,617		$(155,176)
Distributions declared on Class A shares	(97,758	)(1)	(20,453	)(2)	(4,866	)(3)
Distributions on participating securities	(17,381)		(3,662)		(299)
Earnings allocable to participating securities	—	(4)	(10,357)		—	(4)

Net (Loss) Income Attributable to Class A Shareholders	$(583,965)		$60,145		$(160,341)

Denominator:
Weighted average number of Class A shares outstanding	116,364,110		96,964,769		95,815,500

Net (loss) income per Class A share: Basic and Diluted(5)
Distributable Earnings	$0.84		$0.21		$0.05
Undistributed (loss) income	(5.02)		0.62		(1.67)

Net (Loss) Income per Class A Share	$(4.18)		$0.83		$(1.62)

(1)	The Company declared a $0.17 distribution on Class A shares on January 4, 2011, a $0.22 distribution on Class A shares on May 12, 2011, a $0.24 distribution on Class A shares on August 9, 2011, and a $0.20 distribution on Class A shares on November 3, 2011. As a result, there is an increase in net loss attributable to Class A shareholders presented during the year ended December 31, 2011.
(2)	The Company declared a $0.07 distribution on Class A shares on May 27, 2010, August 2, 2010 and November 1, 2010. As a result, there is an increase in net loss attributable to Class A shareholders presented during the year ended December 31, 2010.
(3)	The Company declared a $0.05 distribution on Class A shares in January 2009. As a result, there is an increase in net loss attributable to Class A shareholders presented for the year ended December 31, 2009.
(4)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in losses of the Company with the Class A shareholders.
(5)	For the year ended December 31, 2010, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The resulting diluted earnings per share amount was not significantly different from basic earnings per share and therefore, was presented as the same amount. The AOG Units and the share options were determined to be anti-dilutive for the years ended December 31, 2011, 2010 and 2009.

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees during 2010 and 2011 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees in 2010 and 2011 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of December 31, 2011, approximately 20.2 million vested RSUs and 5.6 million unvested RSUs were eligible for participation in distribution equivalents.

Any distribution equivalent paid to an employee will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable distribution equivalents qualify as participating securities and are included in the Company’s basic and diluted earnings per share computations using the two-class method. The holder of an RSU participating security would have a contractual obligation to share in the losses of the entity if the holder is obligated to fund the losses of the issuing entity or if the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. Because the RSU participating securities do not have a mandatory redemption amount and the holders of the participating securities are not obligated to fund losses, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The table below presents transactions in Class A shares during the years ended December 31, 2011, 2010, and 2009 and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of AGM Class A Shares Transaction	Number of Shares Issued (Repurchased/ Cancelled) in AGM Class A Shares Transaction (in thousands)	AGM ownership% in AOG before AGM Class A Shares Transaction	AGM ownership% in AOG after AGM Class A Shares Transaction	Holdings ownership% in AOG before AGM Class A Shares Transaction	Holdings ownership% in AOG after AGM Class A Shares Transaction
February 11, 2009	Repurchase	(1,700)	28.9%	28.5%	71.1%	71.5%
March 12, 2010	Issuance	721	28.5%	28.6%	71.5%	71.4%
July 9, 2010	Issuance	1,540	28.6%	29.0%	71.4%	71.0%
July 23, 2010	Issuance	31	N/A (1)	N/A (1)	N/A (1)	N/A (1)
September 16, 2010	Net Settlement	(7)	N/A (1)	N/A (1)	N/A (1)	N/A (1)
September 30, 2010	Issuance	11	N/A (1)	N/A (1)	N/A (1)	N/A (1)
January 8, 2011	Issuance	2	N/A (1)	N/A (1)	N/A (1)	N/A (1)
March 15, 2011	Issuance	1,548	29.0%	29.3%	71.0%	70.7%
April 4, 2011	Issuance	21,500	29.3%	33.5%	70.7%	66.5%
April 7, 2011	Issuance	750	33.5%	33.7%	66.5%	66.3%
July 11, 2011	Issuance	77	N/A (1)	N/A (1)	N/A (1)	N/A (1)
August 15, 2011	Issuance	1,191	33.7%	33.9%	66.3%	66.1%
October 10, 2011	Issuance	52	N/A (1)	N/A (1)	N/A (1)	N/A (1)
November 10, 2011	Issuance	1,011	33.9%	34.1%	66.1%	65.9%
November 22, 2011	Net Settlement	(130)	N/A (1)	N/A (1)	N/A (1)	N/A (1)

(1)	Transaction did not have a material impact on ownership.

14. EQUITY-BASED COMPENSATION

AOG Units

The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the years ended December 2011, 2010 and 2009, $1,032.8 million, $1,032.9 million and $1,033.3 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 3% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of December 31, 2011, there was $507.2 million of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next 18 months.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the activity of the AOG Units for the years ended December 31, 2011, 2010 and 2009:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	154,739,756	$23.41
Granted	—	—
Forfeited	—	—
Vested	(43,907,662)	23.53

Balance at December 31, 2009	110,832,094	23.35
Granted	1,404,650	11.96
Forfeited	(1,404,650)	20.00
Vested	(44,089,188)	23.43

Balance at December 31, 2010	66,742,906	$23.13
Granted	—	—
Forfeited	—	—
Vested at December 31, 2011	(44,149,696)	23.39

Balance at December 31, 2011	22,593,210	$22.64

Units Expected to Vest—As of December 31, 2011, approximately 22,400,000 AOG Units are expected to vest over the next 12 months.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. All grants after March 29, 2011 consider the public share price of the Company. The fair value of grants was approximately $116.6 million, $120.2 million and $10.0 million in 2011, 2010 and 2009, respectively. For Plan Grants the fair value is based on grant date fair value, and are discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to 24 quarters (for Plan Grants) or annual vesting over three years (for Bonus Grants). The actual forfeiture rate was 2.3%, 7.9% and 6.6% for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, $108.2 million $78.9 million and $60.7 million of compensation expense was recognized, respectively.

Delivery of Class A Shares

In 2011 and 2010, the Company delivered Class A Shares for vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their Class A share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a tax liability and a corresponding accumulated deficit adjustment. The adjustment was $19.6 million and $2.9 million in 2011 and 2010, respectively, and is disclosed in the consolidated statement of changes in shareholders’ equity.

The delivery of RSUs does not cause a transfer of amounts in the Consolidated Statement of Changes in Shareholders’ Equity to the Class A Shareholders. The delivery of Class A shares for vested RSUs causes the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the year ended December 31, 2011, the Company delivered 4.5 million Class A shares in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 34.1% from 29.0%.

The following table summarizes RSU activity for the years ended December 31, 2011, 2010 and 2009:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2009	24,671,463	$11.70	5,986,867	30,658,330
Granted	3,221,335	3.09	—	3,221,335
Forfeited	(1,849,650)	10.08	—	(1,849,650)
Vested	(6,105,152)	10.37	6,105,152	—

Balance at December 31, 2009	19,937,996	10.87	12,092,019	32,030,015
Granted	12,861,969	9.34	—	12,861,969
Forfeited	(2,578,992)	10.07	—	(2,578,992)
Delivered	—	6.74	(3,227,155)	(3,227,155)
Vested	(6,778,057)	10.40	6,778,057	—

Balance at December 31, 2010	23,442,916	10.25	15,642,921	39,085,837
Granted	8,068,735	14.45	—	8,068,735
Forfeited	(737,372)	12.59	—	(737,372)
Delivered	—	10.12	(5,696,419)	(5,696,419)
Vested	(10,293,506)	11.13	10,293,506	—

Balance at December 31, 2011	20,480,773	$11.38	20,240,008	40,720,781 (1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

Units Expected to Vest—As of December 31, 2011, approximately 19,300,000 RSUs are expected to vest during the next six years.

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, 5,000,000 options were granted on December 2, 2010. These options vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016. In addition, 555,556 options were granted on January 22, 2011 and 25,000 options were granted on April 9, 2011. The options granted on January 22, 2011 vested and became exercisable with respect to half of the option shares on December 31, 2011 and the other half were due to become exercisable on December 31, 2012. The options granted on April 9, 2011 vested and became exercisable with respect to half of the options shares on December 31, 2011 and the other half vests in four equal quarterly installments starting on March 31, 2012 and ending on December 31, 2012. For the years ended December 31, 2011 and 2010, $6.9 million and $0.3 million of compensation expense were recognized as a result of option grants, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2011 and 2010:

Assumptions:	2011(2)	2010
Risk-free interest rate	2.79%	2.34%
Weighted average expected dividend yield	2.25%	2.79%
Expected volatility factor(1)	40.22%	40.00%
Expected life in years	5.72	6.79
Fair value of options per share	$8.44	$5.62

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices.
(2)	Represents weighted average of 2011 grants.

The following table summarizes the share option activity for the year ended December 31, 2011 and 2010:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2010	—	$—	$—	—
Granted	5,000,000	8.00	28,100	9.92
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at December 31, 2010	5,000,000	8.00	$28,100	9.92
Granted	580,556	9.39	4,896	9.09
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at December 31, 2011	5,580,556	8.14	$32,996	8.93

Exercisable at December 31, 2011	1,123,611	$8.36	$7,131	8.96

Units Expected to Vest—As of December 31, 2011, approximately 4,200,000 options are expected to vest.

The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at December 31, 2011 was $25.8 million and is expected to be recognized over a weighted average period of 4.5 years.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value considers the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

law restrictions. During the years ended December 31, 2011, 2010 and 2009, the actual forfeiture rate was 0%, 1.5% and 11.0%, respectively. For the years ended December 31, 2011, 2010 and 2009, $0.5 million, $5.5 million and $5.8 million of compensation expense was recognized, respectively.

During the years ended December 31, 2011, 2010 and 2009, the Company delivered 389,785, 596,375 and 435,954 RDUs, respectively, to individuals who had vested in these units. The deliveries in 2011, 2010 and 2009 resulted in a reduction of the accrued compensation liability of $3.8 million, $7.6 million and $6.6 million, respectively, and the recognition of a net decrease of additional paid in capital in 2011 of $2.7 million and a net increase in 2010 and 2009 of $0.6 million and $2.8 million, respectively. These amounts are presented in the consolidated statement of changes in shareholders’ equity. There was $0.5 million and $4.1 million of liability for undelivered RDUs included in accrued compensation and benefits in the consolidated statements of financial condition as of December 31, 2011 and 2010, respectively. The following table summarizes RDU activity for the years ended December 31, 2011, 2010 and 2009:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2009	678,649	$14.57	446,177	1,124,826
Granted	2,667	1.07	—	2,667
Forfeited	(74,870)	14.23	—	(74,870)
Delivered	—	15.51	(435,954)	(435,954)
Vested	(385,225)	15.65	385,225	—

Balance at December 31, 2009	221,221	12.95	395,448	616,669
Granted	547,974	7.34	—	547,974
Forfeited	(11,816)	13.00	—	(11,816)
Delivered	—	12.73	(596,375)	(596,375)
Vested	(590,712)	9.36	590,712	—

Balance at December 31, 2010	166,667	7.20	389,785	556,452
Granted	90,688	10.30	—	90,688
Forfeited	—	—	—	—
Delivered	—	10.54	(389,785)	(389,785)
Vested	(60,702)	8.69	60,702	—

Balance at December 31, 2011	196,653	$8.17	60,702	257,355

Units Expected to Vest—As of December 31, 2011, approximately 185,000 RDUs are expected to vest over the next four years.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2009	2,302,913
Purchases	43,412
Granted	(2,667)
Forfeited	74,870

Balance at December 31, 2009	2,418,528
Purchases	96,661
Granted	(547,974)
Forfeited	11,816

Balance at December 31, 2010	1,979,031
Purchases	59,494
Granted	(90,688)
Forfeited	—

Balance at December 31, 2011	1,947,837

Restricted Stock and Restricted Stock Unit Awards—Apollo Commercial Real Estate Finance, Inc. (“ARI”)

On September 29, 2009, 97,500 and 145,000 shares of ARI restricted stock were granted to the Company and certain of the Company’s employees, respectively. Additionally, on December 31, 2009, 5,000 shares of ARI restricted stock were granted to a company employee. The fair value of the Company and employee awards granted was $1.8 million and $2.7 million, respectively. These awards generally vest over three years or twelve quarters, with the first quarter vesting on January 1, 2010. On March 23, 2010, July 1, 2010 and July 21, 2010, 102,084, 5,000 and 16,875 shares of ARI restricted stock units (“ARI RSUs”), respectively, were granted to certain of the Company’s employees. Pursuant to the March 23, 2010 and July 21, 2010 issuances, 102,084 and 16,875 shares of ARI restricted stock, respectively, were forfeited by the Company’s employees. As the fair value of ARI RSUs was not greater than the forfeiture of the restricted stock, no additional value will be amortized. On April 1, 2011 and August 4, 2011, 5,000 and 152,750 ARI RSUs, respectively, were granted to certain of the Company’s employees. On August 4, 2011, 156,000 ARI RSUs were granted to the Company. On December 28, 2011, the Company issued 45,587 ARI RSUs to certain of the Company’s employees. The awards granted to the Company are accounted for as investments and deferred revenue in the consolidated statement of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for certain restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, $2.9 million, $1.5 million and $0.4 million of management fees and $1.3 million, $0.8 million and $0.2 million of compensation expense were recognized in the consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 7%, 2% and 0% for the years ended December 31, 2011, 2010 and 2009, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the years ended December 31, 2011, 2010 and 2009:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of RSUs Outstanding
Balance at January 1, 2009	—	—	$—	—	—
Granted to employees of the Company	145,000	—	18.46	—	—
Granted to the Company	97,500	—	18.48	—	—
Vested awards for employees of the Company	—	—	—	—	—

Balance at December 31, 2009	242,500	—	18.47	—	—
Granted to employees of the Company	—	123,959	16.97	—	123,959
Forfeited by employees of the Company	(118,959)	(5,000)	18.41	—	(5,000)
Vested awards for employees of the Company	(26,039)	(22,709)	17.77	22,709	—
Vested awards for the Company	(32,500)	—	18.48	—	—

Balance at December 31, 2010	65,002	96,250	17.57	22,709	118,959
Granted to employees of the Company	—	203,337	14.34	—	203,337
Granted to the Company	—	156,000	14.85	—	156,000
Forfeited by employees of the Company	—	(30,000)	14.85	—	(30,000)
Vested awards for employees of the Company	—	(50,833)	16.95	50,833	—
Vested awards of the Company	(32,500)	—	18.48	—	—

Balance at December 31, 2011	32,502	374,754	$15.12	73,542	448,296

Units Expected to Vest—As of December 31, 2011, approximately 362,000 and 32,502 shares of ARI RSUs and ARI restricted stock, respectively, are expected to vest.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc. (“AMTG”)

On July 27, 2011, 18,750 and 11,250 AMTG restricted stock units (“AMTG RSUs”) were granted to the Company and certain of the Company’s employees, respectively. On September 26, 2011, 875 AMTG RSUs were granted to certain employees of the Company. The fair value of the Company and employee awards granted was $0.3 million and $0.2 million, respectively. These awards generally vest over three years or twelve calendar quarters, with the first quarter vesting on October 1, 2011. The awards granted to the Company are accounted for as investments and deferred revenue in the consolidated statement of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the consolidated statements of operations.

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for certain restrictions. For the year ended December 31, 2011, $0.1 million

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

of management fees and $0.0 million of compensation expense were recognized in the consolidated statements of operations. The actual forfeiture rate for AMTG RSUs was 0% for the year ended December 31, 2011.

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the year ended December 31, 2011:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2011	—	$—	—	—
Granted to employees of the Company	12,125	16.57	—	12,125
Granted to the Company	18,750	18.20	—	18,750
Forfeited by employees of the Company	—	—	—	—
Vested awards of the employees of the Company	(1,008)	16.57	1,008	—
Vested awards of the Company	(1,562)	18.20	1,562	—

Balance at December 31, 2011	28,305	$17.56	2,570	30,875

Units Expected to Vest—As of December 31, 2011, approximately 28,000 AMTG RSUs are expected to vest.

Equity-Based Compensation Allocation

Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of the AOG Units is allocated to Shareholders’ Equity attributable to Apollo Global Management, LLC and the Non-Controlling Interests, which results in a difference in the amounts charged to equity-based compensation expense and the amounts credited to Shareholders’ Equity attributable to Apollo Global Management, LLC in the Company’s consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2011:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$1,032,762	65.9%	$696,361	$336,401
RSUs and Share Options	115,142	—	—	115,142
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	1,320	65.9	870	450
AAA RDUs	529	65.9	349	180

Total Equity-Based Compensation	$1,149,753		$697,580	$452,173

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,219)	(630)

Capital Increase Related to Equity-Based Compensation			$696,361	$451,543

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2010:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$1,032,909	71.0%	$735,698	$297,211
RSUs and Share Options	79,169	—	—	79,169
ARI Restricted Stock Awards and ARI RSUs	801	71.0	569	232
AAA RDUs	5,533	71.0	3,930	1,603

Total Equity-Based Compensation	$1,118,412		740,197	378,215

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(4,499)	(1,835)

Capital Increase Related to Equity-Based Compensation			$735,698	$376,380

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2009:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$1,033,343	71.5%	$738,431	$294,912
RSUs	60,747	—	—	60,747
ARI Restricted Stock Awards	217	71.5	155	62
AAA RDUs	5,799	71.5	4,146	1,653

Total Equity-Based Compensation	$1,100,106		742,732	357,374

Less AAA RDUs and ARI Restricted Stock Awards			(4,301)	(1,715)

Capital Increase Related to Equity-Based Compensation			$738,431	$355,659

(1)	Calculation based on average ownership percentage for the period considering Class A share repurchase during the period.

15. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES

The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Due from affiliates and due to affiliates are comprised of the following:

	As of December 31,
	2011	2010
Due from Affiliates:
Due from private equity funds	$28,465	$52,128
Due from portfolio companies	61,867	42,933
Management and advisory fees receivable from capital markets funds	23,545	19,095
Due from capital markets funds	15,822	13,612
Due from Contributing Partners, employees and former employees	30,353	8,496
Due from real estate funds	13,453	5,887
Other	3,235	2,212

Total Due from Affiliates	$176,740	$144,363

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$451,743	$491,402
Due to private equity funds	86,500	20,890
Due to capital markets funds	18,817	—
Due to real estate funds	1,200	1,200
Dividends payable to employees	12,532	2,832
Other(1)	7,972	1,321

Total Due to Affiliates	$578,764	$517,645

(1)	Includes a $4.7 million contingent consideration liability due to former owners of Gulf Stream as discussed in note 3 to the consolidated financial statements.

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

APO Corp. entered into a tax receivable agreement (“TRA”) with the Managing Partners and Contributing Partners that provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the Reorganization. If the Company does not make the required annual payment on a timely basis as outlined in the TRA, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

In April 2011 and 2010, Apollo made cash payments of $39.8 million and $15.0 million, respectively, in connection with the TRA to the Managing Partners and Contributing Partners resulting from realized tax benefits for the 2010 and 2009 tax years. Included in the 2011 payment was $29.0 thousand and $3.0 thousand of interest paid to the Managing Partners and Contributing Partners, respectively. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% or $12.1 million of the required payments pursuant to the tax receivable agreement that is attributable to the 2010 fiscal year for a period of four years until April 5, 2014. In addition, Apollo adjusted the remaining liability by $(0.1) million and $7.6 million and recorded a corresponding gain (loss) in other income (loss), net in the consolidated statement of operations during the years ended December 31, 2011 and 2010, respectively, due to changes in projected income estimates and fluctuations in the tax rates.

Special Allocation

In December 2009, the AMH partnership agreement was amended to provide for special allocations of income to APO Corp. and a reduction of income allocated to Holdings for the 2009 and 2010 calendar years. The amendment allowed for a maximum allocation of income from Holdings of $22.1 million in 2009 and $117.5 million in 2010. There was no extension of the special allocation after December 31, 2010. Therefore as a result, the Company did not allocate any additional income from AMH to APO Corp. related to the special allocation beyond such date. The Company will continue to allocate income to APO Corp. based on the current economic sharing percentage.

Due from Contributing Partners, Employees and Former Employees

The Company has accrued $22.1 million in receivables at December 31, 2011 from the Contributing Partners and certain employees and former employees of Fund VI for the potential return of carried interest income that would be due if the private equity fund were liquidated at the balance sheet date. In addition, there was a $6.5 million receivable at December 31, 2011 and 2010 from the Contributing Partners and certain employees associated with a credit agreement with Fund VI as described below in Due to Private Equity Funds.

Management Fee Waiver and Notional Investment Program

Apollo has forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $23.5 million, $24.8 million and $19.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Distributions

The table below presents the determination, declaration, and payment of the amount of quarterly distributions which were made at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 8, 2009	$0.05	January 15, 2009	$4.9	$12.0	$16.9	$0.3
May 27, 2010	0.07	June 15, 2010	6.7	16.8	23.5	1.0
August 2, 2010	0.07	August 25, 2010	6.9	16.8	23.7	1.4
November 1, 2010	0.07	November 23, 2010	6.9	16.8	23.7	1.3
January 4, 2011	0.17	January 14, 2011	16.6	40.8	57.4	3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3

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

Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. As of December 31, 2011, the Company recorded an indemnification liability of $0.8 million.

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. At December 31, 2010, the total outstanding loan aggregated $20.5 million, including accrued interest of $1.6 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. In March 2011, a right of offset for the indemnified portion of the loan

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the consolidated statement of financial condition. During the year ended December 31, 2011, there was $0.9 million interest paid and $0.3 million accrued interest on the outstanding loan obligation. As of December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In addition, assuming Fund VI is liquidated on the balance sheet date, the Company has also accrued a liability to Fund VI of $75.3 million, in connection with the potential general partner obligation to return carried interest income that was previously distributed from Fund VI. Of this amount, approximately $22.1 million is receivable from Contributing Partners, employees and former employees.

Due to Capital Markets Funds

Similar to the private equity funds, certain capital markets funds allocate carried interest income to the Company. Assuming SOMA liquidated on the balance sheet date, the Company has accrued a liability to SOMA of $18.1 million, in connection with the potential general partner obligation for carried interest income that was previously distributed from SOMA.

Due from Real Estate Funds

In connection with the acquisition of CPI during November 2010, Apollo is contingently obligated to Citigroup Inc. based on a specified percentage of future earnings from the date of acquisition through December 31, 2012. The estimated fair value of the contingent liability was $1.2 million as of December 31, 2011 and 2010, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%.

Regulated Entities

During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the United States Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, or “FINRA”, subject to the minimum net capital requirements of the SEC. AGS has continuously operated in excess of these requirements. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS will earn underwriting and transaction fees for its services. The Company also has one entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority. This entity has continuously operated in excess of these regulatory capital requirements.

Due to Strategic Investor/Strategic Relationship Agreement

On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with the California Public Employees’ Retirement System (“CalPERS”). The strategic relationship agreement provides that Apollo will reduce management and other fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Underwriting Fee Paid for ARI

During 2009, the Company incurred $8.0 million in underwriting expenses for the benefit of ARI, which may be repaid to the Company if during any period of four consecutive calendar quarters during the sixteen full calendar quarters after the consummation of ARI’s initial public offering on September 29, 2009, ARI’s core earnings, as defined in the corresponding management agreement, for any such four-quarter period exceeds an 8% performance hurdle rate. During the second quarter of 2011, the core earnings had exceeded the hurdle rate and the Company recorded $8.0 million of other income in the consolidated statement of operations.

Interests in Consolidated Entities

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net loss (income) attributable to Non-Controlling Interests consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
AAA(1)	$123,400	$(356,251)	$(452,408)
Consolidated VIEs(2)	(216,193)	(48,206)	—
Interests in management companies(3)	(12,146)	(16,258)	(7,818)

Net income attributable to Non-Controlling Interests in consolidated entities	(104,939)	(420,715)	(460,226)
Net loss (income) attributable to Non-Controlling Interests in Apollo Operating Group	940,312	(27,892)	400,440

Net loss (income) attributable to Non-Controlling Interests	$835,373	$(448,607)	$(59,786)

(1)	Reflects the Non-Controlling Interests in the net loss (income) of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% during the year ended December 31, 2011 and approximately 97% during the years ended December 31, 2010 and 2009, respectively.
(2)	Reflects the Non-Controlling Interests in the net loss (income) of the consolidated VIEs and includes $202.2 million and $11.4 million of gains recorded within appropriated partners’ capital related to consolidated VIEs during the years ended December 31, 2011 and 2010, respectively.
(3)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies.

16. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders, in connection with their capital commitment to certain funds managed by the Company. As of December 31, 2011, the maximum exposure relating to these financial guarantees approximated $4.0 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), the Company may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of December 31, 2011, the Company has no current obligations to Artus.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, capital markets and real estate funds, Apollo has unfunded capital commitments as of December 31, 2011 and 2010 of $137.9 million and $140.6 million, respectively.

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

Litigation and Contingencies—We are, from time to time, party to various legal actions arising in the ordinary course of business, including claims and litigation, reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business.

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted Apollo’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. In an order dated August 18, 2010, the Court granted in part and denied in part plaintiffs’ motion to expand the complaint and to obtain additional discovery. The Court ruled that plaintiffs could amend the complaint and obtain discovery in a second discovery phase limited to eight additional transactions. The Court gave the plaintiffs until September 17, 2010 to amend the complaint to include the additional eight transactions. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding the additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file the fourth amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo Global Management, LLC, as a defendant. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. The Court set April 17, 2012, as the deadline for completing all fact discovery. Currently, Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. The Court granted Apollo’s motion to dismiss plaintiffs’ initial complaint in 2008, ruling that Apollo was released from the only transaction in which it allegedly was involved. While plaintiffs have survived Apollo’s motion to dismiss the fourth amended complaint,

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

the Court stated in denying the motion that it will consider the statute of limitations (one of the bases for Apollo’s motion to dismiss) at the summary judgment stage. Based on the applicable statute of limitations, among other reasons, Apollo believes that plaintiffs’ claims lack factual and legal merit. For these reasons, no estimate of possible loss, if any, can be made at this time.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Apollo believes that it has handled its use of placement agents in an appropriate manner. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. To date, no such claims have been brought. Apollo denies the merit of any such claims and will vigorously contest them, if they are brought.

Although the ultimate outcome of these matters cannot be ascertained at this time, we are of the opinion, after consultation with counsel, that the resolution of any such matters to which we are a party at this time will not have a material effect on our financial statements. Legal actions material to us could, however, arise in the future.

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

As of December 31, 2011, the approximate aggregate minimum future payments required for operating leases were as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
Aggregate minimum future payments	$31,175	$30,657	$30,242	$28,921	$28,871	$92,426	$242,292

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $38.3 million, $28.8 million and $35.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2011, fixed and determinable payments due in connection with these obligations are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
Other long-term obligations	$10,221	$630	$—	$—	$—	$—	$10,851

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through December 31, 2011 and that would be reversed approximates $1.3 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

December 31, 2011
Private Equity Funds:
Fund VII	$651,491
Fund V	246,656
Fund IV	57,104
AAA	22,090

Total Private Equity Funds	$977,341

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	12,625
Mezzanine Funds (AIE II)	20,459
Non-Performing Loan Fund (EPF)	51,463
Senior Credit Funds (COF I/COF II, Gulf Stream)	233,139

Total Capital Market Funds	$317,686

Total	$1,295,027

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 15, the Company has recorded a general

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

partner obligation to return previously distributed carried interest income of fees of $75.3 million and $18.1 million relating to Fund VI and SOMA as of December 31, 2011, respectively.

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

One of the Company’s subsidiaries, Apollo Global Securities, LLC (“AGS”), provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of December 31, 2011, there were no underwriting commitments outstanding related to such offerings.

In connection with the Gulf Stream acquisition, as discussed in note 3, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue.

In connection with the CPI acquisition, as discussed in note 3, the consideration transferred in the acquisition is a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of December 31, 2011.

17. MARKET AND CREDIT RISK

In the normal course of business, Apollo encounters market and credit risk concentrations. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. Credit risk includes the risk of default on Apollo’s investments, where the counterparty is unable or unwilling to make required or expected payments.

The Company is subject to a concentration risk related to the investors in its funds. As of December 31, 2011, there were more than approximately 1,000 limited partner investors in Apollo’s active private equity, capital markets and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At December 31, 2011 and 2010, $738.5 million and $751.5 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively. However, as of December 31, 2011 and 2010, $167.0 million of the debt had been effectively converted to a fixed rate using interest rate swaps as discussed in note 9.

18. SEGMENT REPORTING

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

•	Private Equity—invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Capital Markets—primarily invests in non-control debt and non-control equity investments, including distressed debt instruments; and

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

The following tables present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2011, 2010 and 2009, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

Economic Net Income (Loss)

Economic Net Income (“ENI”) is a key performance measure used by management in evaluating the performance of Apollo’s private equity, capital markets and real estate segments. Management also believes the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

components of ENI such as the amount of management fees, advisory and transaction fees and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

•	Decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires;

•	Decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses; and

•

Decisions related to expense, such as determining annual discretionary bonuses and stock-based compensation awards to its employees. As it relates to compensation, management seeks to align the interests of certain professionals and selected other individuals who have a profit sharing interest in the carried interest income earned in relation to the funds, with those of the investors in such funds and those of the Company’s shareholders. To achieve that objective, a certain amount of compensation is based on the Company’s performance and growth for the year.

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, income tax expense, amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.

During the fourth quarter 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, capital markets and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation expense for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the years ended December 31, 2011, 2010 and 2009:

	Impact of Modification on ENI
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
For the year ended December 31, 2011	$(22,756)	$(32,711)	$(9,723)	$(65,190)
For the year ended December 31, 2010	(6,525)	(23,449)	(3,975)	(33,949)
For the year ended December 31, 2009	7,226	(8,009)	(1,652)	(2,435)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table presents the financial data for Apollo’s reportable segments as of and for the year ended December 31, 2011:

	As of and for the Year Ended December 31, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$66,913	$14,699	$698	$82,310
Management fees from affiliates	263,212	186,700	40,279	490,191
Carried interest (loss) income from affiliates	(449,208)	51,801	—	(397,407)

Total Revenues	(119,083)	253,200	40,977	175,094
Expenses	155,994	250,020	77,179	483,193
Other Income (Loss)	15,041	(5,716)	10,420	19,745
Non-Controlling Interests	—	(12,146)	—	(12,146)

Economic Net Loss	$(260,036)	$(14,682)	$(25,782)	$(300,500)

Total Assets	$1,764,166	$1,123,654	$61,970	$2,949,790

The following table reconciles the total segments to Apollo Global Management, LLC’s consolidated financial statements for the year ended December 31, 2011:

	As of and for the Year Ended December 31, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$175,094		$(3,462	)(1)	$171,632
Expenses	483,193		1,099,257	(2)	1,582,450
Other income	19,745		98,803	(3)	118,548
Non-Controlling Interests	(12,146)		847,519		835,373

Economic Net Loss	$(300,500	)(4)	N/A		N/A

Total Assets	$2,949,790		$5,026,083	(5)	$7,975,873

(1)	Represents advisory and management fees earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(3)	Results from the following:

For the Year Ended December 31, 2011
Net losses from investment activities	$(123,946)
Net gains from investment activities of consolidated variable interest entities	24,201
Gain from equity method investments	3,094
Gain on acquisition	195,454

Total Consolidation Adjustments	$98,803

(4)	The reconciliation of Economic Net Loss to Net Loss attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2011
Economic Net Loss	$(300,500)
Income tax provision	(11,929)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	940,312
Non-cash charges related to equity-based compensation(6)	(1,081,581)
Amortization of intangible assets	(15,128)

Net Loss Attributable to Apollo Global Management, LLC	$(468,826)

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(6)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 14 to our consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2011:

	For the Year Ended December 31, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$66,913	$—	$66,913	$14,699	$—	$14,699
Management fees from affiliates	263,212	—	263,212	186,700	—	186,700
Carried interest (loss) income from affiliates:
Unrealized losses(1)	—	(1,019,748)	(1,019,748)	—	(66,852)	(66,852)
Realized gains	—	570,540	570,540	44,540	74,113	118,653

Total Revenues	330,125	(449,208)	(119,083)	245,939	7,261	253,200
Compensation and benefits(2)	156,923	(100,267)	56,656	116,181	38,844	155,025
Other expenses(2)	99,338	—	99,338	94,995	—	94,995

Total Expenses	256,261	(100,267)	155,994	211,176	38,844	250,020

Other Income (Loss)	7,081	7,960	15,041	(1,978)	(3,738)	(5,716)
Non-Controlling Interests	—	—	—	(12,146)	—	(12,146)

Economic Net Income (Loss)	$80,945	$(340,981)	$(260,036)	$20,639	$(35,321)	$(14,682)

(1)	Included in unrealized carried interest (loss) income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income or fees of $75.3 million and $18.1 million with respect to Fund VI and SOMA, respectively, for the year ended December 31, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of December 31, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	For the Year Ended December 31, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$698	$—	$698
Management fees from affiliates	40,279	—	40,279
Carried interest income from affiliates	—	—	—

Total Revenues	40,977	—	40,977

Compensation and benefits(1)	46,163	1,353	47,516
Other expenses(1)	29,663	—	29,663

Total Expenses	75,826	1,353	77,179

Other Income	9,694	726	10,420

Economic Net Loss	$(25,155)	$(627)	$(25,782)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	As of and for the Year Ended December 31, 2010
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$60,444	$19,338	$—	$79,782
Management fees from affiliates	259,395	160,318	11,383	431,096
Carried interest loss from affiliates	1,321,113	277,907	—	1,599,020

Total Revenues	1,640,952	457,563	11,383	2,109,898
Expenses	767,600	240,341	46,034	1,053,975
Other Income	212,845	41,606	23,231	277,682
Non-Controlling Interests	—	(16,258)	—	(16,258)

Economic Net Income (Loss)	$1,086,197	$242,570	$(11,420)	$1,317,347

Total Assets	$2,271,564	$1,152,389	$46,415	$3,470,368

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements for the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$2,109,898		$—		$2,109,898
Expenses	1,053,975		1,103,411	(1)	2,157,386
Other income	277,682		404,767	(2)	682,449
Non-Controlling Interests	(16,258)		(432,349)		(448,607)

Economic Net Income	$1,317,347	(3)	N/A		N/A

Total Assets	$3,470,368		$3,082,004	(4)	$6,552,372

(1)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising amortization of AOG Units, and amortization of intangible assets.
(2)	Results from the following:

For the Year Ended December 31, 2010
Net gains from investment activities	$367,871
Net gains from investment activities of consolidated variable interest entities	48,206
Loss from equity method investments	(11,107)
Interest income	20
Other loss	(223)

Total Consolidation Adjustments	$404,767

(3)	The reconciliation of Economic Net Income to Net Loss Attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2010
Economic Net Income	$1,317,347
Income tax provision	(91,737)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(27,892)
Non-cash charges related to equity-based compensation(4)	(1,087,943)
Net loss of Metals Trading Fund	(2,380)
Amortization of intangible assets	(12,778)

Net Income Attributable to Apollo Global Management, LLC	$94,617

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(4)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 14 to the consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$60,444	$—	$60,444	$19,338	$—	$19,338
Management fees from affiliates	259,395	—	259,395	160,318	—	160,318
Carried interest income from affiliates:
Unrealized gains	—	1,251,526	1,251,526	—	103,918	103,918
Realized gains	—	69,587	69,587	47,385	126,604	173,989

Total Revenues	319,839	1,321,113	1,640,952	227,041	230,522	457,563

Compensation and benefits(1)	150,181	519,669	669,850	103,763	55,698	159,461
Other expenses(1)	97,750	—	97,750	80,880	—	80,880

Total Expenses	247,931	519,669	767,600	184,643	55,698	240,341

Other Income	162,213	50,632	212,845	10,928	30,678	41,606
Non-Controlling Interests	—	—	—	(16,258)	—	(16,258)

Economic Net Income	$234,121	$852,076	$1,086,197	$37,068	$205,502	$242,570

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	For the Year Ended December 31, 2010
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	11,383	—	11,383
Carried interest income from affiliates	—	—	—

Total Revenues	11,383	—	11,383

Compensation and benefits(1)	26,096	—	26,096
Other expenses(1)	19,938	—	19,938

Total Expenses	46,034	—	46,034

Other Income (Loss)	23,622	(391)	23,231

Economic Net Loss	$(11,029)	$(391)	$(11,420)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Year Ended December 31, 2009
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$48,642	$7,433	$—	$56,075
Management fees from affiliates	260,478	144,578	1,201	406,257
Carried interest loss from affiliates	310,871	193,525	—	504,396

Total Revenues	619,991	345,536	1,201	966,728
Expenses	354,101	218,425	26,192	598,718
Other Income	113,924	104,171	300	218,395
Non-Controlling Interests	—	(7,818)	—	(7,818)

Economic Net Income (Loss)	$379,814	$223,464	$(24,691)	$578,587

Assets	$1,062,043	$981,390	$13,852	$2,057,285

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements for the year ended December 31, 2009:

	For the Year Ended December 31, 2009
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$966,728		$—		$966,728
Expenses	598,718		1,107,787	(1)	1,706,505
Other income	218,395		454,706	(2)	673,101
Non-Controlling Interests	(7,818)		(51,968)		(59,786)

Economic Net Income	$578,587	(3)	N/A		N/A

(1)	Represents the addition of expenses of AAA and expenses related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising amortization of AOG Units, and amortization of intangible assets.
(2)	Results from the following:

For the Year Ended December 31, 2009
Net gains from investment activities	$471,873
Loss from equity method investments	(17,167)

Total Consolidation Adjustments	$454,706

(3)	The reconciliation of Economic Net Income to Net Loss attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2009
Economic Net Loss	$578,587
Income tax benefit	(28,714)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	400,440
Non-cash charges related to equity-based compensation(4)	(1,092,812)
Amortization of intangible assets	(12,677)

Net Loss Attributable to Apollo Global Management, LLC	$(155,176)

(4)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 14 to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2009:

	For the Year Ended December 31, 2009
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$48,642	$—	$48,642	$7,433	$—	$7,433
Management fees from affiliates	260,478	—	260,478	144,578	—	144,578
Carried interest (loss) income from affiliates:
Unrealized gains	—	262,890	262,890	—	120,126	120,126
Realized gains	—	47,981	47,981	50,404	22,995	73,399

Total Revenues	309,120	310,871	619,991	202,415	143,121	345,536
Compensation and benefits(1)	130,472	124,048	254,520	91,607	43,500	135,107
Other expenses(1)	99,581	—	99,581	83,318	—	83,318

Total Expenses	230,053	124,048	354,101	174,925	43,500	218,425

Other Income	58,701	55,223	113,924	19,309	84,862	104,171
Non-Controlling Interests	—	—	—	(7,818)	—	(7,818)

Economic Net Income	$137,768	$242,046	$379,814	$38,981	$184,483	$223,464

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Year Ended December 31, 2009
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	1,201	—	1,201
Carried interest income from affiliates	—	—	—

Total Revenues	1,201	—	1,201
Compensation and benefits(1)	12,571	—	12,571
Other expenses(1)	13,621	—	13,621

Total Expenses	26,192	—	26,192

Other Income (Loss)	1,043	(743)	300

Economic Net Loss	$(23,948)	$(743)	$(24,691)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

19. SUBSEQUENT EVENTS

On January 18, 2012, the Company issued 0.3 million Class A shares in exchange for vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On February 10, 2012, the Company declared a cash distribution of $0.46 per Class A share, which will be paid on February 29, 2012 to holders of record on February 23, 2012.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$696,342	$308,876	$(1,479,580)	$645,994
Expenses	641,581	480,006	(158,100)	618,963
Other Income (Loss)	205,164	70,035	(442,310)	285,659

Income (Loss) Before Provision for Taxes	$259,925	$(101,095)	$(1,763,790)	$312,690

Net Income (Loss)	$251,105	$(104,645)	$(1,743,943)	$293,284

Income (Loss) attributable to Apollo Global Management, LLC.	$38,156	$(50,989)	$(466,926)	$10,933

Net Income (Loss) per Class A Share—Basic	0.33	(0.46)	(3.86)	0.05
Net Income (Loss) per Class A Share—Diluted	0.33	(0.46)	(3.86)	0.05

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$223,594	$79,280	$458,651	$1,348,373
Expenses	428,490	362,110	506,003	860,783
Other Income (Loss)	135,772	(6,585)	210,540	342,722

Income (Loss) Before Provision for Taxes	$(69,124)	$(289,415)	$163,188	$830,312

Net (Loss) Income	$(73,179)	$(302,142)	$132,332	$786,213

(Loss) Income Apollo Global Management, LLC.	$(60,682)	$(75,124)	$24,140	$206,283

Net (Loss) Income per Class A Share—Basic	(0.63)	(0.79)	0.23	1.78
Net (Loss) Income per Class A Share—Diluted	(0.63)	(0.79)	0.23	1.77

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Apollo’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	60	Chairman, Chief Executive Officer and Director
Joshua Harris	47	Senior Managing Director and Director
Marc Rowan	49	Senior Managing Director and Director
Henry Silverman(1)	71	Vice Chairman and Director
Marc Spilker	47	President
Gene Donnelly	54	Chief Financial Officer
Barry Giarraputo	48	Chief Accounting Officer and Controller
John Suydam	52	Chief Legal Officer and Chief Compliance Officer
Joseph Azrack	64	Managing Director—Real Estate
James Zelter	49	Managing Director—Capital Markets
Michael Ducey	63	Director
Paul Fribourg	58	Director
A.B. Krongard	75	Director
Pauline Richards	63	Director

(1)	On February 24, 2012, Henry Silverman resigned from all of his positions with the Company effective March 15, 2012.

Leon Black. Mr. Black is the Chairman of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts, and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as Managing Director, head of the Mergers & Acquisitions Group and co-head of the Corporate Finance Department. Mr. Black also serves on the boards of directors of Sirius XM Radio Inc. and the general partner of AAA. Mr. Black is a trustee of The Museum of Modern Art, The Mount Sinai Medical Center, The Metropolitan Museum of Art, and The Asia Society. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the boards of directors of FasterCures and the Port Authority Task Force. Mr. Black graduated summa cum laude from Dartmouth College in 1973 with a major in Philosophy and History and received an MBA from Harvard Business School in 1975. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 33 years experience financing, analyzing and investing in public and private companies. In his prior position with Drexel and in his position at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors.

Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated. Mr. Harris currently serves on the boards of directors of Berry Plastics Group Inc., LyondellBasell Industries B.V., CEVA Group plc, Momentive Performance Materials Holdings LLC and the holding company for Alcan Engineered Products. Mr. Harris has previously served on the boards of directors of Verso Paper Corp., Metals USA, Inc., Nalco

Corporation, Allied Waste Industries, Inc., Pacer International, Inc., General Nutrition Centers, Inc., Furniture Brands International Inc., Compass Minerals International, Inc., Alliance Imaging, Inc., NRT Inc., Covalence Specialty Materials Corp., United Agri Products, Inc., Quality Distribution, Inc., Whitmire Distribution Corp. and Noranda Aluminum Holding Corporation. Mr. Harris is actively involved in charitable and political organizations. He also serves on the Corporate Affairs Committee of the Council on Foreign Relations. Mr. Harris serves as Chairman of the Department of Medicine Advisory Board for The Mount Sinai Medical Center and is on the Board of Trustees of the Mount Sinai Medical Center. He is also a member of The Federal Reserve Bank of New York Investors Advisory Committee on Financial Markets and a member of The University of Pennsylvania’s Wharton Undergraduate Executive Board and is on the Board of Trustees for The Allen-Stevenson School and the Harvard Business School. Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a BS in Economics and received his MBA from the Harvard Business School, where he graduated as a Baker and Loeb Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 24 years experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.

Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of the general partner of AAA, Athene Holding Ltd, Caesars Entertainment Corporation and Norwegian Cruise Lines. He has previously served on the boards of directors of AMC Entertainment, Inc., Cablecom GmbH, Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the boards of directors of the National Jewish Outreach Program, Inc. and the Undergraduate Executive Board of the University of Pennsylvania’s Wharton School of Business. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a BS and an MBA in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 26 years experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.

Henry Silverman. Mr. Silverman joined Apollo in 2009 as Chief Operating Officer and currently serves as a director and Vice Chairman of the board of directors of Apollo and a member of the executive committee of our manager. On February 24, 2012, Henry Silverman resigned as a Director of the Board of Directors of the Company effective March 15, 2012. Mr. Silverman also resigned from his employment at the Company and its subsidiaries, from his membership on the executive committee of the Company’s manager and from all other positions he holds at the Company and its subsidiaries, affiliates and portfolio companies, all effective March 15, 2012. From November 2007 through January 2009, Mr. Silverman served as senior advisor to Apollo. Prior to joining Apollo, from July 2006 until November 2007, Mr. Silverman served as Chairman of the Board and the Chief Executive Officer of Realogy Corporation, formerly Cendant Corporation’s (“Cendant”) real estate division. Mr. Silverman was Chief Executive Officer of Cendant from December 1997 until the completion of Cendant’s separation plan in August 2006, as well as chairman of Cendant’s board of directors from July 1998 until August 2006. Mr. Silverman served as President of Cendant from December 1997 until October 2004. He was also Chairman of the board of directors, Chairman of the executive committee, and Chief Executive Officer of HFS Incorporated (Cendant’s predecessor) from May 1990 until December 1997. Cendant was a “Fortune 100” company and the largest global provider of consumer and business services within the travel and residential real estate sectors prior to its separation into several new companies in late 2006. Mr. Silverman continues to serve as a director and Chairman of the Board of Realogy Corporation, is a director and Chairman of the Board of Apollo Commercial Real Estate Finance, Inc. and serves as a director of the managing general partner of AAA. Mr. Silverman has been involved for many years in numerous philanthropic, public service and social policy initiatives. He is currently on the Board of Commissioners of the Port Authority of New York and New Jersey and is a trustee of the NYU Langone Medical Center. Mr. Silverman is a former trustee of NYU, the University of Pennsylvania, Penn Medicine, the Dance Theatre of Harlem and the Whitney Museum of American Art. Mr. Silverman’s philanthropy includes Silverman Hall, the Silverman-Rodin scholars and the Silverman Professor of Law at Penn Law School, and the Silverman Professor of Obstetrics and Gynecology at NYU School of Medicine. Mr. Silverman was awarded the American Heritage Award from the Anti-Defamation League for lifetime achievement in fighting discrimination and was honored for his efforts to promote diversity in the workplace by the Jackie Robinson Foundation and the U.S. Hispanic Chamber of Commerce. Mr. Silverman graduated from Williams College in 1961, and the University of Pennsylvania Law School in 1964, and served as a legal officer in the U.S. Navy Reserve from 1965 to 1972. Mr. Silverman brings to the board of directors expertise as a strategist, management and operations experience, and a perspective on business operations and corporate governance in the public company context. In his prior experience as chief executive officer of Cendant, he gained extensive experience working with complex organizations and analyzing investment opportunities, all of which the company believes enhances the resources available to the board of directors.

Marc Spilker. Mr. Spilker joined Apollo as President in 2010. Mr. Spilker retired from Goldman Sachs in May 2010 following a 20-year career with the firm, where he served most recently as the co-head of Goldman Sachs’ Investment Management Division (“IMD”) and also as a member of the firm-wide Management Committee. Mr. Spilker joined IMD in 2006 as head of Global Alternative Asset Management and became chief operating officer in 2007. Prior to that, Mr. Spilker was responsible for Goldman Sachs’ U.S. Equities Trading and Global Equity Derivatives and was head of Fixed Income, Currency and Commodities in Japan from 1997 to 2000. Mr. Spilker joined Goldman Sachs in 1990 and was named partner in 1996. Mr. Spilker is a member of the University of Pennsylvania’s Wharton Undergraduate Executive Board, the Board of Directors of The New 42nd Street, Inc. and co-chairs the RFK Leadership Council at the Robert F. Kennedy Center for Justice & Human Rights. Mr. Spilker graduated with a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Gene Donnelly. Mr. Donnelly joined Apollo in 2010, following a 30-year career with PricewaterhouseCoopers (“PwC”), most recently as PwC’s lead client relationship partner for several leading private equity firms. Prior to that role, Mr. Donnelly served as the Global Managing Partner for PwC’s advisory and tax practices from 2006 through 2008. During 2000 through 2005, Mr. Donnelly served as Vice Chairman and Chief Financial Officer for PwC’s U.S. firm. Previously, Mr. Donnelly served in PwC’s global transaction services practice from 1996 through 2000, and he was the leader of that practice from 1997 through 2000. Before joining PwC’s transaction services practice, Mr. Donnelly was with PwC’s audit practice from 1979 through 1995, and he was appointed as a partner in 1989. Mr. Donnelly graduated summa cum laude with a BS in Accounting from St. Francis College.

Barry Giarraputo. Mr. Giarraputo joined Apollo in 2006. Prior to that time, Mr. Giarraputo was a Senior Managing Director at Bear Stearns & Co. where he served in a variety of finance roles over nine years. Previous to that, Mr. Giarraputo was with the accounting and auditing firm of PricewaterhouseCoopers LLP for 12 years where he was a member of the firm’s Audit and Business Services Group and was responsible for a number of capital markets clients including broker-dealers, money-center banks, domestic investment companies and offshore hedge funds and related service providers. Mr. Giarraputo is on the Board of Directors for the Association for Children with Down Syndrome where he also serves as the Treasurer and Chairman of the audit committee. Mr. Giarraputo has also served as an Adjunct Professor of Accounting at Baruch College where he graduated cum laude in 1985 with a BBA in Accountancy.

John Suydam. Mr. Suydam joined Apollo in 2006. From 2002 through 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP, where he served as head of Mergers & Acquisitions and co-head of the Corporate

Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP, which specialized in representing private equity investors. Mr. Suydam serves on the board of directors of the Big Apple Circus and Environmental Solutions Worldwide Inc., and he is also a member of the Department of Medicine Advisory Board of The Mount Sinai Medical Center. Mr. Suydam received his JD from New York University and graduated magna cum laude with a BA in History from the State University of New York at Albany.

Joseph Azrack. Mr. Azrack joined Apollo in 2008. Mr. Azrack is the Managing Director—Real Estate of Apollo and the managing partner of Apollo Global Real Estate Management, L.P. He also currently serves as the President and Chief Executive Officer of ARI and has been a director of ARI since June 2009. Prior to joining Apollo, from 2004 to 2008, Mr. Azrack was President and CEO of CPI where he chaired the firm’s Management Committee and Investment Committees, and provided strategic guidance for investment policy and strategy. Mr. Azrack was also a member of the Citigroup Alternative Investments Management Committee and Investment Committee from May 2004 to July 2008, and a member of Citi Infrastructure Investments’ Investment Committee from September 2006 to July 2008. Prior to joining CPI, he was Chief Executive and Chairman of AEW Capital Management, L.P. from 1996 to 2003, Founder and President of the AEW Partners Funds from 1988 to 2003, a Director of Curzon Global Partners from 1998 to 2003 and Founder and Chairman of IXIS AEW Europe from 2001 to 2003. Mr. Azrack served with AEW from 1983 to 2003. He was an adjunct professor at Columbia University’s Graduate School of Business where he is a member of and from 1993 to 2003 chaired the Real Estate Program Advisory Board. He is also a member of the board of directors and the board of trustees of the Urban Land Institute, as well as a board member of Atrium European Real Estate, Ltd. Mr. Azrack holds an M.B.A. from Columbia University and a B.S. from Villanova University.

James Zelter. Mr. Zelter joined Apollo in 2006. Mr. Zelter is the Managing Director of Apollo’s capital markets business, Chief Executive Officer and director of AINV. He also serves as a board member of HFA Holdings Limited, a company publicly traded on the Australian Securities Exchange. Prior to joining Apollo, Mr. Zelter was with Citigroup Inc. and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman, Sachs & Co. Mr. Zelter has significant experience in global credit markets and has overseen the broad expansion in the Apollo capital markets platform. Mr. Zelter is a board member of DUMAC, the investment management company that oversees the Duke Endowment and Duke Foundation. Mr. Zelter has a degree in Economics from Duke University.

Paul Fribourg. Mr. Fribourg has served as an independent director of Apollo and as a member of the conflicts committee of our board of directors since 2011. From 1997 to the present, Mr. Fribourg has served as Chairman and Chief Executive Officer of Continental Grain Company. Prior to 1997, Mr. Fribourg served in a variety of other roles at Continental Grain Company, including Merchandiser, Product Line Manager, Group President and Chief Operating Officer. Mr. Fribourg serves on the boards of directors of Burger King Holdings, Inc., Loews Corporation and The Estee Lauder Companies, Inc. He also serves as a board member of the JPMorgan National Advisory Board, the Rabobank International North American Agribusiness Advisory Board, the Harvard Business School Board of Dean’s Advisors, the New York University Mitchell Jacobson Leadership Program in Law and Business Advisory Board, the America-China Society, Endeavor Global Inc. and Teach For America–New York. Mr. Fribourg is also a member of the Council on Foreign Relations, the Brown University Advisory Council on China, the International Business Leaders Advisory Council for The Mayor of Shanghai. Mr. Fribourg graduated magna cum laude from Amherst College and completed the Advanced Management Program at Harvard Business School. Mr. Fribourg’s extensive corporate experience enhances the breadth of experience and independence of the board of directors.

A.B. Krongard. Mr. Krongard has served as an independent director of Apollo and as a member of the audit committee of our board of directors since 2011. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the Board of Directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until joining the Central Intelligence Agency. Mr. Krongard serves as the Lead Director and audit committee Chairman of Under Armour, Inc. and also serves as a board member of Iridium Communications Inc. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard also serves as the Vice-Chair of the Johns Hopkins Health System. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of the board of directors.

Pauline Richards. Ms. Richards has served as an independent director of Apollo and as Chairman of the audit committee of our board of directors since 2011. From 2008 to the present, Ms. Richards served as Chief Operating Officer of Armour Reinsurance Group Limited. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also serves as a member of the Audit and Corporate Governance committees of the board of directors of Butterfield Bank and as a member of the Audit and Compensation committees of the board of directors of Wyndham Worldwide. Ms. Richards also serves as the Chairman of the board of directors of PRIDE (Bermuda), a drug prevention organization. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a BA in psychology and has obtained certification as a Certified Management Accountant. Ms. Richards’ extensive finance experience and her service on the boards of other public companies adds significant value to the board of directors.

Michael Ducey. Mr. Ducey has served as an independent director of Apollo and a member of the audit committee and as Chairman of the conflicts committee of our board of directors since 2011. Most recently, Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey is currently a director of and serves as the chairman of the audit committee of Verso Paper Holdings, Inc., and is also the non-executive chairman of the board of directors of TPC Group, Inc and a member of its audit committee. He is also the chairman of the compliance and governance committee and the nominations committee of the board of directors of HaloSource, Inc. From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. Also, from July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees add significant value to the board of directors.

Our Manager

Our operating agreement provides that so long as the Apollo control condition is satisfied, our manager will manage all of our operations and activities and will have discretion over significant corporate actions, such as the issuance of securities, payment of distributions, sales of assets, making certain amendments to our operating agreement and other matters, and our board of directors will have no authority other than that which our manager chooses to delegate to it.

Decisions by our manager are made by its executive committee, which is composed of our three managing partners, our Vice Chairman and our President, the latter two of which serve as non-voting members. Each managing partner will remain on the executive committee for so long as he is employed by us, provided that Mr. Black, upon his retirement, may at his option remain on the executive committee until his death or disability or any commission of an act that would constitute cause if Mr. Black had still been employed by us. Actions by the executive committee are determined by majority vote of its members, except as to the following matters, as to which Mr. Black will have the right of veto: (i) the designations of directors to our board, or (ii) a sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party (other than through an exchange of Apollo Operating Group units and interests in our Class B share for Class A shares, transfers by a founder or a permitted transferee to another permitted transferee, or the issuance of bona fide equity incentives to any of our non-founder employees) that constitutes (x) a direct or indirect sale of a ratable interest (or substantially ratable interest) in each entity that constitutes the Apollo Operating Group or (y) a sale of all or substantially all of the assets of Apollo. Exchanges of Apollo Operating Group units for Class A shares that are not pro rata among our managing partners or in which each managing partner has the option not to participate are not subject to Mr. Black’s right of veto.

Subject to limited exceptions described in our operating agreement, our manager may not sell, exchange or otherwise dispose of all or substantially all of our assets and those of our subsidiaries, taken as a whole, in a single transaction or a series of related transactions without the approval of holders of a majority of the aggregate number of voting shares outstanding; provided, however, that this does not preclude or limit our manager’s ability, in its sole discretion, to mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets and those of our subsidiaries (including for the benefit of persons other than us or our subsidiaries, including affiliates of our manager).

We will reimburse our manager and its affiliates for all costs incurred in managing and operating us, and our operating agreement provides that our manager will determine the expenses that are allocable to us. The agreement does not limit the amount of expenses for which we will reimburse our manager and its affiliates.

Board Composition and Limited Powers of Our Board of Directors

For so long as the Apollo control condition is satisfied, our manager shall (i) nominate and elect all directors to our board of directors, (ii) set the number of directors of our board of directors and (iii) fill any vacancies on our board of directors. After the Apollo control condition is no longer satisfied, each of our directors will be elected by the vote of a plurality of our shares entitled to vote, voting as a single class, to serve until his or her successor is duly elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal. Our board currently consists of four members. For so long as the Apollo control condition is satisfied, our manager may remove any director, with or without cause, at anytime. After such condition is no longer satisfied, a director or the entire board of directors may be removed by the affirmative vote of holders of 50% or more of the total voting power of our shares.

As noted, so long as the Apollo control condition is satisfied, our manager will manage all of our operations and activities, and our board of directors will have no authority other than that which our manager chooses to delegate to it. In the event that the Apollo control condition is not satisfied, our board of directors will manage all of our operations and activities.

Pursuant to a delegation of authority from our manager, which may be revoked, our board of directors has established and at all times will maintain audit and conflicts committees of the board of directors that have the responsibilities described below under “—Committees of the Board of Directors—Audit Committee” and “—Committees of the Board of Directors—Conflicts Committee.”

Where action is required or permitted to be taken by our board of directors or a committee thereof, a majority of the directors or committee members present at any meeting of our board of directors or any committee thereof at which there is a quorum shall be the act of our board or such committee, as the case may be. Our board of directors or any committee thereof may also act by unanimous written consent.

Under the Agreement Among Managing Partners, the vote of a majority of the independent members of our board of directors will decide the following: (i) in the event that a vacancy exists on the executive committee of our managers and the remaining members of the executive committee cannot agree on a replacement, the independent members of our board of directors shall select one of the two nominees to the executive committee of our manager presented to them by the remaining members of such executive committee to fill the vacancy on such executive committee and (ii) in the event that at any time after December 31, 2009, Mr. Black wishes to exercise his ability to cause (x) the direct or indirect sale of a ratable interest (or substantially ratable interest) in each Apollo Operating Group entity, or (y) a sale of all or substantially all of our assets, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party, the affirmative vote of the majority of the independent members of our board of directors shall be required to approve such a transaction. We are not a party to the Agreement Among Managing Partners, and neither we nor our shareholders (other than our Strategic Investors, as described under “Item 13. Certain Relationships and Related Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”) have any right to enforce the provisions described above. Such provisions can be amended or waived upon agreement of our managing partners at any time.

Committees of the Board of Directors

We have established an audit committee as well as a conflicts committee. Our audit committee has adopted a charter that complies with current federal and NYSE rules relating to corporate governance matters. Our board of directors may from time to time establish other committees of our board of directors.

Audit Committee

The primary purpose of our audit committee is to assist our manager in overseeing and monitoring (i) the quality and integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence and (iv) the performance of our independent registered public accounting firm.

The current members of our audit committee are Messrs. Ducey, Krongard, Silverman and Ms. Richards, although Mr. Silverman resigned from the audit committee and all of his other positions with Apollo and its affiliates effective March 15, 2012. Ms. Richards currently serves as Chairman of the committee. Each of the members of our audit committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees and corporate governance. Furthermore, our manager has determined that Ms. Richards is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Our audit committee has a charter which is available at the Investor Relations section of our Internet website at www.agm.com.

Conflicts Committee

The current members of our conflicts committee are Messrs. Ducey and Fribourg. Mr. Ducey currently serves as Chairman of the committee. The purpose of the conflicts committee is to review specific matters that our manager believes may involve conflicts of interest. The conflicts committee will determine whether the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us and not a breach by us of any duties that we may owe to our shareholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Party Transactions—Statement of Policy Regarding Transactions with Related Persons,” and may establish guidelines or rules to cover specific categories of transactions.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics, which applies to, among others, our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and

Ethics is available on our Internet website at www.agm.com under the “Investor Relations” section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our Internet website or in an 8-K filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2011, such persons complied with all such filing requirements, with the exception of late filings, due to administrative oversight, of Form 4 reports filed on January 13, 2012, by Messrs. Donnelley, Giarraputo and Suydam, each of whom reported grants of restricted share units that were granted under our 2007 Omnibus Equity Incentive Plan on December 28, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Philosophy

Alignment of Interests with Investors and Shareholders. Our principal compensation philosophy is to align the interests of our managing partners, contributing partners, and other senior professionals with those of our Class A shareholders and fund investors. This alignment, which we believe is a key driver of our success, has been achieved principally by our managing partners’ and contributing partners’ direct ownership of equity in our business in the form of Apollo Operating Group units, our contributing partners’ ownership of rights to receive a portion of the management fees and incentive income earned for management of our funds, the direct investment by both our managing partners and our contributing partners in our funds, and our practice of paying annual incentive compensation partly in the form of equity-based grants that are subject to vesting. As a result of this alignment, the compensation of our professionals is closely tied to the performance of our businesses.

Significant Personal Investment. Like our fund investors and Class A shareholders, our managing partners and contributing partners make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Party Transactions”), directly or indirectly, and our professionals who receive carried interests in our funds are generally required to invest their own capital in the funds they manage in amounts that are generally proportionate to the size of their participation in incentive income. We believe that this ownership helps to ensure that our professionals have capital at risk and reinforces the linkage between the success of the funds we manage, the success of the company and the compensation paid to our professionals.

Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and distributions on those shares. The managing partners’ and contributing partners’ pecuniary interests in Apollo Operating Group units, like the RSUs, are subject to a multi-year vesting schedule. A small number of our professionals, including our vice chairman, also received options to acquire Class A shares that are also subject to vesting. In addition, AAA incentive units held by certain of our professionals are subject to vesting. The vesting requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals.

Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our carried interest programs (described below) as increases in the value of the portfolio investments are recorded in the related funds, we generally make cash payments of carried interest to our employees only after profitable investments have actually been realized. This helps to ensure that our professionals take a long-term view that is consistent with the company’s and our shareholders’ interests. Moreover, if a fund fails to achieve specified investment returns due to diminished performance of later investments, our carried interest program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of carried interest payments previously made to us, our contributing partners or our other employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our investors and shareholders. Our general requirement that our professionals invest in the funds we manage further aligns the interests of our professionals, fund investors and Class A shareholders. Finally, the vesting provisions of our RSUs, options, Apollo Operating Group units and AAA incentive units noted above discourage excessive risk-taking because the value of these units is tied directly to the long-term performance of our Class A shares.

Compensation Elements for Named Executive Officers

Consistent with our emphasis on alignment of interests with our fund investors and Class A shareholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our five executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2011 are described below. We distinguish among the compensation components applicable to our five named executive officers as appropriate in the below summary. Mr. Black is a member of the group referred to elsewhere in this report as the “managing partners.”

Annual Salary. Each of our named executive officers receives an annual salary. After the expiration of the current terms of Mr. Black’s employment agreement in July 2012, his compensation will be determined by our manager if the Apollo control condition is then satisfied, or otherwise by our board of directors. The base salaries of our named executive officers are set forth in the Summary Compensation Table below, and those base salaries were set by our managing partners in their judgment after considering the historic compensation levels of the officer, competitive market dynamics, and each officer’s level of responsibility and anticipated contributions to our overall success. We did not increase the base salary of any of our named executive officers in 2011.

RSUs; Option Grant. Most of our professionals, including our named executive officers other than Messrs. Black and Silverman, received a Plan Grant (as defined below) of RSUs, either at the time of the Reorganization or in connection with their subsequent commencement of employment. In 2011, a portion of our professionals’ compensation (other than for Messrs. Black and Silverman) was also paid in the form of RSUs. We refer to these discretionary annual grants of RSUs as Bonus Grants. Mr. Azrack also received a special grant of RSUs in 2011 consistent with the terms of his employment agreement, and Mr. Donnelly received a special grant of RSUs in 2011. Although he was not granted any RSUs, in 2011 Mr. Silverman received a grant of options to purchase our Class A shares that provided for vesting in two equal annual installments. The RSUs are subject to multi-year vesting and the Class A shares underlying the Plan Grant RSUs are subject to phased issuance over a period that generally extends beyond the vesting schedule. The Plan Grants and Bonus Grants are described below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”

Carried Interest. Carried interests with respect to our funds confer rights to receive distributions if a distribution is made to investors following the realization of an investment or receipt of operating profit from an investment by the fund. These rights provide their holders with substantial incentives to attain strong returns in a manner that does not subject their capital investment in the company to excessive risk. Distributions of carried interest generally are subject to contingent repayment if the fund fails to achieve specified investment returns due to diminished performance of later investments. The actual gross amount of carried interest allocations available is a function of the performance of the applicable fund. For these reasons, we believe that carried interest participation aligns the interests of our professionals with those of our Class A shareholders and fund investors.

We currently have two principal types of carried interest programs, dedicated and incentive pool. Messrs. Black, Azrack and Suydam have been awarded rights to participate in a dedicated percentage of the carried interest income earned by the general partners of certain of our funds. Our financial statements characterize the carried interest income allocated to participating professionals in respect of their dedicated interests as compensation, and accruals of this compensation expense (rather than actual distributions paid) are therefore included in the “All Other Compensation” column of the summary compensation table. Participation in dedicated carried interest is subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the company.

We adopted the performance based incentive arrangement referred to as the incentive pool in 2011 to further align the overall compensation of our professionals to the realized performance of our business. The incentive pool provides for discretionary compensation based on carried interest realizations earned by us during the year and enhances our capacity to offer competitive compensation opportunities to our professionals. Under this arrangement, Mr. Donnelly, among other of our professionals, was awarded incentive pool compensation based on carried interest realizations we earned during 2011. Allocations to participants in the incentive pool contain both a fixed component ($5,000 in 2011) and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. Our financial statements characterize the carried interest income allocated to participating professionals in respect of incentive pool interests as compensation, and because a participant’s level of participation in the incentive pool is variable from year to year, the “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.

Determination of Compensation of Named Executive Officers

Our managing partners make all final determinations regarding named executive officer compensation. Decisions about the variable elements of a named executive officer’s compensation, including participation in our carried interest programs and grants of equity-based awards, are based primarily on our managing partners’ assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than a managing partner) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, our managing partners do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine an appropriate reward for the current year’s performance. The determinations by our managing partners are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the managing partners. Key factors that our managing partners consider in making such determinations include the officer’s type, scope and level of responsibilities and the officer’s overall contributions to our success. Our managing partners also consider each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics and the compensation paid to the named executive officer’s peers within the company.

Note on Distributions on Apollo Operating Group Units

We note that all of our managing partners and contributing partners, including Mr. Black, beneficially own Apollo Operating Group units. In particular, as of December 31, 2011, the managing partners owned, through their interest in BRH and Holdings, approximately 58% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units (which are made on both vested and unvested units) are generally in the same amount per unit as distributions made to us in respect of the Apollo Operating Group units we hold. Accordingly, although distributions on Apollo Operating Group units are distributions on equity rather than compensation, they play a central role in aligning our managing partners’ and contributing partners’ interests with those of our Class A shareholders, which is consistent with our compensation philosophy.

Summary Compensation Table

The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2011. Managing partners Messrs. Harris and Rowan are not included in the table because their compensation, as tabulated in accordance with applicable rules, does not result in either of them being among the three most highly compensated executive officers after our principal executive and principal financial officers. Our managing partners’ earnings derive predominantly from distributions they receive as a result of their indirect ownership of Apollo Operating Group units and their rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the below tables. The officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Leon Black,	2011	100,000	—	—	—	273,229	373,229
Chairman, Chief	2010	100,000	—	7,391,825	—	1,412,181	8,904,006
Executive Officer and Director	2009	100,000	—	—	—	757,391	857,391

Gene Donnelly,	2011	1,000,000	—	2,049,194	—	1,360,000	4,409,194
Chief Financial Officer and Vice President	2010	500,000	1,360,000	3,630,000	—	—	5,490,000

Joseph Azrack, Managing Director, Real Estate	2011	500,000	—	11,149,657	—	519,750	12,169,407

Henry Silverman,	2011	7,000,000	—	—	4,727,782	46,384	11,774,166
Vice Chairman and	2010	7,000,000	—	—	—	39,075	7,039,075
Director	2009	6,416,667	—	—	—	583,333	7,000,000

John Suydam,	2011	3,000,000	—	1,555,133	—	(947,921)	3,607,212
Chief Legal Officer and	2010	3,000,000	1,487,500	945,566	—	3,953,300	9,386,366
Chief Compliance Officer	2009	3,000,000	737,500	228,000	—	974,520	4,940,020

(1)	Represents cash bonuses earned and/or profits interests received in respect of amounts waived for investment pursuant to the terms of a management fee waiver program.
(2)	Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 14 to our consolidated financial statements included elsewhere in this report for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. Mr. Black’s 2010 amount represents an allocation of Apollo Operating Group units to him in accordance with the Agreement Among Managing Partners upon the forfeiture of such Apollo Operating Group units by a retiring contributing partner.
(3)	Represents the aggregate grant date fair value of option awards (specifically, Mr. Silverman’s options to purchase our Class A shares) granted in 2011, computed in accordance with FASB ASC Topic 718. See note 14 to our consolidated financial statements included elsewhere in this prospectus for further information concerning the assumptions made in valuing our share options. The amount shown does not reflect compensation actually received by Mr. Silverman, but instead represents the aggregate grant date fair value of the award.
(4)

Amounts represent, in part, compensation expense recorded by us in the year shown in respect of accrued or realized (without duplication) dedicated carried interest allocations to Messrs. Black and Suydam. For

GAAP reporting purposes, accrued carried interest related to investments is classified as compensation expense for the relevant period, whether or not realized. Accordingly, the amounts include both actual cash distributions and unrealized amounts accrued in respect of the dedicated carried interests of these named executive officers. Compensation expense may also be negative in the event of a reversal of previously allocated carried interest due to negative adjustments in the fair value or amount actually realized on certain portfolio investments. For unrealized investments, the ultimate amount of actual dedicated carried interest distributions that may be generated in connection with fund investments and subsequently distributed to our named executive officers may be more or less than the amounts indicated. Additionally, such amounts are generally subject to vesting conditions and to clawback in certain instances.

For 2011, amounts also represent incentive pool distributions and/or profits interests received in respect of amounts waived for investment pursuant to the terms of a management fee waiver program ($1,360,000 for Mr. Donnelly and $505,000 for Mr. Suydam).

The All Other Compensation column also includes the following amounts for 2011:

(a)	Sirius XM Radio stock options having a grant date fair value, computed in accordance with FASB ASC Topic 718, of $70,000, which were granted to Mr. Black by Sirius XM Radio, a portfolio company of one of our funds, for his service as a member of its Board of Directors. Also represents restricted share units having a fair value, computed in accordance with FASB ASC Topic 718, of $519,750, which were granted to Mr. Azrack by ARI, a publicly traded real estate investment trust managed by one of our subsidiaries, in respect of Mr. Azrack’s service to ARI.

(b)	Costs relating to company-provided cars and drivers for the business and personal use of Messrs. Black, Silverman and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security that it offers. The personal use cost was approximately $163,536 for Mr. Black, $39,884 for Mr. Silverman and $19,316 for Mr. Suydam. For Messrs. Black and Silverman, this amount includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. For Mr. Suydam, this amount includes the costs to the company associated with his use of a car service.

(c)	Tickets to sporting events for Mr. Black’s personal use having an aggregate incremental cost (based on the full price of the tickets used) of $31,444.

Except as discussed above in paragraphs (b) and (c) of this footnote 4, no 2011 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The cost of excess liability insurance provided to our named executive officers falls below this threshold. None of Messrs. Donnelly or Azrack received perquisites or personal benefits in 2011, except for incidental benefits having an aggregate value of less than $10,000 per individual. Our named executive officers also receive occasional secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Finally, Mr. Black makes business and personal use of various aircraft in which we have fractional interests, and he bears the aggregate incremental cost of his personal usage. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table

Employment, Non-Competition and Non-Solicitation Agreement with Chief Executive Officer

In connection with the Reorganization, we entered into an employment, non-competition and non-solicitation agreement with Mr. Black, our chief executive officer and a member of our executive committee. The term of his agreement is the five years concluding July 13, 2012. He has the right to terminate his employment voluntarily at any time, but we may terminate his employment only for cause or by reason of disability.

Mr. Black is entitled during his employment to an annual salary of $100,000 and to participate in our employee benefit plans, as in effect from time to time. He currently participates only in the company’s group health plans.

The employment agreement requires Mr. Black to protect the confidential information of Apollo both during and after employment. In addition, until one year after his employment terminates, Mr. Black is required to refrain from soliciting employees under specified circumstances or interfering with our relationships with investors and to refrain from competing with us in a business that involves primarily (i.e., more than 50%) third-party capital, whether or not the termination occurs during the term of the agreement or thereafter. These post-termination covenants survive any termination or expiration of the Agreement Among Managing Partners.

We may terminate Mr. Black’s employment during the term of the employment agreement solely for cause or by reason of his disability (as such terms are defined in his employment agreement). If Mr. Black becomes subject to a potential termination for cause or by reason of disability, our manager may appoint an investment professional to perform his functional responsibilities and duties until cause or disability definitively results in his termination or is determined not to have occurred, but the manager may so appoint an investment professional only if Mr. Black is unable to perform his responsibilities and duties or, as a matter of fiduciary duty, should be prohibited from doing so. During any such period, Mr. Black shall continue to serve on the executive committee of our manager unless otherwise prohibited from doing so pursuant to the Agreement Among Managing Partners.

Under his employment agreement, if we terminate Mr. Black’s employment for cause or his employment is terminated by reason of death or disability, or if he terminates his employment voluntarily, he will be paid only his accrued but unpaid salary through the date of termination.

Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer

On May 13, 2010, we entered into an employment, non-competition and non-solicitation agreement with Gene Donnelly, our chief financial officer. Under his employment agreement, Mr. Donnelly is entitled to an annual salary of $1,000,000 and to an annual bonus determined by the managing partners in their discretion. Mr. Donnelly’s annual target bonus is 170% of his base salary. During his employment, Mr. Donnelly is eligible to participate in our employee benefit plans as in effect from time to time. If his employment is terminated without cause or by Mr. Donnelly for good reason (as defined in the employment agreement), he shall be entitled to cash severance of six months’ base salary paid in monthly installments.

The employment agreement requires Mr. Donnelly to protect the confidential information of Apollo both during and after employment. In addition, the agreement provides that during the term and for 12 months after employment, Mr. Donnelly will refrain from soliciting our employees, interfering with our relationships with investors and other business relations, or competing with us in a business that manages or invests in assets substantially similar to Apollo or its affiliates, whether or not the termination occurs during the term of the agreement or thereafter. Mr. Donnelly is required to give us 90 days’ notice prior to his resignation for any reason.

Employment, Non-Competition and Non-Solicitation Agreement with Vice Chairman

We entered into an employment, non-competition and non-solicitation agreement with Henry Silverman, effective February 1, 2009. On February 24, 2012, Mr. Silverman resigned from all of his positions with us, effective March 15, 2012. The employment agreement’s term would otherwise have ended on December 31, 2012. Under his employment agreement, Mr. Silverman was entitled to an annual salary of $7,000,000. The employment agreement provided that if Apollo terminated Mr. Silverman’s employment prior to the last day of the term, he would have been entitled to receive, in a lump sum in cash, the remaining compensation due to him with respect to his services through the end of the term. In connection with Mr. Silverman’s resignation, he entered into a separation agreement entitling him to a lesser cash amount as described below under “—Potential Payments upon Termination or Change in Control.”

The employment agreement requires Mr. Silverman to protect the confidential information of Apollo both during and after employment. Mr. Silverman is also party to a share option agreement that provides, both during and for a 12-month period after employment, that he will refrain from soliciting our employees or interfering with our relationships with investors and will refrain from competing with us. In connection with Mr. Silverman’s resignation we agreed that his noncompetition obligations during such 12-month period will apply only to a specified list of entities. Mr. Silverman’s obligations regarding confidentiality, solicitation and competition survive his resignation.

Employment, Non-Competition and Non-Solicitation Agreement with Managing Director—Real Estate

On June 2, 2008, we entered into an employment, non-competition and non-solicitation agreement with Mr. Azrack, our Managing Director—Real Estate. Under his agreement, Mr. Azrack is entitled to participate in management and incentive fees earned (other than carried interest from private equity-type funds) by us from the investment management activities we conduct for pooled investment vehicles that have a primary investment objective to invest in real estate and companies that are primarily engaged in the management, ownership or development of real estate (we refer to these as “real estate funds”), on assets under management less all related expenses. His annual base pay of $500,000 constitutes a draw against these net profits. Mr. Azrack is also entitled to carried interests in private equity-type real estate funds that we manage, which carried interest rights are subject to vesting over a five-year period. During his employment, Mr. Azrack is eligible to participate in our employee benefit plans as in effect from time to time. A portion of Mr. Azrack’s annual compensation is subject to payment in the form of RSUs that vest over time.

If Mr. Azrack’s employment is terminated without cause or he resigns for good reason, he is entitled to a cash lump sum based on unpaid net profits earned by us from the investment management activities conducted by us for real estate funds (other than private equity-type real estate funds) for such quarterly period up to, and including, his termination date, and he becomes immediately vested in 75% of the aggregate carried interest previously awarded to him in any private equity-type real estate fund that commenced investing prior to such termination.

The agreement entitles Mr. Azrack to additional RSU grants on the last day of any calendar quarter in which the aggregate assets under management of real estate funds, as determined in good faith by our executive committee, reach dollar thresholds set forth in the agreement. Any such additional RSUs shall vest in equal installments over the 12 quarters following the grant date.

Mr. Azrack’s agreement requires him to protect our confidential information at all times. It also provides that during Mr. Azrack’s service with us, and for six months after his termination without cause or resignation for good reason (12 months after his termination for any other reason), Mr. Azrack will refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to Apollo or its affiliates. On 90 days’ notice, Mr. Azrack may resign without good reason and we may terminate his employment without cause.

Awards of Restricted Share Units Under the Equity Plan

On October 23, 2007, we adopted our 2007 Omnibus Equity Incentive Plan. Grants of RSUs under the plan have been made to certain of our named executive officers primarily pursuant to two programs, which we call the “Plan Grants” and the “Bonus Grants.” Following the Reorganization, Plan Grants were made to Mr. Suydam and a broad range of our other employees. Plan Grants have also been made to subsequent hires, including Messrs. Azrack and Donnelly. The Plan Grants generally vest over six years (although Mr. Azrack’s Plan Grant vests over three and one-half years), with the first installment becoming vested approximately one year after grant and the balance vesting thereafter in equal quarterly installments. As we pay ordinary distributions on our outstanding Class A shares, Plan Grants pay distribution equivalents on vested RSUs. Once vested, the Class A shares underlying Plan Grants generally are issued on fixed dates, with 7.5% of the shares generally issued once each year over a four-year period and the remaining 70% issued in seven equal quarterly installments commencing in the fifth year. The administrator of the 2007 Omnibus Equity Incentive Plan determines when shares issued pursuant to the Plan Grants may be disposed of, except that a participant will generally be permitted to sell shares if necessary to cover taxes. Pursuant to the RSU award agreement provided in connection with his Plan Grant, Mr. Suydam is subject to non-competition restrictions during employment and for up to 21 months after employment termination.

During the restricted period set forth in a participant’s award agreement evidencing his Plan Grant (or, for Mr. Donnelly, his employment agreement), the participant will not (i) engage in any business activity in which the company operates, (ii) render any services to any competitive business or (iii) acquire a financial interest in, or become actively involved with, any competitive business (other than as a passive holding of less than a specified percentage of publicly traded companies). In addition, the grant recipient will be subject to non-solicitation, non-hire and non-interference covenants during employment and for up to two years thereafter. Each grant recipient is generally also bound to a non-disparagement covenant with respect to us and the managing partners and to confidentiality restrictions. Any resignation by a grant recipient shall generally require at least 90 days’ notice. Any restricted period applicable to the grant recipient will commence after the notice of termination period.

The RSUs advance several goals of our compensation program. The Plan Grants align employee interests with those of our shareholders by making our employees, upon delivery of the underlying Class A shares, shareholders themselves. Because they vest over time, the Plan Grants reward employees for sustained contributions to the company and foster retention. The size of the Plan Grants is determined by the Plan administrator based on the grantee’s level of responsibility and contributions to the company. The restrictive covenants contained in the RSU agreements reinforce our culture of fiduciary protection of our investors by requiring RSU holders to abide by the provisions regarding non-competition, confidentiality and other limitations on behavior described in the immediately preceding paragraph.

In 2011 we also awarded special RSU grants to each of Messrs. Donnelly and Azrack. Mr. Azrack’s grant was awarded in accordance with the terms of his employment agreement.

The Bonus Grants are also grants of RSUs under the 2007 Omnibus Equity Incentive Plan. However, the Bonus Grants constitute payment of a portion of the annual compensation earned by certain of our professionals, including Messrs. Donnelly and Suydam, subject to the employee’s continued service through the vesting dates. Our named executive officers’ Bonus Grants differ from their Plan Grants in the following principal ways:

•	The RSU Shares underlying Bonus Grants are scheduled to vest in three equal annual installments.

•	The RSU Shares underlying Bonus Grants are issued not later than March 15th of the year after the year after in which they vest.

•	Distribution equivalents accrue on Bonus Grant RSUs from the grant date, rather than from the vesting date.

•

Bonus Grants do not contain restrictive covenants (however, an individual who has received both a Plan Grant and a Bonus Grant remains subject to the restrictive covenants contained in his or her Plan Grant).

Award of Options Under the Equity Plan

Mr. Silverman is the sole 2011 named executive officer to whom we have granted options to acquire our Class A shares. The options, which were 50% vested on December 31, 2011, were granted to him on January 21, 2011 and were scheduled to be fully vested on December 31, 2012 had his employment continued until such date. The options aligned Mr. Silverman’s interests with those of our shareholders by providing him with an interest in respect of our Class A shares and their vesting schedule provided him with an incentive to remain in our employment.

Grants of Plan-Based Awards

The following table presents information regarding the awards granted to the named executive officers under a plan in 2011. All such awards were granted under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan.

Name	Award	Grant Date	Stock Awards: Number of Shares of Stock or Units(1)	Option Awards: Number of Shares of Stock Underlying Options(2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Leon Black	—	—	—	—	—	—
Gene Donnelly	Bonus Grant RSUs	December 28, 2011	27,575	—	—	301,119
	Special RSU Grant	October 14, 2011	110,000	—	—	1,017,500
	Bonus Grant RSUs	March 15, 2011	42,500			730,575
Joseph Azrack	Bonus Grant RSUs	March 15, 2011	140,156	—	—	2,409,282
	Special RSU Grant	February 15, 2011	612,500	—	—	8,740,375
Henry Silverman	Options to acquire Class A shares	January 21, 2011	—	555,556	$9.00	4,727,782
John Suydam	Bonus Grant RSUs	December 28, 2011	41,565	—	—	453,890
	Bonus Grant RSUs	March 15, 2011	64,063	—	—	1,101,243

(1)	Represents the aggregate number of RSUs covering our Class A shares (for March 15, 2011 Bonus Grants, one third vested at December 31, 2011; for December 28, 2011 Bonus Grants, none vested in 2011). For a discussion of these grants, please see the discussion above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.” While we historically awarded Bonus Grants in March of the year following the year in which the services were primarily performed (as we did in March 2011 for the Bonus Grants relating primarily to service in 2010), in December 2011 we awarded Bonus Grants in respect of services performed primarily in 2011. For this reason the Bonus Grant values shown above reflect compensation for both 2010 and 2011. We note that the vesting schedule applicable to the December 2011 Bonus Grants is identical (vesting in three equal annual installments on December 31st of 2012, 2013 and 2014) to what it would have been had the grants not been made until March 2012. One third of Mr. Donnelly’s special RSU grant vests on September 30, 2012 and the balance vests in eight equal quarterly installments thereafter. Mr. Azrack’s special RSU grant vests in equal quarterly installments over the 12 quarters that began March 31, 2011.
(2)	Represents the aggregate number of options to purchase our Class A shares (50% of which vested on December 31, 2011). For a discussion of this grant, please see the discussion above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Award of Options Under the Equity Plan.”
(3)	Represents the aggregate grant date fair value of the RSUs (and, where applicable, options) granted in 2011, computed in accordance with ASC Topic 718. The amount shown does not reflect compensation actually received, but instead represents the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding unvested equity awards made by us to each of our named executive officers on or prior to December 31, 2011.

		Option Awards				Stock Awards
Name	Source of Award	Number of Shares Underlying Unexercised Options (# Exercisable)	Number of Shares Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($/ Share)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Leon Black	Apollo Operating Group Units					15,576,264	(1)	193,301,436	(10)
Gene Donnelly	2007 Omnibus					360,000	(2)	4,467,600	(11)
	Equity Incentive					110,000	(3)	1,365,100	(11)
	Plan					28,334	(4)	351,625	(11)
						27,575	(5)	342,206	(11)
Joseph Azrack	2007 Omnibus					77,861	(6)	966,255	(11)
	Equity Incentive					408,333	(7)	5,067,413	(11)
	Plan					62,500	(8)	775,625	(11)
						93,438	(4)	1,159,566	(11)
Henry Silverman	2007 Omnibus Equity Incentive Plan	277,778	277,778	9.00	January 21, 2021(12)	—		—
John Suydam	2007 Omnibus					286,459	(9)	3,554,956	(11)
	Equity Incentive					28,473	(8)	353,350	(11)
	Plan					42,709	(4)	530,019	(11)
						41,565	(5)	515,822	(11)

(1)	Vest in equal monthly installments over the 12 months beginning January 1, 2012.
(2)	Plan Grant RSUs that vest in 18 equal quarterly installments beginning March 31, 2012.
(3)	RSUs of which one third (36,666) vest on September 30, 2012, with the balance vesting in eight equal quarterly installments beginning December 31, 2012.
(4)	RSUs that vest in equal annual installments on December 31 of each of 2012 and 2013.
(5)	RSUs that vest in equal annual installments on December 31 of each of 2012, 2013 and 2014.
(6)	Plan Grant RSUs that vest on March 31, 2012.
(7)	RSUs that vest in eight equal quarterly installments beginning March 31, 2012.
(8)	RSUs that vest on December 31, 2012.
(9)	Plan Grant RSUs that vest in six equal quarterly installments beginning March 31, 2012.
(10)	Amounts calculated by multiplying the number of unvested Apollo Operating Group units held by the named executive officer by the closing price of $12.41 per Class A share on December 31, 2011.
(11)	Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $12.41 per Class A share on December 31, 2011. The amounts shown for the unvested Plan Grant RSUs, and Mr. Azrack’s footnote (7) grant, do not reflect the discount that would be applied to such RSUs in light of the fact that the holders thereof are not entitled to receive distribution equivalents.
(12)	In connection with his March 2012 resignation from employment, Mr. Silverman exercised his 277,778 options that had vested on December 31, 2011 and forfeited his 277,778 unvested options.

Option Exercises and Stock Vested

The following table presents information regarding the number of outstanding initially unvested RSUs made to our named executive officers that vested during 2011. No vested options were exercised in 2011. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs or Apollo Operating Group units that vested during 2011 based on the closing price of our Class A shares on the date of vesting.

	Stock Awards(3)
Name	Type of Award	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Leon Black	Apollo Operating Group Units	15,576,264	215,471,652	(1)
Gene Donnelly	RSUs	154,166	1,652,800	(2)
Joseph Azrack	RSUs	624,827	8,812,394	(2)
Henry Silverman	Options to Acquire Class A Shares	—	—
John Suydam	RSUs	274,132	3,793,948	(2)

(1)	Amounts calculated by multiplying the number of Apollo Operating Group units beneficially held by the named executive officer that vested on each month-end vesting date in 2011 by the closing price per Class A share on that date.
(2)	Amounts calculated by multiplying the number of RSUs held by the named executive officer that vested on each applicable quarter-end or year-end vesting date in 2011 by the closing price per Class A share on that date. Class A shares underlying these vested RSUs are issued to the named executive officer in accordance with the schedules described above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”
(3)	No options to purchase Class A shares were exercised by any named executive officer in 2011.

Potential Payments upon Termination or Change in Control

None of the named executive officers is entitled to payment or other benefits in connection with a change in control.

Mr. Black’s employment agreement does not provide for severance or other payments or benefits in connection with an employment termination. Pursuant to the Agreement Among Managing Partners, Mr. Black vests in his interest in Apollo Operating Group units in 72 equal monthly installments. For purposes of these vesting provisions, Mr. Black is credited for his employment with us since January 1, 2007. Upon a termination for cause, 50% of his then-unvested Pecuniary Interest in Apollo Operating Group units will vest. Upon a termination as a result of his death or disability, 100% of his interest shall vest. We may not terminate Mr. Black except for cause or by reason of disability (as such terms are defined in his employment agreement).

Upon Mr. Donnelly’s termination of employment without cause or by Mr. Donnelly for good reason (as such terms are defined in his employment agreement), his employment agreement entitles him to cash severance of six months’ base salary, paid in monthly installments.

If Mr. Azrack’s employment is terminated without cause or he resigns for good reason, he is entitled to a cash lump sum based on unpaid net profits earned by us from the real estate business for such quarterly period up to, and including, his termination date, and he becomes immediately vested in 75% of the aggregate carried interest previously awarded to him in any private equity-type pooled investment vehicle that has a primary investment objective to invest in real estate and companies that are primarily engaged in the management, ownership or development of real estate, if it commenced investing prior to such termination.

Had Mr. Silverman’s employment been terminated by us, under his employment agreement he would have been entitled to payment of his salary through December 31, 2013, and if such termination had been without cause, to accelerated vesting of all of his unvested options. However, on February 24, 2012, Mr. Silverman resigned his employment with us effective March 15, 2012 and in connection with that resignation entered into a separation agreement entitling him to a payment of $916,667 on March 5, 2012, a payment of $1,500,000 one year later, and no additional option vesting.

Our named executive officers’ post-employment obligations, and their entitlements upon employment termination, are described above in the discussion of employment, non-competition and non-solicitation agreements and the discussion titled, “Awards of Restricted Share Units Under the Equity Plan,” in each case in the section, “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table.” The named executive officers’ obligations during and after employment were considered by the managing partners in determining appropriate post-employment payments and benefits for the named executive officers.

The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination (where indicated, this table also shows the actual amount that became payable to Mr. Silverman in connection with his resignation from employment effective March 15, 2012). When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2011 and that the price per share of our common stock was $12.41, which is equal to the closing price on such date. For purposes of this table, RSU and option acceleration values are based on the $12.41 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments (Base Salary and Annual Bonus Amounts) ($)		Estimated Value of Equity Acceleration ($)
Leon Black	Cause; executive’s resignation	—		96,650,718	(4)
	Death, disability	—		193,301,436	(4)
Gene Donnelly	Without cause; by executive for good reason	500,000	(1)	3,087,453	(5)
	Death, disability	—		3,087,453	(5)
Joseph Azrack	Without cause; by executive for good reason	—		6,033,668	(5)
	Death, disability	—		3,016,834	(5)
Henry Silverman	By the Company	7,000,000	(2)	3,447,225	(5)
	Disability	7,000,000	(2)	1,723,613	(5)
	Death	—		1,723,613	(5)
	Actual resignation effective March 15, 2012	2,416,667	(3)	—
John Suydam	Without cause; by executive for good reason; death, disability	—		2,035,389	(5)

(1)	This amount would have been payable to Mr. Donnelly had his employment been terminated by the company without cause (and other than by reason of death or disability) or for good reason on December 31, 2011.
(2)	This amount would have been payable to Mr. Silverman had his employment been terminated by the company on December 31, 2011.
(3)	This amount became payable to Mr. Silverman in connection with his actual resignation from employment effective March 15, 2012.
(4)	This amount represents the additional equity vesting that Mr. Black would have received had his employment terminated in the circumstances described in the column, “Reason for Employment

Termination,” on December 31, 2011, based on the closing price of a Class A share on such date. In the event of Mr. Black’s termination by reason of death or disability, his pecuniary interest in Apollo Operating Group units would vest in full. Pursuant to his employment agreement, Mr. Black’s employment is not subject to termination by the company without cause.
(5)	This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2011, based on the closing price of a Class A share on such date. Please see our Outstanding Equity Awards at Fiscal Year-End table for information regarding the named executive officer’s unvested equity holdings as of December 31, 2011.

Director Compensation

We do not pay additional remuneration to our employees, including Messrs. Black and Silverman, for their service on our board of directors. The 2011 compensation of Messrs. Black and Silverman is set forth above on the Summary Compensation Table. Mr. Silverman has resigned from our board of directors effective March 15, 2012.

Each independent director receives (1) an annual director fee of $100,000, (2) an additional annual director fee of $25,000 if he or she a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she is a member of the conflicts committee, (4) an additional annual director fee of $25,000 if he or she serves as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 if he or she serves as the chairperson of the conflicts committee. In addition, each independent director was granted 18,543 RSUs on June 30, 2011 pursuant to our 2007 Omnibus Equity Incentive Plan. These RSUs vest in equal annual installments over three years, subject to the director’s continued service.

The following table provides the compensation for our independent directors during the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash		Stock Awards(2)	Total
Michael Ducey	$108,065	(1)	$291,681	$399,746
Paul Fribourg	$83,091		$291,681	$374,772
A. B. Krongard	$94,422		$291,681	$386,103
Pauline Richards	$113,306		$291,681	$404,987

(1)	Includes $24,247 paid to Mr. Ducey for observing our board meetings from the date he was identified for appointment as a director until the date his appointment became effective.
(2)	Represents the aggregate grant date fair value of the 18,543 RSUs granted to each of the independent directors during the year ended December 31, 2011, calculated in accordance with ASC Topic 718. All 18,543 RSUs granted to each independent director remained outstanding on December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A shares as of March 7, 2012 by (i) each person known to us to beneficially own more than 5% of voting Class A shares of Apollo Global Management, LLC, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the Class A shares and interests in our Class B share shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated, the address of each person named in the table is c/o Apollo Global Management, LLC, 9 West 57th Street, New York, NY 10019.

In respect of our Class A shares, the table set forth below assumes the exchange by Holdings of all Apollo Operating Group units for our Class A shares with respect to which the person listed below has the right to direct such exchange pursuant to the exchange agreement described under “Item 13. Certain Relationships and Related Party Transactions—Exchange Agreement,” and the distribution of such shares to such person as a limited partner of Holdings.

	Class A Shares Beneficially Owned			Class B Share Beneficially Owned
	Number of Shares	Percent(1)	Total Percentage of Voting Power(2)	Number of Shares	Percent	Total Percentage of Voting Power(2)
Leon Black(3)(4)	92,727,166	42.3%	78.4%	1	100%	78.4%
Joshua Harris(3)(4)	59,008,262	31.8%	78.4%	1	100	78.4%
Marc Rowan(3)(4)	59,008,262	31.8%	78.4%	1	100	78.4%
Henry Silverman(5)	313,002	*	*	—	—	—
Pauline Richards	—	—	—	—	—	—
Alvin Bernard Krongard	250,000	*	*	—	—	—
Michael Ducey	—	—	—	—	—	—
Paul Fribourg	19,000	*	*	—	—	—
Gene Donnelly(6)	338,060	*	*	—	—	—
Joseph Azrack(7)	1,183,154	*	*	—	—	—
John Suydam(8)	1,050,269	*	*	—	—	—
All directors and executive officers as a group (fourteen persons)	218,795,948	63.8%	70.7%	1	100	78.4%
BRH(4)	—	—	—	1	100	78.4%
AP Professional Holdings, L.P.(9)	240,000,000	65.5%	78.4%	—	—	—

5% Stockholders:
Ivy Investment Management(10)	13,470,850	10.7%	4.4%	—	—	—
Fidelity Management Research Company(11)	7,887,871	6.2%	2.6%

*	Represents less than 1%.
(1)	The percentage of beneficial ownership of our Class A shares is based on voting and non-voting Class A shares outstanding.
(2)	The total percentage of voting power is based on voting Class A shares and the Class B share, in each case immediately after this offering.
(3)	Does not include any Class A shares owned by Holdings with respect to which this individual, as one of the three owners of all of the interests in BRH, the general partner of Holdings, or as a party to the Agreement Among Managing Partners described under “Item 13. Certain Relationships and Related Party Transactions—Agreement Among Managing Partners” or the Managing Partner Shareholders Agreement described under “Item 13. Certain Relationships and Related Party Transactions—Managing Partner Shareholders Agreement,” may be deemed to have shared voting or dispositive power. Each of these individuals disclaim any beneficial ownership of these shares, except to the extent of their pecuniary interest therein.
(4)	BRH, the holder of the Class B share, is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. Pursuant to the Agreement Among Managing Partners, the Class B share is to be voted and disposed by BRH based on the determination of at least two of the three managing partners; as such, they share voting and dispositive power with respect to the Class B share.

(5)	On February 24, 2012, Henry Silverman resigned as a Director of the Board of Directors of the Company effective March 15, 2012. Mr. Silverman also resigned from his employment at the Company and its subsidiaries, from him membership on the executive committee of the Company’s manager and from all other positions he holds at the Company and its subsidiaries, affiliates and portfolio companies, all effective March 15, 2012.
(6)	Includes 122,500 restricted share units covering Class A shares which have vested or with respect to which Mr. Donnelly has the right to acquire beneficial ownership within 60 days of March 7, 2012.
(7)	Includes 970,833 restricted share units covering Class A shares which have vested or with respect to which Mr. Azrack has the right to acquire beneficial ownership within 60 days of March 7, 2012.
(8)	Includes 735,423 restricted share units covering Class A shares which have vested or with respect to which Mr. Suydam has the right to acquire beneficial ownership within 60 days of March 7, 2012.
(9)	Assumes that no Class A shares are distributed to the limited partners of Holdings. The general partner of AP Professional Holdings, L.P. is BRH, which is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. BRH is also the general partner of BRH Holdings, L.P., the limited partnership through which Messrs. Black, Harris and Rowan hold their limited partnership interests in AP Professional Holdings, L.P. Each of these individuals disclaim any beneficial ownership of these Class A shares, except to the extent of their pecuniary interest therein.
(10)	Reflects units beneficially owned by Waddell & Reed Financial, Inc. and its subsidiary Ivy Investment Management Company based on the Schedule 13G filed by such entities as joint reporting persons on February 14, 2012. The address of Waddell & Reed Financial, Inc. is 6300 Lamar Avenue, Overland Park, KS 66202.
(11)	Reflects units beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, based on the Schedule 13G filed by FMR LLC and Edward C. Johnson 3d as joint reporting persons on February 14, 2012. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity and its funds, each has sole power to dispose of the 7,887,871 shares owned by the Fidelity funds. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees.

Securities Authorized for Issuance under Equity Incentive Plans

The following table sets forth information concerning the awards that may be issued under the Company’s Omnibus Equity Incentive Plan as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	46,301,337	$8.14	41,900,162
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	46,301,337	$8.14	41,900,162

(1)	Reflects the aggregate number of options and RSUs granted under the Company’s 2007 Omnibus Equity Incentive Plan and outstanding as of December 31, 2011.
(2)

The Class A shares reserved under the Equity Plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. The number of shares reserved under the Equity Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee shares that are forfeited, canceled, surrendered or exchanged from awards under the Equity Plan will be available for future awards. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register Class A shares under the Company’s 2007 Omnibus Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, Class A shares registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Agreement Among Managing Partners

Our managing partners have entered into the Agreement Among Managing Partners, which provides that each managing partner’s Pecuniary Interest (as defined below) in the Apollo Operating Group units that he holds indirectly through Holdings shall be subject to vesting. The managing partners own Holdings in accordance with their respective sharing percentages, or “Sharing Percentages,” as set forth in the Agreement Among Managing Partners. For the purposes of the Agreement Among Managing Partners, “Pecuniary Interest” means, with respect to each managing partner, the number of Apollo Operating Group units that would be distributable to such managing partner assuming that Holdings was liquidated and its assets distributed in accordance with its governing agreements.

Pursuant to the Agreement Among Managing Partners, each of Messrs. Harris and Rowan will vest in their interest in the Apollo Operating Group units in 60 equal monthly installments, and Mr. Black will vest in his interest in the Apollo Operating Group units in 72 equal monthly installments. Although the Agreement Among Managing Partners was entered into on July 13, 2007, for purposes of its vesting provisions, our managing partners are credited for their employment with us since January 1, 2007. Upon a termination for cause, 50% of such managing partner’s unvested Pecuniary Interest in Apollo Operating Group units shall vest. Upon a termination as a result of death or disability (as defined in the Agreement Among Managing Partners) of Messrs. Rowan or Harris, vesting will be calculated using a 60-month vesting schedule and 50% of such managing partner’s unvested interest shall also vest. Upon a termination as a result of death or disability of Mr. Black, 100% of his interest shall vest. Upon a termination as a result of resignation or retirement, a fraction of such managing partner’s unvested interest shall vest, the numerator of which is the number of months that have elapsed since January 1, 2007 and the denominator of which is 60 (in the case of Messrs. Harris and Rowan) or 72 (in the case of Mr. Black). We may not terminate a managing partner except for cause or by reason of disability.

Upon a managing partner’s resignation or termination for any reason, the Pecuniary Interest held by such managing partner that has not vested shall be forfeited as of the applicable Forfeiture Date (as defined below) and the remaining Pecuniary Interest held by such managing partner shall no longer be subject to vesting. None of such interests, or the “Forfeited Interests,” shall return to or benefit us or the Apollo Operating Group. Forfeited Interests will be allocated within Holdings for the benefit of the managing partners, or the “continuing managing partners,” who continue to be employed as of the applicable Forfeiture Date, pro rata based upon their relative Sharing Percentages.

For the purposes of the Agreement Among Managing Partners, “Forfeiture Date” means, as to the Forfeited Interests to be forfeited within Holdings for the benefit of the continuing managing partners, the date which is the earlier of (i) the date that is six months after the applicable date of termination of employment and (ii) the date on or after such termination date that is six months after the date of the latest publicly reported disposition (or deemed disposition subject to Section 16 of the Exchange Act) of equity securities of Apollo by any of the continuing managing partners.

The transfer by a managing partner of any portion of his Pecuniary Interest to a permitted transferee will in no way affect any of his obligations under the Agreement Among Managing Partners (nor will such transfer in any way affect the vesting of such Pecuniary Interest in Apollo Operating Group units); provided, that all permitted transferees are required to sign a joinder to the Agreement Among Managing Partners in order to bind such permitted transferee to the forfeiture provisions in the Agreement Among Managing Partners.

The managing partners’ respective Pecuniary Interests in certain funds, or the “Heritage Funds,” within the Apollo Operating Group are not held in accordance with the managing partners’ respective Sharing Percentages. Instead, each managing partner’s Pecuniary Interest in such Heritage Funds is held in accordance with the historic ownership arrangements among the managing partners, and the managing partners continue to share the operating income in such Heritage Funds in accordance with their historic ownership arrangement with respect to such Heritage Funds.

The Agreement Among Managing Partners may be amended and the terms and conditions of the Agreement Among Managing Partners may be changed or modified upon the unanimous approval of the managing partners. We, our shareholders (other than the Strategic Investors, as set forth under “—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”) and the Apollo Operating Group have no ability to enforce any provision thereof or to prevent the managing partners from amending the Agreement Among Managing Partners or waiving any forfeiture obligation.

Managing Partner Shareholders Agreement

We have entered into the Managing Partner Shareholders Agreement with our managing partners. The Managing Partner Shareholders Agreement provides the managing partners with certain rights with respect to the approval of certain matters and the designation of nominees to serve on our board of directors, as well as registration rights for our securities that they own.

Board Representation

The Managing Partner Shareholders Agreement requires our board of directors, so long as the Apollo control condition is satisfied, to nominate individuals designated by our manager such that our manager will have a majority of the designees on our board.

Transfer Restrictions

No managing partner may, nor shall any of such managing partner’s permitted transferees, directly or indirectly, voluntarily effect cumulative transfers of Equity Interests, representing more than: (i) 0.0% of his Equity Interests at any time prior to the second anniversary of our IPO (the “registration effectiveness date”), (ii) 7.5% of his Equity Interests at any time on or after the second anniversary and prior to the third anniversary of the registration effectiveness date; (iii) 15% of his Equity Interests at any time on or after the third anniversary and prior to the fourth anniversary of the registration effectiveness date; (iv) 22.5% of his Equity Interests at any time on or after the fourth anniversary and prior to the fifth anniversary of the registration effectiveness date; (v) 30% of his Equity Interests at any time on or after the fifth anniversary and prior to the sixth anniversary of the registration effectiveness date; and (vi) 100% of his Equity Interests at any time on or after the sixth anniversary of the registration effectiveness date, other than, in each case, with respect to transfers (a) from one founder to another founder, (b) to a permitted transferee of such managing partner, or (c) in connection with a sale by one or more of our managing partners in one or a related series of transactions resulting in the managing partners owning or controlling, directly or indirectly, less than 50.1% of the economic or voting interests in us or the Apollo Operating Group, or any other person exercising control over us or the Apollo Operating Group by contract, which would include a transfer of control of our manager.

The percentages referenced in the preceding paragraph will apply to the aggregate amount of Equity Interests held by each managing partner (and his permitted transferees) as of July 13, 2007 and adjusted for any additional Equity Interests received by such managing partner upon the forfeiture of Equity Interests by another managing partner. Any Equity Interests received by a managing partner pursuant to the forfeiture provisions of the Agreement Among Managing Partners (described above) will remain subject to the foregoing restrictions in the receiving managing partner’s hands; provided, that each managing partner shall be permitted to sell without regard to the foregoing restrictions such number of forfeitable interests received by him as are required to pay taxes payable as a result of the receipt of such interests, calculated based on the maximum combined U.S. Federal, New York State and New York City tax rate applicable to individuals; and, provided further, that each managing partner who is not required to pay taxes in the applicable fiscal quarter in which he receives Equity Interests as a result of being in the U.S. Federal income tax “safe harbor” will not effect any such sales prior to the six-month anniversary of the applicable termination date which gave rise to the receipt of such Equity Interests. After six years, each managing partner and his permitted transferees may transfer all of the Equity Interests of such managing partner to any person or entity in accordance with Rule 144, in a registered public offering or in a transaction exempt from the registration requirements of the Securities Act. The above transfer restrictions will lapse with respect to a managing partner if such managing partner dies or becomes disabled.

A “permitted transferee” means, with respect to each managing partner and his permitted transferees, (i) such managing partner’s spouse, (ii) a lineal descendant of such managing partner’s parents (or any such descendant’s spouse), (iii) a charitable institution controlled by such managing partner, (iv) a trustee of a trust (whether inter vivos or testamentary), the current beneficiaries and presumptive remaindermen of which are one or more of such managing partner and persons described in clauses (i) through (iii) above, (v) a corporation, limited liability company or partnership, of which all of the outstanding shares of capital stock or interests therein are owned by one or more of such managing partner and persons described in clauses (i) through (iv) above, (vi) an individual mandated under a qualified domestic relations order, (vii) a legal or personal representative of such managing partner in the event of his death or disability, (viii) any other managing partner with respect to transactions contemplated by the Managing Partner Shareholder Agreement, and (ix) any other managing partner who is then employed by Apollo or any of its affiliates or any permitted transferee of such managing partner in respect of any transaction not contemplated by the Managing Partner Shareholders Agreement, in each case that agrees in writing to be bound by these transfer restrictions.

Any waiver of the above transfer restrictions may only occur with our consent. As our managing partners control the management of our company, however, they have discretion to cause us to grant one or more such waivers. Accordingly, the above transfer restrictions might not be effective in preventing our managing partners from selling or transferring their Equity Interests.

Indemnity

Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiary of the Apollo Operating Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The managing partners, contributing partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular managing partner’s or contributing partner’s distributions. Pursuant to the Managing Partner Shareholders Agreement, we agreed to indemnify each of our managing partners and certain contributing partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our managing partners and contributing partners have contributed or sold to the Apollo Operating Group.

Accordingly, in the event that our managing partners, contributing partners and certain other investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, we will be obligated to reimburse our managing partners and certain contributing partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the distribution to which that general partner obligation related.

Registration Rights

Pursuant to the Managing Partner Shareholders Agreement, we have granted Holdings, an entity through which our managing partners and contributing partners own their Apollo Operating Group units, and its permitted transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our Class A shares held or acquired by them. Under the Managing Partner Shareholders Agreement, the registration rights holders (i) will have “demand” registration rights, exercisable two years after the registration effectiveness date, but unlimited in number thereafter, which require us to register under the Securities Act the Class A shares that they hold or acquire, (ii) may require us to make available registration statements permitting sales of Class A shares they hold or acquire into the market from time to time over an extended period and (iii) have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other registration rights holders or initiated by us. We have agreed to indemnify each registration rights holders and certain related parties against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which they sell our shares, unless such liability arose from such holder’s misstatement or omission, and each registration rights holder has agreed to indemnify us against all losses caused by his misstatements or omissions.

Roll-Up Agreements

Pursuant to the Roll-Up Agreements, the contributing partners received interests in Holdings, which we refer to as “Holdings Units,” in exchange for their contribution of assets to the Apollo Operating Group. The Holdings Units received by our contributing partners and any units into which they are exchanged will generally vest over six years in equal monthly installments with additional vesting (i) on death, disability, a termination without cause or a resignation by the contributing partner for good reason, (ii) with consent of BRH, which is controlled by our managing partners, and (iii) in connection with certain other transactions involving sales of interests in us and with transfers by our managing partners in connection with their registration rights to the extent that our contributing partners do not have sufficient vested securities to otherwise allow them to participate pro rata. Holdings Units are subject to a lock-up until two years after the registration effectiveness date. Thereafter, 7.5% of the Holding Units will become tradable on each of the second, third, fourth and fifth anniversaries of the registration effectiveness date, with the remaining Holding Units becoming tradable on the sixth anniversary of the registration effectiveness date or upon subsequent vesting. A Holdings Unit that is forfeited will revert to the managing partners. Our contributing partners have the ability to direct Holdings to exercise Holdings’ registration rights described above under “—Managing Partner Shareholders Agreement—Registration Rights.”

Our contributing partners are subject to a noncompetition provision for the applicable period of time as follows: (i) if the contributing partner is still providing services as a partner to us on the fifth anniversary of the date of his Roll-Up Agreement, the first anniversary of the date of termination of his service as a partner to us, or (ii) if the contributing partner is terminated for any reason such that he is no longer providing services to us prior to the fifth anniversary of the date of his Roll-Up Agreement, the earlier to occur of (A) the second anniversary of such date of termination and (B) the sixth anniversary of the date of his Roll-Up Agreement. During that period, our contributing partners will be prohibited from (i) engaging in any business activity that we operate in, (ii) rendering any services to any alternative asset management business (other than that of us or our affiliates) that involves primarily (i.e., more than 50%) third-party capital or (iii) acquiring a financial interest in, or becoming actively involved with, any competitive business (other than as a passive holding of a specified percentage of publicly traded companies). In addition, our contributing partners are subject to nonsolicitation, nonhire and noninterference covenants during employment and for two years thereafter. Our contributing partners are also bound to a nondisparagement covenant with respect to us and our contributing partners and to confidentiality restrictions. Any resignation by any of our contributing partners shall require ninety days’ notice. Any restricted period applicable to a contributing partner will commence after the ninety day notice of termination period.

Exchange Agreement

We have entered into an exchange agreement with Holdings under which, subject to certain procedures and restrictions (including the vesting schedules applicable to our managing partners and any applicable transfer restrictions and lock-up agreements described above) upon 60 days’ written notice prior to a designated quarterly date, each managing partner and contributing partner (or certain transferees thereof) has the right to cause Holdings to exchange the Apollo Operating Group units that he owns through Holdings for our Class A shares and to sell such Class A shares at the prevailing market price (or at a lower price that such managing partner or contributing partner is willing to accept) and distribute the net proceeds of such sale to such managing partner or contributing partner. Under the exchange agreement, to effect the exchange, a managing partner or contributing partner, through Holdings, must then simultaneously exchange one Apollo Operating Group unit (being an equal limited partner interest in each Apollo Operating Group entity) for each Class A share received from our intermediate holding companies. As a managing partner or contributing partner exchanges his Apollo Operating Group units, our interest in the Apollo Operating Group units will be correspondingly increased and the voting power of the Class B share will be correspondingly decreased.

We may, from time to time, at the discretion of our manager, provide the opportunity for Holdings and any other holders of Apollo Operating Group units at such time to sell Apollo Operating Group units to us, provided that the aggregate amount of designated quarterly dates for exchanges and such opportunities for the sale of such units may not exceed four. We will use an independent, third-party valuation expert for purposes of determining the purchase price of any such purchases of Apollo Operating Group units.

Tax Receivable Agreement

With respect to any exchange by a managing partner or contributing partner of Apollo Operating Group units (together with the corresponding interest in our Class B share) that he owns through Holdings for our Class A shares in a taxable transaction, each of Apollo Management Holdings, L.P. and the Apollo Operating Group entities controlled by Apollo Management Holdings, L.P. has made an election under Section 754 of the Internal Revenue Code, which may result in an adjustment to the tax basis of a portion of the assets owned by the Apollo Operating Group at the time of the exchange. The taxable exchanges may result in increases in the tax depreciation and amortization deductions from depreciable and amortizable assets, as well as an increase in the tax basis of other assets, of the Apollo Operating Group that otherwise would not have been available. A portion of these increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of such other assets, will reduce the amount of tax that APO Corp. would otherwise be required to pay in the future. Additionally, our acquisition of Apollo Operating Group units from the managing partners or contributing partners, such as our acquisition of Apollo Operating Group units from the managing partners in the Strategic Investors Transaction, may result in increases in tax deductions and tax basis that reduces the amount of tax that APO Corp. would otherwise be required to pay in the future.

APO Corp. has entered into a tax receivable agreement with our managing partners and contributing partners that provides for the payment by APO Corp. to an exchanging or selling managing partner or contributing partner of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. APO Corp. expects to benefit from the remaining 15% of actual cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that APO Corp. would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had APO Corp. not entered into the tax receivable agreement. The tax savings achieved may not ensure that we have sufficient cash available to pay our tax liability or generate additional distributions to our investors. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flows are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless APO Corp. exercises the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold and units which have not yet been exchanged or sold. Such present value will be determined based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. No payments will be made if a managing partner or contributing partner elects to exchange his or her Apollo Operating Group units in a tax-free transaction. In the event that other of our current or future subsidiaries become taxable as corporations and acquire Apollo Operating Group units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, each will become subject to a tax receivable agreement with substantially similar terms. In connection with the amendment of the AMH partnership agreement in April 2010, the tax receivable agreement was revised to reflect the managing partners’ agreement to defer 25% of required payments pursuant to the tax receivable agreement that are attributable to the 2010 fiscal year for a period of four years. For more information about the amendment to the AMH partnership agreement and tax receivable agreement, see “—Special Allocation of AMH Income” below.

The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that results from the exchanges entered into by the managing partners or contributing partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits we claim as a result of such increase in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, our managing partners and contributing partners would not be obligated under the tax receivable agreement to reimburse APO Corp. for any payments previously made to it (although future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our managing partners and contributing partners under the tax receivable agreement in excess of 85% of APO Corp.’s actual cash tax savings. In general, estimating the amount of payments that may be made to our managing partners and contributing partners under the tax receivable agreement is by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including:

•

the timing of the transactions—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Apollo Operating Group entities at the time of the transaction;

•

the price of our Class A shares at the time of the transaction—the increase in any tax deductions, as well as tax basis increase in other assets, of the Apollo Operating Group entities, is directly proportional to the price of the Class A shares at the time of the transaction;

•	the taxability of exchanges—if an exchange is not taxable for any reason, increased deductions will not be available; and

•

the amount and timing of our income—APO Corp. will be required to pay 85% of the tax savings as and when realized, if any. If APO Corp. does not have taxable income, it is not required to make payments under the tax receivable agreement for that taxable year because no tax savings were actually realized.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, APO Corp.’s (or its successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As noted above, no payments will be made if a managing partner or contributing partner elects to exchange his or her Apollo Operating Group units in a tax-free transaction.

Strategic Investors Transaction

On July 13, 2007, we sold securities to the Strategic Investors in return for a total investment of $1.2 billion. Through our intermediate holding companies, we used all of the proceeds from the issuance of such securities to the Strategic Investors to purchase from our managing partners 17.4% of their Apollo Operating Group units for an aggregate purchase price of $1,068 million, and to purchase from our contributing partners a portion of their points for an aggregate purchase price of $156 million. The Strategic Investors hold non-voting Class A shares, which represented 48.4% of our issued and outstanding Class A shares and 16.5% of the economic interest in the Apollo Operating Group, in each case as of December 31, 2011.

As all of their holdings in us are non-voting, neither of the Strategic Investors has any means for exerting control over our company.

Strategic Relationship Agreement

On April 20, 2010, we announced a new strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that we will not use a placement agent in connection with securing any future capital commitments from CalPERS.

Lenders Rights Agreement

In connection with the Strategic Investors Transaction, we entered into a shareholders agreement, or the “Lenders Rights Agreement,” with the Strategic Investors.

Transfer Restrictions

Except in connection with the drag-along covenants provided for in the Lenders Rights Agreement, prior to the second anniversary of the registration effectiveness date, each Strategic Investor may not transfer its rights, other than to an “Investor Permitted Transferee,” as defined below, without the prior written consent of our managing partners.

Following the registration effectiveness date, each Strategic Investor may transfer its non-voting Class A shares up to the percentages set forth below during the relevant periods identified:

Period	Maximum Cumulative Amount
Registration Effectiveness Date—2nd anniversary of the Registration Effectiveness Date	0%
2nd—3rd anniversary of Registration Effectiveness Date	25%
3rd—4th anniversary of Registration Effectiveness Date	50%
4th—5th anniversary of Registration Effectiveness Date	75%
6th anniversary of Registration Effectiveness Date (and thereafter)	100%

Notwithstanding the foregoing, at no time following the registration effectiveness date may a Strategic Investor make a transfer representing 2% or more of our total Class A shares to any one person or group of related persons.

An “Investor Permitted Transferee” shall include any entity controlled by, controlling or under common control with a Strategic Investor, or certain of its affiliates so long as such entity continues to be an affiliate of the Strategic Investor at all times following such transfer.

Registration Rights

Pursuant to the Lenders Rights Agreement, following the second anniversary of the registration effectiveness date, each Strategic Investor shall be afforded four demand registrations with respect to non-voting Class A shares, covering offerings of at least 2.5% of our total equity ownership and customary piggyback registration rights. All cut-backs between the Strategic Investors, and Holdings (or its members) in any such demand registration shall be pro rata based upon the number of shares available for sale at such time (regardless of which party exercises a demand).

Amendments to Managing Partner Transfer Restrictions

Each Strategic Investor has a consent right with respect to any amendment or waiver of any transfer restrictions that apply to our managing partners.

Our Operating Agreement and Apollo Operating Group Limited Partnership Agreements

Please see the section entitled “Description of Shares—Operating Agreement” for a description of our Operating Agreement.

Pursuant to the partnership agreements of the Apollo Operating Group partnerships, the wholly-owned subsidiaries of Apollo Global Management, LLC that are the general partners of those partnerships have the right to determine when distributions will be made to the partners of the Apollo Operating Group and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Apollo Operating Group pro rata in accordance with their respective partnership interests.

The partnership agreements of the Apollo Operating Group partnerships also provide that substantially all of our expenses, including substantially all expenses solely incurred by or attributable to Apollo Global Management, LLC (such as expenses incurred in connection with the Private Offering Transactions), will be borne by the Apollo Operating Group; provided that obligations incurred under the tax receivable agreement by Apollo Global Management, LLC and its wholly-owned subsidiaries (which currently consist of our three intermediate holding companies, APO Corp., APO (FC), LLC and APO Asset Co., LLC), income tax expenses of Apollo Global Management, LLC and its wholly-owned subsidiaries and indebtedness incurred by Apollo Global Management, LLC and its wholly-owned subsidiaries shall be borne solely by Apollo Global Management, LLC and its wholly-owned subsidiaries.

Special Allocation of AMH Income

AMH’s partnership agreement was amended to provide that 100% of AMH’s 2009 taxable income in excess of the amount of its distribution to Holdings in September 2009 and 100% of AMH’s 2010 taxable income will be specially allocated to APO Corp. (the “Special Allocation”). The amendments to AMH’s partnership agreement also provided that APO Corp. will be entitled to receive a priority distribution equal to the total amount of income specially allocated to APO Corp. pursuant to the Special Allocation (the “Special Distribution”). The initial payments of the Special Distribution were sufficient to allow APO Corp. to make TRA Payments (as defined below) with respect to the 2009 and 2010 fiscal years, including deferred payments. The balance of the Special Distribution will be payable only upon a liquidation or deemed liquidation of AMH. The AMH partnership agreement was also amended to provide that the Special Allocation and Special Distribution may be effectively reversed, in whole or in part, upon a “book-up event,” as described below.

As a result of the Special Allocation, a portion of APO Corp.’s required payments to each of the managing partners and contributing partners pursuant to the tax receivable agreement (the “TRA Payments”) that were generated by amortization deductions accrued by APO Corp. through the period covered by the Special Allocation will be accelerated. The number of future periods from which these TRA Payments will be accelerated depends on the amount of taxable income generated by APO Corp. in those future periods. In addition, each of the managing partners agreed to defer 25% of the TRA Payments payable to him that are attributable to the 2010 fiscal year for a period of four years. The cash that would otherwise be paid to the managing partners will be retained by AMH for use in the Apollo business. For more information about the tax receivable agreement, see “Tax Receivable Agreement” above.

The entire amount of the Special Allocation was effectively reversed in 2011 as a result of a “book-up event” in AMH for tax purposes. As a result of this book-up event, Holdings was specially allocated a larger portion of AMH’s book income appreciation (and, will ultimately, be specially allocated AMH taxable income) in an amount equal to the amount of the reduced income allocation it received under the 2009 and 2010 Special Allocation.

Fee Waiver Program

Under the terms of certain investment fund partnership agreements, Apollo may from time to time elect to forgo a portion of the management fee revenue that is due from the funds and instead receive a right to a proportionate interest in future distributions of profits of those funds. This election allows certain executive officers and other professionals of Apollo to waive a portion of their respective share of future income from Apollo and receive, in lieu of a cash distribution, title and ownership of the profits interests in the respective fund. Apollo immediately assigns the profits interests received to the participating individuals.

Employment Agreements

Please see the section entitled “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the employment agreements of our named executive officers who have employment agreements.

Aircraft

In the normal course of business, our personnel have made use of aircraft owned as personal assets by Messrs. Black and Rowan. Messrs. Black and Rowan paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Black and Rowan and other of our personnel is made at market rates, which totaled $1,016,400 and $2,695,095 for 2011 for Mr. Black and Mr. Rowan, respectively. In addition, Mr. Harris makes business and personal use of various aircraft in which we have fractional interests, and pays the aggregate incremental cost of his personal usage. The total amount paid by Mr. Harris for this personal usage was $439,477 for 2011. The transactions described herein are not material to the consolidated financial statements.

Investments In Apollo Funds

Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds, and in general, such investments are not subject to management fees, and in certain instances, may not be subject to carried interest. The opportunity to invest in our funds is available to all of the senior Apollo professionals and to certain of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2011, our professionals have committed or invested approximately $1.0 billion of their own capital to our funds.

The amount invested in our investment funds by our directors and executive officers (and their estate planning vehicles) during 2011 was $15,607,681, $18,168,188, $4,242,055, $4,073,240, $1,255,585, $1,171,603, and $686,503, for Messrs Black, Rowan, Harris, Zelter, Suydam, Silverman and Giarraputo, respectively. The amount of distributions, including profits and return of capital to our directors and executive officers (and their estate planning vehicles) during 2011 was $42,879,349, $35,118,160, $10,479,355, $11,723,481, $4,924,397, $1,512,040 and $795,788, for Messrs Black, Rowan, Harris, Silverman, Zelter, Suydam and Giarraputo, respectively.

Sub-Advisory Arrangements and Separately Managed Accounts

From time to time, we may enter into sub-advisory arrangements with, or establish separately managed accounts for, our directors and executive officers or vehicles they manage. Such arrangements would be approved in advance in accordance with our policy regarding transactions with related persons. In addition, any such sub-advisory arrangement or separately managed account would be entered into with, or advised by, an Apollo entity serving as investment adviser registered under the Investment Advisers Act of 1940, and any fee arrangements, if applicable would be on an arms-length basis.

Indemnification of Directors, Officers and Others

Under our operating agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: our manager; any departing manager; any person who is or was an affiliate of our manager or any departing manager; any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, our manager or any departing manager or any affiliate of us or our subsidiaries, our manager or any departing manager; any person who is or was serving at the request of our manager or any departing manager or any affiliate of our manager or any departing manager as an officer, director, employee, member, partner, agent, fiduciary or trustee of another person; or any person designated by our manager. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our operating agreement.

We have entered into indemnification agreements with each of our directors, executive officers and certain of our employees which set forth the obligations described above.

We have also agreed to indemnify each of our managing partners and certain contributing partners against certain amounts that they are required to pay in connection with a general partner obligation for the return of previously made carried interest distributions in respect of Fund IV, Fund V and Fund VI. See the above description of the Indemnity provisions of the Managing Partners Shareholders Agreement.

Statement of Policy Regarding Transactions with Related Persons

Our board of directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our Chief Legal Officer any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of

Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Our Chief Legal Officer will then promptly communicate that information to our manager. No related person transaction will be consummated without the approval or ratification of the executive committee of our manager or any committee of our board of directors consisting exclusively of disinterested directors. It is our policy that persons interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.

Director Independence

Because more than fifty percent of our voting power is controlled by Holdings, we are considered a “controlled company” as defined in the listing standards of the NYSE. Accordingly, we have decided to avail ourselves of the controlled company exception from certain of the NYSE governance rules. This exception exempts us from the requirements that we have a majority of independent directors on our board of directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors.

At such time that we are no longer deemed a controlled company, the board of directors will become comprised of a majority of independent directors in accordance with the applicable standards set forth by the SEC and the NYSE for determining director independence. Presently, in applying such standards, the board of directors has determined that four of its members, namely Messrs. Fribourg, Krongard, Ducey and Ms. Richards, are each independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
Audit fees	$6,692	(1)	$4,660	(1)
Audit fees for Apollo fund entities	13,612	(2)	10,028	(2)
Audit-related fees	896	(3)(4)	2,249	(3)
Tax fees	1,505	(5)	1,527	(5)
Tax fees for Apollo fund entities	5,205	(2)	3,206	(2)
Other fees	140	(6)	336	(6)(7)

(1)	Audit Fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q.
(2)	Audit and Tax Fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner.
(3)	Audit-Related Fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.
(4)	Includes audit-related fees for Apollo fund entities of $0.1 million for the year ended December 31, 2011.
(5)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(6)	Consisted of certain agreed upon procedures.
(7)	Includes other fees of $0.3 million for the year ended December 31, 2010.

Our audit committee charter requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax and Other categories above were approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.11	Exchange Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and the Apollo Principal Holders (as defined therein), from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.12	Tax Receivable Agreement, dated as of July 13, 2007, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.15	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.16	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

*10.18	Employment Agreement with Joseph F. Azrack.

10.19	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.20	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.25	Third Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.26	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.27	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.30	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.39	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.40	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.41	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.42	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter period ended March 31, 2011 (File No. 001-35107)).

*10.43	Separation Agreement with Henry Silverman.

*21.1	Subsidiaries of Apollo Global Management, LLC.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†*101.INS	XBRL Instance Document

†*101.SCH	XBRL Taxonomy Extension Scheme Document

†*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Apollo Global Management, LLC
(Registrant)

March 9, 2012	By:	/s/ Gene Donnelly
		Name:	Gene Donnelly
		Title:	Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black Leon Black	Chairman and Chief Executive Officer and Director (principal executive officer)	March 9, 2012

/s/ Gene Donnelly	Chief Financial Officer	March 9, 2012
Gene Donnelly	(principal financial officer)

/s/ Barry Giarraputo	Chief Accounting Officer	March 9, 2012
Barry Giarraputo	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director	March 9, 2012
Joshua Harris	and Director

/s/ Marc Rowan	Senior Managing Director	March 9, 2012
Marc Rowan	and Director

/s/ Michael Ducey	Director	March 9, 2012
Michael Ducey

/s/ Paul Fribourg	Director	March 9, 2012
Paul Fribourg

/s/ AB Krongard	Director	March 9, 2012
AB Krongard

/s/ Pauline Richards	Director	March 9, 2012
Pauline Richards