Form 10-Q
period 2012-03-31
Apollo Global Management LLC
filed 2012-05-11
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-35107

APOLLO GLOBAL MANAGEMENT, LLC

(Exact name of Registrant as specified in its charter)

Delaware	20-8880053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 9, 2012 there were 126,460,740 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements

This quarterly report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, capital markets or real estate funds, market conditions, generally; our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933 on March 9, 2012, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

“Gross IRR” of a fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2012 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;

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

“Net return” for Value Funds, SOMA and AAOF represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION (UNAUDITED)

(dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$639,903	$738,679
Cash and cash equivalents held at Consolidated Funds	5,333	6,052
Restricted cash	7,374	8,289
Investments	2,007,008	1,857,465
Assets of consolidated variable interest entities:
Cash and cash equivalents	273,448	173,542
Investments, at fair value	3,757,800	3,301,966
Other assets	60,311	57,855
Carried interest receivable	1,369,820	868,582
Due from affiliates	199,792	176,740
Fixed assets, net	50,811	52,683
Deferred tax assets	578,058	576,304
Other assets	26,332	26,976
Goodwill	48,894	48,894
Intangible assets, net	75,790	81,846

Total Assets	$9,100,674	$7,975,873

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$36,357	$33,545
Accrued compensation and benefits	48,411	45,933
Deferred revenue	270,059	232,747
Due to affiliates	519,559	578,764
Profit sharing payable	568,839	352,896
Debt	738,291	738,516
Liabilities of consolidated variable interest entities:
Debt, at fair value	3,700,536	3,189,837
Other liabilities	184,406	122,264
Other liabilities	49,142	33,050

Total Liabilities	6,115,600	5,327,552

Commitments and Contingencies (see note 12)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 126,310,740 shares and 123,923,042 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid in capital	2,941,818	2,939,492
Accumulated deficit	(2,348,454)	(2,426,197)
Appropriated partners’ capital	183,300	213,594
Accumulated other comprehensive loss	(93)	(488)

Total Apollo Global Management, LLC shareholders’ equity	776,571	726,401
Non-Controlling Interests in consolidated entities	1,550,815	1,444,767
Non-Controlling Interests in Apollo Operating Group	657,688	477,153

Total Shareholders’ Equity	2,985,074	2,648,321

Total Liabilities and Shareholders’ Equity	$9,100,674	$7,975,873

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Advisory and transaction fees from affiliates	$27,236	$19,416
Management fees from affiliates	127,178	118,150
Carried interest income from affiliates	622,329	558,776

Total Revenues	776,743	696,342

Expenses:
Compensation and benefits:
Equity-based compensation	148,866	283,607
Salary, bonus and benefits	65,071	72,069
Profit sharing expense	249,024	217,085
Incentive fee compensation	35	10,159

Total Compensation and Benefits	462,996	582,920
Interest expense	11,380	10,882
Professional fees	11,527	17,361
General, administrative and other	19,207	16,607
Placement fees	921	539
Occupancy	8,726	7,226
Depreciation and amortization	8,473	6,046

Total Expenses	523,230	641,581

Other Income:
Net gains from investment activities	157,708	157,929
Net (losses) gains from investment activities of consolidated variable interest entities	(16,201)	17,088
Income from equity method investments	43,251	21,826
Interest income	1,614	258
Other income, net	5,816	8,063

Total Other Income	192,188	205,164

Income before income tax provision	445,701	259,925
Income tax provision	(14,560)	(8,820)

Net Income	431,141	251,105
Net income attributable to Non-Controlling Interests	(333,098)	(212,949)

Net Income Attributable to Apollo Global Management, LLC	$98,043	$38,156

Distributions Declared per Class A Share	$0.46	$0.17

Net Income Per Class A Share:
Net Income Per Class A Share – Basic and Diluted	$0.66	$0.33

Weighted Average Number of Class A Shares – Basic	125,269,253	98,215,736

Weighted Average Number of Class A Shares – Diluted	127,515,663	98,509,109

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Net Income	$431,141	$251,105
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $237 and $40 for Apollo Global Management, LLC for the three months ended March 31, 2012 and 2011, respectively) and $0 for Non-Controlling Interests in Apollo Operating Group for both the three months ended March 31, 2012 and 2011)	1,602	1,727
Net income (loss) on available-for-sale securities (from equity method investment)	2	(49)

Total Other Comprehensive Income, net of tax	1,604	1,678

Comprehensive Income	432,745	252,783
Comprehensive Income attributable to Non-Controlling Interests	(364,601)	(211,410)

Comprehensive Income Attributable to Apollo Global Management, LLC	$68,144	$41,373

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumu- lated Deficit	Appro- priated Partners’ Capital	Accumu- lated Other Compre- hensive (Loss) Income	Total Apollo Global Manage- ment, LLC Total Share- holders’ Equity (Deficit)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareho lders’ Equity
Balance at January 1, 2011	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419
Capital increase related to equity-based compensation	—	—	100,126	—	—	—	100,126	—	183,222	283,348
Cash distributions	—	—	—	—	—	—	—	(303,978)	—	(303,978)
Distributions	—	—	(19,905)	—	—	—	(19,905)	—	(40,800)	(60,705)
Distributions related to deliveries of Class A shares for RSUs	1,550,258	—	—	(9,045)	—	—	(9,045)	—	—	(9,045)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,515)	—	—	—	(6,515)	6,515	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net income	—	—	—	38,156	2,792	—	40,948	154,159	55,998	251,105
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(49)	(49)	—	—	(49)
Net unrealized gain on interest rate swaps, net of taxes of $40 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively	—	—	—	—	—	474	474	—	1,253	1,727

Balance at March 31, 2011	99,471,490	1	$2,156,441	$(1,908,707)	$14,151	$(1,104)	$260,781	$1,744,920	$1,241,966	$3,247,667

Balance at January 1, 2012	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Capital increase related to equity-based compensation	—	—	72,003	—	—	—	72,003		76,330	148,333
Capital contributions	—	—	—	—	—	—	—	7,351	—	7,351
Cash distributions	—	—	—	—	—	—	—	(2,030)	—	(2,030)
Distributions	—	—	(68,386)	—	—	—	(68,386)	—	(110,400)	(178,786)
Distributions related to deliveries of Class A shares for RSUs	2,387,698	—	13	(19,478)	—	—	(19,465)	—	—	(19,465)
Purchase of AAA shares	—	—	—	—	—	—	—	(50,321)	—	(50,321)
Non-cash distributions	—	—	—	(822)	—	—	(822)	(1,249)	—	(2,071)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(2,301)	—	—	—	(2,301)	2,301	—	—
Satisfaction of liability related to AAA RDUs	—	—	997	—	—	—	997	—	—	997
Net income (loss)	—	—	—	98,043	(30,294)	—	67,749	149,996	213,396	431,141
Net gain on available-for-sale securities (from equity method investment)	—	—	—	—	—	2	2	—	—	2
Net unrealized gain on interest rate swaps (net of taxes of $237 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	393	393	—	1,209	1,602

Balance at March 31, 2012	126,310,740	1	$2,941,818	$(2,348,454)	$183,300	$(93)	$776,571	$1,550,815	$657,688	$2,985,074

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 and 2011

(dollars in thousands, except share data)

	2012	2011
Cash Flows from Operating Activities:
Net income	$431,141	$251,105
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity-based compensation	148,866	283,607
Depreciation and amortization	2,417	2,793
Amortization of intangible assets	6,055	3,253
Amortization of debt issuance costs	128	43
Gains from investment in HFA and other investments	(3,664)	(17,829)
Non-cash interest income	(893)	—
Income from equity awards received for directors’ fees	(373)	—
Income from equity method investment	(43,251)	(21,826)
Waived management fees	(6,791)	(7,739)
Non-cash compensation expense related to waived management fees	6,791	7,739
Deferred taxes, net	11,424	10,926
Loss on assets held for sale	—	571
Changes in assets and liabilities:
Carried interest receivable	(501,238)	(366,587)
Due from affiliates	(22,579)	17,342
Other assets	517	(458)
Accounts payable and accrued expenses	3,097	1,380
Accrued compensation and benefits	2,942	15,437
Deferred revenue	37,312	16,373
Due to affiliates	(68,875)	(14,296)
Profit sharing payable	215,943	167,694
Other liabilities	4,555	1,062
Apollo Funds related:
Net realized (gains) losses from investment activities	(2,376)	15,044
Net unrealized gains from investment activities	(224,217)	(172,247)
Net realized gains on debt	—	(41,819)
Net unrealized losses on debt	88,578	49,944
Distributions from investment activities	50,000	—
Change in cash held at consolidated variable interest entities	(99,906)	23,183
Purchases of investments	(884,940)	(342,097)
Proceeds from sale of investments and liquidating distributions	499,512	985,107
Change in other assets	(2,456)	22,643
Change in other liabilities	62,097	16,035

Net Cash (Used in) Provided by Operating Activities	(290,184)	906,383

Cash Flows from Investing Activities:
Purchases of fixed assets	(831)	(2,821)
Proceeds from disposals of fixed assets	—	250
Purchase of investments in HFA (see note 3)	—	(52,069)
Cash contributions to equity method investments	(12,017)	(12,366)
Cash distributions from equity method investments	13,593	21,855
Change in restricted cash	915	(78)

Net Cash Provided by (Used in) Investing Activities	$1,660	$(45,229)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

THREE MONTHS ENDED MARCH 31, 2012 and 2011

(dollars in thousands, except share data)

	2012	2011
Cash Flows from Financing Activities:
Principal repayments on debt and repurchase of debt	$(225)	$(345)
Distributions related to deliveries of Class A shares for RSUs	(17,020)	(9,045)
Distributions to Non-Controlling Interests in consolidated entities	(2,030)	(3,055)
Contributions from Non-Controlling Interests in consolidated entities	2,458	—
Distributions paid	(61,219)	(17,354)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(110,400)	(40,800)
Apollo Funds related:
Issuance of debt	425,684	—
Principal repayment on term loans and senior secured notes	(2,791)	(412,057)
Purchase of AAA shares	(50,321)	—
Distributions paid to Non-Controlling Interests in consolidated entities	—	(300,923)
Contributions from Non-Controlling Interest in consolidated entities	4,893	—

Net Cash Provided by (Used in) Financing Activities	189,029	(783,579)

Net (Decrease) Increase in Cash and Cash Equivalents	(99,495)	77,575
Cash and Cash Equivalents, Beginning of Period	744,731	382,269

Cash and Cash Equivalents, End of Period	$645,236	$459,844

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,859	$11,128
Interest paid by consolidated variable interest entities	14,176	5,446
Income taxes paid	158	1,903
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions on equity method investments	86	2,901
Non-cash distributions from equity method investments	(468)	(225)
Non-cash distributions from investing activities	2,071	—
Change in accrual for purchase of fixed assets	286	1,337
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash dividends	$(7,167)	$(2,551)
Non-cash distributions	(822)	—
Non-cash distributions to Non-Controlling Interests in consolidated entities	(1,249)	—
Non-cash contributions to Non-Controlling Interests related to equity-based compensation	76,330	183,222
Unrealized gain on interest rate swaps attributable to Non-Controlling Interests in Apollo Operating Group, net of taxes	1,209	1,253
Satisfaction of liability related to AAA RDUs	997	(3,845)
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	2,301	6,515
Net transfers of AAA ownership interest from AGM	(2,301)	(6,515)
Unrealized gain (loss) on available-for-sale securities (from equity method investment)	2	(49)
Unrealized gain on interest rate swaps	630	514
Deferred tax liability related to interest rate swaps	(237)	(40)
Capital increases related to equity-based compensation	72,003	100,126
Tax benefits related to deliveries of Class A shares for RSUs	(13)	—
Non-cash additional accrued compensation related to RDUs	137	259

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

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apollo Global Management, LLC and its consolidated subsidiaries (the “Company” or “Apollo”), is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise and invest private equity, capital markets and real estate funds as well as managed accounts, on behalf of pension and endowment funds, as well as other institutional and high net worth individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees for the investments made and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Capital markets—primarily invests in non-control debt and non-control equity investments, including distressed debt securities and non-performing loans; and

•

Real estate—invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but in which the Company has a controlling financial interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reorganization of the Company

The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “2007 Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan (the “Managing Partners”).

As of March 31, 2012, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC (“APO Asset”), a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC (“APO (FC)”), an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 34.5% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned general partners.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and the Company’s other partners (the “Contributing Partners”) indirectly own (through Holdings) Apollo Operating Group units (“AOG Units”) that represent 65.5% of the economic interests in the Apollo Operating Group as of March 31, 2012. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds in which the general partner is presumed to have control (e.g., AP Alternative Assets, L.P., a Guernsey limited partnership that, through AAA Investments L.P., its investment partnership, generally invests alongside certain of the Company’s private equity funds and directly in certain of its capital markets funds and in other transactions that the Company sponsors and manages (“AAA”) and Apollo Credit Senior Loan Fund, L.P. (“Apollo Senior Loan Fund”). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of March 31, 2012 and December 31, 2011.

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

Non-Controlling Interest—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo primarily includes the 65.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 98% ownership interest held by limited partners in AAA as of March 31, 2012. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s condensed consolidated statements of financial condition; net income (loss) includes the net

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

income (loss) attributed to the Non-Controlling Interest holders on the Company’s condensed consolidated statements of operations; the primary components of Non-Controlling Interest are separately presented in the Company’s condensed consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities; and profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

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

Advisory and Transaction Fees from Affiliates—Advisory and transaction fees, including directors’ fees are recognized when the underlying services rendered are substantially completed in accordance with the terms of their transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to private equity fund transactions that are not consummated (“Broken Deal Costs”). These costs (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is broken, all of the costs are reimbursed by the funds and then included in the calculation of the Management Fee Offset described below. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company of all costs incurred.

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

Carried Interest Income from Affiliates—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on funds’ capital, depending upon performance. Performance-based fees are assessed as a percentage of the investment performance of the funds. The carried interest income from affiliates for any period is based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the condensed consolidated statements of financial condition. The carried interest income from affiliates may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to affiliates, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option was elected. The unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, respectively, in the condensed consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

Valuation approaches used to estimate the fair value of investments that are less liquid include the income approach and the market approach. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology used in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are assumptions of expected results and a calculated discount rate. The market approach provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The market approach is driven more by current market conditions, actual trading levels of similar companies and actual transaction data of similar companies. Consideration may also be given to such factors as the Company’s historical and projected financial data, valuations given to comparable companies, the size and scope of the Company’s operations, the Company’s strengths, weaknesses, expectations relating to the market’s receptivity to an offering of the Company’s securities, applicable restrictions on transfer, industry information and assumptions, general economic and market conditions and other factors deemed relevant. As part of management’s process, the Company utilizes a valuation committee to review and approve the valuations. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management to review and approve the valuation results related to our private equity investments. Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

On a quarterly basis, Apollo utilizes a sub-valuation committee consisting of members from senior management to review and approve the valuation results related to our capital markets investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

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

On a quarterly basis, Apollo utilizes a sub-valuation committee consisting of members from senior management to review and approve the valuation results related to our real estate investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $784.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

Fair Value Option—Apollo has elected the fair value option for the convertible notes issued by HFA and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has elected to separately present interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible notes issued by HFA. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. Refer to note 4 for further disclosure on financial instruments of the consolidated VIEs for which the fair value option has been elected.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

Compensation and Benefits

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

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2012 and 2011, respectively.

Profit Sharing Expense—Profit sharing expense consists of a portion of carried interest earned in one or more funds allocated to employees and former employees. Profit sharing expense is recognized as the related carried interest income is recognized. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and the Contributing Partners.

In June 2011, the Company adopted a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Incentive Fee Compensation—Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the year. Incentive fee compensation expense is recognized on an accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal until the carried interest income crystallizes.

Other Income (Loss)

Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening balance sheet date and the closing balance sheet date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of AAA, Apollo Senior Loan Fund and the investment in HFA discussed in note 3.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

In May 2011, the FASB issued an update which includes amendments that result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, as the impact of the guidance is primarily limited to enhanced disclosures.

In June 2011, the FASB issued an update which includes amendments that eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity and requires entities to report components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. In a single continuous statement, entities must include the components of net income, a total for net income, the components of OCI, a total for OCI, and a total for comprehensive income. Under the two separate but continuous statements approach, the first statement would include components of net income, consistent with the income statement format used today, and the second statement would include components of OCI. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment to this update deferring changes related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements as the Company presents separate condensed consolidated statements of comprehensive income.

In September 2011, the FASB issued an update which amends the guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to perform a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements when the Company performs its annual goodwill impairment test in June, 2012.

In December 2011, the FASB issued amended guidance which will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

3. INVESTMENTS

The following table represents Apollo’s investments:

	March 31, 2012	December 31, 2011
Investments, at fair value	$1,660,281	$1,552,122
Other investments	346,727	305,343

Total Investments	$2,007,008	$1,857,465

Investments at Fair Value

Investments at fair value consist of financial instruments held by AAA, investments held by the Senior Loan Fund, the Company’s investment in HFA, other investments held by the Company at fair value. As of March 31, 2012 and December 31, 2011, the net assets of the consolidated funds (excluding VIEs) were $1,607.0 million and $1,505.5 million, respectively. The following investments, except the investment in HFA and other investments, are presented as a percentage of net assets of the consolidated funds and VIEs:

Investments, at Fair Value – Affiliates	March 31, 2012					December 31, 2011
	Fair Value			Cost	% of Net Assets of Consolidated Funds	Fair Value			Cost	% of Net Assets of Consolidated Funds
	Private Equity	Capital Markets	Total			Private Equity	Capital Markets	Total
Investments held by:
AAA	$1,581,773	$—	$1,581,773	$1,610,928	98.4%	$1,480,152	$—	$1,480,152	$1,662,999	98.4%
Investments held by Senior Loan Fund	—	25,937	25,937	25,877	1.6	—	24,213	24,213	24,569	1.6
HFA	—	50,873	50,873	55,405	N/A	—	46,678	46,678	54,628	N/A
Other	1,698	—	1,698	3,254	N/A	1,079	—	1,079	2,881	N/A

Total	$1,583,471	$76,810	$1,660,281	$1,695,464	100.0%	$1,481,231	$70,891	$1,552,122	$1,745,077	100.0%

Securities

At March 31, 2012 and December 31, 2011, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	March 31, 2012
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Apollo Life Re Ltd.	Equity	$358,241	$431,600	26.9%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	105,889	176,768	11.0
Rexnord Corporation	Equity	37,461	164,986	10.3
LeverageSource, L.P.	Equity	139,913	127,691	7.9
NCL Corporation	Equity	98,906	85,800	5.3
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	84,811	84,196	5.2

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	December 31, 2011
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Apollo Life Re Ltd.	Equity	$358,241	$430,800	28.6%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	105,889	164,811	10.9
Rexnord Corporation	Equity	37,461	139,100	9.2
LeverageSource, L.P.	Equity	139,913	102,834	6.8
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	88,166	86,329	5.7
Momentive Performance Materials Holdings, Inc.	Equity	80,657	85,300	5.7

AAA Investments owns equity, as a private equity co-investment and converted from debt positions, through its investment in Autumnleaf, L.P. and Apollo Fund VI BC, L.P. in CEVA Logistics. AAA Investments’ combined share of these debt and equity investments was valued at $122.2 million and $75.2 million as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, AAA Investments’ combined share of these debt and equity investments was greater than 5% of the net assets of the consolidated funds. Apollo Strategic Value Offshore Fund, Ltd. (the “Apollo Strategic Value Fund”) has an ownership interest in a special purpose vehicle, Apollo VIF/SVF Bradco LLC, which owns interests in Bradco Supply Corporation. AAA Investments’ share of this investment is valued at $94.4 million and $80.9 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, AAA Investments’ combined share of these debt and equity investments was greater than 5% of the net assets of the consolidated funds. In addition to the AAA Investments’ private equity co-investment in Momentive Performance Materials Holdings Inc. (“Momentive”) noted above, AAA Investments has an ownership interest in the debt of Momentive. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net assets of the consolidated funds and is valued at $85.9 million at December 31, 2011.

The Apollo Strategic Value Fund primarily invests in the securities of leveraged companies in North America and Europe through three core strategies: distressed investments, value-driven investments and special opportunities. In connection with the redemptions requested by AAA Investments of its investment in the Apollo Strategic Value Fund, the remainder of AAA Investments’ investment in the Apollo Strategic Value Fund was converted into liquidating shares issued by the Apollo Strategic Value Fund. The liquidating shares were initially allocated a pro rata portion of each of the Apollo Strategic Value Fund’s existing investments and liabilities, and as those investments are sold, AAA Investments is allocated the proceeds from such disposition less its proportionate share of any current expenses incurred by the Apollo Strategic Value Fund.

During the first quarter of 2012, the general partner of the Apollo Asia Opportunity Offshore Fund, Ltd. (the “Apollo Asia Opportunity Fund”) determined that it was in the best interests of the investors in the Apollo Asia Opportunity Fund to wind down the fund and begin making distributions to investors shortly after March 31, 2012. The General Partner of the Apollo Asia Opportunity Fund expects that a substantial amount of the investment in the Apollo Asia Opportunity Fund will be returned shortly after March 31, 2012. The remainder of the investment in the Apollo Asia Opportunity Fund is currently expected to be distributed as the less liquid investments are realized, with the final liquidation expected to occur in 2013, although the actual timing of the realizations may differ substantially from this estimate.

Apollo Life Re Ltd. is an Apollo-sponsored vehicle that owns the majority of the equity of Athene Holding Ltd. (“Athene”), the parent of Athene Life Re Ltd., a Bermuda-based reinsurance company focused on the life reinsurance sector, Athene Annuity & Life Assurance Company (formerly Liberty Life Insurance Company), a recently acquired Delaware-domiciled (formerly South Carolina domiciled) stock life insurance company focused on retail sales and reinsurance in the retirement services market, Investors Insurance Corporation, a recently acquired Delaware-domiciled stock life insurance company focused on the retirement services market and Athene Life Insurance Company, a recently organized Indiana-domiciled stock life insurance company focused on the institutional guaranteed investment contract backed note and funding agreement markets.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

The Company has classified the instruments associated with the Senior Loan Fund investment as Level II and Level III investments. All Level II and Level III investments of the Senior Loan Fund were valued using broker quotes.

HFA

On March 7, 2011, the Company invested $52.1 million (including expenses related to the purchase) in a convertible note with an aggregate principal amount of $50.0 million and received 20,833,333 stock options issued by HFA, an Australian based specialist global funds management company.

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note will be converted on the eighth anniversary of its issuance on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis”, which is based on a hypothetical exit through conversion to common equity (for which quoted price exists) as of the valuation date. The Company separately presents interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible note. For the three months ended March 31, 2012, the Company recorded $0.8 million in PIK interest income included in interest income in the condensed consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $1.03 as of March 31, 2012) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the three months ended March 31, 2012 and 2011, the Company recorded an unrealized gain of approximately $3.4 million and $17.8 million, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations.

The Company has classified the instruments associated with the HFA investment as Level III investments.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Net Gains from Investment Activities

Net gains from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains. Additionally net gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains from investment activities for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012
	Private Equity	Capital Markets	Total
Realized gains on sales of investments	$—	$91	$91
Change in net unrealized gains due to changes in fair values	153,692	3,925	157,617

Net Gains from Investment Activities	$153,692	$4,016	$157,708

	For the Three Months Ended March 31, 2011
	Private Equity	Capital Markets	Total
Change in net unrealized gains due to changes in fair value	$140,100	$17,829	$157,929

Net Gains from Investment Activities	$140,100	$17,829	$157,929

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

The following table presents income from equity method investments for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Investments:
Private Equity Funds:
AAA Investments	$84	$80
Apollo Investment Fund IV, L.P. (“Fund IV”)	—	10
Apollo Investment Fund V, L.P. (“Fund V”)	5	5
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,612	2,674
Apollo Investment Fund VII, L.P. (“Fund VII”)	24,081	10,370
Apollo Natural Resources Partners, L.P. (“ANRP”)	37	—
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	696	294
Apollo Value Investment Fund, L.P. (“VIF”)	19	15
Apollo Strategic Value Fund, L.P. (“SVF”)	15	9
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	1,888	693
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	395	466
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	9,019	4,185
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	2,433	615
Apollo European Principal Finance Fund, L.P. (“EPF”)	644	1,347
Apollo Investment Europe II, L.P. (“AIE II”)	903	1,175
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	511	348
Apollo Senior Floating Rate Fund (“AFT”)	10	—
Apollo Residential Mortgage, Inc. (“AMTG”)	152 (1)	—
Apollo European Credit, L.P. (“AEC”)	35	—
Apollo European Strategic Investment L.P. (“AESI”)	193	—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	248 (1)	137 (2)
AGRE US Real Estate Fund, L.P.	(53)	—
CPI Capital Partners NA Fund	(21)	—
CPI Capital Partners Asia Pacific Fund	5	—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	(305)	(623)
VC Holdings, L.P. Series C (“Vantium C”)	(150)	46
VC Holdings, L.P. Series D (“Vantium D”)	242	(20)
Other	(447)	—

Total Income from Equity Method Investments	$43,251	$21,826

(1)	Amounts are as of December 31, 2011.
(2)	Amounts are as of December 31, 2010.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other investments as of March 31, 2012 and December 31, 2011 consisted of the following:

	Equity Held as of
	March 31, 2012		% of Ownership		December 31, 2011		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$916		0.057%		$859		0.057%
Fund IV	15		0.010		15		0.010
Fund V	207		0.014		202		0.014
Fund VI	10,324		0.092		7,752		0.082
Fund VII	164,096		1.321		139,765		1.318
Apollo Natural Resources Partners, L.P.	1,604		1.955		1,982		2.544
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P.	5,746		0.529		5,051		0.525
Apollo Value Investment Fund, L.P.	142		0.083		122		0.081
Apollo Strategic Value Fund, L.P.	138		0.059		123		0.059
Apollo Credit Liquidity Fund, L.P.	14,894		2.467		14,449		2.465
Apollo/Artus Investors 2007-I, L.P.	6,157		6.156		6,009		6.156
Apollo Credit Opportunity Fund I, L.P.	46,827		1.945		37,806		1.977
Apollo Credit Opportunity Fund II, L.P	25,412		1.450		22,979		1.472
Apollo European Principal Finance Fund, L.P.	14,276		1.363		14,423		1.363
Apollo Investment Europe II, L.P.	8,748		2.131		7,845		2.076
Apollo Palmetto Strategic Partnership, L.P.	11,101		1.186		10,739		1.186
Apollo Senior Floating Rate Fund	94		0.034		84		0.034
Apollo/JH Loan Portfolio, L.P.	—		—		100		0.189
Apollo Residential Mortgage, Inc.(3)	3,999	(1)	1.865	(1)	4,000	(2)	1.850	(2)
Apollo European Credit, L.P.	679		0.778		542		1.053
Apollo European Strategic Investments L.P.	2,011		0.997		1,704		1.035
Apollo Centre Street Partnership	2,000		2.439		—		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc.(3)	11,420	(1)	2.730	(1)	11,288	(2)	2.730	(2)
AGRE U.S. Real Estate Fund	5,831		2.065		5,884		2.065
CPI Capital Partners NA Fund	450		0.324		564		0.344
CPI Capital Partners Europe Fund	5		0.001		5		0.001
CPI Capital Partners Asia Pacific Fund	247		0.039		256		0.039
Other Equity Method Investments:
Vantium A/B /B	54		6.500		359		6.450
Vantium C	6,047		2.100		6,944		2.300
Vantium D	1,587		6.300		1,345		6.300
Portfolio Company Holdings	1,700		N/A	(4)	2,147		N/A	(4)

Total Other Investments	$346,727				$305,343

(1)	Amounts are as of December 31, 2011.
(2)	Amounts are as of September 30, 2011.
(3)	Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.
(4)	Ownership percentages are not presented for these equity method investments in our portfolio companies as we only present for the funds in which we are the general partner.

As of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011, no single equity method investee held by Apollo exceeded 20% of its total consolidated assets or income. As such, Apollo is not required to present summarized income statement information for any of its equity method investees.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

	Level I		Level II		Level III		Totals
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Assets, at fair value:
Investment in AAA Investments, L.P.	$—	$—	$—	$—	$1,581,773	$1,480,152	$1,581,773	$1,480,152
Investments held by Senior Loan Fund	—	—	25,453	23,757	484	456	25,937	24,213
Investments in HFA and Other	—	—	—	—	52,571	47,757	52,571	47,757

Total	$—	$—	$25,453	$23,757	$1,634,828	$1,528,365	$1,660,281	$1,552,122

	Level I		Level II		Level III		Totals
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$2,027	$3,843	$—	$—	$2,027	$3,843

Total	$—	$—	$2,027	3,843	$—	$—	$2,027	3,843

There was a transfer of investments from Level II into Level III relating to investments held by the Senior Loan Fund during the three months ended March 31, 2012, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. There were no transfers between Level I, II or III during the three months ended March 31, 2011 relating to assets and liabilities, at fair value, noted in the tables above.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended March 31,
	2012	2011
Balance, Beginning of Period	$1,480,152	$1,637,091
Purchases	—	—
Distributions	(52,071)	—
Change in unrealized gains, net	153,692	140,100

Balance, End of Period	$1,581,773	$1,777,191

The following table summarizes the changes in the investment in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended March 31,
	2012	2011
Balance, Beginning of Period	$47,757	$—
Purchases	1,150	52,069
Change in unrealized gains, net	3,664	17,829

Balance, End of Period	$52,571	$69,898

The change in unrealized gains (losses), net has been recorded within the caption “Net gains from investment activities” in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the changes in the Senior Loan Fund, which is measured at fair value and characterized as a Level III investment:

For the Three Months Ended March 31,
2012
Balance, Beginning of Period	$456
Sale of investments	(460)
Realized gains	9
Change in unrealized losses	(5)
Transfers into Level III	484

Balance, End of Period	$484

The change in unrealized gains (losses) and realized gains have been recorded within the caption “Net gains from investment activities” in the condensed consolidated statements of operations.

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	March 31, 2012		December 31, 2011
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Comparable company and industry multiples	$605,166	33.7%	$749,374	44.6%
Discounted cash flow models	601,072	33.5	643,031	38.4
Listed quotes	369,879	20.6	139,833	8.3
Broker quotes	192,274	10.7	179,621	10.7
Other net assets (liabilities)(1)	27,072	1.5	(33,330)	(2.0)

Total Investments	1,795,463	100.0%	1,678,529	100.0%

Other net liabilities(2)	(213,690)		(198,377)

Total Net Assets	$1,581,773		$1,480,152

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)	Balances include other assets, liabilities and general partner interests of AAA Investments and are primarily comprised of $402.5 million in long-term debt offset by cash and cash equivalents at the March 31, 2012 and December 31, 2011 balance sheet dates. Carrying values approximate fair value for other assets and liabilities and, accordingly, extended valuation procedures are not required.

The significant unobservable inputs used in the fair value measurement of the Level 3 investments are the comparable multiples and weighed average cost of capital rates applied in the valuation models for each investment. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, the comparable multiples are generally multiplied by the underlying companies EBITDA to establish the Total Enterprise Value of our portfolio company investments. The comparable multiple is determined based on the implied trading multiple of public industry peers. Similarly, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the weighted average cost of capital calculation that weights the cost of equity and the cost of debt based on comparable debt to equity ratios.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

4. VARIABLE INTEREST ENTITIES

The Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The purpose of such VIEs is to provide strategy-specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the entities that the Company manages may vary by entity, however, the fundamental risks of such entities have similar characteristics, including loss of invested capital and the return of carried interest income previously distributed to the Company by certain private equity and capital markets entities. The nature of the Company’s involvement with VIEs includes direct and indirect investments and fee arrangements. The Company does not provide performance guarantees and has no other financial obligations to provide funding to VIEs other than its own capital commitments. There is no recourse to the Company for the consolidated VIEs’ liabilities.

The assets and liabilities of the consolidated VIEs are comprised primarily of investments and debt, at fair value, and are included within assets and liabilities of consolidated variable interest entities, respectively, in the condensed consolidated statements of financial condition.

Consolidated Variable Interest Entities

In accordance with the methodology described in note 2, Apollo consolidated four VIEs under the amended consolidation guidance during 2010, an additional VIE during the second quarter of 2011, and six additional VIEs during the fourth quarter of 2011 in connection with its acquisition of Gulf Stream Asset Management, LLC (“Gulf Stream”). During the first quarter of 2012, Apollo consolidated two newly formed VIEs.

Certain of the consolidated VIEs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.

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

The assets of these consolidated VIEs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated VIEs, which includes investments in loans and corporate bonds, as well as debt obligations held by such consolidated VIEs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next sixty days.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

	Level I		Level II		Level III		Totals
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Investments, at fair value	$—	$—	$3,542,554	$3,055,357	$215,246	$246,609	$3,757,800	$3,301,966

	Level I		Level II		Level III		Totals
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Liabilities, at fair value	$—	$—	$—	$—	$3,700,536	$3,189,837	$3,700,536	$3,189,837

Level III investments include corporate loan and corporate bond investments held by the consolidated VIEs, while the Level III liabilities consist of notes and loans, the valuations of which are discussed further in note 2. All Level II and III investments were valued using broker quotes. Transfers of investments out of Level III and into Level II or Level I, if any, are accounted for as of the end of the reporting period in which the transfer occurred. For the three months ended March 31, 2012 and 2011, there were no transfers between Level I and Level II investments.

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

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended March 31,
	2012	2011
Balance, Beginning of Period	$246,609	$170,369
Purchases of investments	226,945	284,625
Sale of investments	(39,274)	(50,459)
Net realized (losses) gains	(4,658)	1,288
Changes in net unrealized gains	11,592	2,422
Transfers out of Level III	(290,517)	(296,382)
Transfers into Level III	64,549	23,564

Balance, End of Period	$215,246	$135,427

Changes in net unrealized gains included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to investments still held at reporting date	$6,236	$760

Investments were transferred out of Level III into Level II and into Level III out of Level II, respectively, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended March 31,
	2012	2011
Balance, Beginning of Period	$3,189,837	$1,127,180
Borrowings	425,684	—
Repayments	(2,791)	(412,057)
Net realized gains on debt	—	(41,819)
Changes in net unrealized losses from debt	88,578	49,944
Elimination of debt attributable to consolidated VIEs	(772)	(16)

Balance, End of Period	$3,700,536	$723,232

Changes in net unrealized losses included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$88,699	$4,717

Net (Losses) Gains from Investment Activities of Consolidated Variable Interest Entities

The following table presents net (losses) gains from investment activities of the consolidated VIEs for the three months ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended March 31,
	2012	2011
Net unrealized gains from investment activities	$70,019	$32,147
Net realized gains (losses) from investment activities	2,285	(15,044)

Net gains from investment activities	72,304	17,103

Net unrealized losses from debt	(88,578)	(49,944)
Net realized gains from debt	—	41,819

Net losses from debt	(88,578)	(8,125)

Interest and other income	45,631	14,761
Other expenses	(45,558)	(6,651)

Net (Losses) Gains from Investment Activities of Consolidated VIEs	$(16,201)	$17,088

Senior Secured Notes and Subordinated Notes—Included within liabilities of consolidated VIEs debt, at fair value are amounts due to third-party institutions of the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$3,506,834	1.44%		8.9	$3,121,126	1.35%		8.9
Subordinated Notes(2)(3)	463,688	N/A	(1)	8.8	416,275	N/A	(1)	8.8

	$3,970,522				$3,537,401

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)	The fair value of Senior Secured and Subordinated Notes as of March 31, 2012 and December 31, 2011 was $3,701 million and $3,190 million, respectively.
(3)	The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2012 and December 31, 2011, the fair value of the consolidated VIE assets was $4,092 million and $3,533 million, respectively. This collateral consisted of cash and cash equivalents, investments as fair value and other assets.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

As of March 31, 2012, the fair value of $3,560 million of senior secured notes and subordinated notes were valued using broker quotes. The remaining fair value of $141 million of subordinated notes was valued using a discounted cash flow model. The significant unobservable inputs used in the fair value measurement of the subordinated notes include the discount rate applied in the valuation models, default and recovery rates. These inputs in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

The following table provides quantitative measures used to determine the fair values of the Level III debt of the consolidated VIEs valued using discounted cash flow as of March 31, 2012:

As of March 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
Subordinated Notes	$141,408	Discounted Cash Flow	Discount Rate	17.0%–17.0%
			Default Rate	1.5%–1.5%
			Recovery Rate	80.0%–80.0%

The consolidated VIEs have elected the fair value option to value the term loans and notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of March 31, 2012, the notes payable are classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the term loans and notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

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

	March 31, 2012
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$14,293,325		$(31,022)		$7,689
Capital Markets	3,155,272		(515,428)		14,872
Real Estate	2,122,756		(1,635,416)		5,831

Total	$19,571,353	(1)	$(2,181,866	)(2)	$28,392	(3)

(1)	Consists of $827,987 in cash, $18,222,185 in investments and $521,181 in receivables.
(2)	Represents $2,167,487 in debt and other payables, $9,607 in securities sold, not purchased, and $4,772 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

At March 31, 2012, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P. and AutumnLeaf, L.P. At March 31, 2012, the aggregate amount of such investments was $169.2 million. The Company’s ownership interest in AAA was 2.38% at March 31, 2012.

At December 31, 2011, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P. and AutumnLeaf, L.P. At December 31, 2011, the aggregate amount of such investments was $131.8 million. The Company’s ownership interest in AAA was 2.45% at December 31, 2011.

5. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity and capital markets funds consists of the following:

	March 31, 2012	December 31, 2011
Private equity	$1,039,650	$672,952
Capital markets	330,170	195,630

Total Carried Interest Receivable	$1,369,820	$868,582

The table below provides a roll-forward of the carried interest receivable balance for the three months ended March 31, 2012:

	Private Equity	Capital Markets	Real Estate	Total
Carried interest receivable, January 1, 2012	$672,952	$195,630	$—	$868,582
Change in fair value of funds(1)	413,928	154,514	1,677	570,119
Foreign exchange gain	—	1,604	—	1,604
Fund cash distributions to the Company	(47,230)	(21,578)	(1,677)	(70,485)

Carried Interest Receivable, March 31, 2012(2)	$1,039,650	$330,170	$—	$1,369,820

(1)	During the three months ended March 31, 2012, the Company recorded a reversal of $34.1 million and $18.1 million of a general partner obligation to return previously distributed carried interest income or fees relating to Fund VI and SOMA, respectively.
(2)	As of March 31, 2012, the Company had a general partner obligation of $41.2 million relating to Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the fund as of March 31, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

6. OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2012	December 31, 2011
Deferred taxes	$16,176	$2,774
Deferred rent	15,675	14,798
Deferred payment related to acquisition	3,858	3,858
Unsettled trades and redemption payable	7,137	2,902
Interest rate swap agreements	2,027	3,843
Other	4,269	4,875

Total Other Liabilities	$49,142	$33,050

Interest Rate Swap Agreements—The principal financial instruments used for cash flow hedging purposes are interest rate swaps. Apollo enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively converted a portion of the Company’s variable rate debt under the AMH Credit Agreement (discussed in note 8) to a fixed rate, without exchanging the notional principal amounts. Apollo entered into an interest rate swap agreement whereby Apollo receives floating rate payments in exchange for fixed rate payments based on 5.175%, on the notional amount of $167.0 million, effectively converting a portion of its floating rate borrowings to a fixed rate. The interest rate swap expires in May 2012. Apollo has hedged only the risk related to changes in the benchmark interest rate (three month LIBOR). As of March 31, 2012 and December 31, 2011, the Company has recorded a liability of $2.0 million and $3.8 million, respectively, to recognize the fair value of this derivative.

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

7. INCOME TAXES

The Company is treated as a partnership for tax purposes and is therefore not subject to U.S. Federal and state income taxes; however, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal corporate income taxes. In addition, certain subsidiaries of the Company are subject to New York City Unincorporated Business Tax (“NYC UBT”) attributable to the Company’s operations apportioned to New York City and certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions. APO Corp. is required to file a standalone Federal corporate tax return, as well as filing standalone corporate state and local tax returns in California, New York and New York City. The Company’s provision for income taxes is accounted in accordance with U.S. GAAP.

The Company’s provision for income taxes totaled $14.6 million and $8.8 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s effective tax rate was approximately 3.27% and 3.39% for the three months ended March 31, 2012 and 2011, respectively.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2012, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2008 through 2011 are open under the normal statute of limitations and therefore subject to examination.

8. DEBT

Debt consists of the following:

	March 31, 2012			December 31, 2011
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	6.06	%(1)	$728,273	5.39	%(1)
CIT secured loan agreement	10,018	3.61%		10,243	3.39%

Total Debt	$738,291	6.02%		$738,516	5.35%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH has irrevocably elected three-month LIBOR for $167 million of the debt for five years from the closing date of the AMH Credit Agreement, which expires in May 2012. The remaining amount of the debt is computed currently based on three-month LIBOR. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (4.25% for loans with extended maturity, as discussed below, and 1.50% for loans without the extended maturity as of March 31, 2012 and 3.75% for loans with extended maturity and 1.00% for loans without the extended maturity as of December 31, 2011). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the credit facility. Pursuant to this amendment, AMH or an affiliate was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, AMH or an affiliate is required to repurchase at least $50.0 million aggregate principal amount of term loans by December 31, 2014 and at least $100.0 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio was also extended to end at the new loan term maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and ABR plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH Credit Agreement (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in a debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at March 31, 2012 was 4.75% and the interest rate on the remaining $5.0 million

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

portion of the loan at March 31, 2012 was 2.00%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $784.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at March 31, 2012 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of March 31, 2012 and December 31, 2011, the AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of March 31, 2012, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were $103.8 million, $65.8 million, $53.4 million, $172.4 million and $(987.4) million, respectively. As of December 31, 2011, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were $56.6 million, $46.2 million, $50.1 million, $131.9 million and $(1,014.3) million, respectively.

In accordance with the AMH Credit Agreement as of March 31, 2012, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.

If AMH’s debt to EBITDA ratio (the “Leverage Ratio”) as of the end of any fiscal year exceeds the level set forth in the next sentence (the “Excess Sweep Leverage Ratio”), AMH must deposit in the cash collateral account the lesser of (a) 100% of its Excess Cash Flow (as defined in the AMH Credit Agreement) and (b) the amount necessary to reduce the Leverage Ratio on a pro forma basis as of the end of such fiscal year to 0.25 to 1.00 below the Excess Sweep Leverage Ratio. The Excess Sweep Leverage Ratio is: for 2012, 4.00 to 1.00; for 2013, 4.00 to 1.00; for 2014, 3.75 to 1.00; for 2015, 3.50 to 1.00; and thereafter, 3.50 to 1.00.

In addition, AMH must deposit the lesser of (a) 50% of any remaining Excess Cash Flow and (b) the amount required to reduce the Leverage Ratio on a pro forma basis at the end of each fiscal year to a level 0.25 to 1.00 below the Sweep Leverage Ratio (as defined in the next paragraph) for such fiscal year.

If AMH receives net cash proceeds from certain non-ordinary course asset sales, then such net cash proceeds shall be deposited in the cash collateral account as necessary to reduce its Leverage Ratio on a pro forma basis as of the last day of the most recently completed fiscal quarter (after giving effect to such non-ordinary course asset sale and such deposit) to (the following specified levels for the specified years, the “Sweep Leverage Ratio”) (i) for 2012 and 2013, a Leverage Ratio of 3.50 to 1.00, (ii) for 2014, a Leverage Ratio of 3.25 to 1.00, (iii) for all other years, a Leverage Ratio of 3.00 to 1.00.

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of March 31, 2012, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreement—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

totaling $9.4 million due at the end of the terms in April 2013. At March 31, 2012, the interest rate was 3.42%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreement for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of March 31, 2012, the carrying value of the remaining CIT secured loan is $10.0 million.

Apollo has determined that the carrying value of this debt approximates fair value as the loans are primarily variable rate in nature and would be categorized as a Level III liability in the fair value hierarchy.

9. NET INCOME PER CLASS A SHARE

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

The table below presents basic and diluted net income per Class A share using the two-class method for the three months ended March 31, 2012 and 2011:

	Basic and Diluted
	For the Three Months Ended March 31,
	2012		2011
Numerator:
Net income attributable to Apollo Global Management, LLC	$98,043		$38,156
Distributions declared on Class A shares	(58,080	)(1)	(16,647	)(2)
Distributions on participating securities	(10,306)		(3,258)
Earnings allocable to participating securities	(4,749)		(3,007)

Undistributed Income Attributable to Class A Shareholders	$24,908		$15,244

Denominator:
Weighted average number of Class A shares outstanding	125,269,253		98,215,736

Net income per Class A share: Basic and Diluted(3)
Distributable Earnings	$0.46		$0.17
Undistributed income	0.20		0.16

Net Income per Class A Share	$0.66		$0.33

(1)	The Company declared a $0.46 distribution on Class A shares on February 12, 2012.
(2)	The Company declared a $0.17 distribution on Class A shares on January 4, 2011.
(3)

For the three months ended March 31, 2012, share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The resulting diluted earnings per share amount was not significantly different from basic earnings per share and therefore, was presented as the same amount. The AOG Units were determined to be anti-dilutive for the three months ended March 31, 2012. For the three months ended March 31, 2011, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

resulting diluted earnings per share amount was not significantly different from basic earnings per share and therefore, was presented as the same amount. The AOG Units and share options were determined to be anti-dilutive for the three months ended March 31, 2011.

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees during 2010 and 2011 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees in 2010 and 2011 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of March 31, 2012, approximately 18.7 million vested RSUs and 5.3 million unvested RSUs were eligible for participation in distribution equivalents.

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

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The table below presents transactions in Class A shares during the three months ended March 31, 2012 and the year ended December 31, 2011, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of AGM Class A Shares Transaction	Number of Shares Issued (Repurchased/Cancelled) in AGM Class A Shares Transaction (in thousands)	AGM ownership% in AOG before AGM Class A Shares Transaction	AGM ownership% in AOG after AGM Class A Shares Transaction	Holdings ownership% in AOG before AGM Class A Shares Transaction	Holdings ownership% in AOG after AGM Class A Shares Transaction
January 8, 2011	Issuance	2	N/A (1)	N/A (1)	N/A (1)	N/A (1)
March 15, 2011	Issuance	1,548	29.0%	29.3%	71.0%	70.7%
April 4, 2011	Issuance	21,500	29.3%	33.5%	70.7%	66.5%
April 7, 2011	Issuance	750	33.5%	33.7%	66.5%	66.3%
July 11, 2011	Issuance	77	N/A (1)	N/A (1)	N/A (1)	N/A (1)
August 15, 2011	Issuance	1,191	33.7%	33.9%	66.3%	66.1%
October 10, 2011	Issuance	52	N/A (1)	N/A (1)	N/A (1)	N/A (1)
November 10, 2011	Issuance	1,011	33.9%	34.1%	66.1%	65.9%
November 22, 2011	Net Settlement	(130)	N/A (1)	N/A (1)	N/A (1)	N/A (1)
January 18, 2012	Issuance	394	34.1%	34.1%	65.9%	65.9%
February 13, 2012	Issuance	1,994	34.1%	34.5%	65.9%	65.5%
March 5, 2012	Issuance	50	N/A (1)	N/A (1)	N/A (1)	N/A (1)

(1)	Transaction did not have a material impact on ownership.

10. EQUITY-BASED COMPENSATION

AOG Units

The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the three months ended March 31, 2012 and 2011, $116.2 million and $258.2 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 3% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of March 31, 2012, there was $391.8 million of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next 15 months.

The following table summarizes the activity of the AOG Units for the three months ended March 31, 2012:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	22,593,210	$22.64
Granted	—	—
Forfeited	—	—
Vested at March 31, 2012	(5,063,556)	22.94

Balance at March 31, 2012	17,529,654	$22.55

Units Expected to Vest—As of March 31, 2012, approximately 17,400,000 AOG Units are expected to vest.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. All grants after March 29, 2011 consider the public share price of the Company. For Plan Grants the fair value is based on grant date fair value, and are discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to 24 quarters (for Plan Grants) or annual vesting over three years (for Bonus Grants). There were no RSUs granted during the quarter ended March 31, 2012. The actual

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

forfeiture rate was 1.3% and 0.6% for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, $31.0 million and $23.8 million of compensation expense were recognized, respectively.

Delivery of Class A Shares

During the first quarter of 2012 and 2011, the Company delivered Class A Shares for vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their Class A share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a tax liability and a corresponding accumulated deficit adjustment. The adjustment was $17.0 million and $9.0 million in the first quarter in 2012 and 2011, respectively, and is disclosed in the condensed consolidated statements of changes in shareholders’ equity.

The delivery of RSUs does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A Shareholders. The delivery of Class A Shares for vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the three months ended March 31, 2012, the Company delivered 2,337,853 million Class A Shares in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 34.5% from 34.1%.

The following table summarizes RSU activity for the three months ended March 31, 2012:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	20,480,773	$11.38	20,240,008	40,720,781
Granted	—	—	—	—
Forfeited	(263,907)	11.55	—	(263,907)
Delivered	—	11.17	(3,466,843)	(3,466,843)
Vested	(1,961,145)	11.67	1,961,145	—

Balance at March 31, 2012	18,255,721	$11.35	18,734,310	36,990,031 (1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

Units Expected to Vest—As of March 31, 2012, approximately 17,200,000 RSUs are expected to vest.

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, 5,000,000 options were granted on December 2, 2010. These options vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016. In addition, 555,556 options were granted on January 22, 2011 and 25,000 options were granted on April 9, 2011. Of the options granted on January 22, 2011, half of such options that vested and became exercisable on December 31, 2011 were exercised on March 5, 2012 and the other half that were due to vest and become exercisable on December 31, 2012 were forfeited during the quarter ended March 31, 2012. The options granted on April 9, 2011 vested and became exercisable with respect to half of the options shares on December 31, 2011 and the other half vests in four equal quarterly installments starting on March 31, 2012 and ending on December 31, 2012. For the three months ended March 31, 2012 and 2011, $1.2 million and $1.3 million of compensation expense were recognized as a result of option grants, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2011:

Assumptions:	2011(2)
Risk-free interest rate	2.79%
Weighted average expected dividend yield	2.25%
Expected volatility factor(1)	40.22%
Expected life in years	5.72
Fair value of options per share	$8.44

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices.
(2)	Represents weighted average of 2011 grants.

The following table summarizes the share option activity for the three months ended March 31, 2012:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2012	5,580,556	$8.14	$32,996	$8.93
Granted	—	—	—	—
Exercised	(277,778)	9.00	(2,364)	—
Forfeited	(277,778)	9.00	(2,364)	—

Balance at March 31, 2012	5,025,000	8.05	$28,268	8.67

Exercisable at March 31, 2012	1,057,291	$8.15	$5,959	$8.67

Units Expected to Vest—As of March 31, 2012, approximately 3,700,000 options are expected to vest.

The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at March 31, 2012 was $21.0 million and is expected to be recognized over a weighted average period of 4.7 years.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value considers the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the three months ended March 31, 2012 and 2011, the actual forfeiture rate was 0%. For the three months ended March 31, 2012 and 2011, $0.1 million and $0.1 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

During the three months ended March 31, 2012 and 2011, the Company delivered 60,702 and 389,785 RDUs, respectively, to individuals who had vested in these units. The deliveries in 2012 and 2011 resulted in a reduction of the accrued compensation liability of $0.5 million and $3.8 million, respectively, and the recognition of a net decrease of additional paid in capital in 2012 of $1.3 million and a net decrease in 2011 of $2.7 million, respectively. These amounts are presented in the condensed consolidated statements of changes in shareholders’ equity. There was $0.1 million and $0.5 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of March 31, 2012 and December 31, 2011, respectively. The following table summarizes RDU activity for the three months ended March 31, 2012:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2012	196,653	$8.17	60,702	257,355
Granted	256,673	9.45	—	256,673
Forfeited	—	—	—	—
Delivered	—	8.69	(60,702)	(60,702)
Vested	—	—	—	—

Balance at March 31, 2012	453,326	$8.89	—	453,326

Units Expected to Vest—As of March 31, 2012, approximately 426,000 RDUs are expected to vest.

The following table summarizes the activity of RDUs available for future grants:

	RDUs Available For Future Grants
Balance at January 1, 2012	1,947,837
Purchases	16,335
Granted	(387,617	)(1)
Forfeited	—

Balance at March 31, 2012	1,576,555

(1)	On March 7, 2012, the Company issued and delivered 130,944 RDUs to certain employees as part of AAA’s carry reinvestment program. This resulted in a decrease in profit sharing payable of $0.6 million in the condensed consolidated statements of financial condition. No additional compensation expense was recognized.

Restricted Stock and Restricted Stock Unit Awards—ARI

On September 29, 2009, 97,500 and 145,000 shares of ARI restricted stock were granted to the Company and certain of the Company’s employees, respectively. Additionally, on December 31, 2009, 5,000 shares of ARI restricted stock were granted to an employee of the Company. The fair value of the Company and employee awards granted was $1.8 million and $2.7 million, respectively. These awards generally vest over three years or twelve quarters, with the first quarter vesting on January 1, 2010. On March 23, 2010, July 1, 2010 and July 21, 2010, 102,084, 5,000 and 16,875 shares of ARI restricted stock units (“ARI RSUs”), respectively, were granted to certain of the Company’s employees. Pursuant to the March 23, 2010 and July 21, 2010 issuances, 102,084 and 16,875 shares of ARI restricted stock, respectively, were forfeited by the Company’s employees. As the fair value of ARI RSUs was not greater than the forfeiture of the restricted stock, no additional value will be amortized. On April 1, 2011 and August 4, 2011, 5,000 and 152,750 ARI RSUs, respectively, were granted to certain of the Company’s employees. On August 4, 2011, 156,000 ARI RSUs were granted to the Company. On December 28, 2011, the Company issued 45,587 ARI RSUs to certain of the Company’s employees. On March 15, 2012, 20,000 ARI RSUs were granted to an employee of the Company. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for certain restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

the condensed consolidated statements of operations. For the three months ended March 31, 2012 and 2011, $0.5 million and $0.3 million of management fees and $0.4 million and $0.2 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 1% and 0% for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the three months ended March 31, 2012:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	32,502	374,754	$15.12	73,542	448,296
Granted to employees of the Company	—	20,000	15.17	—	20,000
Granted to the Company	—	—	—	—	—
Forfeited by employees of the Company	—	(5,522)	14.09	—	(5,522)
Vested awards of the employees of the Company	—	(52,585)	15.31	52,585	—
Vested awards of the Company	(8,125)	(52,000)	15.34	52,000	—

Balance at March 31, 2012	24,377	284,647	$15.07	178,127	462,774

Units Expected to Vest—As of March 31, 2012, approximately 274,000 and 24,377 shares of ARI RSUs and ARI restricted stock, respectively, are expected to vest.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc. (“AMTG”)

On July 27, 2011, 18,750 and 11,250 AMTG restricted stock units (“AMTG RSUs”) were granted to the Company and certain of the Company’s employees, respectively. On September 26, 2011, 875 AMTG RSUs were granted to certain employees of the Company. The fair value of the Company and employee awards granted was $0.3 million and $0.2 million, respectively. These awards generally vest over three years or twelve calendar quarters, with the first quarter vesting on October 1, 2011. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations.

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for certain restrictions. For the three months ended March 31, 2012, $0.0 million of management fees and $0.0 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 0% for the three months ended March 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the three months ended March 31, 2012:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	28,305	$17.56	2,570	30,875
Vested awards of the employees of the Company	(1,011)	16.57	1,011	—
Vested awards of the Company	(1,563)	18.20	1,563	—

Balance at March 31, 2012	25,731	$17.56	5,144	30,875

Units Expected to Vest—As of March 31, 2012, approximately 25,000 AMTG RSUs are expected to vest.

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

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2012:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$116,171	65.5%	$76,330	$39,841
RSUs and Share Options	32,162	—	—	32,162
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	395	65.5	259	136
AAA RDUs	138	65.5%	90	48

Total Equity-Based Compensation	$148,866		76,679	72,187

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(349)	(184)

Capital Increase Related to Equity-Based Compensation			$76,330	$72,003

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2011:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,191	70.7%	$183,222	$74,969
RSUs and Share Options	25,157	—	—	25,157
ARI Restricted Stock Awards and ARI RSUs	187	70.7	132	55
AAA RDUs	72	70.7	51	21

Total Equity-Based Compensation	$283,607		183,405	100,202

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(183)	(76)

Capital Increase Related to Equity-Based Compensation			$183,222	$100,126

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

11. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES

The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

Due from affiliates and due to affiliates are comprised of the following:

	As of March 31, 2012	As of December 31, 2011
Due from Affiliates:
Due from private equity funds	$23,697	$28,465
Due from portfolio companies	83,207	61,867
Management and advisory fees receivable from capital markets funds	31,225	23,545
Due from capital markets funds	26,580	15,822
Due from Contributing Partners, employees and former employees	20,609	30,353
Due from real estate funds	12,209	13,453
Other	2,265	3,235

Total Due from Affiliates	$199,792	$176,740

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$451,743	$451,743
Due to private equity funds	51,259	86,500
Due to capital markets funds	169	18,817
Due to real estate funds	1,200	1,200
Dividends payable to employees	7,250	12,532
Other (1)	7,938	7,972

Total Due to Affiliates	$519,559	$578,764

(1)	Includes a $4.7 million contingent consideration liability due to former owners of Gulf Stream.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

of tax that APO Corp. will otherwise be required to pay in the future. Additionally, the further acquisition of AOG Units from the Managing Partners and Contributing Partners also may result in increases in tax deductions and tax basis of assets that will further reduce the amount of tax that APO Corp. will otherwise be required to pay in the future.

APO Corp. entered into a tax receivable agreement (“TRA”) with the Managing Partners and Contributing Partners that provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the Reorganization. If the Company does not make the required annual payment on a timely basis as outlined in the TRA, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% or $12.1 million of the required payments pursuant to the TRA that is attributable to the 2010 fiscal year for a period of four years until April 5, 2014. During the three months ended March 31, 2012, there were no payments made in connection with the TRA.

Due from Contributing Partners, Employees and Former Employees

The Company has accrued $12.5 million and $22.1 million in receivables as of March 31, 2012 and December 31, 2011, respectively from the Contributing Partners and certain employees and former employees of Fund VI for the potential return of carried interest income that would be due if the private equity fund were liquidated at the balance sheet date. In addition, there was a $6.5 million receivable as of March 31, 2012 and December 31, 2011 from the Contributing Partners and certain employees associated with a credit agreement with Fund VI as described below in Due to Private Equity Funds.

Management Fee Waiver and Notional Investment Program

Apollo has forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $6.8 million and $7.7 million for the three months ended March 31, 2012 and 2011, respectively.

Distributions

The table below presents the determination, declaration, and payment of the amount of quarterly distributions which were made at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 4, 2011	0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3
February 12, 2012	0.46	February 29, 2012	58.1	110.4	168.5	10.3

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. At December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. During the three months ended March 31, 2012, there was $0.0 million interest paid and $0.1 million accrued interest on the outstanding loan obligation. As of March 31, 2012, the total outstanding loan aggregated $9.1 million, including accrued interest of $1.0 million which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In addition, assuming Fund VI is liquidated on the balance sheet date, the Company has also accrued a liability to Fund VI of $41.2 million and $75.3 million at March 31, 2012 and December 31, 2011, respectively, in connection with the potential general partner obligation to return carried interest income that was previously distributed from Fund VI. Of this amount, approximately $12.5 million and $22.1 million is a receivable from Contributing Partners, employees and former employees at March 31, 2012 and December 31, 2011, respectively.

Due to Capital Markets Funds

In connection with the Gulf Stream acquisition during October 2011, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. The contingent consideration liability had a fair value of approximately $4.7 million as of October 24, 2011 (the date of acquisition) and March 31, 2012, which was determined based on the present value of the estimated range of undiscounted incentive fee payable cash flows between $0 and approximately $8.7 million using a discount rate of 13.7%.

Similar to the private equity funds, certain capital markets funds allocate carried interest income to the Company. Assuming SOMA liquidated on December 31, 2011, the Company had accrued a liability to SOMA of $18.1 million in connection with the potential general partner obligation to return previously distributed carried interest income from SOMA. This amount reversed during the three months ended March 31, 2012, as such there was no general partner obligation accrued as of March 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Due to Real Estate Funds

In connection with the acquisition of Citi Property Investors (“CPI”) during November 2010, Apollo is contingently obligated to Citigroup Inc. based on a specified percentage of future earnings from the date of acquisition through December 31, 2012. The estimated fair value of the contingent liability was $1.2 million as of March 31, 2012 and December 31, 2011, respectively, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%.

Regulated Entities

During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, or “FINRA”, subject to the minimum net capital requirements of the SEC. AGS has continuously operated in excess of these requirements. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS earns underwriting and transaction fees for its services. The Company also has one entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority. This entity has continuously operated in excess of these regulatory capital requirements.

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

Interests in Consolidated Entities

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net (income) loss attributable to Non-Controlling Interests consists of the following:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
AAA(1)	$(150,162)	$(136,225)
Consolidated VIEs(2)	30,294	(17,088)
Interest in management companies and a co-invest vehicle(3)	166	(3,638)

Net income attributable to Non-Controlling Interests in consolidated entities	(119,702)	(156,951)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(213,396)	(55,998)

Net income attributable to Non-Controlling Interests	$(333,098)	$(212,949)

(1)	Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% during the three months ended March 31, 2012 and 2011.
(2)	Reflects the Non-Controlling Interests in the net loss (income) of the consolidated VIEs and includes $(30.3) million and $2.8 million of (losses) gains recorded within appropriated partners’ capital related to consolidated VIEs during the three months ended March 31, 2012 and 2011, respectively.
(3)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management entities and a private equity co-invest vehicle.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

12. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders, in connection with their capital commitment to certain funds managed by the Company. As of March 31, 2012, the maximum exposure relating to these financial guarantees approximated $3.8 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), the Company may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of March 31, 2012, the Company has no current obligations to Artus.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, capital markets and real estate funds, Apollo has unfunded capital commitments as of March 31, 2012 and December 31, 2011 of $202.1 million and $137.9 million, respectively.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. In an order dated August 18, 2010, the Court granted in part and denied in part Plaintiffs’ motion to expand the complaint and to obtain additional discovery. The Court ruled that Plaintiffs could amend the complaint and obtain discovery in a second discovery phase limited to eight additional transactions. The Court gave the plaintiffs until September 17, 2010 to amend the complaint to include the additional eight transactions. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding the additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file the fourth amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo, as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. The Court set April 17, 2012, as the deadline for completing all fact discovery. In March 2012, the Court extended that deadline so that the parties could continue to take depositions until May 31, 2012, though the parties have agreed to schedule some depositions in June 2012 as well. Currently, Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. The Court granted Apollo’s motion to dismiss plaintiffs’ initial complaint in 2008, ruling that Apollo was released from the only transaction in which it allegedly was involved. While plaintiffs have survived Apollo’s motion to dismiss the fourth amended complaint, the Court stated in denying the motion that it will consider the statute of limitations (one of the bases for Apollo’s motion to dismiss) at the summary judgment stage. Based on the applicable statute of limitations, among other reasons, Apollo believes that plaintiffs’ claims lack factual and legal merit and intends to defend it vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

On March 6, 2012, several plaintiffs filed a complaint on behalf of several putative classes of consumers against, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo, which owns approximately 69% of Affinion’s common stock. The putative class action, captioned Hope Kelm, et al. v. Chase Bank, USA, N.A., et al. was filed in the United States District Court for the District of Connecticut, and also names as defendants several credit card companies and online merchants with which Trilegiant conducts business. On March 15, 2012, plaintiffs filed a nearly identical putative class action, also in the District of Connecticut and naming similar defendants, including Apollo, captioned Debra Miller, et al. v. 1-800-Flowers.com, Inc., et al. (No. 12-cv-396). In both cases, the plaintiffs allege that Trilegiant, aided by its business partners, has developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that Apollo is a proper defendant because of its stock ownership and ability to appoint the majority of Affinion’s board. The complaint asserts claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seeks, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. Apollo believes that plaintiffs’ claims against it are without merit. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Apollo believes that it has handled its use of placement agents in an appropriate manner. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

out of the Arvco Debtors’ defense of the California Attorney General action described above. To date, no such claims have been brought. Apollo denies the merit of any such claims and will vigorously contest them, if they are brought.

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

As of March 31, 2012, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Aggregate minimum future payments	$24,787	$32,602	$32,307	$30,959	$30,937	$99,315	$250,907

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $9.4 million and $8.5 million for the three months ended March 31, 2012 and 2011, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2012, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Other long-term obligations	$9,361	$1,713	$500	$104	$—	$—	$11,678

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through March 31, 2012 and that would be reversed approximates $1.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

March 31, 2012
Private Equity Funds:
Fund VII	$970,244
Fund VI	88,228
Fund V	258,507
Fund IV	67,412
AAA	14,131

Total Private Equity Funds	1,398,522

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA)	44,158
Mezzanine Funds (AIE II)	26,941
Non-Performing Loan Fund (EPF)	49,084
Senior Credit Funds (COF I/COF II, ACLF, AEC, collateralized loan obligations (“CLOs”))	367,271
Other	4,053

Total Capital Market Funds	491,507

Total	$1,890,029

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 11, the Company has recorded a general partner obligation to return previously distributed carried interest income of fees of $41.2 million relating to Fund VI as of March 31, 2012.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of March 31, 2012, there were no underwriting commitments outstanding related to such offerings.

In connection with the Gulf Stream acquisition, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue.

In connection with the CPI acquisition, the consideration transferred in the acquisition is a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of March 31, 2012.

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

The Company is subject to a concentration risk related to the investors in its funds. As of March 31, 2012, no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At March 31, 2012 and December 31, 2011, $738.3 million and $738.5 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively. However, as of March 31, 2012 and December 31, 2011, $167.0 million of the debt had been effectively converted to a fixed rate using interest rate swaps through May 2012 as discussed in note 8.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

The tables below present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

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

•

Decisions relating to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in such funds and those of the Company’s shareholders by providing such individuals a profit sharing interest in the carried interest income earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on the Company’s performance and growth for the year.

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.

During the fourth quarter 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, capital markets and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation expense for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the three months ended March 31, 2011:

	Impact of Modification on ENI
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
For the three months ended March 31, 2011	$(4,816)	$(6,549)	$(2,215)	$(13,580)

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2012:

	As of and for the Three Months Ended March 31, 2012
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$25,880	$1,356	$—	$27,236
Management fees from affiliates	66,997	52,671	10,365	130,033
Carried interest income from affiliates	448,042	183,862	1,677	633,581

Total Revenues	540,919	237,889	12,042	790,850
Expenses	263,634	104,988	17,894	386,516
Other Income	33,877	24,129	1,056	59,062
Non-Controlling Interests	—	(1,409)	—	(1,409)

Economic Net Income (Loss)	$311,162	$155,621	$(4,796)	$461,987

Total Assets	$2,073,681	$1,310,323	$66,314	$3,450,318

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements for the three months ended March 31, 2012:

	As of and for the Three Months Ended March 31, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$790,850		$(14,107	)(1)	$776,743
Expenses	386,516		136,714	(2)	523,230
Other income	59,062		133,126	(3)	192,188
Non-Controlling Interests	(1,409)		(331,689)		(333,098)

Economic Net Income	$461,987	(5)	N/A		N/A

Total Assets	$3,450,318		$5,650,356	(6)	$9,100,674

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Three Months Ended March 31, 2012
Net gains from investment activities	$154,290
Net losses from investment activities of consolidated variable interest entities	(16,201)
Loss from equity method investments(4)	(5,300)
Other income and interest income	337

Total Consolidation Adjustments	$133,126

(4)	Included is $(1,575) reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended March 31, 2012
Economic Net Income	$461,987
Income tax provision	(14,560)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(213,396)
Non-cash charges related to equity-based compensation(7)	(129,933)
Amortization of intangible assets	(6,055)

Net Income Attributable to Apollo Global Management, LLC	$98,043

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2012:

	For the Three Months Ended March 31, 2012
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$25,880	$—	$25,880	$1,356	$—	$1,356
Management fees from affiliates	66,997	—	66,997	52,671	—	52,671
Carried interest income from affiliates:
Unrealized gains(1)	—	325,972	325,972	—	148,254	148,254
Realized gains	—	122,070	122,070	9,600	26,008	35,608

Total Revenues	92,877	448,042	540,919	63,627	174,262	237,889
Compensation and benefits(2)	38,560	204,283	242,843	35,753	43,318	79,071
Other expenses(2)	20,791	—	20,791	25,917	—	25,917

Total Expenses	59,351	204,283	263,634	61,670	43,318	104,988

Other Income	3,271	30,606	33,877	2,945	21,184	24,129
Non-Controlling Interests	—	—	—	(1,409)	—	(1,409)

Economic Net Income	$36,797	$274,365	$311,162	$3,493	$152,128	$155,621

(1)	Included in unrealized carried interest income from affiliates is reversal of $34.1 and $18.1 million of the general partner obligation to return previously distributed carried interest income or fees with respect to Fund VI and SOMA for the three months ended March 31, 2012, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of March 31, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended March 31, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Management fees from affiliates	$10,365	$—	$10,365
Carried interest income from affiliates:
Realized gains	—	1,677	1,677

Total Revenues	10,365	1,677	12,042
Compensation and benefits(1)	9,691	1,458	11,149
Other expenses(1)	6,745	—	6,745

Total Expenses	16,436	1,458	17,894
Other Income	877	179	1,056

Economic Net (Loss) Income	$(5,194)	$398	$(4,796)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	As of and for the Three Months Ended March 31, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$15,097	$4,319	$—	$19,416
Management fees from affiliates	65,516	43,378	9,256	118,150
Carried interest loss from affiliates	441,695	117,081	—	558,776

Total Revenues	522,308	164,778	9,256	696,342
Expenses	260,638	89,150	17,502	367,290
Other Income	20,915	29,651	659	51,225
Non-Controlling Interests	—	(3,638)	—	(3,638)

Economic Net Income (Loss)	$282,585	$101,641	$(7,587)	$376,639

Total Assets	$2,664,992	$1,248,456	$55,662	$3,969,110

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements for the three months ended March 31, 2011:

	As of and for the Three Months Ended March 31, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$696,342		$—		$696,342
Expenses	367,290		274,291	(1)	641,581
Other income	51,225		153,939	(2)	205,164
Non-Controlling Interests	(3,638)		(209,311)		(212,949)

Economic Net Income	$376,639	(3)	N/A		N/A

Total Assets	$3,969,110		$2,545,929	(5)	$6,515,039

(1)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising amortization of AOG Units, and amortization of intangible assets.
(2)	Results from the following:

For the Three Months Ended March 31, 2011
Net gains from investment activities	$140,100
Net gains from investment activities of consolidated variable interest entities	17,088
Loss from equity method investments	(3,249)

Total Consolidation Adjustments	$153,939

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(3)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended March 31, 2011
Economic Net Income	$376,639
Income tax provision	(8,820)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(55,998)
Non-cash charges related to equity-based compensation(4)	(270,413)
Amortization of intangible assets	(3,252)

Net Income Attributable to Apollo Global Management, LLC	$38,156

(4)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to the condensed consolidated financial statements.
(5)	Represents the addition of assets of consolidated funds and consolidated VIEs.

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2011:

	For the Three Months Ended March 31, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$15,097	$—	$15,097	$4,319	$—	$4,319
Management fees from affiliates	65,516	—	65,516	43,378	—	43,378
Carried interest income from affiliates:
Unrealized gains	—	323,130	323,130	—	88,254	88,254
Realized gains	—	118,565	118,565	12,540	16,287	28,827

Total Revenues	80,613	441,695	522,308	60,237	104,541	164,778
Compensation and benefits(1)	44,964	192,147	237,111	28,037	35,097	63,134
Other expenses(1)	23,527	—	23,527	26,016	—	26,016

Total Expenses	68,491	192,147	260,638	54,053	35,097	89,150

Other Income	5,124	15,791	20,915	2,675	26,976	29,651

Non-Controlling Interest	—	—	—	(3,638)	—	(3,638)

Economic Net Income	$17,246	$265,339	$282,585	$5,221	$96,420	$101,641

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Management fees from affiliates	$9,256	$—	$9,256

Total Revenues	9,256	—	9,256
Compensation and benefits(1)	12,262	—	12,262
Other expenses(1)	5,240	—	5,240

Total Expenses	17,502	—	17,502

Other Income	522	137	659

Economic Net (Loss) Income	$(7,724)	$137	$(7,587)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

15. SUBSEQUENT EVENTS

On December 16, 2011, Apollo announced that it agreed to merge Stone Tower Capital LLC and its related management companies, a leading alternative credit manager with approximately $18.7 billion of assets under management, into Apollo’s capital markets business. The transaction closed on April 2, 2012.

On April 3, 2012 the Company issued 150,000 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On May 8, 2012, the Company declared a cash distribution of $0.25 per Class A share, which will be paid on May 30, 2012 to holders of record on May 21, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit-oriented capital markets and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise and invest funds and managed accounts on behalf of some of the world’s most prominent pension and endowment funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 553 employees, including 204 investment professionals, as of March 31, 2012. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Houston, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai.

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

In addition, the growth in our fee-generating AUM during the last year has primarily been in our capital markets segment. The average management fee rate for these new capital markets products is at market rates for such products and in certain cases is below our historical rates. Also, due to the complexity of these new product offerings, the Company has incurred and will continue to incur additional costs associated with managing these products. To date, these additional costs have been offset by realized economies of scale and ongoing cost management.

As of March 31, 2012, we had total AUM of $86.1 billion across all of our businesses. Our latest private equity buyout fund, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2012 Fund VII had $5.4 billion of uncalled commitments, or “dry powder”, remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through March 31, 2012. A number of our capital markets funds have also performed well since their inception through March 31, 2012.

As of March 31, 2012, approximately 93% of our total AUM was in funds with a contractual life at inception of seven years or more, and 9% of our total AUM was in permanent capital vehicles with unlimited duration.

Business Environment

Although global capital markets have experienced significant improvement from historically low levels, during the first quarter of 2012, the economic environment continued to be characterized by uncertainty and volatility as investors seek further indications regarding the sustainability of the recent market recovery. Following weak performance in 2011, global capital markets have improved meaningfully. However, the current environment continues to be characterized by uncertainty particularly relating to the economic health of certain parts of Europe. The S&P 500 rose approximately 13% during the first quarter of 2012, while the VIX (a measure of equity market volatility) dropped approximately 34% during the same period. The credit markets in which Apollo is most active generally improved and financing activity increased from the prior quarter. In December 2011 the European Central Bank began providing massive amounts of liquidity to European banks, which appears to have alleviated market concerns of a near term European market breakdown and possible contagion. Longer term, however, serious financial and liquidity problems remain in Europe and elsewhere in the world. During the particularly volatile and uncertain economic environment, which we believe began in the third quarter of 2007, we have been relying on our deep industry, credit and financial structuring experience, coupled with our strengths as value-oriented, distressed investors, to deploy a significant amount of new capital. As examples of this, from the beginning of the third quarter of 2007 and through March 31, 2012, we have deployed approximately $29.5 billion of gross invested capital across our private equity and certain capital markets funds, focused on control, distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through March 31, 2012, the funds managed by Apollo have acquired approximately $17.2 billion in face value of distressed debt at discounts to par value and purchased approximately $39.4 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased many of these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.

In addition to deploying capital in new investments, we have been depending on our over 20 years of experience to enhance value in the current investment portfolio of the funds to which we serve as an investment manager. We have been relying on our restructuring and capital markets experience to work proactively with our funds’ portfolio company management teams to generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value. For example, as of March 31, 2012, Fund VI and its underlying portfolio companies purchased or retired approximately $19.4 billion in face value of debt and captured approximately $9.6 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. In certain situations, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions. Additionally, the portfolio companies of Fund VI have implemented approximately $3.1 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through March 31, 2012, which we believe will positively impact their operating profitability.

Regardless of the market or economic environment at any given time, we rely on our contrarian, value-oriented approach to consistently invest capital on behalf of our investors throughout economic cycles by focusing on opportunities that we believe are often overlooked by other investors. We believe that our expertise in capital markets, focus on nine core industry sectors and investment experience allow us to respond quickly to changing environments. For example, in our private equity business, our private equity funds have had success investing in buyouts and credit opportunities during both expansionary and recessionary economic periods. During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary period, our private equity funds have invested $25.2 billion, of which $16.4 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value.

Managing Business Performance

We believe that the presentation of Economic Net Income (Loss) supplements a reader’s understanding of the economic operating performance of each segment.

Economic Net Income (Loss)

ENI is a measure of profitability and does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of Apollo Operating Group units (“AOG Units”), (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to equity-based compensation awarded in connection with our 2007 Reorganization provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.

During the fourth quarter of 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, capital markets and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, a reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the three months ended March 31, 2011:

	Impact of Modification on ENI
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
For the three months ended March 31, 2011	$(4,816)	$(6,549)	$(2,215)	$(13,580)

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

•	Decisions relating to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires.

•	Decisions relating to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses.

•

Decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in such funds and those of the Company’s shareholders by providing such individuals a profit sharing interest in the carried interest income earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on the Company’s performance and growth for the year.

ENI does not take into account certain items included when calculating net income under U.S. GAAP and as such, we do not rely solely on ENI as a performance measure and also consider our U.S. GAAP results. The following items, which are significant to our business, are excluded when calculating ENI:

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

The following summarizes the adjustments to ENI that reconcile ENI to the net income (loss) attributable to Apollo determined in accordance with U.S. GAAP:

•

Inclusion of the impact of RSUs granted in connection with the 2007 private placement and non-cash equity-based compensation expense relating to the amortization of AOG Units. Management assesses our performance based on management fees, advisory and transaction fees, and carried interest income generated by the business and excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units because these non-cash charges are not viewed as part of our core operations.

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

•

Carried interest income, management fees and other revenues from Apollo funds are reflected on an unconsolidated basis. As such, ENI excludes the Non-Controlling Interests in consolidated funds, which remain consolidated in our condensed consolidated financial statements. Management views the business as an alternative investment management firm and therefore assesses performance using the combined total of carried interest income and management fees from each of our funds. One exception is the Non-Controlling Interest related to certain individuals who receive an allocation of income from certain of our capital markets management companies, which is deducted from ENI to better reflect the performance attributable to shareholders.

ENI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use ENI as a measure of operating performance, not as a measure of liquidity. ENI should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. The use of ENI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using ENI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of ENI to our U.S. GAAP net income (loss) attributable to Apollo can be found in the notes to our condensed consolidated financial statements.

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

The table below displays fee-generating and non-fee generating AUM by segment as of March 31, 2012 and 2011 and December 31, 2011. The changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of March 31,			As of December 31,
	2012		2011	2011
			(in millions)
Total Assets Under Management	$86,126	(1)	$69,959	$75,222
Fee-generating	59,571		48,269	58,121
Non-fee generating	26,555	(1)	21,690	17,101
Private Equity	38,398		39,578	35,384
Fee-generating	27,653		27,804	28,031
Non-fee generating	10,745		11,774	7,353
Capital Markets	36,465		23,834	31,867
Fee-generating	28,207		17,660	26,553
Non-fee generating	8,258		6,174	5,314
Real Estate	8,263		6,547	7,971
Fee-generating	3,711		2,805	3,537
Non-fee generating	4,552		3,742	4,434

(1)	Includes $3.0 billion of commitments from a strategic investment account that have yet to be deployed to an Apollo fund within our three segments.

During the three months ended March 31, 2012, our total fee-generating AUM increased primarily due to increases in subscriptions and other inflows across our three segments. The fee-generating AUM of our capital markets funds increased during the three months ended March 31, 2012 primarily due to additional inflows by Athene, as well as increased subscriptions and leverage. The fee-generating AUM of our real estate segment increased due to additional subscriptions and net segment transfers from other segments as well as increased income partially offset by distributions. The fee-generating AUM of our private equity funds decreased primarily due to leverage and distributions, partially offset by income and subscriptions.

When the fair value of an investment exceeds invested capital, we are normally entitled to carried interest income on the difference between the fair value once realized and invested capital after also considering certain expenses and preferred return amounts, as specified in the respective partnership agreements; however, we generally do not earn management fees on such excess. As a result of the growth in both the size and number of funds that we manage, we have experienced an increase in our management fees and advisory and transaction fees. To support this growth, we have also experienced an increase in operating expenses, resulting from hiring additional personnel, opening new offices to expand our geographical reach and incurring additional professional fees.

With respect to our private equity funds and certain of our capital markets and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to carried interest on the realized gains on the disposition of investments. Certain funds may have current fair values below invested capital, however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders equity as defined in the respective management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of March 31, 2012, our total fee-generating AUM was comprised of approximately 89% of assets that earned management fees and the remaining balance of assets earned monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of March 31, 2012 and 2011 are presented below:

	As of March 31, 2012
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,857		$3,000		$260		$18,117
Fee-generating AUM based on invested capital	8,644		2,902		1,857		13,403
Fee-generating AUM based on gross/adjusted assets	972		17,059		1,364	(4)	19,395
Fee-generating AUM based on leverage(1)	3,180		3,156		—		6,336
Fee-generating AUM based on NAV	—		2,090		230		2,320

Total Fee-Generating AUM	$27,653	(2)	$28,207	(3)	$3,711		$59,571

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2012 was 62 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

	As of March 31, 2011
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$2,029		$262		$16,580
Fee-generating AUM based on invested capital	8,565		2,961		1,765		13,291
Fee-generating AUM based on gross/adjusted assets	1,239		6,459		—		7,698
Fee-generating AUM based on leverage(1)	3,711		3,553		—		7,264
Fee-generating AUM based on NAV	—		2,658		778	(4)	3,436

Total Fee-Generating AUM	$27,804	(2)	$17,660	(3)	$2,805		$48,269

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2011 is 68 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our private equity segment by strategy:

	Total AUM			Fee Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Traditional Private Equity Funds	$36,610	$38,015	$33,671	$26,036	$26,461	$26,425
ANRP	574	—	561	569	—	559
AAA	1,214	1,563	1,152	1,048	1,343	1,047

Total	$38,398	$39,578	$35,384	$27,653	$27,804	$28,031

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our capital markets segment by strategy:

	Total AUM			Fee Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Distressed and Event-Driven Hedge Funds	$2,057	$2,657	$1,867	$1,970	$2,504	$1,783
Mezzanine Funds	4,142	4,930	3,904	3,217	3,890	3,229
Senior Credit Funds	17,011	11,838	15,405	11,963	7,530	11,931
Non-Performing Loan Fund	2,682	2,070	1,935	1,684	1,787	1,636
Other(1)	10,573	2,339	8,756	9,373	1,949	7,974

Total	$36,465	$23,834	$31,867	$28,207	$17,660	$26,553

(1)	Includes strategic investment accounts and investments held through Athene.

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our real estate segment by strategy:

	Total AUM			Fee Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Fixed Income	$4,049	$2,810	$4,042	$1,506	$545	$1,411
Equity	4,214	3,737	3,929	2,205	2,260	2,126

Total	$8,263	$6,547	$7,971	$3,711	$2,805	$3,537

The following tables summarize changes in total AUM and total AUM for each of our segments for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011(1)
	(in millions)
Change in Total AUM:
Beginning of Period	$75,222	$67,551
Income	4,456	2,698
Subscriptions/Capital raised	4,342 (2)	805
Other inflows/Acquisitions	1,382	—
Distributions	(313)	(1,590)
Redemptions	(100)	(109)
Leverage	1,137	604

End of Period	$86,126 (2)	$69,959

Change in Private Equity AUM:
Beginning of Period	$35,384	$38,799
Income	3,231	1,833
Subscriptions/Capital raised	10	—
Distributions	(60)	(1,212)
Net segment transfers	(2)	134
Leverage	(165)	24

End of Period	$38,398	$39,578

Change in Capital Markets AUM:
Beginning of Period	$31,867	$22,283
Income	1,051	875
Subscriptions/Capital raised	1,027	805
Other inflows/Acquisitions	1,382	—
Distributions	(82)	(375)
Redemptions	(100)	(109)
Net segment transfers	(88)	(234)
Leverage	1,408	589

End of Period	$36,465	$23,834

Change in Real Estate AUM:
Beginning of Period	$7,971	$6,469
Income (loss)	174	(10)
Subscriptions/Capital raised	305	—
Distributions	(171)	(3)
Net segment transfers	90	100
Leverage	(106)	(9)

End of Period	$8,263	$6,547

(1)	Reclassified to conform to current period’s presentation.
(2)	Includes $3.0 billion of commitments from a strategic investment account that have yet to be deployed to an Apollo fund within our three segments.

The following table summarizes changes in total fee-generating AUM and fee-generating AUM for each of our segments for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$58,121	$47,037
(Loss) income	401	575
Subscriptions/Capital raised	414	667
Other inflows/Acquisitions	1,381	—
Distributions	(185)	(315)
Redemptions	(96)	(106)
Net movements between Fee Generating and Non-Fee Generating	(4)	100
Leverage	(461)	311

End of Period	$59,571	$48,269

Change in Private Equity Fee-Generating AUM:
Beginning of Period	$28,031	$27,874
Income	76	28
Subscriptions/Capital raised	10	—
Distributions	(53)	(177)
Net segment transfers	—	34
Net movements between Fee Generating and Non-Fee Generating	9	—
Leverage	(420)	45

End of Period	$27,653	$27,804

Change in Capital Markets Fee-Generating AUM:
Beginning of Period	$26,553	$16,484
(Loss) income	256	581
Subscriptions/Capital raised	303	599
Other inflows/Acquisitions	1,381	—
Distributions	(70)	(130)
Redemptions	(96)	(106)
Net segment transfers	(88)	(34)
Net movements between Fee Generating and Non-Fee Generating	9	—
Leverage	(41)	266

End of Period	$28,207	$17,660

Change in Real Estate Fee-Generating AUM:
Beginning of Period	$3,537	$2,679
Income (loss)	69	(34)
Subscriptions/Capital raised	101	68
Distributions	(62)	(8)
Net segment transfers	88	—
Net movements between Fee Generating and Non-Fee Generating	(22)	100

End of Period	$3,711	$2,805

Private Equity

During the three months ended March 31, 2012, the AUM in our private equity segment increased by $3.0 billion, or 8.5%. This increase was a result of $3.2 billion of income that was primarily attributable to improved unrealized gains in our private equity funds including $1.6 billion in Fund VI and $1.4 billion in Fund VII. Offsetting this increase was $0.2 billion of decreased leverage, including $0.1 billion in Fund VI. See “—Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, capital markets and real estate segments had on our revenues by segment.

During the three months ended March 31, 2011, the AUM in our private equity segment increased by $0.8 billion, or 2.0%. This increase was a result of $1.8 billion of income that was primarily attributable to improved unrealized gains in our private equity funds including $1.0 billion in Fund VI and $0.6 billion in Fund VII. Offsetting this increase was $1.2 billion of distributions, including $0.4 billion in Fund VI and $0.6 billion in Fund VII.

Capital Markets

During the three months ended March 31, 2012, AUM in our capital markets segment increased by $4.6 billion, or 14.4%. This increase was a result of $1.4 billion related to other inflows from Athene, $1.1 billion of income that was primarily attributable to improved unrealized gains across most of our capital markets funds, and additional subscriptions of $1.0 billion, primarily comprised of additional capital raised in connection with three recently formed funds. Apollo Centre Street Partnership, L.P. (“ACSP”) raised $0.6 billion, Financial Credit Investment I, L.P. (“FCI”) raised $0.2 billion and Apollo European Principal Finance Fund II, L.P. (“EPF II”) raised $0.2 billion during the three months ended March 31, 2012. The increase was also impacted by an additional $1.4 billion of leverage from a number of our capital markets funds. These increases were offset by a $0.1 billion decrease in AUM that was impacted by distributions, net segment transfers out of $0.1 billion and redemptions of $0.1 billion.

During the three months ended March 31, 2011, AUM in our capital markets segment increased by $1.6 billion, or 7.0%. This increase was a result of $0.9 billion of income that was primarily attributable to improved unrealized gains in our capital markets funds, and additional subscriptions of $0.8 billion, primarily comprised of additional capital raised in connection with two recently formed funds. FCI raised $0.2 billion and Apollo Senior Floating Rate Fund Inc. (“AFT”) raised $0.3 billion. The increase was also impacted by an additional $0.6 billion of leverage from a number of our capital markets funds. These increases were offset by a $0.4 billion decrease in AUM that was impacted by distributions from EPF, ACLF, COF II and VIF.

Real Estate

During the three months ended March 31, 2012, AUM in our real estate segment increased by $0.3 billion, or 3.7%, which was primarily the result of $0.2 billion of income that was primarily attributable to improved unrealized gains across most of our real estate funds and $0.3 billion of additional subscriptions. These increases were offset by a $0.2 billion decrease in AUM that was impacted by distributions from various real estate funds.

During the three months ended March 31, 2011, AUM in our real estate segment increased by $0.1 billion, or 1.2%, which was primarily the result of $0.1 billion of net segment transfers.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Private equity dollars invested	$984	$802

The following table summarizes the uncalled private equity commitments as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011
	(in millions)
Uncalled private equity commitments	$7,396	$8,204	$10,162

The Historical Investment Performance of Our Funds

Below we present information relating to the historical performance of our funds, including certain legacy Apollo funds that do not have a meaningful amount of unrealized investments, and in respect of which the general partner interest has not been contributed to us.

When considering the data presented below, you should note that the historical results of our funds are not indicative of the future results that you should expect from such funds, from any future funds we may raise or from your investment in our Class A shares. An investment in our Class A shares is not an investment in any of the Apollo funds, and the assets and revenues of our funds are not directly available to us. As a result of the deconsolidation of most of our funds, we have not consolidated those funds in our financial statements for periods after either August 1, 2007 or November 30, 2007. The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A shares. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in our Class A shares. However, poor performance of the funds that we manage would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and in all likelihood the value of our Class A shares. There can be no assurance that any Apollo fund will continue to achieve the same results in the future.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2012, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2012. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012. The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.”

Investment Record

Private Equity

The following table summarizes the investment record of certain of our private equity fund portfolios. All amounts are as of March 31, 2012, unless otherwise noted:

	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	As of March 31, 2012				As of December 31, 2011
							Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
ANRP(2)	2012	$583	$83	$—	$80	$80	NM	(2)	NM	(2)	N/A		N/A
Fund VII	2008	14,676	11,607	5,854	12,115	17,969	35%		25%		31%		22%
Fund VI	2006	10,136	11,767	4,856	10,772	15,628	10		9		6		5
Fund V	2001	3,742	5,192	11,155	1,508	12,663	61		44		61		44
Fund IV	1998	3,600	3,481	6,693	142	6,835	12		9		12		9
Fund III	1995	1,500	1,499	2,654	64	2,718	18		12		18		12
Fund I, II & MIA(3)	1990/92	2,220	3,773	7,924	—	7,924	47		37		47		37

Total		$36,457	$37,402	$39,136	$24,681	$63,817	39	%(4)	26	%(4)	39	%(4)	25	%(4)

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	Apollo Natural Resources Partners, L.P. (“ANRP”) commenced investing capital less than 24 months prior to the period indicated. Given the limited investment period and overall longer investment period for private equity funds, the return information was deemed not meaningful.
(3)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time.
(4)	Total IRR is calculated based on total cash flows for all funds presented.

Capital Markets

The following table summarizes the investment record for certain funds with a defined maturity date and internal rate of return since inception, which is computed for the purposes of this table based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of March 31, 2012, unless otherwise noted:

								As of March 31, 2012				As of December 31, 2011
	Strategy	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
FCI(2)	Other	2012	$558.8	$268.3	$10.3	$263.5	$273.8	NM	(3)	NM	(3)	NM	(3)	NM	(3)
AESI(2)(4)	Senior Credit Fund	2011	474.3	150.0	32.8	157.6	190.4	NM	(3)	NM	(3)	NM	(3)	NM	(3)
AEC(2)	Senior Credit Fund	2011	243.9	72.8	9.2	128.0	137.2	NM	(3)	NM	(3)	NM	(3)	NM	(3)
AIE II(4)	Mezzanine Fund	2008	275.5	778.6	763.9	355.9	1,119.8	19.5%		15.5%		18.2%		14.2%
COF I	Senior Credit Fund	2008	1,484.9	1,611.3	1,033.0	2,406.6	3,439.6	39.3		35.3		25.0		22.4
COF II	Senior Credit Fund	2008	1,583.0	2,176.4	1,223.6	1,611.8	2,835.4	13.1		10.9		10.3		8.5
EPF I(4)	Non-Performing Loan	2007	1,727.9	1,451.9	1,055.6	844.4	1,900.0	15.9		8.6		16.6		8.8
ACLF	Senior Credit Fund	2007	984.0	1,448.5	1,080.9	738.1	1,819.0	11.5		10.7		10.1		9.2
Artus	Senior Credit Fund	2007	106.6	190.1	36.1	176.3	212.4	4.7		4.5		3.6		3.4

Totals			$7,438.9	$8,147.9	$5,245.4	$6,682.2	$11,927.6

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	FCI, Apollo European Strategic Investment, L.P. (“AESI”) and Apollo European Credit Master Fund, L.P. (“AEC”) were established during 2011. FCI had its final capital raise in the first quarter of 2012, establishing its vintage year.
(3)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(4)	Fund is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.33 as of March 31, 2012.

The following table summarizes the investment record for certain funds with no maturity date, except AIE I which is winding down and is therefore expected to have a finite life. All amounts are as of March 31, 2012, unless otherwise noted:

					Net Return
	Strategy	Vintage Year	Current Net Asset Value as of March 31, 2012		Since Inception to March 31, 2012		For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011	Since Inception to December 31, 2011		For the Year Ended December 31, 2011
			(in millions)
ACSP(1)(2)	Senior Credit Fund	2012	$82.0		NM	(1)	NM	(1)	N/A	NM	(1)	NM (1)
AMTG(1)(3)	Senior Credit Fund	2011	216.7		NM	(1)	NM	(1)	N/A	NM	(1)	NM (1)
AFT(1)(4)	Senior Credit Fund	2011	284.5		NM	(1)	NM	(1)	N/A	NM	(1)	NM (1)
AAOF	Distressed and Event Driven	2007	217.6		9.5%		2.0%		(1.0)%	7.4%		(7.3)%
SOMA(5)	Distressed and Event Driven	2007	1,085.8		40.7		11.8		6.5	25.9		(10.5)
AIE I(6)	Mezzanine Fund	2006	40.7		(48.2)		3.6		11.6	(50.0)		(4.4)
AINV(7)	Mezzanine Fund	2004	1,607.4	(7)	N/A		N/A		6.0	34.1		(5.1)
Value Funds(8)	Distressed and Event Driven	2003/2006	861.1		67.3		11.6		5.5	50.0		(9.6)

Totals			$4,395.8

(1)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(2)	ACSP is a strategic investment account with $600 million of committed capital.
(3)	In July 2011, Apollo Residential Mortgage, Inc. (“AMTG”) completed its initial public offering raising approximately $203.0 million in net proceeds.
(4)	The Apollo Senior Floating Rate Fund Inc. (“AFT”) completed its initial public offering during the first quarter of 2011.
(5)	SOMA returns for primary mandate, which follows similar strategies as the Value Funds and excludes SOMA’s investments in other Apollo funds.
(6)	Fund is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.33 as of March 31, 2012.
(7)	Net return for AINV represents NAV return including reinvested dividends. Net asset value and returns are as of December 31, 2011.
(8)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds (“SVF”) and Apollo Value Investment Master Fund, L.P., with its feeder funds (“VIF”).

Real Estate

The following table summarizes the investment record for certain funds with a defined maturity date and internal rate of return since inception, which for the purposes of this table is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of March 31, 2012, unless otherwise noted.

												As of March 31, 2012				As of December 31, 2011
	Vintage Year	Raised Capital	Current Net Asset Value	Total Invested Capital		Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
AGRE U.S. Real Estate Fund, L.P(2)(3)	2012	$456.9	$84.0	$99.8		$—		$99.4		$99.4		NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE Debt Fund I, LP(2)	2011	155.5	155.8	155.0		—		155.0		155.0		NM	(2)	NM	(2)	NM	(2)	NM	(2)
2011 A4 Fund, L.P.(2)	2011	234.7	239.1	930.8		—		931.1		931.1		NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE CMBS Fund, L.P.	2009	418.8	224.3	1,572.9		—		1,088.6		1,088.6		N/A		N/A		N/A		N/A
CPI Capital Partners North America(4)	2006	600.0	139.0	451.4		220.9		127.1		348.0		N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)
CPI Capital Partners Asia Pacific(4)	2006	1,291.6	637.0	1,098.6		759.1		581.4		1,340.5		N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)
CPI Capital Partners Europe(4)(5)	2006	1,550.4	446.9	952.3		54.4		432.3		486.7		N/A	(4)	N/A	(4)	N/A	(4)	N/A	(4)
CPI Other	Various	3,918.9	1,299.2	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)

Totals		$8,626.8	$3,225.3	$5,260.8		$1,034.4		$3,414.9		$4,449.3

(1)	Figures include estimated fair value of unrealized investments.
(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(3)	AGRE U.S. Real Estate Fund, L.P., a newly formed closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011 and June 2011 for a total of $134.9 million in base capital commitments and $250 million in additional capital commitments. Additionally, there was $72.0 million of co-invest commitments raised for an investment in the first quarter of 2012, which is included in the figures in the table above.
(4)	As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The net IRRs from the inception of the respective fund to March 31, 2012 were (10.3)%, 3.7% and (16.3)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.
(5)	CPI Capital Partners Europe is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.33 as of March 31, 2012.

(6)	CPI Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Return and certain other performance data is therefore not considered meaningful as we perform primarily an administrative role.

Apollo also manages Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI), which as of March 31, 2012 had total raised capital and total stockholders’ equity of $355.3 million and $338.4 million, respectively.

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

The following table provides a summary of the cost and fair value of our funds’ investments by segment:

	As of March 31, 2012		As of December 31, 2011		As of March 31, 2011
	(in millions)
Private Equity(1):
Cost	$16,623		$15,956		$14,228
Fair Value	24,617		20,700		23,819

Capital Markets:
Cost	12,144	(2)	10,917		9,658
Fair Value	12,901	(2)	11,696		11,693

Real Estate:
Cost	4,508	(3)	4,791	(3)	4,009	(3)
Fair Value	4,095	(3)	4,344	(3)	3,405	(3)

(1)	Includes the cost and fair values of our private equity investments which represent the current invested capital and unrealized values, respectively, in ANRP, Fund VII, Fund VI, Fund V and Fund IV.
(2)	Includes AINV amounts as of December 31, 2011.
(3)	Includes CPI Funds with investment cost and fair value of $1.6 billion and $1.1 billion as of March 31, 2012, $1.5 billion and $1.1 billion as of December 31, 2011 and $1.7 billion and $1.1 billion as of March 31, 2011.

Overview of Results of Operations

Revenues

Advisory and Transaction Fees from Affiliates. As a result of providing advisory services with respect to actual and potential private equity and capital markets investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain capital markets funds. In addition, monitoring fees are generated on certain special purpose vehicle investments. Under the terms of the limited partnership agreements for certain of our private equity and capital markets funds, the advisory and transaction fees earned are subject to a reduction of a percentage of such advisory and transaction fees (the “Management Fee Offsets”).

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

As of March 31, 2012, approximately 69% of the fair value of our fund investments was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 31% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, capital markets and real estate segments, the percentage determined using market-based valuation methods as of March 31, 2012 was 64%, 82% and 40%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012. Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

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

The table below presents an analysis of our (i) carried interest receivable as of March 31, 2012 and (ii) realized and unrealized carried interest (loss) income for the three months ended March 31, 2012:

	As of March 31, 2012		For the Three Months Ended March 31, 2012
	Carried Interest Receivable		Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income		Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$781.1		$287.9		$24.6		$312.5
Fund VI	89.5		34.1	(2)	89.5		123.6
Fund V	136.6		11.6		—		11.6
Fund IV	18.3		0.4		—		0.4
AAA	14.1		(8.0)		8.0		—

Total Private Equity Funds	1,039.6		326.0		122.1		448.1

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	26.4		31.8		—		31.8
Mezzanine Funds (AIE II, AINV)	11.5		5.7		9.6		15.3
Non-Performing Loan Fund (EPF)	49.0		(3.7)		—		(3.7)
Senior Credit Funds (COF I/COF II, ACLF, AEC, AESI, CLOs)	237.1		110.4	(3)	23.8	(3)	134.2	(3)
Other	6.2		4.1		2.2		6.3

Total Capital Markets Funds	330.2		148.3		35.6		183.9

Real Estate Funds:
CPI Other	—		—		1.7		1.7

Total Real Estate Funds	—		—		1.7		1.7

Total	$1,369.8	(1)	$474.3		$159.4		$633.7

(1)	There was a corresponding profit sharing payable of $568.8 million as of March 31, 2012 that results in a net carried interest receivable amount of $801.0 million as of March 31, 2012.
(2)	See the table below summarizing the fair value gains on investments and income needed to generate carried interest for funds and the related general partner obligation to return previously distributed carried interest income.
(3)	Includes $11.2 million of unrealized and $0.1 million of realized carried interest income generated from consolidated CLOs which is eliminated in consolidation.

As of March 31, 2012, the general partners of Fund IV, Fund V, Fund VII, AAA, the Value Funds, AIE II, COF I, COF II, AEC, ACLF, SOMA, EPF and certain CLOs were accruing carried interest income because the fair value of the investments of certain investors in these funds is in excess of the investors’ cost basis and allocable share of expenses. As of March 31, 2012, Fund VII, Fund V and Fund IV were each above their hurdle rate of 8% and generating carried interest income. The investment manager of AINV accrues carried interest as it is realized. Additionally, COF I, COF II, ACLF, SOMA, AIE II and EPF were each above their hurdle rates of 8.0%, 7.5%, 10.0%, 7.0%, 7.5% and 8.0%, respectively, and generating carried interest income.

The general partners of certain of our distressed and event-driven hedge funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. All of our distressed and event-driven hedge funds have investors with various high water marks and are subject to market conditions and investment performance. As of March 31, 2012, approximately 27% of the limited partners’ capital in the Value Funds was generating carried interest income.

Carried interest income from our private equity funds and certain capital markets and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. General partner obligations relating to such contingent repayment, if applicable, are disclosed by fund in the table below and are included in Due to Affiliates on the condensed consolidated statements of financial condition. As of March 31, 2012, there were no such general partner obligations related to our real estate funds. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception through March 31, 2012:

	Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized	Total Undistributed and Distributed by Fund and Recognized(1)	General Partner Obligation as of March 31, 2012(1)	Maximum Carried Interest Income Subject to Potential Reversal(2)
	(in millions)
Private Equity Funds:
Fund VII	$781.1	$324.2	$1,105.3	$—	$970.3
Fund VI	89.5	124.6	214.1	41.2	88.2
Fund V	136.6	1,277.6	1,414.2	—	258.5
Fund IV	18.3	592.5	610.8	—	67.4
AAA	14.1	14.1	28.2	—	14.1

Total Private Equity Funds	1,039.6	2,333.0	3,372.6	41.2	1,398.5

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	26.4	139.3	165.7	—	44.2
Mezzanine Funds (AIE II)(3)	2.1	24.8	26.9	—	26.9
Non-Performing Loan Fund (EPF)	49.0	—	49.0	—	49.0
Senior Credit Funds (ACLF, COF I/COF II, CLOs, AEC, AESI)	237.1	118.7	355.8	—	367.3
Other	6.2	—	6.2	—	4.1

Total Capital Markets Funds	320.8	282.8	603.6	—	491.5

Total	$1,360.4	$2,615.8	$3,976.2	$41.2	$1,890.0

(1)	Amounts were computed based on the fair value of fund investments on March 31, 2012. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income or fees at March 31, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on March 31, 2012. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for Fund IV which is gross of taxes.
(3)	Mezzanine Funds amounts exclude (i) AINV, as carried interest from this fund is not subject to contingent repayment by the general partner and (ii) AIE I, as this fund is winding down.

The following table summarizes the fair value gains on investments and income needed to generate carried interest for funds with a general partner and has a general partner obligation based on the current fair value of the underlying funds’ investments as of March 31, 2012:

Fund	General Partner Obligation(1)	Fair Value of Investments as of March 31, 2012	Fair Value Gain on Investments and Income to Reverse General Partner Obligation
	(in millions)
Fund VI	$41.2	$10,771.8	$85.2	(2)

(1)	Based upon a hypothetical liquidation of Fund VI as of March 31, 2012, Apollo has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to the fund. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	The fair value gain on investments and income to reverse the general partner obligation is based on the life-to-date activity of the entire fund and assumes a hypothetical liquidation of the fund as of March 31, 2012.

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

Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. Refer to note 1 of the condensed consolidated financial statements for further discussion of the 2007 Reorganization. As a result, prior to the Reorganization, the condensed consolidated financial statements did not reflect compensation expense for services rendered by these individuals. Subsequent to the 2007 Reorganization, our Managing Partners were considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with AOG Units described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the Reorganization, as discussed in note 1 to our condensed consolidated financial statements.

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

Salary expense for services rendered by our Managing Partners is limited to $100,000 per year for a five-year period that commenced in July 2007 and may likely increase subsequent to September 2012. Additionally, our Managing Partners can receive other forms of compensation. In connection with the Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years and certain employees were granted RSUs that typically have a vesting period of six years. Managing Partners, Contributing Partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and capital markets segments and generally vest over three years. In addition, the Company granted share options to certain employees that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over the next two to six years. Refer to note 10 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo primarily include the 65.5% and 70.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2012 and March 31, 2011, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 98% ownership interest held by limited partners in AAA for the three months ended March 31, 2012 and 2011, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

The authoritative guidance for Non-Controlling Interests in the condensed consolidated financial statements requires reporting entities to present Non-Controlling Interests as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s condensed consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributed to the Non-Controlling Interest holders on the Company’s condensed consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the Company’s condensed consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

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

Results of Operations

Below is a discussion of our consolidated results of operations for the three months ended March 31, 2012 and 2011, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2012	2011
		(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$27,236	$19,416	$7,820	40.3%
Management fees from affiliates	127,178	118,150	9,028	7.6
Carried interest income from affiliates	622,329	558,776	63,553	11.4

Total Revenues	776,743	696,342	80,401	11.5

Expenses:
Compensation and benefits:
Equity-based compensation	148,866	283,607	(134,741)	(47.5)
Salary, bonus and benefits	65,071	72,069	(6,998)	(9.7)
Profit sharing expense	249,024	217,085	31,939	14.7
Incentive fee compensation	35	10,159	(10,124)	(99.7)

Total Compensation and Benefits	462,996	582,920	(119,924)	(20.6)
Interest expense	11,380	10,882	498	4.6
Professional fees	11,527	17,361	(5,834)	(33.6)
General, administrative and other	19,207	16,607	2,600	15.7
Placement fees	921	539	382	70.9
Occupancy	8,726	7,226	1,500	20.8
Depreciation and amortization	8,473	6,046	2,427	40.1

Total Expenses	523,230	641,581	(118,351)	(18.4)

Other Income:
Net gains from investment activities	157,708	157,929	(221)	(0.1)
Net (losses) gains from investment activities of consolidated variable interest entities	(16,201)	17,088	(33,289)	NM
Income from equity method investments	43,251	21,826	21,425	98.2
Interest income	1,614	258	1,356	NM
Other income, net	5,816	8,063	(2,247)	(27.9)

Total Other Income	192,188	205,164	(12,976)	(6.3)

Income before income tax provision	445,701	259,925	185,776	71.5
Income tax provision	(14,560)	(8,820)	(5,740)	65.1

Net Income	431,141	251,105	180,036	71.7
Net income attributable to Non-Controlling Interests	(333,098)	(212,949)	(120,149)	56.4

Net Income Attributable to Apollo Global Management, LLC	$98,043	$38,156	$59,887	157.0%

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

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $7.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was attributable to an increase in advisory and transaction fees in the private equity segment of $10.8 million, offset by a decline in the capital markets segment of $3.0 million. During the three months ended March 31, 2012, gross and net advisory fees, including directors’ fees, were $38.8 million and $15.1 million, respectively, and gross and net transaction fees were $32.7 million and $12.4 million, respectively. During the three months ended March 31, 2011, gross and net advisory fees, including directors’ fees, were $32.4 million and $12.2 million, respectively, and gross and net transaction fees were $20.2 million and $8.3 million, respectively. The net transaction and advisory fees were further offset by $0.3 million and $1.1 million in broken deal costs during the three months ended March 31, 2012 and 2011, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $9.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to an increase in management fees earned by our capital markets, private equity and real estate segments by $9.3 million, $1.5 million and $1.1 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period. Part of the increase in management fees earned from capital markets was attributable to $2.9 million of fees earned from consolidated VIEs which are included in the capital markets segment results but were eliminated in consolidation.

Carried interest income from affiliates increased by $63.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the three months ended March 31, 2012, there was $463.1 million and $159.2 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $622.3 million. During the three months ended March 31, 2011, there was $411.4 million and $147.4 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $558.8 million. The $51.7 million increase in unrealized carried interest income was driven by significant improvements in the fair value of portfolio investments held by certain of our capital markets and private equity funds, primarily by Fund VII, COF I, Fund V, COF II, and SOMA, which had increased unrealized carried interest income of $214.3 million, $35.7 million, $23.4 million, $18.1 million and $13.1 million, respectively, partially offset by Fund VI, Fund IV and EPF, which had decreased unrealized carried interest income of $141.4 million, $82.4 million and $20.7 million, respectively, during the period. Included in the change in unrealized carried interest income is the reversal of $34.1 million and $18.1 million of the general partner obligation to return previously distributed carried interest income for Fund VI and SOMA, respectively, during the three months ended March 31, 2012. The $11.8 million increase in realized carried interest income was attributable to increased dispositions along with higher interest and dividend distributions from portfolio investments held by certain of our capital markets, private equity and real estate funds, primarily by Fund VI, AAA and COF I, which had increased realized carried interest income of $70.5 million, $8.0 million and $5.7 million, respectively, partially offset by Fund VII and Fund V, which had decreased realized carried interest income of $50.1 million and $24.9 million, respectively, during the three months ended March 31, 2012 as compared to the same period in 2011.

Expenses

Compensation and benefits decreased by $119.9 million for the three ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to a reduction of equity-based compensation by $134.7 million, specifically the amortization of AOG Units decreased by $142.0 million due to the expiration of the vesting period for certain Managing Partners, partially offset by an increase in equity-based compensation relating to RSUs and share options of $7.0 million due to additional grants subsequent to March 31, 2011. In addition, incentive fee compensation decreased by $10.1 million due to the performance of certain of our capital markets funds during the period. Salary, bonus and benefits decreased by $7.0 million due to the performance based incentive arrangement discussed below. These decreases were offset by an increase in profit sharing expense of $31.9 million due to increased headcount and as a result of the favorable performance of certain of our private equity and capital markets funds during the period along with the performance based incentive arrangement discussed below.

The Company intends to, over time, seek to more directly tie compensation of its professionals to realized performance of the Company’s business, which will likely result in greater variability in compensation. As previously disclosed, in June 2011, the Company adopted a performance based incentive arrangement (the “Incentive Pool”) whereby certain partners and employees earned discretionary compensation based on carried interest realizations earned by the Company during the year, which amounts are reflected as profit sharing expense in the Company’s condensed consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the Executive Committee of the Company’s manager determines that allocations of realized carried interest income are not sufficient to compensate individuals, which may result in an increase in profit sharing expense.

Professional fees decreased by $5.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was attributable to lower external accounting, tax, audit, legal and consulting fees incurred during the three months ended March 31, 2012, as compared to the same period in 2011 when the Company incurred incremental costs related to its IPO.

General, administrative and other expenses increased by $2.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the three months ended March 31, 2012 as compared to the same period in 2011.

Occupancy expense increased by $1.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to additional expenses incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended March 31, 2012 as compared to the same period in 2011.

Depreciation and amortization expense increased by $2.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to increased depreciation expense associated with additional assets placed in service subsequent to March 31, 2011.

Other Income (Loss)

Net (losses) gains from investment activities of consolidated VIEs changed by $(33.3) million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to a decrease in net realized and unrealized gains (losses) relating to the debt held by the consolidated VIEs of $80.5 million, along with an increase in other expenses of $38.9 million during the period. These decreases were partially offset by higher net realized and unrealized gains (losses) relating to an increase in the fair values of investments held by the consolidated VIEs of $55.2 million along with higher interest and other income of $30.9 million during the three months ended March 31, 2012 as compared to the same period in 2011.

Income from equity method investments increased by $21.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I, COF II and ACLF had the most significant impact and together generated $37.4 million of income from equity method investments during the three months ended March 31, 2012 as compared to $15.9 million of income from equity method investments during the three months ended March 31, 2011, resulting in a net increase of $21.5 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the three months ended March 31, 2012 and 2011.

Other income, net decreased by $2.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and other miscellaneous income during the three months ended March 31, 2012 as compared to the same period in 2011.

Income Tax Provision

The income tax provision increased by $5.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. As discussed in note 7 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $35.7 million and $19.4 million for the three months ended March 31, 2012 and 2011, respectively, after adjusting for permanent tax differences. The $16.3 million change in income before taxes resulted in increased federal, state and local taxes of $6.4 million during the period utilizing a marginal corporate tax rate. This was partially offset by a decrease in the income tax provision of $0.7 million which primarily resulted from a decrease in the New York City Unincorporated Business Tax (“NYC UBT”), as well as taxes on foreign subsidiaries.

Non-Controlling Interests

Net (income) loss attributable to Non-Controlling Interests consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
AAA(1)	$(150,162)	$(136,225)
Consolidated VIEs(2)	30,294	(17,088)
Interest in management companies and a co-invest vehicle(3)	166	(3,638)

Net income attributable to Non-Controlling Interests in consolidated entities	(119,702)	(156,951)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(213,396)	(55,998)

Net income attributable to Non-Controlling Interests	$(333,098)	$(212,949)

(1)	Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 98% during the three months ended March 31, 2012 and 2011, respectively.
(2)	Reflects the Non-Controlling Interests in the net loss (income) of the consolidated VIEs and includes $(30.3) million and $2.8 million of (losses) gains recorded within appropriated partners’ capital related to consolidated VIEs during the three months ended March 31, 2012 and 2011, respectively.
(3)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets entities and a private equity co-invest vehicle.

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

Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$431,141	$251,105
Net income attributable to Non-Controlling Interests in consolidated entities	(119,702)	(156,951)

Net income after Non-Controlling Interests in consolidated entities	311,439	94,154
Adjustments:
Income tax provision(1)	14,560	8,820
NYC UBT and foreign tax provision(2)	(1,421)	(2,113)
Net loss (income) in non-Apollo Operating Group entities	198	(22,254)

Total adjustments	13,337	(15,547)

Net income after adjustments	324,776	78,607
Approximate ownership percentage of Apollo Operating Group(3)	65.5%	70.7%

Net income attributable to Non-Controlling Interests in Apollo Operating Group	$213,396	$55,998

(1)	Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. Federal, state and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 65.5% and 70.7% during the three months ended March 31, 2012 and 2011, respectively, to the condensed consolidated net income (loss) of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, capital markets and real estate. These segments were established based on the nature of investment activities in each fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results do not consider consolidation of funds, non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals.

In addition to providing the financial results of our three reportable business segments, we further evaluate our individual reportable segments based on what we refer to as our Management Business and Incentive Business. Our Management Business is generally characterized by the predictability of its financial metrics, including revenues and expenses. The Management Business includes management fee revenues, advisory and transaction revenues, carried interest income from certain of our mezzanine funds and expenses, each of which we believe are more stable in nature. The financial performance of our Incentive Business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The Incentive Business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.

Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three months ended March 31, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$25,880	$—	$25,880	$15,097	$—	$15,097
Management fees from affiliates	66,997	—	66,997	65,516	—	65,516
Carried interest income from affiliates:
Unrealized gains(1)	—	325,972	325,972	—	323,130	323,130
Realized gains	—	122,070	122,070	—	118,565	118,565

Total Revenues	92,877	448,042	540,919	80,613	441,695	522,308

Expenses:
Compensation and Benefits:
Equity compensation	7,767	—	7,767	7,156	—	7,156
Salary, bonus and benefits	30,793	—	30,793	37,808	—	37,808
Profit sharing expense	—	204,283	204,283	—	192,147	192,147

Total compensation and benefits	38,560	204,283	242,843	44,964	192,147	237,111
Other expenses	20,791	—	20,791	23,527	—	23,527

Total Expenses	59,351	204,283	263,634	68,491	192,147	260,638

Other Income:
Income from equity method investments	—	30,606	30,606	—	15,791	15,791
Other income, net	3,271	—	3,271	5,124	—	5,124

Total Other Income	3,271	30,606	33,877	5,124	15,791	20,915

Economic Net Income	$36,797	$274,365	$311,162	$17,246	$265,339	$282,585

(1)	Included in unrealized carried interest income from affiliates is reversal of $34.1 million of the general partner obligation to return previously distributed carried interest income for Fund VI for the three months ended March 31, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of March 31, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Three Months Ended March 31,
	2012	2011	Amount Change	Percentage Change
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$25,880	$15,097	$10,783	71.4%
Management fees from affiliates	66,997	65,516	1,481	2.3
Carried interest income from affiliates:
Unrealized gains(1)	325,972	323,130	2,842	0.9
Realized gains	122,070	118,565	3,505	3.0

Total carried interest income from affiliates	448,042	441,695	6,347	1.4

Total Revenues	540,919	522,308	18,611	3.6

Expenses:
Compensation and benefits:
Equity-based compensation	7,767	7,156	611	8.5
Salary, bonus and benefits	30,793	37,808	(7,015)	(18.6)
Profit sharing expense	204,283	192,147	12,136	6.3

Total compensation and benefits expense	242,843	237,111	5,732	2.4
Other expenses	20,791	23,527	(2,736)	(11.6)

Total Expenses	263,634	260,638	2,996	1.1

Other Income:
Income from equity method investments	30,606	15,791	14,815	93.8
Other income, net	3,271	5,124	(1,853)	(36.2)

Total Other Income	33,877	20,915	12,962	62.0

Economic Net Income	$311,162	$282,585	$28,577	10.1%

(1)	Included in unrealized carried interest income from affiliates is reversal of $34.1 million of the general partner obligation to return previously distributed carried interest income for Fund VI for the three months ended March 31, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of March 31, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $10.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to an increase in transaction services rendered during the period. Gross advisory and transaction fees, including directors’ fees, were $65.1 million and $42.5 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $22.6 million or 53.2%. The transaction fees earned during the three months ended March 31, 2012 primarily related to two portfolio investment transactions, specifically Rexnord Corporation and Taminco Group Holdings, which together generated $29.6 million and $10.7 million of gross and net transaction fees, respectively. Transaction fees earned during the three months ended March 31, 2011 primarily related to four portfolio investment transactions, specifically Brit Insurance, Alcan Engineering Products, Athlon Energy and Triton Holdings Ltd., which together generated $17.5 million and $5.6 million of gross and net transaction fees, respectively. The advisory fees earned during both periods were primarily generated by advisory and monitoring arrangements with several portfolio investments including LeverageSource, Realogy Corporation, Caesars Entertainment and Athene Holdings Ltd. and its affiliates, which generated gross and net fees of $17.3 million and $8.2 million, respectively, during the three months ended March 31, 2012 and gross and net fees of $15.8 million and $7.5 million, respectively, during the three months ended March 31, 2011. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $38.9 million and $26.3 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $12.6 million or 47.9%. The net transaction and advisory fees were further offset by $0.3 million and $1.1 million in broken deal costs during the three months ended March 31, 2012 and 2011, primarily relating to Fund VII.

Management fees from affiliates increased by $1.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to management fees of $1.8 million earned from ANRP, which began paying fees during the third quarter of 2011 based on committed capital. This increase was offset by lower management fees earned from AAA Investments, Fund V and Fund VI, which collectively contributed to a decrease in management fees earned of $0.3 million for the three months ended March 31, 2012 as compared to the same period in 2011.

Carried interest income from affiliates increased by $6.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to an increase in realized carried interest income of $3.5 million from dispositions along with higher interest and dividend income distributions from portfolio investments held during the period by Fund VI and AAA Investments of $70.5 million and $8.0 million, respectively, offset by decreases by Fund VII and Fund V of $50.1 million and $24.9 million, respectively, during the period. The remaining change relates to an increase in net unrealized carried interest income of $2.8 million driven by increases in the fair values of the underlying portfolio investments held during the period by Fund VII and Fund V of $214.3 and $23.4 million, respectively, offset by decreases in the fair values of the underlying portfolio investments held during the period and reversal of previously recognized carried interest income by Fund VI, Fund IV and AAA of $141.4 million, $82.4 million and $11.1 million, respectively. Included in the change in net unrealized carried interest income was a reversal of the general partner obligation to return previously distributed carried interest income for Fund VI of $34.1 million during the three months ended March 31, 2012.

Expenses

Compensation and benefits expense increased by $5.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily a result of a $12.1 million increase in profit sharing expense driven by an increase in carried interest income earned by certain of our funds during the period along with the new performance-based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees. Also, equity-based compensation increased by $0.6 million during the period. These increases were offset by decreased salary, bonus and benefits expense of $7.0 million due to the new performance based incentive arrangement, partially offset by increased headcount during the three months ended March 31, 2012 as compared to the same period in 2011.

Other expenses decreased by $2.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to decreased professional fees of $3.2 million due to lower external accounting, tax, audit, legal and consulting fees incurred during the period compared to 2011 when the Company incurred incremental costs related to the IPO.

Other Income

Income from equity method investments increased by $14.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was driven by increases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII which resulted in increased income from equity method investments of $13.7 million during the three months ended March 31, 2012 as compared to the same period in 2011.

Other income, net decreased by $1.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended March 31, 2012 as compared to the same period in 2011.

Capital Markets

The following tables set forth segment statement of operations information and ENI, for our capital markets segment for the three months ended March 31, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense related to the amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets
Revenues:
Advisory and transaction fees from affiliates	$1,356	$—	$1,356	$4,319	$—	$4,319
Management fees from affiliates	52,671	—	52,671	43,378	—	43,378
Carried interest income from affiliates:
Unrealized gains(1)	—	148,254	148,254	—	88,254	88,254
Realized gains	9,600	26,008	35,608	12,540	16,287	28,827

Total Revenues	63,627	174,262	237,889	60,237	104,541	164,778

Expenses:
Compensation and Benefits:
Equity-based compensation	8,128	—	8,128	3,525	—	3,525
Salary, bonus and benefits	27,625	—	27,625	24,512	—	24,512
Profit sharing expense	—	43,283	43,283	—	24,938	24,938
Incentive fee compensation	—	35	35	—	10,159	10,159

Total compensation and benefits	35,753	43,318	79,071	28,037	35,097	63,134
Other expenses	25,917	—	25,917	26,016	—	26,016

Total Expenses	61,670	43,318	104,988	54,053	35,097	89,150

Other Income:
Net income from investment activities	—	3,418	3,418	—	17,829	17,829
Income from equity method investments	—	17,766	17,766	—	9,147	9,147
Other income, net	2,945	—	2,945	2,675	—	2,675

Total Other Income	2,945	21,184	24,129	2,675	26,976	29,651

Non-Controlling Interests	(1,409)	—	(1,409)	(3,638)	—	(3,638)

Economic Net Income	$3,493	$152,128	$155,621	$5,221	$96,420	$101,641

(1)	Included in unrealized carried interest income from affiliates is reversal of $18.1 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three months ended March 31, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of March 31, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Three Months Ended March 31,
	2012	2011	Amount Change	Percentage Change
		(in thousands)
Capital Markets
Revenues:
Advisory and transaction fees from affiliates	$1,356	$4,319	$(2,963)	(68.6)%
Management fees from affiliates	52,671	43,378	9,293	21.4
Carried interest income from affiliates:
Unrealized gain(1)	148,254	88,254	60,000	68.0
Realized gains	35,608	28,827	6,781	23.5

Total carried interest income from affiliates	183,862	117,081	66,781	57.0

Total Revenues	237,889	164,778	73,111	44.4

Expenses:
Compensation and benefits
Equity-based compensation	8,128	3,525	4,603	130.6
Salary, bonus and benefits	27,625	24,512	3,113	12.7
Profit sharing expense	43,283	24,938	18,345	73.6
Incentive fee compensation	35	10,159	(10,124)	(99.7)

Total compensation and benefits	79,071	63,134	15,937	25.2
Other expenses	25,917	26,016	(99)	(0.4)

Total Expenses	104,988	89,150	15,838	17.8

Other Income:
Net income from investment activities	3,418	17,829	(14,411)	(80.8)
Income from equity method investments	17,766	9,147	8,619	94.2
Other income, net	2,945	2,675	270	10.1

Total Other Income	24,129	29,651	(5,522)	(18.6)
Non-Controlling Interests	(1,409)	(3,638)	2,229	(61.3)

Economic Net Income	$155,621	$101,641	$53,980	53.1%

(1)	Included in unrealized carried interest income from affiliates is reversal of $18.1 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three months ended March 31, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of March 31, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Advisory and transaction fees from affiliates decreased by $3.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Gross advisory and transaction fees, including directors’ fees, were $6.4 million and $10.1 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $3.7 million or 36.6%. The transaction fees earned during both periods related to portfolio investments of FCI which generated gross and net fees of $0.4 million and $2.7 million during the three months ended March 31, 2012 and 2011, respectively. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net advisory fees of $5.8 million and $0.8 million, respectively, during the three months ended March 31, 2012 and gross and net fees of $6.6 million and $0.8 million, respectively, during the three months ended March 31, 2011. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $5.0 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $0.8 million or 13.8%.

Management fees from affiliates increased by $9.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to management fees earned from Gulf Stream which was acquired during the fourth quarter of 2011 and generated $3.1 million of fees during the three months ended March 31, 2012. In addition, increased asset allocation fees earned from Athene generated fees of $2.2 million during the period, these fees are partially offset by a corresponding expense categorized as sub-advisory fees and included within professional fees expense. Furthermore, an increase in value of commitments in FCI and managed assets of AFT resulted in increased management fees earned of $1.2 million and $0.8 million, respectively, during the period. These increases were partially offset by decreased management fees earned by AINV of $0.9 million as a result of a decrease in gross adjusted assets during the period. The remaining change was attributable to overall increased assets managed by the other capital markets funds which collectively contributed $2.9 million to the increase in management fees during the period.

Carried interest income from affiliates increased by $66.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was attributable to an increase in net unrealized carried interest income of $60.0 million driven by increased net asset values primarily with respect to COF I, COF II, Gulf Stream and SOMA resulting in increased unrealized carried interest income of $35.7 million, $18.1 million, $14.5 million and $13.1 million, respectively, partially offset by decreased unrealized carried interest income attributable to EPF and ACLF of $20.7 million and $3.6 million, respectively, due to lower investment valuations during the period. Included in the change in unrealized carried interest income was a reversal of the general partner obligation to return previously distributed carried interest income with respect to SOMA of $18.1 million during for the three months ended March 31, 2012. The remaining change was attributable to an increase in realized carried interest income earned during the period of $6.8 million resulting from an increase in dividends and interest income on portfolio investments held by certain of our capital markets funds, primarily by COF I and COF II of $5.7 million and $3.1 million, respectively, offset by a decrease from AINV of $2.9 million during the period.

Expenses

Compensation and benefits expense increased by $15.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily a result of an $18.3 million increase in profit sharing expense due to the favorable performance of certain of our capital markets funds during the period along with the new performance based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees. In addition, equity-based compensation expense increased by $4.6 million due to additional grants of RSUs subsequent to March 31, 2011, along with a $3.1 million increase in salary, bonus and benefits due to an increase in headcount during the period. These increases were offset by decreased incentive fee compensation expense of $10.1 million due to the performance of certain of our capital markets funds during the period.

Other Income

Net income from investment activities decreased by $14.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was related to a decrease in unrealized income resulting from the change in the fair value of the investment in HFA during the three months ended March 31, 2012 as compared to the same period in 2011.

Income from equity method investments increased by $8.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was driven by increases in the fair values of investments held by certain of our capital markets funds, primarily COF I, COF II and ACLF which resulted in increases in income from equity method investments of $4.8 million, $1.8 million and $1.2 million, respectively, during the three months ended March 31, 2012 as compared to the same period in 2011.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three months ended March 31, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Management fees from affiliates	$10,365	$—	$10,365	$9,256	$—	$9,256
Carried interest income from affiliates:
Realized gains	—	1,677	1,677	—	—	—

Total Revenues	10,365	1,677	12,042	9,256	—	9,256

Expenses:
Compensation and Benefits:
Equity-based compensation	3,038	—	3,038	2,513	—	2,513
Salary, bonus and benefits	6,653	—	6,653	9,749	—	9,749
Profit sharing expense	—	1,458	1,458	—	—	—

Total compensation and benefits	9,691	1,458	11,149	12,262	—	12,262
Other expenses	6,745	—	6,745	5,240	—	5,240

Total Expenses	16,436	1,458	17,894	17,502	—	17,502

Other Income:
Income from equity method investments	—	179	179	—	137	137
Other income, net	877	—	877	522	—	522

Total Other Income	877	179	1,056	522	137	659

Economic Net (Loss) Income	$(5,194)	$398	$(4,796)	$(7,724)	$137	$(7,587)

	For the Three Months Ended March 31,
	2012	2011	Amount Change	Percentage Change
		(in thousands)
Real Estate:
Revenues:
Management fees from affiliates	$10,365	$9,256	$1,109	12.0%
Carried interest income from affiliates:
Realized gains	1,677	—	1,677	NM

Total Revenues	12,042	9,256	2,786	30.1

Expenses:
Compensation and Benefits:
Equity-based compensation	3,038	2,513	525	20.9
Salary, bonus and benefits	6,653	9,749	(3,096)	(31.8)
Profit sharing expense	1,458	—	1,458	NM

Total compensation and benefits	11,149	12,262	(1,113)	(9.1)
Other expenses	6,745	5,240	1,505	28.7

Total Expenses	17,894	17,502	392	2.2

Other Income:
Income from equity method investments	179	137	42	30.7
Other income, net	877	522	355	68.0

Total Other Income	1,056	659	397	60.2

Economic Net Loss	$(4,796)	$(7,587)	$2,791	(36.8)%

Revenues

Management fees increased by $1.1 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to increased management fees earned from AGRE CMBS Accounts (defined as AGRE CMBS Fund, L.P. together with the 2011 A4 Fund, L.P.) of $1.0 million as a result of an increase in amortized cost of assets, and by ARI of $0.3 million as a result of an increase in adjusted equity during the period. In addition, increased management fees were earned from AGRE Debt Fund I, L.P. of $0.2 million and AGRE U.S. Real Estate Fund, L.P. of $0.2 million as a result of an increase in net invested capital during the period. These increases were partially offset by decreased management fees earned by the CPI funds of $0.6 million as a result of decreases in net invested capital during the period.

Additionally, there was realized carried interest income from affiliates of $1.7 million earned from dispositions of portfolio investments held by CPI during the three months ended March 31, 2012.

Expenses

Compensation and benefits decreased by $1.1 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to a $3.1 million decrease in salary, bonus and benefits expense due to headcount reduction and the Incentive Pool. These changes were partially offset by an increase in profit sharing expense of $1.5 million due to the Incentive Pool along with an increase in equity-based compensation of $0.5 million during the period.

Other expenses increased by $1.5 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily attributable to increased professional fees of $1.0 million due to higher external accounting, tax, audit, legal and consulting fees incurred during the period.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our Management Business and Incentive Business for the three months ended March 31, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

In addition to providing the financial results of our three reportable business segments, we evaluate our reportable segments based on what we refer to as our Management Business and Incentive Business. Our Management Business is generally characterized by the predictability of its financial metrics, including revenues and expenses. This business includes management fee revenues, advisory and transaction fee revenues, carried interest income from certain of our mezzanine funds and expenses, each of which we believe are more stable in nature.

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$27,236	$19,416
Management fees from affiliates	130,033	118,150
Carried interest income from affiliates	9,600	12,540

Total Revenues	166,869	150,106

Expenses:
Equity-based compensation	18,933	13,194
Salary, bonus and benefits	65,071	72,069
Interest expense	11,380	10,882
Professional fees(1)	11,306	17,143
General, administrative and other(2)	18,702	16,199
Placement fees	921	539
Occupancy	8,726	7,226
Depreciation and amortization	2,418	2,794

Total Expenses	137,457	140,046

Other Income:
Interest income	1,264	258
Other income, net	5,829	8,063

Total Other Income	7,093	8,321
Non-Controlling Interests	(1,409)	(3,638)

Economic Net Income	$35,096	$14,743

(1)	Excludes professional fees related to the consolidated funds.
(2)	Excludes general and administrative expenses related to the consolidated funds.

Our Incentive Business is dependent upon quarterly mark-to-market unrealized valuations made in accordance with U.S. GAAP guidance applicable to fair value measurements. The Incentive Business includes carried interest income, income from equity method investments, profit sharing expenses and incentive fee compensation that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Incentive Business
Revenues:
Carried interest income from affiliates:
Unrealized gains(1)	$474,226	$411,384
Realized gains	149,755	134,852

Total Revenues	623,981	546,236

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense(1)	178,376	167,610
Realized profit sharing expense	70,648	49,475

Total Profit Sharing Expense	249,024	217,085
Incentive fee compensation	35	10,159

Total Compensation and Benefits	249,059	227,244

Other Income:
Net gains from investment activities(2)	3,418	17,829
Income from equity method investments	48,551	25,075

Total Other Income	51,969	42,904

Economic Net Income	$426,891	$361,896

(1)	Included in unrealized carried interest income from affiliates is reversal of $34.1 and $18.1 million of the general partner obligation to return previously distributed carried interest income or fees with respect to Fund VI and SOMA for the three months ended March 31, 2012, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of March 31, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments including Management Business and Incentive Business and a reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues	$790,850	$696,342
Expenses	386,516	367,290
Other income	59,062	51,225
Non-Controlling Interests	(1,409)	(3,638)

Economic Net Income	461,987	376,639
Non-cash charges related to equity-based compensation	(129,933)	(270,413)
Income tax provision	(14,560)	(8,820)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(213,396)	(55,998)
Amortization of intangible assets	(6,055)	(3,252)

Net Income Attributable to Apollo Global Management, LLC	$98,043	$38,156

Liquidity and Capital Resources

Historical

Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical condensed consolidated statements of cash flows reflects the cash flows of Apollo, as well as those of our consolidated Apollo funds.

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	March 31, 2012			December 31, 2011
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	6.06	%(1)	$728,273	5.39	%(1)
CIT secured loan agreement	10,018	3.61%		10,243	3.39%

Total Debt	$738,291	6.02%		$738,516	5.35%

(1)	Includes the effect of interest rate swaps.

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

Cash Flows

Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are summarized and discussed within the table and corresponding commentary below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Activities	$(290,184)	$906,383
Investing Activities	1,660	(45,229)
Financing Activities	189,029	(783,579)

Net (Decrease) Increase in Cash and Cash Equivalents	$(99,495)	$77,575

Operating Activities

Net cash used in operating activities was $290.2 million during the three months ended March 31, 2012. During this period, there was $431.1 million in net income, to which $148.9 million of equity-based compensation, a non-cash expense, was added to reconcile net income to net cash used in operating activities. Additional adjustments to reconcile cash used in operating activities during the three months ended March 31, 2012 included $499.5 million in proceeds from sales of investments primarily held by the consolidated VIEs, a $215.9 million increase in profit sharing payable, $88.6 million of unrealized losses on debt of the consolidated VIEs, a $62.1 million increase in other liabilities of the consolidated VIEs and $50.0 million in distributions from investment activities. These favorable cash adjustments were offset by $884.9 million of net purchases of investments held by the consolidated VIEs, $224.2 million in net unrealized gains from investments primarily held by the consolidated funds and VIEs, a $99.9 million increase in cash held at consolidated VIEs, a $68.9 million decrease in due to affiliates and a $501.2 million increase in carried interest receivable. The increase in our carried interest receivable balance during the three months ended March 31, 2012 was driven primarily by a $570.1 million increase of carried interest income from the change in fair value of funds for which we act as general partner, offset by fund cash distributions of $70.5 million.

Net cash provided by operating activities was $906.4 million during the three months ended March 31, 2011. During this period, there was $251.1 million in net income, to which $283.6 million of equity-based compensation, a non-cash expense, was added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the three months ended March 31, 2011 included a $167.7 million increase in profit sharing payable, $985.1 million of sales of investments held by the consolidated VIEs, $49.9 million of unrealized losses on debt of the consolidated VIEs, a $23.2 million decrease in cash held by consolidated VIEs and a $22.6 million decrease in other assets of the consolidated VIEs. These favorable cash adjustments were offset by $172.2 million of net unrealized gains from investment activities of consolidated funds and the consolidated VIEs, $41.8 million of realized gains on debt of the consolidated VIEs, $342.1 million purchases of investments relating to the consolidated VIEs, and a $366.6 million increase in our carried interest receivable. The increase in our carried interest receivable balance during the three months ended March 31, 2011 was driven by $558.8 million of carried interest income from the change in fair value of funds for which we act as general partner, offset by fund cash distributions of $193.3 million.

The operating cash flow amounts from the Apollo funds and consolidated VIEs represent the significant variances between net income (loss) and cash flow from operations and were classified as operating activities pursuant to the American Institute of Certified Public Accountants, or “AICPA,” Audit and Accounting Guide, Investment Companies. The increasing capital needs reflect the growth of our business while the fund-related requirements vary based upon the specific investment activities being conducted at a point in time. These movements do not adversely affect our liquidity or earnings trends because we currently have sufficient cash reserves compared to planned expenditures.

Investing Activities

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2012, which was primarily comprised of $13.6 million of cash distributions from equity method investments offset by $12.0 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII and ACSP, L.P. Cash distributions from equity method investments were primarily related to Fund VII and ACLF.

Net cash used in investing activities was $45.2 million for the three months ended March 31, 2011, which was primarily comprised of $12.4 million of cash contributions to equity method investments and the purchase of a $52.1 million investment in HFA, offset by $21.9 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII and AGRE U.S. Real Estate Fund, L.P. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF II, EPF and Vantium C.

Financing Activities

Net cash provided by financing activities was $189.0 million for the three months ended March 31, 2012, which was primarily comprised of $425.7 million of debt issued by consolidated VIEs offset by $110.4 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $61.2 million in distributions, $50.3 million related to the purchase of AAA shares, and $17.0 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs.

Net cash used in financing activities was $783.6 million for the three months ended March 31, 2011, which was primarily comprised of $412.1 million in repayment of term loans by consolidated VIEs, $300.9 million in distributions by consolidated VIEs, $40.8 million of dividends paid to Non-Controlling Interests in the Apollo Operating Group, $17.4 million in dividends and $9.0 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs.

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to AGM Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distribution from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 4, 2011	0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3
February 12, 2012	0.46	February 29, 2012	58.1	110.4	168.5	10.3

Future Cash Flows

Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on our funds and our ability to manage our projected costs, fund performance, having access to credit facilities, being in compliance with existing credit agreements, as well as industry and market trends. Also, during economic downturns, the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and incentive fees we charge. As was the situation with AIE I, this could adversely impact our cash flow in the future.

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

In addition, in April 2010 we announced a strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125.0 million over a five-year period or as close a period as required to provide CalPERS with that benefit. In March 2012, the Company received a notice of withdrawal from CalPERS, to withdraw a total of $400 million from SOMA. We currently expect the capital to be distributed over the next several years.

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

The Company did not grant any RSUs to its employees during the three months ended March 31, 2012, however, grants made in previous years will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $74.5 million during the remainder of 2012 and $70.1 million, $24.6 million, $8.8 million and $6.6 million during the years ended December 31, 2013, 2014, 2015 and 2016 respectively.

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

On May 8, 2012, the Company declared a cash distribution of $0.25 per Class A share, which will be paid on May 30, 2012 to holders of record on May 21, 2012.

Distributions to Managing Partners and Contributing Partners

The three Managing Partners who became employees of Apollo on July 13, 2007, are each entitled to a $100,000 base salary. Additionally, our Managing Partners can receive other forms of compensation. Any additional consideration will be paid to them in their proportional ownership interest in Holdings. Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to any exchanging or selling Managing Partners.

It should be noted that subsequent to the 2007 Reorganization, the Contributing Partners retained ownership interests in subsidiaries of the Apollo Operating Group. Therefore, any distributions that flow up to management or general partner entities in which the Contributing Partners retained ownership interests are shared pro rata with the Contributing Partners who have a direct interest in such entities prior to flowing up to the Apollo Operating Group. These distributions are considered compensation expense post-Reorganization.

The Contributing Partners are entitled to receive the following:

•

Profit Sharing—private equity carried interest income, from direct ownership of advisory entities. Any changes in fair value of the underlying fund investments would result in changes to Apollo Global Management, LLC’s profit sharing payable.

•

Net Management Fee Income—distributable cash determined by the general partner of each management company, from direct ownership of the management company entity. The Contributing Partners will continue to receive net management fee income payments based on the interests they retained in management companies directly. Such payments are treated as compensation expense post-2007 Reorganization as described above.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We also report segment information from our condensed consolidated statements of operations and include a supplemental performance measure, ENI, for our private equity, capital markets and real estate segments. ENI represents segment income (loss) excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from a private equity co-investment vehicle and certain of our capital markets management companies. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in our condensed consolidated financial statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.

Consolidation

Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds for which the general partner is presumed to have control (i.e. AAA and Apollo Credit Senior Loan Fund, L.P.). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition.

Additional disclosures regarding VIEs are set forth in note 4 to our condensed consolidated financial statements. Inter-company transactions and balances, if any, have been eliminated in the consolidation.

Revenue Recognition

Carried Interest Income from Affiliates. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our capital markets funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other capital markets funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Refer to note 5 to our condensed consolidated financial statements for disclosure of the amounts of carried interest income (loss) from affiliates that was generated from realized versus unrealized losses. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our capital markets, private equity and real estate funds.

Management Fees from Affiliates. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our capital markets funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, or capital contributions, all as defined in the respective partnership agreements. The capital markets management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets, are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our capital markets and private equity funds.

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

Apollo utilizes a valuation committee consisting of members from senior management that reviews and approves the valuation results related to our private equity investments. Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

The fair values of the investments in our private equity, capital markets and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.

Fair Value of Financial Instruments

U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8 to the condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $784.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of March 31, 2012. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation.

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

Fair Value Option. Apollo has elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has elected to separately present interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible notes issued by HFA. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. Refer to note 4 to our condensed consolidated financial statements for further disclosure on financial instruments of the consolidated VIEs for which the fair value option has been elected.

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

In June 2011, the Company adopted a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying condensed consolidated financial statements.

Incentive Fee Compensation. Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the year. Incentive fee compensation expense is recognized on an accrual basis as the related carried interest income is earned.

Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based compensation awards consist of, or provide rights with respect to AOG Units, RSUs, Share Options, AAA RDUs, ARI restricted stock awards, ARI RSUs and AMTG RSUs. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.

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

Income Taxes

Apollo has historically generally operated in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. As a result, income generally has not been subject to U.S. Federal and state income taxes. Taxes related to income earned by these entities represent obligations of the individual partners and members and have not been reflected in the condensed consolidated financial statements. Income taxes presented on the condensed consolidated statements of operations are attributable to the NYC UBT and income taxes on certain entities located in non-U.S. jurisdictions.

Following the 2007 Reorganization, the Apollo Operating Group and its subsidiaries continue to generally operate in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to NYC UBT, or in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

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

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our condensed consolidated financial statements.

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

Contractual Obligations, Commitments and Contingencies

As of March 31, 2012, the Company’s material contractual obligations consist of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$24,787	$32,602	$32,307	$30,959	$30,937	$99,315	$250,907
Other long-term obligations(2)	9,361	1,713	500	104	—	—	11,678
AMH Credit Agreement(3)	25,941	34,455	89,386	81,980	29,605	623,512	884,879
CIT secured loan agreement	721	9,623	—	—	—	—	10,344

Obligations as of March 31, 2012	60,810	78,393	122,193	113,043	60,542	722,827	1,157,808

(1)	The Company has entered into a sublease agreement and will contractually receive approximately $6.0 million over the remaining periods of 2012 and thereafter.
(2)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(3)	$723.3 million, net ($995.0 million portion less amount repurchased) of the AMH debt matures in January 2017 and $5.0 million matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.75%, which includes the effects of the interest rate swap through its expiration in May 2012 and certain required repurchases of at least $50.0 million by December 31, 2014 and at least $100.0 million (inclusive of the previously purchased $50.0 million) by December 31, 2015 as described in note 8 to our condensed consolidated financial statements.
Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)	Amounts do not include the senior secured term loan entered into by AAA Investments of which $402.5 million was utilized as of March 31, 2012. The term loan matures on June 30, 2015. AAA is consolidated by the Company in accordance with U.S. GAAP. The Company does not guarantee and has no legal obligation to repay amounts outstanding under the term loan. Accordingly, the $402.5 million outstanding balance was excluded from the table above.
(ii)	As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(iii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.

Commitments

Our management companies and general partners have committed that we, or our affiliates, will invest a certain percentage of capital into the funds we manage. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, capital markets fund and real estate fund as of March 31, 2012 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VII	$467.2	(1)	3.18%	$178.4	1.22%	$177.0	(1)	$65.1
Fund VI	246.2		2.43	6.1	0.06	24.3		0.6
Fund V	100.0		2.67	0.5	0.01	6.5		—	(2)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(2)
Fund III	100.6		6.71	—	—	15.5		—
ANRP	164.2	(1)	28.15	8.3	1.42	138.4	(1)	7.1
Capital Markets:
EPF(7)	360.3	(3)	20.83	23.6	1.36	159.3	(4)	11.8
EPF II	103.8		20.69	12.2	2.43	103.8		12.2
SOMA(8)	—		—	—	—	—		—
COF I	451.1	(6)	30.38	29.7	2.00	237.4	(6)	4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
ACLF(5)	23.9		2.43	23.9	2.43	11.5		11.5
Palmetto	18.0		1.19	18.0	1.19	8.5		8.5
AIE II(7)	8.7		3.16	5.3	1.92	0.8		0.5
A-A European Senior Debt Fund, L.P.	50.0		100.00	—	—	—		—
FCI	151.2		27.06	—	—	78.6		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	120.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.00	—	—	—	(1)	—
AESI(7)	4.7		0.99	4.7	0.99	2.9		2.9
Apollo European Credit, L.P.	6.1		2.50	1.9	0.78	4.0		1.2
Apollo Centre Street Partnership, L.P.	15.0		2.44	15.0	2.44	13.0		13.0
Real Estate:
AGRE U.S. Real Estate Fund	308.0	(1)	67.41	7.9	1.73	268.1	(1)	2.0
CPI Capital Partners North America	7.5		1.25	2.0	0.33	1.8		0.5
CPI Capital Partners Europe	7.3	(7)	0.47	—	—	1.8		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.7		—
London Prime(9)	18.2		7.81	0.5	0.21	12.1		0.4
Other:
Apollo SPN Investments	60.0		1.96%	60.0	1.96%	60.0		60.0

Total	$3,309.4			$422.1		$1,447.3		$202.1

(1)	As of March 31, 2012, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $40.4 million, respectively, ANRP of $150.0 million and $125.9 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $120.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, and AGRE U.S. Real Estate Fund, L.P. of $300 million and $266.1 million, respectively.
(2)	As of March 31, 2012, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Of the total commitment amount in EPF, AAA, SOMA and Palmetto have approximately €54.5 million, €75.0 million and €106.0 million, respectively.
(4)	Of the total remaining commitment amount in EPF, AAA, SOMA and Palmetto have approximately €23.8 million, €32.8 million and €46.3 million, respectively.
(5)	As of March 31, 2012, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.
(6)	As of March 31, 2012, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(7)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.33 as of March 31, 2012.
(8)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of March 31, 2012, Apollo and its affiliates’ capital balances exceeded the 1% requirement and are not required to fund a capital commitment.
(9)	Apollo’s commitment in these funds is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.60 as of March 31, 2012.

As a limited partner, the general partner and manager of the Apollo private equity, capital markets and real estate funds, Apollo has unfunded capital commitments at March 31, 2012 and December 31, 2011 of $202.1 million and $137.9 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

The AMH Credit Agreement, which provides for a variable-rate term loan, will have future impacts on our cash uses. Borrowings under the AMH Credit Agreement originally accrued interest at a rate of (i) LIBOR loans (LIBOR plus 1.25%), or (ii) base rate loans (base rate plus 0.50%). The Company has hedged $167 million of the variable-rate loan with fixed rate swaps to minimize our interest rate risk as of March 31, 2012. The loan was originally scheduled to mature in April 2014. On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995 million of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the Credit Agreement. Pursuant to this amendment, AMH or an affiliate was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, AMH or an affiliate is required to repurchase at least $50 million aggregate principal amount of term loans by December 31, 2014 and at least $100 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio (which is a figure that varies over time that is used to determine the applicable level of certain carve-outs to the negative covenants as well as to determine the level of AMH’s cash collateralization requirements) was extended to end at the new extended maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and base rate plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining outstanding balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at March 31, 2012 was 4.75% and the interest rate on the remaining $5.0 million portion of the loan at March 31, 2012 was 2.00%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $784.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at March 31, 2012 is the amount for which the Company expects to settle the AMH Credit Agreement.

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. At December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed in note 11 and is a receivable from the Contributing Partners and certain employees. During the three months ended March 31, 2012, there was $0.0 million interest paid and $0.1 million accrued interest on the outstanding loan obligation. As of March 31, 2012, the total outstanding loan aggregated $9.1 million, including accrued interest of $1.0 million which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed in note 11 and is a receivable from the Contributing Partners and certain employees.

In accordance with the Managing Partners Shareholders Agreement dated July 13, 2007, as amended, and the above credit agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As discussed in note 11 to the condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income or fees of $41.2 million to Fund VI.

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that had been recognized by Apollo through March 31, 2012 and that would be reversed approximates $1.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

March 31, 2012
Private Equity Funds:
Fund VII	$970,244
Fund VI	88,228
Fund V	258,507
Fund IV	67,412
AAA	14,131

Total Private Equity Funds	1,398,522

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA)	44,158
Mezzanine Funds (AIE II)	26,941
Non-Performing Loan Fund (EPF)	49,084
Senior Credit Funds (COF I/COF II, CLOs, ACLF, AEC)	367,271
Other	4,053

Total Capital Market Funds	491,507

Total	$1,890,029

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 11 to the condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income or fees of $41.2 million to Fund VI.

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

One of the Company’s subsidiaries, Apollo Global Securities, LLC, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of March 31, 2012, there were no underwriting commitments outstanding related to such offerings.

In connection with the Gulf Stream acquisition during October 2011, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. The contingent consideration liability has a fair value of approximately $4.7 million as of October 24, 2011 (the date of acquisition) and March 31, 2012, which was determined based on the present value of the estimated range of undiscounted incentive fee payable cash flows between $0 and approximately $8.7 million using a discount rate of 13.7%.

In connection with the CPI acquisition during November 2010, Apollo received cash of $15.5 million and acquired general partner interests in, and advisory agreements with, various real estate investment funds and co-investment vehicles and added to its team of real estate professionals. The consideration transferred in the acquisition is a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager and general partner for our funds and the sensitivity to movements in the fair value of their investments and resulting impact on carried interest income and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. For a discussion of the impact of market risk factors on our financial instruments refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”

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

The Company is subject to a concentration risk related to the investors in its funds. As of March 31, 2012, no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Impact on Management Fees—Our management fees are based on one of the following:

•	capital commitments to an Apollo fund;

•	capital invested in an Apollo fund;

•	the gross, net or adjusted asset value of an Apollo fund, as defined; or

•	as otherwise defined in the respective agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

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

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. In an order dated August 18, 2010, the Court granted in part and denied in part Plaintiffs’ motion to expand the complaint and to obtain additional discovery. The Court ruled that Plaintiffs could amend the complaint and obtain discovery in a second discovery phase limited to eight additional transactions. The Court gave the plaintiffs until September 17, 2010 to amend the complaint to include the additional eight transactions. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding the additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file the fourth amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo, as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. The Court set April 17, 2012, as the deadline for completing all fact discovery. In March 2012, the Court extended that deadline so that the parties could continue to take depositions until May 31, 2012, though the parties have agreed to schedule some depositions in June 2012 as well. Currently, Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. The Court granted Apollo’s motion to dismiss plaintiffs’ initial complaint in 2008, ruling that Apollo was released from the only transaction in which it allegedly was involved. While plaintiffs have survived Apollo’s motion to dismiss the fourth amended complaint, the Court stated in denying the motion that it will consider the statute of limitations (one of the bases for Apollo’s motion to dismiss) at the summary judgment stage. Based on the applicable statute of limitations, among other reasons, Apollo believes that plaintiffs’ claims lack factual and legal merit and intends to defend it vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

On March 6, 2012, several plaintiffs filed a complaint on behalf of several putative classes of consumers against, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo, which owns approximately 69% of Affinion’s common stock. The putative class action, captioned Hope Kelm, et al. v. Chase Bank, USA, N.A., et al. was filed in the United States District Court for the District of Connecticut, and also names as defendants several credit card companies and online merchants with which Trilegiant conducts business. On March 15, 2012, plaintiffs filed a nearly identical putative class action, also in the District of Connecticut and naming similar defendants, including Apollo, captioned Debra Miller, et al. v. 1-800-Flowers.com, Inc., et al. (No. 12-cv-396). In both cases, the plaintiffs allege that Trilegiant, aided by its business partners, has developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that Apollo is a proper defendant because of its stock ownership and ability to appoint the majority of Affinion’s board. The complaint asserts claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seeks, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. Apollo believes that plaintiffs’ claims against it are without merit. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Apollo believes that it has handled its use of placement agents in an appropriate manner. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. To date, no such claims have been brought. Apollo denies the merit of any such claims and will vigorously contest them, if they are brought.

Although the ultimate outcome of these matters cannot be ascertained at this time, we are of the opinion, after consultation with counsel, that the resolution of any such matters to which we are a party at this time will not have a material effect on our financial statements. Legal actions material to us could, however, arise in the future.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2012.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On January 18, 2012, February 13, 2012 and March 5, 2012, we issued 343,939, 1,993,914 and 49,845 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $4,880,494, $28,911,753 and $697,547, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.11	Exchange Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and the Apollo Principal Holders (as defined therein), from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.12	Tax Receivable Agreement, dated as of July 13, 2007, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.15	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.16	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18	Employment Agreement with Joseph F. Azrack (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2011 (File No. 001-35107)).

10.19	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.20	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.25	Third Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.26	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.27	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.30	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.39	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.40	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.41	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.42	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter period ended March 31, 2011 (File No. 001-35107)).

10.43	Separation Agreement with Henry Silverman (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2011 (File No. 001-35107)).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†*101.INS	XBRL Instance Document

†*101.SCH	XBRL Taxonomy Extension Scheme Document

†*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Apollo Global Management, LLC
(Registrant)

Date: May 11, 2012	By:	/s/ Gene Donnelly
		Name:	Gene Donnelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)