Form 10-Q
period 2012-06-30
Apollo Global Management LLC
filed 2012-08-14
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 9, 2012 there were 129,874,286 Class A shares and 1 Class B share outstanding.

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

“Assets Under Management,” or “AUM,” refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our capital markets funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations) or certain collateralized loan obligation (“CLOs”) and collateralized debt obligation (“CDOs”) credit funds that have a fee generating basis other than mark-to-market asset values, plus used or available leverage and/or capital commitments;

(iii)	the gross asset values or net asset values of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio vehicles;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets that we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

“Gross IRR” of a fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2012 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;

“Net IRR” of a fund means the gross IRR applicable to all investors, including related parties which may not pay fees, net of management fees, organizational expenses, transaction costs, and certain other fund expenses (including interest incurred by the fund itself) and realized carried interest all offset to the extent of interest income, and measures returns based on amounts that, if distributed, would be paid to investors of the fund; to the extent that an Apollo private equity fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner, thereby reducing the balance attributable to fund investors; and

“Net return” represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable.

“Committed Capital Less unfunded capital commitments” represents capital commitments from limited partners to invest in a particular fund less capital that is available for investment or reinvestment subject to the provisions of the limited partnership agreements.

“Distressed debt investments” in our private equity funds typically result in one of two outcomes. In both cases our original investment objective was predicated around gaining control of the company:

i)	“Distressed for Control”: We succeed in taking control of a company through its distressed debt. By working proactively through the restructuring process, we are able to equitize our debt position, resulting in a well-financed buyout. Once we control the company, the investment team works closely with management toward an eventual exit, typically over a three- to five-year period as with a traditional buyout.

ii)	“Non-Control Distressed”: A restructuring does not occur and we do not gain control of the company. This is typically driven by an increase in the price of the debt beyond what is considered an attractive acquisition valuation. The increase in bond prices is usually a result of market interest or a strategic investor’s interest in the company at a higher valuation than we are willing to pay. In these cases, we typically sell our securities for cash and seek to realize a high short-term internal rate of return.

“Portfolio Company Debt” refers to debt securities such as corporate bonds and loans for existing portfolio companies in our private equity funds.

“Other Credit” for our private equity funds refers to portfolios of levered senior loans secured with attractive financing during the depths of the global financial crisis in 2008 and 2009.

“Classic Distressed” for our private equity funds refers to our investments in debt securities at distressed prices.

“Traditional buyouts” or “Buyout Equity” have historically comprised the majority of our investments. We generally target investments in companies where an entrepreneurial management team is comfortable operating in a leveraged environment. We also pursue acquisitions where we believe a non-core business owned by a large corporation will function more effectively if structured as an independent entity managed by a focused, stand-alone management team. Our leveraged buyouts have generally been in situations that involved consolidation through merger or follow-on acquisitions; carveouts from larger organizations looking to shed non-core assets; situations requiring structured ownership to meet a seller’s financial goals; or situations in which the business plan involved substantial departures from past practice to maximize the value of its assets.

The “Average Purchase Price Multiple” for a private equity fund is the average of the total enterprise value over an applicable EBITDA that captures the true economics for our purchases of portfolio companies.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION (UNAUDITED)

(dollars in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$619,948	$738,679
Cash and cash equivalents held at Consolidated Funds	4,347	6,052
Restricted cash	8,370	8,289
Investments	2,035,045	1,857,465
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,364,773	173,542
Investments, at fair value	12,458,209	3,301,966
Other assets	332,127	57,855
Carried interest receivable	1,302,829	868,582
Due from affiliates	247,580	176,740
Fixed assets, net	50,980	52,683
Deferred tax assets	570,737	576,304
Other assets	24,578	26,976
Goodwill	48,894	48,894
Intangible assets, net	163,740	81,846

Total Assets	$19,232,157	$7,975,873

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$47,562	$33,545
Accrued compensation and benefits	67,566	45,933
Deferred revenue	280,698	232,747
Due to affiliates	642,536	578,764
Profit sharing payable	665,914	352,896
Debt	738,140	738,516
Liabilities of consolidated variable interest entities:
Debt, at fair value	11,232,660	3,189,837
Other liabilities	588,767	122,264
Other liabilities	47,971	33,050

Total Liabilities	14,311,814	5,327,552

Commitments and Contingencies (see note 13)

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 126,460,740 shares and 123,923,042 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid in capital	2,984,345	2,939,492
Accumulated deficit	(2,387,256)	(2,426,197)
Appropriated partners’ capital	2,096,649	213,594
Accumulated other comprehensive income (loss)	324	(488)

Total Apollo Global Management, LLC shareholders’ equity	2,694,062	726,401
Non-Controlling Interests in consolidated entities	1,627,290	1,444,767
Non-Controlling Interests in Apollo Operating Group	598,991	477,153

Total Shareholders’ Equity	4,920,343	2,648,321

Total Liabilities and Shareholders’ Equity	$19,232,157	$7,975,873

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Advisory and transaction fees from affiliates	$69,777	$23,556	$97,013	$42,972
Management fees from affiliates	143,326	121,187	270,504	239,337
Carried interest (loss) income from affiliates	(1,475)	164,133	620,854	722,909

Total Revenues	211,628	308,876	988,371	1,005,218

Expenses:
Compensation and benefits:
Equity-based compensation	142,114	287,358	290,980	570,965
Salary, bonus and benefits	74,948	64,286	140,019	136,355
Profit sharing expense	19,851	70,733	268,875	287,818
Incentive fee compensation	(27)	(3,594)	8	6,565

Total Compensation and Benefits	236,886	418,783	699,882	1,001,703
Interest expense	10,567	10,327	21,947	21,209
Professional fees	16,832	12,992	28,359	30,353
General, administrative and other	23,575	22,502	42,782	39,109
Placement fees	8,131	575	9,052	1,114
Occupancy	8,990	7,925	17,716	15,151
Depreciation and amortization	11,981	6,902	20,454	12,948

Total Expenses	316,962	480,006	840,192	1,121,587

Other Income:
Net (losses) gains from investment activities	(28,214)	63,311	129,494	221,240
Net gains (losses) from investment activities of consolidated variable interest entities	31,763	(12,369)	15,562	4,719
(Loss) income from equity method investments	(839)	5,370	42,412	27,196
Interest and dividend income	2,202	612	3,816	870
Other income, net	1,945,549	13,111	1,951,365	21,174

Total Other Income	1,950,461	70,035	2,142,649	275,199

Income (loss) before income tax provision	1,845,127	(101,095)	2,290,828	158,830
Income tax provision	(10,650)	(3,550)	(25,210)	(12,370)

Net Income (Loss)	1,834,477	(104,645)	2,265,618	146,460
Net (income) loss attributable to Non-Controlling Interests	(1,875,863)	53,656	(2,208,961)	(159,293)

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(41,386)	$(50,989)	$56,657	$(12,833)

Distributions Declared per Class A Share	$0.25	$0.22	$0.71	$0.39

Net (Loss) Income Per Class A Share:
Net (Loss) Income Per Class A Share – Basic and Diluted	$(0.38)	$(0.46)	$0.32	$(0.19)

Weighted Average Number of Class A Shares – Basic	126,457,443	120,963,248	125,863,348	109,652,330

Weighted Average Number of Class A Shares – Diluted	126,457,443	120,963,248	126,260,767	109,652,330

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$1,834,477	$(104,645)	$2,265,618	$146,460
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $237 and $305 for Apollo Global Management, LLC for the three months ended June 30, 2012 and 2011, respectively, and $237 and $345 for Apollo Global Management, LLC for the six months ended June 30, 2012 and 2011, respectively, and $0 for Non-Controlling Interests in Apollo Operating Group for both the three and six months ended June 30, 2012 and 2011)	1,223	1,419	2,825	3,146
Net loss on available-for-sale securities (from equity method investment)	(5)	(60)	(3)	(109)

Total Other Comprehensive Income, net of tax	1,218	1,359	2,822	3,037

Comprehensive Income (Loss)	1,835,695	(103,286)	2,268,440	149,497
Comprehensive Loss (Income) Attributable to Non-Controlling Interests	86,283	40,087	(278,318)	(171,323)

Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$1,921,978	$(63,199)	$1,990,122	$(21,826)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2011	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419
Issuance of Class A shares	21,500,000	—	382,488	—	—	—	382,488	—	—	382,488
Dilution impact of issuance of Class A shares	—	—	135,218	—	—	(356)	134,862	—	(127,096)	7,766
Capital increase related to equity-based compensation	—	—	215,391	—	—	—	215,391	—	354,916	570,307
Cash distributions to Non-Controlling Interests	—	—	—	—	—	—	—	(308,276)	—	(308,276)
Distributions	—	—	(51,390)	—	—	—	(51,390)	(27,284)	(93,600)	(172,274)
Distributions related to deliveries of Class A shares for RSUs	2,300,258	—	(683)	(9,045)	—	—	(9,728)	—	—	(9,728)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,601)	—	—	—	(6,601)	6,601	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net (loss) income	—	—	—	(12,833)	(9,631)	—	(22,464)	214,886	(45,962)	146,460
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(109)	(109)	—	—	(109)
Net unrealized gain on interest rate swaps (net of taxes of $345 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	747	747	—	2,399	3,146

Balance at June 30, 2011	121,721,490	1	$2,757,158	$(1,959,696)	$1,728	$(1,247)	$797,943	$1,774,151	$1,132,950	$3,705,044

Balance at January 1, 2012	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Capital increase related to equity-based compensation	—	—	137,305	—	—	—	137,305	—	152,412	289,717
Capital contributions	—	—	—	—	—	—	—	63,560	—	63,560
Cash distributions to Non-Controlling Interests	—	—	—	—	—	—	—	(206,751)	—	(206,751)
Distributions	—	—	(106,131)	—	(49,598)	—	(155,729)	—	(181,423)	(337,152)
Distributions related to deliveries of Class A shares for RSUs	2,537,698	—	45	(16,915)	—	—	(16,870)	—	—	(16,870)
Purchase of AAA units	—	—	—	—	—	—	—	(100,046)	—	(100,046)
Non-cash distributions	—	—	—	(801)	—	—	(801)	(9,499)	—	(10,300)
Non-cash contribution to Non-Controlling Interests	—	—	—	—	—	—	—	1,247	280	1,527
Capital increase related to business acquisition (note 3)	—	—	14,001	—	—	—	14,001	—	—	14,001
Non-Controlling Interests in consolidated entities at acquisition date	—	—	—	—	—	—	—	306,351	—	306,351
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	88	—	—	—	88	(88)	—	—
Satisfaction of liability related to AAA RDUs	—	—	(455)	—	—	—	(455)	—	—	(455)
Net income	—	—	—	56,657	1,932,653	—	1,989,310	127,749	148,559	2,265,618
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(3)	(3)	—	—	(3)
Net unrealized gain on interest rate swaps (net of taxes of $237 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	815	815	—	2,010	2,825

Balance at June 30, 2012	126,460,740	1	$2,984,345	$(2,387,256)	$2,096,649	$324	$2,694,062	$1,627,290	$598,991	$4,920,343

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012 and 2011

(dollars in thousands, except share data)

	2012	2011
Cash Flows from Operating Activities:
Net income	$2,265,618	$146,460
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity-based compensation	290,980	570,965
Depreciation and amortization	4,793	5,311
Amortization of intangible assets	15,661	7,637
Amortization of debt issuance costs	255	255
Losses (Gains) from investment in HFA and other investments	10,024	(20,061)
Non-cash interest income	(1,562)	—
Income from equity awards received for directors’ fees	(2,563)	(2,437)
Income from equity method investment	(42,412)	(27,196)
Waived management fees	(13,581)	(15,432)
Non-cash compensation expense related to waived management fees	13,581	15,432
Deferred taxes, net	18,230	13,146
Loss on disposal of assets	911	571
Gain on business acquisitions	(1,951,169)	—
Changes in assets and liabilities:
Carried interest receivable	(398,151)	(333,936)
Due from affiliates	(69,059)	11,203
Other assets	4,614	(1,285)
Accounts payable and accrued expenses	10,728	(3,309)
Accrued compensation and benefits	19,915	21,084
Deferred revenue	43,512	(9,872)
Due to affiliates	51,640	(55,172)
Profit sharing payable	195,318	158,418
Other liabilities	(3,541)	2,279
Apollo Funds related:
Net realized (gains) losses from investment activities	(14,770)	12,619
Net unrealized gains from investment activities	(191,058)	(226,369)
Net realized gains on debt	—	(41,819)
Net unrealized losses on debt	102,825	46,904
Distributions from investment activities	99,675	28,000
Change in cash held at consolidated variable interest entities	(30,215)	(107,416)
Purchases of investments	(2,913,760)	(840,719)
Sale of investments	2,406,277	1,125,468
Change in other assets	119,755	18,881
Change in other liabilities	(101,947)	64,865

Net Cash (Used in) Provided by Operating Activities	(59,476)	564,475

Cash Flows from Investing Activities:
Purchases of fixed assets	(4,286)	(12,125)
Acquisition of Stone Tower (net of cash assumed) (see note 3)	(99,190)	—
Proceeds from disposals of fixed assets	—	356
Purchase of investments in HFA and other	(1,889)	(52,069)
Cash contributions to equity method investments	(103,382)	(16,518)
Cash distributions from equity method investments	50,820	31,919
Change in restricted cash	(81)	(655)

Net Cash Used in Investing Activities	$(158,008)	$(49,092)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

SIX MONTHS ENDED JUNE 30, 2012 and 2011

(dollars in thousands, except share data)

	2012	2011
Cash Flows from Financing Activities:
Issuance of Class A shares	$—	$383,990
Issuance costs	—	(1,502)
Principal repayments on debt	(376)	(1,672)
Distributions related to deliveries of Class A shares for RSUs	(16,915)	(9,045)
Distributions paid to Non-Controlling Interests in consolidated entities	(4,368)	(7,355)
Contributions from Non-Controlling Interests in consolidated entities	2,535	—
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(181,423)	(93,600)
Distributions paid	(94,801)	(45,476)
Apollo Funds related:
Issuance of debt	929,532	454,356
Principal repayment on term loans	(246,134)	(412,057)
Purchase of AAA units	(100,046)	—
Distributions paid	(49,598)	—
Distributions paid to Non-Controlling Interests in consolidated entities	—	(27,284)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(202,383)	(300,921)
Contributions from Non-Controlling Interests in consolidated variable interest entities	61,025

Net Cash Provided by (Used in) Financing Activities	97,048	(60,566)

Net (Decrease) Increase in Cash and Cash Equivalents	(120,436)	454,817
Cash and Cash Equivalents, Beginning of Period	744,731	382,269

Cash and Cash Equivalents, End of Period	$624,295	$837,086

Supplemental Disclosure of Cash Flow Information:
Interest paid	$27,612	$24,596
Interest paid by consolidated variable interest entities	62,356	10,484
Income taxes paid	658	6,804
Supplemental Disclosure of Non-Cash Investing Activities:
Change in accrual for purchase of fixed assets	285	83
Non-cash contributions on equity method investments	1,626	3,640
Non-cash distributions from equity method investments	(468)	(409)
Non-cash sale of assets held-for-sale for repayment of CIT loan	—	(11,069)
Non-cash purchases of other investments, at fair value	—	2,437
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	(12,131)	(5,914)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group	280	—
Non-cash distributions to Non-Controlling Interests in consolidated entities	(9,499)	—
Unrealized gain on interest rate swaps attributable to Non-Controlling Interests in Apollo Operating Group, net of taxes	2,010	2,399
Satisfaction of liability related to AAA RDUs	(455)	3,845
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	(88)	6,601
Net transfers of AAA ownership interest from AGM	88	(6,601)
Dilution impact of issuance of Class A shares	—	134,862
Dilution impact of issuance of Class A shares on Non-Controlling Interests in Apollo Operating Group	—	(127,096)
Unrealized gain (loss) on available-for-sale securities (from equity method investment)	(3)	(109)
Non-cash contributions to Non-Controlling Interests related to equity-based compensation	152,412	354,916
Unrealized gain on interest rate swaps	1,052	1,092
Deferred tax liability related to interest rate swaps	(237)	(345)
Capital increases related to equity-based compensation	137,305	215,391
Non-cash contribution from Non-Controlling Interests in consolidated entities	1,247	—
Tax benefits related to deliveries of Class A shares for RSUs	(45)	(683)
Non-cash accrued compensation related to ARI RSUs	826	430
Non-cash accrued compensation related to AAA RDUs	437	223
Non-Controlling Interests in consolidated entities related to acquisition	306,351	—
Capital increase related to business acquisition	14,001	—
Satisfaction of liability related to repayment of CIT loan	—	11,069

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

SIX MONTHS ENDED JUNE 30, 2012 and 2011

(dollars in thousands, except share data)

	2012	2011
Net Assets Transferred from Consolidated Variable Interest Entity:
Cash and cash equivalents	1,161,016	—
Investments, at fair value	8,581,827	—
Other assets	394,026	—
Debt, at fair value	(7,255,172)	—
Other liabilities	(560,262)	—
Net Assets Transferred from Consolidated Fund:
Investments, at fair value	46,147	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reorganization of the Company

The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “2007 Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan (the “Managing Partners”).

As of June 30, 2012, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC (“APO Asset”), a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC (“APO (FC)”), an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 34.5% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned general partners.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly own (through Holdings) Apollo Operating Group units (“AOG Units”) that represent 65.5% of the economic interests in the Apollo Operating Group as of June 30, 2012. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

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

Initial Public Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. AGM received net proceeds from the initial public offering of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings’ ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and the Company's ownership interest increased from 29.3% to 33.5%. As such, the difference between the fair value of the consideration paid for the Apollo Operating Group level ownership interest and the book value on the date of the IPO is reflected in additional paid in capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds in which the general partner is presumed to have control (e.g., AP Alternative Assets, L.P., a Guernsey limited partnership that, through AAA Investments L.P., its investment partnership, generally invests alongside certain of the Company’s private equity funds and directly in certain of its capital markets funds and in other transactions that the Company sponsors and manages (“AAA”) and the Apollo Credit Senior Loan Fund, L.P. (“Apollo Senior Loan Fund”)). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining if there is a related-party group, and if so, which party within the related-party group is most closely associated with a VIE. The use of these judgments has a material impact to certain components of Apollo’s condensed consolidated financial statements.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of June 30, 2012 and December 31, 2011.

Refer to additional disclosures regarding VIEs in note 5. Intercompany transactions and balances, if any, have been eliminated in consolidation.

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

Non-Controlling Interest—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo primarily includes the 65.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 97% ownership interest held by limited partners in AAA as of June 30, 2012. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

Advisory and Transaction Fees from Affiliates—Advisory and transaction fees, including directors’ fees are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“Broken Deal Costs”). These costs (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is broken, all of the costs are reimbursed by the funds and then included in the calculation of the Management Fee Offset described below. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company of all costs incurred.

As a result of providing advisory services to certain private equity and capital markets portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations. The amounts due from portfolio companies are included in “Due from Affiliates,” which is discussed further in note 12. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to Advisory and Transaction Fees from Affiliates in the condensed consolidated statements of operations.

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

On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management who review and approve the valuation results related to our private equity investments. Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

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

Real Estate Investments—For the CMBS portfolio of Apollo’s funds, the estimated fair value is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. For Apollo’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.

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

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 9), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 9, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $773.0 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Fair Value Option—Apollo has elected the fair value option for the convertible notes issued by HFA and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. For the convertible notes issued by HFA, Apollo has elected to separately present interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible notes. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. Refer to note 4 and note 5 for further disclosure on financial instruments of the consolidated VIEs and the investment in HFA for which the fair value option has been elected.

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

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and six months ended June 30, 2012 and 2011, respectively.

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

Incentive Fee Compensation—Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the period. Incentive fee compensation expense is recognized on an accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal until the carried interest income crystallizes.

Other Income (Loss)

Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening balance sheet date and the closing balance sheet date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of investments at fair value.

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

Other Income (Loss), Net. Other income, net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, and other miscellaneous income and expenses.

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

Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, contingent consideration obligations related to acquisitions, non-cash compensation and fair value of investments and debt in the consolidated and unconsolidated funds and VIEs. Actual results could differ materially from those estimates.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Recent Accounting Pronouncements

In September 2011, the FASB issued an update which amends the guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to perform a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not to be less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. The amendments are effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company performed its annual goodwill impairment test as of June 30, 2012, utilizing the two step method, therefore the adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

In July 2012, the FASB issued amended guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to be less than the carrying amount, then the entity must perform the quantitative impairment test; otherwise, further testing would not be required. The amendments are effective for all entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

3. ACQUISITIONS AND BUSINESS COMBINATIONS

Business Combinations

Stone Tower

On April 2, 2012 (the “Acquisition Date”), the Company completed its previously announced acquisition (the “Acquisition”) of the membership interests of Stone Tower Capital LLC and its related management companies (“Stone Tower”), a leading alternative credit manager. The Acquisition was consummated by the Company for total consideration at fair value of approximately $237.2 million. The transaction added significant scale and several new credit product capabilities and increased the Assets Under Management of the capital markets segment.

Consideration exchanged at closing included a payment of approximately $105.5 million, which the Company funded from its existing cash resources, and equity granted to the former owners of Stone Tower with grant date fair value of $14.0 million valued using the Company’s closing stock price on April

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

2, 2012 of $14.40. Additionally, the Company will also make payments to the former owners of Stone Tower under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Stone Tower based on a specified percentage of carried interest income. The contingent consideration obligation has an Acquisition Date fair value of approximately $117.7 million, which was determined based on the present value of the estimated range of undiscounted carried interest income cash flows of approximately $139.4 million using a discount rate of 9.5%, and is reflected in profit sharing payable in the condensed consolidated statements of financial condition as of June 30, 2012.

As a result of the Acquisition, the Company incurred $4.6 million in acquisition costs, of which $2.8 million was incurred in the six months ended June 30, 2012.

Tangible assets acquired in the Acquisition consisted of management and carried interest receivable and other assets. Intangible assets acquired consisted primarily of certain management contracts providing economic rights to management fees, senior fees, subordinate fees, and carried interest from existing CLOs, funds and separately managed accounts managed by Stone Tower.

The Company has performed an analysis and an evaluation of the net assets acquired and liabilities assumed. The estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed as of the Acquisition Date resulting in a bargain purchase gain of approximately $1,951.2 million. The bargain purchase gain is reflected in other income, net within the condensed consolidated statements of operations with corresponding amounts reflected as components of appropriated partners’ capital within the condensed consolidated statements of changes in shareholders’ equity. The estimated fair values for the net assets acquired and liabilities assumed are summarized in the following table:

Tangible Assets:
Cash	$6,310
Carried Interest Receivable	36,097
Due from Affiliates	1,642
Other Assets	2,492
Total assets of consolidated variable interest entities	10,136,869

Intangible Assets:
Management Fees Contracts	9,694
Senior Fees Contracts	568
Subordinate Fees Contracts	2,023
Carried Interest Contracts	85,071
Non-Compete Covenants	200

Fair Value of Assets Acquired	10,280,966

Liabilities Assumed:
Accounts payable and accrued expenses	3,570
Due to Affiliates	4,410
Other Liabilities	8,979
Total liabilities of consolidated variable interest entities	7,815,434

Fair Value of Liabilities Assumed	7,832,393

Fair Value of Net Assets Acquired	2,448,573

Less: Net assets attributable to Non-Controlling Interests in consolidated entities	260,203
Less: Fair Value of Consideration Transferred	237,201

Gain on Acquisition	$1,951,169

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The bargain purchase gain was recorded in other income, net in the condensed consolidated statements of operations. During the one year measurement period, any changes resulting from facts and circumstances that existed as of the Acquisition Date will be reflected as a retrospective adjustment to the bargain purchase gain and the respective asset acquired or liability assumed.

The Acquisition related intangible assets valuation and related amortization are as follows:

	Weighted Average Useful Life in Years	As of June 30, 2012
Management Fees contracts	2.2	$9,694
Senior Fees Contracts	2.4	568
Subordinate Fees Contracts	2.5	2,023
Carried Interest Contracts	3.7	85,071
Non-Compete Covenants	2.0	200

Total Intangible Assets		97,556
Less: Accumulated amortization		(3,892)

Net Intangible Assets		$93,664

The results of operations of the acquired business since the Acquisition Date included in the Company’s condensed consolidated statements of operations for the period from April 2, 2012 to June 30, 2012 were as follows:

For the Period from April 2, 2012 to June 30, 2012
Total Revenues	$11,533
Net (Income) Attributable to Non-Controlling Interest	$(1,985,841)
Net Income Attributable to Apollo Global Management, LLC	$5,562

Unaudited Supplemental Pro Forma Information

Unaudited supplemental pro forma results of operations of the combined entity for the three and six months ended June 30, 2012 assuming the Acquisition had occurred as of January 1, 2012 are presented below. This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the Acquisition been completed on January 1, 2012, nor does it purport to be indicative of any future results.

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Total Revenues	$211,628	$1,002,721
Net Loss(Income) Attributable to Non-Controlling Interest	$75,305	$(2,183,857)
Net (Loss) Income Attributable to Apollo Global Management, LLC	$(41,386)	$72,124

Net (Loss) Income per Class A Share:
Net (Loss) Income per Class A Share – Basic and Diluted	$(0.38)	$0.44
Weighted Average Number of Class A Shares – Basic	126,457,443	125,863,348
Weighted Average Number of Class A Shares – Diluted	126,457,443	126,260,767

The six months supplemental pro forma earnings include an adjustment to exclude $5.5 million of compensation expense not expected to recur due to termination of certain contractual arrangements as part of the closing of the Acquisition.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Intangible Assets

Intangible assets, net consists of the following:

	June 30, 2012	December 31, 2011
Finite-lived intangible assets	$238,556	$141,000
Accumulated amortization	(74,816)	(59,154)

Intangible assets, net	$163,740	$81,846

Amortization expense related to intangible assets was $15.6 million and $7.6 million for the six months ended June 30, 2012 and 2011, respectively and $9.6 million and $4.4 for the three months ended June 30, 2012 and 2011, respectively.

Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	Remaining 2012	2013	2014	2015	2016	There- After	Total
Amortization of intangible assets	$27,128	$41,108	$36,078	$33,567	$7,730	$18,129	$163,740

4. INVESTMENTS

The following table represents Apollo’s investments:

	June 30, 2012	December 31, 2011
Investments, at fair value	$1,630,723	$1,552,122
Other investments	404,322	305,343

Total Investments	$2,035,045	$1,857,465

Investments at Fair Value

Investments at fair value consist of financial instruments held by AAA, investments held by the Apollo Senior Loan Fund and other funds, the Company’s investment in HFA and other investments held by the Company at fair value. As of June 30, 2012 and December 31, 2011, the net assets of the consolidated funds (excluding VIEs) were $1,587.9 million and $1,505.5 million, respectively. The following investments, except the investment in HFA and other investments, are presented as a percentage of net assets of the consolidated funds:

Investments, at Fair Value – Affiliates	June 30, 2012					December 31, 2011
	Fair Value			Cost	% of Net Assets of Consolidated Funds	Fair Value			Cost	% of Net Assets of Consolidated Funds
	Private Equity	Capital Markets	Total			Private Equity	Capital Markets	Total
Investments held by:
AAA	$1,516,899	$—	$1,516,899	$1,561,204	95.4%	$1,480,152	$—	$1,480,152	$1,662,999	98.4%
Investments held by Apollo Senior Loan Fund	—	25,985	25,985	25,924	1.6	—	24,213	24,213	24,569	1.6
HFA	—	38,549	38,549	56,190	N/A	—	46,678	46,678	54,628	N/A
Investments held by Other Funds(1)	—	48,036	48,036	48,036	3.0	—	—	—	—	—
Other Investments	1,254	—	1,254	3,391	N/A	1,079	—	1,079	2,881	N/A

Total	$1,518,153	$112,570	$1,630,723	$1,694,745	100.0%	$1,481,231	$70,891	$1,552,122	$1,745,077	100.0%

(1)	Includes the impact of the consolidation of Apollo GSS Holdings (Cayman), L.P. (“GSS”) during the three months ended June 30, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Securities

At June 30, 2012 and December 31, 2011, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	June 30, 2012
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Apollo Life Re Ltd.	Equity	$358,241	$457,900	28.8%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	98,832	164,895	10.4
Rexnord Corporation	Equity	37,461	156,698	9.9
NCL Corporation	Equity	98,906	98,500	6.2
LeverageSource, L.P.	Equity	123,805	97,765	6.1
Berry Plastics, Inc.	Equity	9,947	79,700	5.0

	December 31, 2011
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Apollo Life Re Ltd.	Equity	$358,241	$430,800	28.6%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	105,889	164,811	10.9
Rexnord Corporation	Equity	37,461	139,100	9.2
LeverageSource, L.P.	Equity	139,913	102,834	6.8
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	88,166	86,329	5.7
Momentive Performance Materials Holdings, Inc.	Equity	80,657	85,300	5.7

AAA Investments owns equity, as a private equity co-investment, equity converted from debt positions and debt, through its investment in Autumnleaf, L.P. and Apollo Fund VI BC, L.P., in CEVA Logistics. AAA Investments’ combined share of these debt and equity investments was valued at $97.5 million and $75.2 million as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, AAA Investments’ combined share of these debt and equity investments was greater than 5% of the net assets of the consolidated funds. Apollo Strategic Value Offshore Fund, Ltd. (the “Apollo Strategic Value Fund”) has an ownership interest in a special purpose vehicle, Apollo VIF/SVF Bradco LLC, which owns interests in Bradco Supply Corporation. AAA Investments’ share of this investment is valued at $92.5 million and $80.9 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, AAA Investments’ combined share of this investment was greater than 5.0% of the net assets of the consolidated funds. In addition to the AAA Investments’ private equity co-investment in Momentive Performance Materials Holdings Inc. (“Momentive”) noted above, AAA Investments has an ownership interest in the debt of Momentive. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net assets of the consolidated funds and is valued at $85.9 million at December 31, 2011.

The Apollo Strategic Value Offshore Fund, Ltd. (“Apollo Strategic Value Fund”) primarily invests in the securities of leveraged companies in North America and Europe through three core strategies: distressed investments, value-driven investments and special opportunities. In connection with the redemptions requested by AAA Investments of its investment in the Apollo Strategic Value Fund, the remainder of AAA Investments’ investment in the Apollo Strategic Value Fund was converted into liquidating shares issued by the Apollo Strategic Value Fund. The liquidating shares were initially allocated

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

a pro rata portion of each of the Apollo Strategic Value Fund’s existing investments and liabilities, and as those investments are sold, AAA Investments is allocated the proceeds from such disposition less its proportionate share of any current expenses incurred by the Apollo Strategic Value Fund.

During the first quarter of 2012, the general partner of the Apollo Asia Opportunity Offshore Fund, Ltd. (the “Apollo Asia Opportunity Fund”) determined that it was in the best interests of the limited partners in the Apollo Asia Opportunity Fund to wind down the fund and begin making distributions to investors as investments are liquidated. The remainder of the investment in the Apollo Asia Opportunity Fund is currently expected to be distributed as the less liquid investments are realized, with the final liquidation expected to occur in 2013, although the actual timing of the realizations may differ substantially from this estimate.

Apollo Life Re Ltd. is an Apollo-sponsored vehicle that owns the majority of the equity of Athene Holding Ltd. (“Athene”), the parent of Athene Life Re Ltd., a Bermuda-based reinsurance company focused on the life reinsurance sector, Athene Annuity & Life Assurance Company (formerly Liberty Life Insurance Company), a Delaware-domiciled stock life insurance company focused on retail sales and reinsurance in the retirement services market, Investors Insurance Corporation, a Delaware-domiciled stock life insurance company focused on the retirement services market and Athene Life Insurance Company, an Indiana-domiciled stock life insurance company focused on the institutional guaranteed investment contract (“GIC”) backed note and funding agreement markets.

Apollo Senior Loan Fund

On December 31, 2011, the Company invested $26.0 million in the Apollo Senior Loan Fund. As a result, the Company became the sole investor in the fund and therefore consolidated the assets and liabilities of the fund. The fund invests in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments. At least 90% of the Apollo Senior Loan Fund’s portfolio of investments must consist of senior secured, floating rate loans or cash or cash equivalents. Up to 10% of the Apollo Senior Loan Fund’s portfolio may consist of non-first lien fixed income investments and other income generating fixed income investments, including but not limited to senior secured bonds. The Apollo Senior Loan Fund may not purchase assets rated (tranche rating) at B3 or lower by Moody’s, or equivalent rating by another nationally recognized rating agency.

The Company has classified the instruments associated with the Apollo Senior Loan Fund investment as Level II and Level III investments. All Level II and Level III investments of the Apollo Senior Loan Fund were valued using broker quotes.

HFA

On March 7, 2011, the Company invested $52.1 million (including expenses related to the purchase) in a convertible note with an aggregate principal amount of $50.0 million and received 20,833,333 stock options issued by HFA, an Australian based specialist global funds management company.

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note will be converted on the eighth anniversary of its issuance on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis”, which is based on a hypothetical exit through conversion to common equity (for which quoted price

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

exists) as of the valuation date. The Company separately presents interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible note. For the three and six months ended June 30, 2012, the Company recorded $0.8 million and $1.6 million, respectively, in PIK interest income included in interest income in the condensed consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $1.02 as of June 30, 2012) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the six months ended June 30, 2012 and 2011, the Company recorded an unrealized (loss) gain of approximately $(9.7) million and $20.1 million, respectively, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations. For the three months ended June 30, 2012 and 2011, the Company recorded an unrealized (loss) gain of approximately $(13.1) million and $2.2 million, respectively, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations.

The Company has classified the instruments associated with the HFA investment as Level III investments.

Net (Losses) Gains from Investment Activities

Net (losses) gains from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains. Additionally net gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains from investment activities for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30, 2012
	Private Equity	Capital Markets	Total
Realized gains on sales of investments	$—	$45	$45
Change in net unrealized losses due to changes in fair values	(15,149)	(13,110)	(28,259)

Net Losses from Investment Activities	$(15,149)	$(13,065)	$(28,214)

	For the Three Months Ended June 30, 2011
	Private Equity	Capital Markets	Total
Change in net unrealized gains due to changes in fair value	$61,079	$2,232	$63,311

Net Gains from Investment Activities	$61,079	$2,232	$63,311

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2012
	Private Equity	Capital Markets	Total
Realized gains on sales of investments	$—	$136	$136
Change in net unrealized gains (losses) due to changes in fair values	138,543	(9,185)	129,358

Net Gains (Losses) from Investment Activities	$138,543	$(9,049)	$129,494

	For the Six Months Ended June 30, 2011
	Private Equity	Capital Markets	Total
Change in net unrealized gains due to changes in fair value	$201,179	$20,061	$221,240

Net Gains from Investment Activities	$201,179	$20,061	$221,240

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating (loss) income generated by these investments is recorded within (loss) income from equity method investments in the condensed consolidated statements of operations.

The following table presents (loss) income from equity method investments for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Investments:
Private Equity Funds:
AAA Investments	$(1)	$39	$83	$119
Apollo Investment Fund IV, L.P. (“Fund IV”)	(2)	2	(2)	12
Apollo Investment Fund V, L.P. (“Fund V”)	24	12	29	17
Apollo Investment Fund VI, L.P. (“Fund VI”)	(64)	222	2,548	2,896
Apollo Investment Fund VII, L.P. (“Fund VII”)	(858)	3,295	23,223	13,665
Apollo Natural Resources Partners, L.P. (“ANRP”)	137	—	174	—
Capital Markets Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	(30)	(152)	666	142
Apollo Value Investment Fund, L.P. (“VIF”)	(4)	(11)	15	4
Apollo Strategic Value Fund, L.P. (“SVF”)	(3)	(6)	12	3
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	78	(197)	1,966	496
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	(104)	(97)	291	369
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	(1,851)	175	7,168	4,360
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	522	323	2,955	938
Apollo European Principal Finance Fund, L.P. (“EPF I”)	150	1,516	794	2,863
Apollo Investment Europe II, L.P. (“AIE II”)	(400)	235	503	1,410
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	38	173	549	521
Apollo Senior Floating Rate Fund, Inc. (“AFT”)	1	—	11	—
Apollo Residential Mortgage, Inc. (“AMTG”)	403 (1)	—	555 (1)	—
Apollo European Credit, L.P. (“AEC”)	(8)	—	27	—
Apollo European Strategic Investment L.P. (“AESI”)	(31)	—	162	—
Apollo Centre Street Partnership, L.P. (“ACSP”)	(67)	—	(67)	—
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	316	—	316	—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	268 (1)	175 (2)	516 (1)	312	(2)
AGRE U.S. Real Estate Fund, L.P.	(33)	—	(86)	—
CPI Capital Partners NA Fund	(10)	81	(31)	81
CPI Capital Partners Asia Pacific Fund	32	14	37	14
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	(1)	(683)	(306)	(1,306)
VC Holdings, L.P. Series C (“Vantium C”)	17	174	(133)	220
VC Holdings, L.P. Series D (“Vantium D”)	190	80	432	60
Other	452	—	5	—

Total (Loss) Income from Equity Method Investments	$(839)	$5,370	$42,412	$27,196

(1)	Amounts are as of March 31, 2012.
(2)	Amounts are as of March 31, 2011.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other investments as of June 30, 2012 and December 31, 2011 consisted of the following:

	Equity Held as of
	June 30, 2012		% of Ownership		December 31, 2011		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$887		0.058%		$859		0.057%
Fund IV	9		0.013		15		0.010
Fund V	231		0.013		202		0.014
Fund VI	10,166		0.098		7,752		0.082
Fund VII	167,384		1.311		139,765		1.318
ANRP	2,482		1.320		1,982		2.544
Capital Markets Funds:
SOMA	5,714		0.527		5,051		0.525
VIF	137		0.083		122		0.081
SVF	135		0.061		123		0.059
ACLF	13,323		2.474		14,449		2.465
Artus	5,610		6.156		6,009		6.156
COF I	42,558		1.951		37,806		1.977
COF II	21,063		1.449		22,979		1.472
EPF I	16,863		1.363		14,423		1.363
AIE II	8,348		2.146		7,845		2.076
Palmetto	12,164		1.186		10,739		1.186
AFT	94		0.034		84		0.034
Apollo/JH Loan Portfolio, L.P.	—		—		100		0.189
AMTG(3)	4,261	(1)	1.880	(1)	4,000	(2)	1.850	(2)
AEC	1,181		0.976		542		1.053
AESI	2,691		1.038		1,704		1.035
ACSP	4,308		2.442		—		—
AINV	50,000	(4)	2.981		—		—
EPF II	9,231		2.302		—		—
Real Estate:
ARI(3)	11,523	(1)	2.730	(1)	11,288	(2)	2.730	(2)
AGRE U.S. Real Estate Fund, L.P.	1,875		1.845		5,884		2.065
CPI Capital Partners NA Fund	440		0.334		564		0.344
CPI Capital Partners Europe Fund	5		0.001		5		0.001
CPI Capital Partners Asia Pacific Fund	151		0.039		256		0.039
Other Equity Method Investments:
Vantium A/B	54		6.450		359		6.450
Vantium C	5,573		2.073		6,944		2.300
Vantium D	1,777		6.345		1,345		6.300
Portfolio Company Holdings	4,084		N/A	(5)	2,147		N/A	(5)

Total Other Investments	$404,322				$305,343

(1)	Amounts are as of March 31, 2012.
(2)	Amounts are as of September 30, 2011.
(3)	Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.
(4)	Amount of investment made on April 2, 2012, which is reflected at cost.
(5)	Ownership percentages are not presented for these equity method investments in our portfolio companies as we only present for the funds in which we are the general partner.

As of June 30, 2012 and December 31, 2011 and for the six months ended June 30, 2012 and 2011, no single equity method investee held by Apollo exceeded 20% of its total consolidated assets or income. As such, Apollo is not required to present summarized income statement information for any of its equity method investees.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

	Level I		Level II		Level III		Totals
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Assets, at fair value:
Investment in AAA Investments, L.P.	$—	$—	$—	$—	$1,516,899	$1,480,152	$1,516,899	$1,480,152
Investments held by Apollo Senior Loan Fund	—	—	25,985	23,757	—	456	25,985	24,213
Investments in HFA, GSS and Other	—	—	—	—	87,839	47,757	87,839	47,757

Total	$—	$—	$25,985	$23,757	$1,604,738	$1,528,365	$1,630,723	$1,552,122

	Level I		Level II		Level III		Totals
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$—	$3,843	$—	$—	$—	$3,843

Total	$—	$—	$—	3,843	$—	$—	$—	3,843

There was a transfer of investments from Level III into Level II relating to investments held by the Apollo Senior Loan Fund during the six months ended June 30, 2012, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. There were no transfers between Level I, II or III during the six months ended June 30, 2011 relating to assets and liabilities, at fair value, noted in the tables above.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$1,581,773	$1,777,191	$1,480,152	$1,637,091
Purchases	—	307	—	307
Distributions	(49,724)	(28,000)	(101,795)	(28,000)
Change in unrealized (losses) gains, net	(15,150)	61,079	138,542	201,179

Balance, End of Period	$1,516,899	$1,810,577	$1,516,899	$1,810,577

The following table summarizes the changes in the investment in HFA, GSS and Other Investments, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$52,571	$69,898	$47,757	$—
Acquisition of consolidated fund	46,147	—	46,147	—
Purchases	2,809	2,437	3,959	54,506
Change in unrealized (losses) gains, net	(13,688)	2,232	(10,024)	20,061
Expenses incurred	—	(2,069)	—	(2,069)

Balance, End of Period	$87,839	$72,498	$87,839	$72,498

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The change in unrealized gains (losses), net has been recorded within the caption “Net (losses) gains from investment activities” in the condensed consolidated statements of operations.

The following table summarizes the changes in the Apollo Senior Loan Fund, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Balance, Beginning of Period	$484	$456
Sale of investments	(2)	(461)
Realized gains	—	9
Change in unrealized losses	(1)	(6)
Transfers out of Level III	(481)	(481)
Transfers into Level III	—	483

Balance, End of Period	$—	$—

The change in unrealized losses and realized gains have been recorded within the caption “Net (losses) gains from investment activities” in the condensed consolidated statements of operations.

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	June 30, 2012		December 31, 2011
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Comparable company and industry multiples	$584,422	34.8%	$749,374	44.6%
Discounted cash flow models	654,722	38.9	643,031	38.4
Listed quotes	294,185	17.5	139,833	8.3
Broker quotes	156,246	9.3	179,621	10.7
Other net liabilities(1)	(8,643)	(0.5)	(33,330)	(2.0)

Total Investments	1,680,932	100.0%	1,678,529	100.0%

Other net liabilities(2)	(164,033)		(198,377)

Total Net Assets	$1,516,899		$1,480,152

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)	Balances include other assets, liabilities and general partner interests of AAA Investments and are primarily comprised of $359.9 million and $402.5 million in long-term debt offset by cash and cash equivalents at the June 30, 2012 and December 31, 2011 balance sheet dates, respectively. Carrying values approximate fair value for other assets and liabilities and, accordingly, extended valuation procedures are not required.

The significant unobservable inputs used in the fair value measurement of the Level III investments are the comparable multiples and weighed average cost of capital rates applied in the valuation models for each investment. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, the comparable multiples are generally multiplied by the underlying companies EBITDA to establish the total enterprise value of our portfolio company investments. The comparable multiple is determined based on the implied trading multiple of public industry peers. Similarly, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the weighted average cost of capital calculation that weights the cost of equity and the cost of debt based on comparable debt to equity ratios.

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

Consolidated Variable Interest Entities

In accordance with the methodology described in note 2, Apollo has twenty-nine consolidated VIEs as of June 30, 2012, of which six were consolidated in connection with the Company’s October 2011 acquisition of Gulf Stream Asset Management, LLC (“Gulf Stream”) and fifteen were consolidated in connection with the Company’s April 2012 acquisition of Stone Tower. Refer to note 3 for further discussion of the Stone Tower acquisition.

The majority of the consolidated VIEs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

	Level I		Level II		Level III		Totals
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Investments, at fair value	$164	$—	$11,460,079	$3,055,357	$997,966	$246,609	$12,458,209	$3,301,966

	Level I		Level II		Level III		Totals
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Liabilities, at fair value	$—	$—	$—	$—	$11,232,660	$3,189,837	$11,232,660	$3,189,837

Level III investments include corporate loan and corporate bond investments held by the consolidated VIEs, while the Level III liabilities consist of notes and loans, the valuations of which are discussed further in note 2. All Level II investments were valued using broker quotes. Transfers of investments out of Level III and into Level II or Level I, if any, are accounted for as of the end of the reporting period in which the transfer occurred.

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

The following table summarizes the fair value transfers between Level I and Level II:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Transfers from Level II into Level I(1)	$164	$164

(1)	Transfers into Level I represents those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for Investments, at fair value categorized as Level III in the fair value hierarchy as of June 30, 2012. The disclosure below excludes Level III Investments, at fair value as of June 30, 2012, for which the determination of fair value is based on broker quotes:

	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets:
Bank Debt Term Loans	49,444	Discounted Cash Flow – Comparable Yields	Discount rate	9.0%–15.4%	13.0%
Stocks	7,817	Market Comparable Companies	Comparable Multiples	6.5x–6.5x	6.5x
Total	57,261

The significant unobservable inputs used in the fair value measurement of the bank debt term loans and stocks include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies EBITDA to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$215,246	$135,427	$246,609	$170,369
Acquisition of VIEs	1,482,057	—	1,482,057	—
Elimination of investments attributable to consolidated VIEs	(59,764)	—	(59,764)	—
Purchases of investments	210,721	200,890	437,666	485,515
Sale of investments	(935,739)	(30,130)	(975,013)	(80,589)
Net realized (losses) gains	5,850	546	1,192	1,834
Net unrealized gains (losses)	(9,377)	268	2,215	2,690
Transfers out of Level III and into Level II	(55,913)	(102,599)	(346,430)	(398,981)
Transfers into Level III and out of Level II	144,885	68,589	209,434	92,153

Balance, End of Period	$997,966	$272,991	$997,966	$272,991

Changes in net unrealized (losses) gains included in Net Gains (Losses) from Investment Activities of consolidated VIEs related to investments still held at reporting date	$(2,063)	$80	$5,437	$1,353

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

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$3,700,536	$723,232	$3,189,837	$1,127,180
Acquisition of VIEs (see note 3)	7,317,144	—	7,317,144	—
Elimination of debt attributable to consolidated VIEs	(59,772)	20	(60,544)	4
Borrowings	503,848	454,356	929,532	454,356
Repayments	(243,343)	—	(246,134)	(412,057)
Net realized gains on debt	—	—	—	(41,819)
Changes in net unrealized losses (gains) on debt	14,247	(3,040)	102,825	46,904

Balance, End of Period	$11,232,660	$1,174,568	$11,232,660	$1,174,568

Changes in net unrealized losses (gains) included in Net Gains (Losses) from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$8,456	$(3,040)	$93,021	$1,678

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities

The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three and six months ended June 30, 2012 and 2011, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net unrealized (losses) gains from investment activities	$(18,021)	$(6,957)	$51,998	$25,190
Net realized gains (losses) from investment activities	12,349	2,425	14,634	(12,619)

Net (losses) gains from investment activities	(5,672)	(4,532)	66,632	12,571

Net unrealized (losses) gains from debt	(14,247)	3,040	(102,825)	(46,904)
Net realized gains from debt	—	—	—	41,819

Net (losses) gains from debt	(14,247)	3,040	(102,825)	(5,085)

Interest and other income	171,229	10,187	216,860	24,948
Other expenses	(119,547)	(21,064)	(165,105)	(27,715)

Net Gains (Losses) from Investment Activities of Consolidated VIEs	$31,763	$(12,369)	$15,562	$4,719

Senior Secured Notes and Subordinated Notes—Included within liabilities of consolidated VIEs debt, at fair value are amounts due to third-party institutions with respect to the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$11,238,427	1.27%		7.5	$3,121,126	1.35%		8.9
Subordinated Notes(2)(3)	1,015,717	N/A	(1)	8.0	416,275	N/A	(1)	8.8

	$12,254,144				$3,537,401

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)	The fair value of Senior Secured and Subordinated Notes as of June 30, 2012 and December 31, 2011 was $11,233 million and $3,190 million, respectively.
(3)	The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2012 and December 31, 2011, the fair value of the consolidated VIE assets was $14,155 million and $3,533 million, respectively. This collateral consisted of cash and cash equivalents, investments as fair value and other assets.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the quantitative inputs and assumptions used for Liabilities, at fair value categorized as Level III in the fair value hierarchy as of June 30, 2012. The disclosure below excludes Level III Liabilities, at fair value as of June 30, 2012, for which the determination of fair value is based on broker quotes:

As of June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Ranges
Subordinated Notes	$141,978	Discounted Cash Flow	Discount Rate	17.0%–17.0%
			Default Rate	1.5%–1.5%
			Recovery Rate	80.0%–80.0%
Senior Secured Notes	$2,022,750	Discounted Cash Flow	Discount Rate	2.62%–2.87%
			Default Rate	2.0%–2.0%
			Recovery Rate	64.0%–64.0%

The significant unobservable inputs used in the fair value measurement of the subordinated and senior secured notes include the discount default and recovery rates applied in the valuation models. These inputs in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of subordinated and senior secured notes; conversely decreases in the discount rate can significantly increase the fair value of subordinated and senior secured notes. The discount rate is determined based on the market rates an investor would expect for similar subordinated and senior secured notes with similar risks.

The consolidated VIEs have elected the fair value option to value the term loans and notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of June 30, 2012, the debt, at fair value is classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the debt, at fair value, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2012, the Company was not aware of any instances of noncompliance with any of the covenants.

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

	June 30, 2012
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$13,287,683		$(39,891)		$7,404
Capital Markets	3,235,199		(177,307)		15,467
Real Estate	1,848,566		(1,420,991)		—

Total	$18,371,448	(1)	$(1,638,189	)(2)	$22,871	(3)

(1)	Consists of $273,461 in cash, $17,631,005 in investments and $466,982 in receivables.
(2)	Represents $1,617,293 in debt and other payables and $20,896 in securities sold, not purchased.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

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

At June 30, 2012, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P. and AutumnLeaf, L.P. At June 30, 2012, the aggregate amount of such investments was $138.2 million. The Company’s ownership interest in AAA was 2.71% at June 30, 2012.

At December 31, 2011, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P. and AutumnLeaf, L.P. At December 31, 2011, the aggregate amount of such investments was $131.8 million. The Company’s ownership interest in AAA was 2.45% at December 31, 2011.

6. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, capital markets and real estate funds consists of the following:

	June 30, 2012	December 31, 2011
Private equity	$990,515	$672,952
Capital markets	308,821	195,630
Real estate	3,493	—

Total Carried Interest Receivable	$1,302,829	$868,582

The table below provides a roll-forward of the carried interest receivable balance for the six months ended June 30, 2012:

	Private Equity	Capital Markets	Real Estate	Total
Carried interest receivable, January 1, 2012	$672,952	$195,630	$—	$868,582
Change in fair value of funds/subadvisory income(1)	522,275	161,412	5,926	689,613
Stone Tower acquisition (see note 3)	—	36,097	—	36,097
Fund cash distributions to the Company	(204,712)	(84,318)	(2,433)	(291,463)

Carried Interest Receivable, June 30, 2012(2)	$990,515	$308,821	$3,493	$1,302,829

(1)	During the six months ended June 30, 2012, the Company recorded $68.5 million and $0.2 million of an increase in general partner obligations to return previously distributed carried interest income or fees relating to Fund VI and SOMA, respectively. Additionally, with respect to the Company’s real estate business, the Company receives carried interest income from a subadvisory agreement.
(2)	As of June 30, 2012, the Company had a general partner obligation to return previously distributed carried interest income of $143.8 million and $18.3 million relating to Fund VI and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

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

7. OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2012	December 31, 2011
Deferred taxes	$15,629	$2,774
Deferred rent	14,639	14,798
Deferred payment related to acquisition	7,375	3,858
Unsettled trades and redemption payable	4,347	2,902
Interest rate swap agreements	—	3,843
Other	5,981	4,875

Total Other Liabilities	$47,971	$33,050

Interest Rate Swap Agreements—The principal financial instruments used for cash flow hedging purposes are interest rate swaps. Apollo entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively converted a portion of the Company’s variable rate debt under the AMH Credit Agreement (discussed in note 9) to a fixed rate, without exchanging the notional principal amounts. Apollo entered into an interest rate swap agreement whereby Apollo received floating rate payments in exchange for fixed rate payments based on 5.175%, on the notional amount of $167.0 million, effectively converting a portion of its floating rate borrowings to a fixed rate. The interest rate swap expired in May 2012. Apollo had hedged only the risk related to changes in the benchmark interest rate (three month LIBOR). As of June 30, 2012 and December 31, 2011, the Company has recorded a liability of $0.0 million and $3.8 million, respectively, to recognize the fair value of this derivative.

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

8. INCOME TAXES

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

The Company’s provision for income taxes totaled $10.7 million and $3.6 million for the three months ended June 30, 2012 and 2011, respectively and $25.2 million and $12.4 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s effective tax rate was approximately 0.58% and (3.51)% for the three months ended June 30, 2012 and 2011, respectively and 1.10% and 7.79% for the six months ended June 30, 2012 and 2011, respectively.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of June 30, 2012, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2008 through 2011 are open under the normal statute of limitations and therefore subject to examination.

9. DEBT

Debt consists of the following:

	June 30, 2012			December 31, 2011
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	5.68	%(1)	$728,273	5.39	%(1)
CIT secured loan agreement	9,867	3.48%		10,243	3.39%

Total Debt	$738,140	5.65%		$738,516	5.35%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH irrevocably elected three-month LIBOR for $167 million of the debt for five years from the closing date of the AMH Credit Agreement, which expired in May 2012. The remaining amount of the debt is computed currently based on three-month LIBOR. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for loans with extended maturity, as discussed below, and 1.00% for loans without the extended maturity as of June 30, 2012 and 3.75% for loans with extended maturity and 1.00% for loans without the extended maturity as of December 31, 2011). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

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

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at June 30, 2012 was 4.22% and the interest rate on the remaining $5.0 million portion of the loan at June 30, 2012 was 1.47%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $773.0 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2012 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of June 30, 2012 and December 31, 2011, the AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of June 30, 2012, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were $72.5 million, $58.8 million, $56.5 million, $164.7 million and $(918.5) million, respectively. As of December 31, 2011, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were $56.6 million, $46.2 million, $50.1 million, $131.9 million and $(1,014.3) million, respectively.

In accordance with the AMH Credit Agreement as of June 30, 2012, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.

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

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of June 30, 2012, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

CIT Secured Loan Agreement—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At June 30, 2012, the interest rate was 3.42%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreement for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of June 30, 2012, the carrying value of the remaining CIT secured loan is $9.9 million.

Apollo has determined that the carrying value of this debt approximates fair value as the loans are primarily variable rate in nature and would be categorized as a Level III liability in the fair value hierarchy.

10. NET INCOME PER CLASS A SHARE

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The table below presents basic and diluted net (loss) income per Class A share using the two-class method for the three and six months ended June 30, 2012 and 2011:

	Basic and Diluted
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
Numerator:
Net (loss) income attributable to Apollo Global Management, LLC	$(41,386)		$(50,989)		$56,657		$(12,833)
Distributions declared on Class A shares	(31,615	)(1)	(26,779	)(2)	(89,695	)(1)	(43,426	)(2)
Distributions on participating securities	(6,192)		(4,706)		(16,498)		(7,964)
Earnings allocable to participating securities	—	(3)	—	(3)	—	(3)	—	(3)

Undistributed Loss Attributable to Class A Shareholders	$(79,193)		$(82,474)		$(49,536)		$(64,223)

Denominator:
Weighted average number of Class A shares outstanding	126,457,443		120,963,248		125,863,348		109,652,330

Net income per Class A share: Basic and Diluted(4)
Distributable Earnings	$0.25		$0.22		$0.71		$0.40
Undistributed loss	(0.63)		(0.68)		(0.39)		(0.59)

Net (Loss) Income per Class A Share	$(0.38)		$(0.46)		$0.32		$(0.19)

(1)	The Company declared a $0.46 distribution on Class A shares on February 10, 2012 and a $0.25 distribution on Class A shares on May 8, 2012. As a result, there is an increase in net loss attributable to Class A shareholders presented during the three months ended June 30, 2012 and a decrease in net (loss) income attributable to Class A shareholders during the six months ended June 30, 2012.
(2)	The Company declared a $0.17 distribution on Class A shares on January 4, 2011 and a $0.22 distribution on Class A shares on May 12, 2011. As a result, there is an increase in net loss attributable to Class A shareholders presented during the three and six months ended June 30, 2011.
(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in losses of the Company with the Class A shareholders.
(4)	For the three months ended June 30, 2012, unvested RSUs, AOG Units and the share options were determined to be anti-dilutive. Therefore, basic and diluted net loss per share is identical for this period. For the six months ended June 30, 2012, share options were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The resulting diluted earnings per share amount was not significantly different from basic earnings per share and therefore, was presented as the same amount. The AOG Units and unvested RSUs were determined to be anti-dilutive for the six months ended June 30, 2012. For the three and six months ended June 30, 2011, unvested RSUs, AOG Units and the share options were determined to be anti-dilutive. Therefore, basic and diluted net loss per share is identical for these periods.

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees during 2010 and 2011 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees in 2010 and 2011 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of June 30, 2012, approximately 20.9 million vested RSUs and 5.4 million unvested RSUs were eligible for participation in distribution equivalents.

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

Apollo has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net (loss) income per share as it does not participate in Apollo’s (losses) earnings or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share currently has a super voting power of 240,000,000 votes.

The table below presents transactions in Class A shares during the six months ended June 30, 2012 and the year ended December 31, 2011, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of AGM Class A Shares Transaction	Number of Shares Issued (Repurchased/ Cancelled) in AGM Class A Shares Transaction (in thousands)	AGM ownership% in AOG before AGM Class A Shares Transaction	AGM ownership% in AOG after AGM Class A Shares Transaction	Holdings ownership% in AOG before AGM Class A Shares Transaction	Holdings ownership% in AOG after AGM Class A Shares Transaction
January 8, 2011	Issuance	2	N/A (1)	N/A (1)	N/A (1)	N/A (1)
March 15, 2011	Issuance	1,548	29.0%	29.3%	71.0%	70.7%
April 4, 2011	Issuance	21,500	29.3%	33.5%	70.7%	66.5%
April 7, 2011	Issuance	750	33.5%	33.7%	66.5%	66.3%
July 11, 2011	Issuance	77	N/A (1)	N/A (1)	N/A (1)	N/A (1)
August 15, 2011	Issuance	1,191	33.7%	33.9%	66.3%	66.1%
October 10, 2011	Issuance	52	N/A (1)	N/A (1)	N/A (1)	N/A (1)
November 10, 2011	Issuance	1,011	33.9%	34.1%	66.1%	65.9%
November 22, 2011	Net Settlement	(130)	N/A (1)	N/A (1)	N/A (1)	N/A (1)
January 18, 2012	Issuance	394	34.1%	34.1%	65.9%	65.9%
February 13, 2012	Issuance	1,994	34.1%	34.5%	65.9%	65.5%
March 5, 2012	Issuance	50	N/A (1)	N/A (1)	N/A (1)	N/A (1)
April 3, 2012	Issuance	150	N/A (1)	N/A (1)	N/A (1)	N/A (1)

(1)	Transaction did not have a material impact on ownership.

11. EQUITY-BASED COMPENSATION

AOG Units

The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the three and six months ended June 30, 2012, $116.2 million and $232.3 million of compensation expense was recognized, respectively. For the three and six months ended June 30, 2011, $258.2 million and $516.4 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 3% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of June 30, 2012, there was $276.3 million of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next 12 months.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the activity of the AOG Units for the six months ended June 30, 2012:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	22,593,210	$22.64
Granted	—	—
Forfeited	—	—
Vested at June 30, 2012	(10,127,112)	22.94

Balance at June 30, 2012	12,466,098	$22.39

Units Expected to Vest—As of June 30, 2012, approximately 12,326,000 AOG Units are expected to vest.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. All grants after March 29, 2011 consider the public share price of the Company. For Plan Grants the fair value is based on grant date fair value, and are discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to 24 quarters (for Plan Grants) or annual vesting over three years (for Bonus Grants). During the quarter ended June 30, 2012, 1,479,905 RSUs were granted with a fair value of $19.3 million. Of these awards, 972,266 RSUs relate to awards granted as part of the Stone Tower acquisition that vested as of the acquisition date. The fair value of these granted awards is $14.0 million and was included in the fair value of consideration transferred for the Stone Tower acquisition. The fair value of these awards was not charged to compensation expense, but charged to additional paid in capital in the condensed consolidated statements of changes in shareholders’ equity. Refer to note 3 for further discussion of the Stone Tower acquisition. The actual forfeiture rate was 2.1% and 0.3% for the three and six months ended June 30, 2012, respectively. For the six months ended June 30, 2012 and 2011, $55.0 million and $50.8 million of compensation expense were recognized, respectively. For the three months ended June 30, 2012 and 2011, $24.0 million and $27.0 million of compensation expense was recognized, respectively.

Delivery of Class A Shares

During the first quarter of 2012 and 2011, the Company delivered Class A Shares for vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their Class A share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a tax liability and a corresponding accumulated deficit adjustment. The adjustment for the six months ended June 30, 2012 and 2011 was $16.9 million and $9.0 million, respectively, and is disclosed in the condensed consolidated statement of equity. There was no adjustment for the three months ended June 30, 2012 and 2011.

The delivery of RSUs does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A Shareholders. The delivery of Class A Shares for vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the six months ended June 30, 2012, the Company delivered 2,487,853 Class A Shares in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 34.5% from 34.1%.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes RSU activity for the six months ended June 30, 2012:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	20,480,773	$11.38	20,240,008	40,720,781
Granted	1,479,905	13.03	—	1,479,905
Forfeited	(444,008)	12.42	—	(444,008)
Delivered	—	11.19	(3,616,843)	(3,616,843)
Vested	(4,320,402)	12.21	4,320,402	—

Balance at June 30, 2012	17,196,268	$11.29	20,943,567	38,139,835 (1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

Units Expected to Vest—As of June 30, 2012, approximately 16,165,000 RSUs are expected to vest.

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, 5,000,000 options were granted on December 2, 2010. These options vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016. In addition, 555,556 options were granted on January 22, 2011 and 25,000 options were granted on April 9, 2011. Of the options granted on January 22, 2011, half of such options that vested and became exercisable on December 31, 2011 were exercised on March 5, 2012 and the other half that were due to vest and become exercisable on December 31, 2012 were forfeited during the quarter ended March 31, 2012. The options granted on April 9, 2011 vested and became exercisable with respect to half of the options on December 31, 2011 and the other half vests in four equal quarterly installments starting on March 31, 2012 and ending on December 31, 2012. For the three and six months ended June 30, 2012, $1.2 million and $2.4 million of compensation expense was recognized as a result of option grants, respectively. For the three and six months ended June 30, 2011, $1.8 million and $3.2 million of compensation was recognized as a result of these grants, respectively.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the share option activity for the six months ended June 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2012	5,580,556	$8.14	$32,996	8.93
Granted	—	—	—	—
Exercised	(277,778)	9.00	(2,364)	—
Forfeited	(277,778)	9.00	(2,364)	—

Balance at June 30, 2012	5,025,000	8.05	$28,268	8.42

Exercisable at June 30, 2012	1,268,749	$8.15	$7,151	8.42

Units Expected to Vest—As of June 30, 2012, approximately 3,531,000 options are expected to vest.

The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at June 30, 2012 was $19.9 million and is expected to be recognized over a weighted average period of 4.5 years.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value considers the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the three and six months ended June 30, 2012 and 2011, the actual forfeiture rate was 0%. For the six months ended June 30, 2012 and 2011, $0.4 million and $0.2 million of compensation expense was recognized, respectively. For the three months ended June 30, 2012 and 2011, $0.3 million and $0.1 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

During the three and six months ended June 30, 2012 and 2011, the Company delivered 60,702 and 389,785 RDUs, respectively, to individuals who had vested in these units. The deliveries in 2012 and 2011 resulted in a reduction of the accrued compensation liability of $0.5 million and $3.8 million, respectively, and the recognition of a net decrease of additional paid in capital in 2012 of $1.3 million and a net decrease in 2011 of $2.8 million, respectively. These amounts are presented in the condensed consolidated statements of changes in shareholders’ equity. There was $0.4 million and $0.5 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of June 30, 2012 and December 31, 2011, respectively. The following table summarizes RDU activity for the six months ended June 30, 2012:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2012	196,653	$8.17	60,702	257,355
Granted	256,673	9.45	—	256,673
Forfeited	—	—	—	—
Delivered	—	8.69	(60,702)	(60,702)
Vested	—	—	—	—

Balance at June 30, 2012	453,326	$8.89	—	453,326

Units Expected to Vest—As of June 30, 2012, approximately 426,000 RDUs are expected to vest.

The following table summarizes the activity of RDUs available for future grants:

	RDUs Available For Future Grants
Balance at January 1, 2012	1,947,837
Purchases	159,635
Granted	(387,617	)(1)
Forfeited	—

Balance at June 30, 2012	1,719,855

(1)	On March 7, 2012, the Company delivered 130,944 RDUs to certain employees as part of AAA’s carry reinvestment program. This resulted in a decrease in profit sharing payable of $0.6 million in the condensed consolidated statements of financial condition. No additional compensation expense was recognized.

Restricted Stock and Restricted Stock Unit Awards—ARI

On September 29, 2009, 97,500 and 145,000 shares of ARI restricted stock were granted to the Company and certain of the Company’s employees, respectively. Additionally, on December 31, 2009, 5,000 shares of ARI restricted stock were granted to an employee of the Company. The fair value of the Company and employee awards granted was $1.8 million and $2.7 million, respectively. These awards generally vest over three years or twelve quarters, with the first quarter vesting on January 1, 2010. On March 23, 2010, July 1, 2010 and July 21, 2010, 102,084, 5,000 and 16,875 shares of ARI restricted stock units (“ARI RSUs”), respectively, were granted to certain of the Company’s employees. Pursuant to the March 23, 2010 and July 21, 2010 issuances, 102,084 and 16,875 shares of ARI restricted stock, respectively, were forfeited by the Company’s employees. As the fair value of ARI RSUs was not greater than the forfeiture of the restricted stock, no additional value will be amortized. On April 1, 2011 and August 4, 2011, 5,000 and 152,750 ARI RSUs, respectively, were granted to certain of the Company’s employees. On August 4, 2011, 156,000 ARI RSUs were granted to the Company. On December 28, 2011, the Company issued 45,587 ARI RSUs to certain of the Company’s employees. On March 15, 2012, 20,000 ARI RSUs were granted to an employee of the Company. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for certain restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations. For the six months ended June 30, 2012 and 2011, $1.2 million and $0.7 million of management fees and $0.8 million and $0.4 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three months ended June 30, 2012 and 2011, $0.7 million and $0.4 million of management fees and $0.4 million and $0.2 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0% and 2% for the three and six months ended June 30, 2012, respectively, and 0% for three and six months ended June 30, 2011.

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the six months ended June 30, 2012:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	32,502	374,754	$15.12	73,542	448,296
Granted to employees of the Company	—	20,000	15.17	—	20,000
Granted to the Company	—	—	—	—	—
Forfeited by employees of the Company	—	(5,522)	14.09	—	(5,522)
Vested awards of the employees of the Company	—	(63,625)	15.58	63,625	—
Vested awards of the Company	(16,250)	(52,000)	15.71	52,000	—

Balance at June 30, 2012	16,252	273,607	$14.90	189,167	462,774

Units Expected to Vest—As of June 30, 2012, approximately 263,000 and 16,252 shares of ARI RSUs and ARI restricted stock, respectively, are expected to vest.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc. (“AMTG”)

On July 27, 2011, 18,750 and 11,250 AMTG restricted stock units (“AMTG RSUs”) were granted to the Company and certain of the Company’s employees, respectively. On September 26, 2011, 875 AMTG RSUs were granted to certain employees of the Company. On June 30, 2012, 5,000 AMTG RSUs were granted to an employee of the Company with a fair value of $0.1 million. These awards generally vest over three years or twelve calendar quarters, with the first quarter vesting on October 1, 2011. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations.

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for certain restrictions. For the three and six months ended June 30, 2012, $0.0 million of management fees and $0.0 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 0% for the three and six months ended June 30, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the six months ended June 30, 2012:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	28,305	$17.56	2,570	30,875
Granted to employees of the Company	5,000	18.93	—	5,000
Vested awards of the employees of the Company	(2,022)	16.57	2,022	—
Vested awards of the Company	(3,125)	18.20	3,125	—

Balance at June 30, 2012	28,158	$17.80	7,717	35,875

Units Expected to Vest—As of June 30, 2012, approximately 27,000 AMTG RSUs are expected to vest.

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

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2012:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$116,171	65.5%	$76,082	$40,089
RSUs and Share Options	25,213	—	—	25,213
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	431	65.5	282	149
AAA RDUs	299	65.5%	196	103

Total Equity-Based Compensation	$142,114		76,560	65,554

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(478)	(252)

Capital Increase Related to Equity-Based Compensation			$76,082	$65,302

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2012:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$232,342	65.5%	$152,412	$79,930
RSUs and Share Options	57,375	—	—	57,375
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	826	65.5	541	285
AAA RDUs	437	65.5%	286	151

Total Equity-Based Compensation	$290,980		153,239	137,741

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(827)	(436)

Capital Increase Related to Equity-Based Compensation			$152,412	$137,305

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2011:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,191	66.5%	$171,694	$86,497
RSUs and Share Options	28,768	—	—	28,768
ARI Restricted Stock Awards and ARI RSUs	247	66.5	156	91
AAA RDUs	152	66.5	98	54

Total Equity-Based Compensation	$287,358		171,948	115,410

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(254)	(145)

Capital Increase Related to Equity-Based Compensation			$171,694	$115,265

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2011:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$516,382	68.7%	$354,916	$161,466
RSUs and Share Options	53,925	—	—	53,925
ARI Restricted Stock Awards and ARI RSUs	434	68.7	288	146
AAA RDUs	224	68.7	149	75

Total Equity-Based Compensation	$570,965		355,353	215,612

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(437)	(221)

Capital Increase Related to Equity-Based Compensation			$354,916	$215,391

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

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

Due from affiliates and due to affiliates are comprised of the following:

	As of June 30, 2012	As of December 31, 2011
Due from Affiliates:
Due from private equity funds	$23,209	$28,465
Due from portfolio companies	74,416	61,867
Management and advisory fees receivable from capital markets funds	49,974	23,545
Due from capital markets funds	24,812	15,822
Due from Contributing Partners, employees and former employees	55,622	30,353
Due from real estate funds	18,030	13,453
Other	1,517	3,235

Total Due from Affiliates	$247,580	$176,740

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$445,934	$451,743
Due to private equity funds	157,389	86,500
Due to capital markets funds	18,687	18,817
Due to real estate funds	1,200	1,200
Distributions payable to employees	11,383	12,532
Other(1)	7,943	7,972

Total Due to Affiliates	$642,536	$578,764

(1)	Includes a $4.7 million contingent consideration liability at fair value due to former owners of Gulf Stream.

Tax Receivable Agreement and Other

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

In April 2012, Apollo made a $5.8 million cash payment pursuant to the TRA resulting from the realized tax benefit for the 2011 tax year. Included in the payment was approximately $1.2 million and approximately $0.1 million of interest paid to the Managing Partners and Contributing Partners, respectively. Because distributions from the Apollo Operating Group are made pari parsu to all unit holders, the TRA payment noted above resulted in an additional $11.0 million distribution to Holdings.

Due from Contributing Partners, Employees and Former Employees

The Company has accrued $45.8 million and $22.1 million in receivables as of June 30, 2012 and December 31, 2011, respectively from the Contributing Partners and certain employees and former employees of Fund VI for the potential return of carried interest income that would be due if the private equity fund were liquidated at the balance sheet date. In addition, there was a $6.6 million and $6.5 million, receivable as of June 30, 2012 and December 31, 2011, respectively, from the Contributing Partners and certain employees associated with a credit agreement with Fund VI as described below in Due to Private Equity Funds.

Management Fee Waiver and Notional Investment Program

Apollo has forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $6.8 million and $7.7 million for the three months ended June 30, 2012 and 2011, respectively, and $13.6 million and $15.4 million for the six months ended June 30, 2012 and 2011, respectively.

Distributions

The table below presents the determination, declaration, and payment of the amount of quarterly distributions which were made at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 4, 2011	0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3
February 12, 2012	0.46	February 29, 2012	58.1	110.4	168.5	10.3
May 8, 2012	0.25	May 30, 2012	31.6	60.0	91.6	6.2

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

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. At December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. During the three and six months ended June 30, 2012, respectively, there was no interest paid. During the three and six months ended June 30, 2012, there was $0.0 million and $0.1 million accrued interest on the outstanding loan obligation, respectively. As of June 30, 2012, the total outstanding loan aggregated $9.2 million, including accrued interest of $1.1 million which approximated fair value, of which approximately $6.6 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In addition, assuming Fund VI is liquidated on the balance sheet date, the Company has also accrued a liability to Fund VI of $143.8 million and $75.3 million at June 30, 2012 and December 31, 2011, respectively, in connection with the potential general partner obligation to return carried interest income that was previously distributed from Fund VI. Of this amount, approximately $45.8 million and $22.1 million is a receivable from Contributing Partners, employees and former employees at June 30, 2012 and December 31, 2011, respectively.

Due to Capital Markets Funds

In connection with the Gulf Stream acquisition during October 2011, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. The contingent consideration liability had a fair value of approximately $4.7 million as of October 24, 2011 (the date of acquisition) and June 30, 2012, which was determined based on the present value of the estimated range of undiscounted incentive fee payable cash flows between $0 and approximately $8.7 million using a discount rate of 13.7%.

Similar to the private equity funds, certain capital markets funds allocate carried interest income to the Company. As of December 31, 2011, the Company had accrued a liability to SOMA of $18.1 million in connection with the potential general partner obligation to return previously distributed carried interest income from SOMA. This amount increased by $0.2 million during the six months ended June 30, 2012. As such, there was a general partner obligation of $18.3 million accrued as of June 30, 2012.

Due to Real Estate Funds

In connection with the acquisition of Citi Property Investors (“CPI”) during November 2010, Apollo is contingently obligated to Citigroup Inc. based on a specified percentage of future earnings from the date of acquisition through December 31, 2012. The estimated fair value of the contingent liability was $1.2 million as of June 30, 2012 and December 31, 2011, respectively, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Regulated Entities

During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, or “FINRA”, subject to the minimum net capital requirements of the SEC. AGS is in compliance with the requirements at June 30, 2012. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS earns underwriting and transaction fees for its services.

The Company also has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority. This entity has continuously operated in excess of these regulatory capital requirements.

All of the investment advisors of the Apollo funds are affiliates of certain subsidiaries of the Company that are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended.

Due to Strategic Investor/Strategic Relationship Agreement

On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with the California Public Employees’ Retirement System (“CalPERS”). The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS.

Interests in Consolidated Entities

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Non-Controlling Interests reflected in the condensed consolidated statements consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
AAA(1)	$17,721	$(59,077)	$(132,441)	$(195,302)
Interest in management companies and a co-investment vehicle(2)	(2,366)	(1,596)	(2,200)	(5,234)
Other consolidated entities	6,892	(54)	6,892	(14,350)

Net loss (income) attributable to Non-Controlling Interests in consolidated entities	22,247	(60,727)	(127,749)	(214,886)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	(1,962,947)	12,423	(1,932,653)	9,631
Net loss (income) attributable to Non-Controlling Interests in the Apollo Operating Group	64,837	101,960	(148,559)	45,962

Net (income) loss attributable to Non-Controlling Interests	(1,875,863)	53,656	(2,208,961)	(159,293)
Net income (loss) attributable to Appropriated Partners’ Capital(4)	1,962,947	(12,423)	1,932,653	(9,631)
Other Comprehensive Income attributable to Non-Controlling Interests	(801)	(1,146)	(2,010)	(2,399)

Comprehensive Loss (Income) Attributable to Non-Controlling Interests	$86,283	$40,087	$(278,318)	$(171,323)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(1)	Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% and 98% during the three and six months ended June 30, 2012, respectively, and 98% and 97% during the three and six months ended June 30, 2011, respectively.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management entities and a private equity co-invest vehicle.
(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.2 million for the three and six months ended June 30, 2012.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive (income) loss attributable to non-controlling interest on the statements of comprehensive income.

13. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders, in connection with their capital commitment to certain funds managed by the Company. As of June 30, 2012, the maximum exposure relating to these financial guarantees approximated $1.9 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), the Company may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of June 30, 2012, the Company has no current obligations to Artus.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, capital markets and real estate funds, Apollo has unfunded capital commitments as of June 30, 2012 and December 31, 2011 of $218.7 million and $137.9 million, respectively.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. On June 14, 2012, the plaintiffs filed a Fifth Amended Complaint. The defendants filed a motion to dismiss the Fifth Amended Complaint in part, and that motion was granted in part and denied in part. On July 21, 2012, all defendants filed motions for summary judgment, and those motions remain pending. Currently, Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. Apollo believes that plaintiffs’ claims lack factual and legal merit and intends to defend itself vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“Apollo”), which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that Apollo is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion's board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The Court has consolidated the Kelm, Miller, and Schnabel cases and ordered that they proceed on the same schedule. On June 18, 2012, the Court appointed lead plaintiffs’ counsel and set deadlines for the plaintiffs to file a consolidated amended complaint (August 17, 2012) and a RICO case statement (September 7, 2012) and for defendants to answer or otherwise respond to the consolidated amended complaint (October 19, 2012). Apollo believes that plaintiffs' claims against it are without merit. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC ("Arvco") (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Apollo believes that it has handled its use of placement agents in an appropriate manner. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors' defense of the California Attorney General action described above. To date, no such claims have been brought. Apollo denies the merit of any such claims and will vigorously contest them, if they are brought.

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

As of June 30, 2012, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Aggregate minimum future payments	$18,153	$37,300	$37,545	$36,299	$36,325	$102,496	$268,118

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.1 million and $9.0 million for the three months ended June 30, 2012 and 2011, respectively, and $19.5 million and $17.5 million for the six months ended June 30, 2012 and 2011, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2012, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Other long-term obligations	$6,216	$2,919	$500	$104	$—	$—	$9,739

Contingent Obligations—Carried interest income in both private equity funds and certain capital markets and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through June 30, 2012 and that would be reversed approximates $1.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

June 30, 2012
Private Equity Funds:
Fund VII	$994,582
Fund V	306,247
Fund IV	22,671
Other (AAA, Stanhope Life, L.P. “Stanhope”)	22,548

Total Private Equity Funds	1,346,048

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds)	17,168
Mezzanine Funds (AIE II)	24,753
Non-Performing Loan Fund (EPF)	65,820
Senior Credit Funds (COF I/COF II, ACLF, AEC, collateralized loan obligations (“CLOs”))	356,169
Stone Tower Funds/CLOs	102,135
Sub-Advisory Arrangements	2,159

Total Capital Market Funds	568,204

Real Estate Funds:
CPI Other	1,647

Total Real Estate Funds	1,647

Total	$1,915,899

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 12, the Company has recorded a general partner obligation to return previously distributed carried interest income of $143.8 million and $18.3 million relating to Fund VI and SOMA, respectively, as of June 30, 2012.

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

One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of June 30, 2012, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future realized incentive fee revenue earned from certain of the Stone Tower Funds, CLOs, CDOs and managed accounts. This contingent consideration liability had an Acquisition Date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation is $114.7 million as of June 30, 2012. Refer to note 3 for additional details related to the Stone Tower acquisition. The contingent consideration liability will be remeasured to fair value each reporting period until the contingency is resolved. The changes to the fair value of the contingent consideration obligation will be reflected in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

In connection with the Gulf Stream acquisition, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. The contingent liability had a fair value of approximately $4.7 million as of June 30, 2012 and December 31, 2011 and is recorded in due to affiliates in the condensed consolidated statements of financial condition.

In connection with the CPI acquisition, the consideration transferred in the acquisition was a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of June 30, 2012 and December 31, 2011 and is recorded in due to affiliates in the condensed consolidated statements of financial condition.

During the one year measurement period, any changes resulting from facts and circumstances that existed as of the Acquisition Date will be reflected as a retrospective adjustment to the bargain purchase gain and the respective asset acquired or liability assumed.

The Company has determined that the contingent consideration obligations are categorized as a Level III liability in the fair value hierarchy as the pricing inputs into the determination of fair value requires significant management judgment and estimation.

The following table summarizes the quantitative inputs and assumptions used for the contingent consideration obligations categorized in Level III of the fair value hierarchy as of June 30, 2012.

	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Financial Assets:
Contingent consideration obligations	$120,615	Discounted cash flow	Discount rate	7.0%-13.7%

The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. In order to determine the discount rate the Company considered the following: the weighted average cost of capital for the Company, the implied internal rate of return for the transaction, and weighted average return on assets.

The following table summarizes the changes in contingent consideration obligations, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$5,900	$1,200	$5,900	$1,200
Acquisition of Stone Tower (see note 3)	117,700	—	117,700	—
Repayments	(2,985)	—	(2,985)	—

Balance, End of Period	$120,615	$1,200	$120,615	$1,200

14. MARKET AND CREDIT RISK

In the normal course of business, Apollo encounters market and credit risk concentrations. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. Credit risk includes the risk of default on Apollo’s investments, where the counterparty is unable or unwilling to make required or expected payments.

The Company is subject to a concentration risk related to the investors in its funds. As of June 30, 2012, no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At June 30, 2012 and December 31, 2011, $738.1 million and $738.5 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

15. SEGMENT REPORTING

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

The tables below present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

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

During the fourth quarter 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, capital markets and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation expense for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the three and six months ended June 30, 2011:

	Impact of Modification on ENI
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
For the three months ended June 30, 2011	$(5,132)	$(7,302)	$(1,800)	$(14,234)
For the six months ended June 30, 2011	(9,948)	(13,851)	(4,015)	(27,814)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table presents financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2012:

	As of and for the Three Months Ended June 30, 2012
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$65,114	$4,320	$592	$70,026
Management fees from affiliates	69,158	74,351	12,888	156,397
Carried interest income from affiliates	5,685	2,482	4,249	12,416

Total Revenues	139,957	81,153	17,729	238,839
Expenses	82,931	78,560	16,705	178,196
Other Loss	(1,357)	(14,537)	(276)	(16,170)
Non-Controlling Interests	—	(2,438)	—	(2,438)

Economic Net Income (Loss)	$55,669	$(14,382)	$748	$42,035

Total Assets	$1,952,742	$1,575,758	$93,926	$3,622,426

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended June 30, 2012:

	As of and for the Three Months Ended June 30, 2012
	Total Reportable Segments	Consolidation Adjustments and Other		Consolidated
Revenues	$238,839	$(27,211	)(1)	$211,628
Expenses	178,196	138,766	(2)	316,962
Other (loss) income	(16,170)	1,966,631	(3)	1,950,461
Non-Controlling Interests	(2,438)	(1,873,425)		(1,875,863)

Economic Net Income	$42,035 (5)	N/A

Total Assets	$3,622,426	$15,609,731	(6)	$19,232,157

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

For the Three Months Ended June 30, 2012
Net (losses) from investment activities	$(15,106)
Net gains from investment activities of consolidated variable interest entities	31,763
Loss from equity method investments(4)	(2,158)
Interest and other income	963
Gain on acquisition (see note 3)	1,951,169

Total Consolidation Adjustments	$1,966,631

(4)	Includes $0.1 million, which reflects the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Loss attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2012
Economic Net Income	$42,035
Income tax provision	(10,650)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	64,837
Non-cash charges related to equity-based compensation(7)	(128,002)
Amortization of intangible assets	(9,606)

Net Loss Attributable to Apollo Global Management, LLC	$(41,386)

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2012:

	For the Three Months Ended June 30, 2012
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$65,114	$—	$65,114	$4,320	$—	$4,320
Management fees from affiliates	69,158	—	69,158	74,351	—	74,351
Carried interest income (loss) from affiliates:
Unrealized losses(1)	—	(37,693)	(37,693)	—	(16,677)	(16,677)
Realized gains	—	43,378	43,378	9,200	9,959	19,159

Total Revenues	134,272	5,685	139,957	87,871	(6,718)	81,153
Compensation and benefits(2)	45,197	13,858	59,055	35,488	3,827	39,315
Other expenses(2)	23,876	—	23,876	39,245	—	39,245

Total Expenses	69,073	13,858	82,931	74,733	3,827	78,560

Other (Loss) Income	(3,202)	1,845	(1,357)	(663)	(13,874)	(14,537)
Non-Controlling Interests	—	—	—	(2,438)	—	(2,438)

Economic Net Income (Loss)	$61,997	$(6,328)	$55,669	$10,037	$(24,419)	$(14,382)

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 million and $18.3 million with respect to Fund VI and SOMA, respectively, for the three months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592
Management fees from affiliates	12,888	—	12,888
Carried interest income from affiliates:
Unrealized gains	—	1,647	1,647
Realized gains	—	2,602	2,602

Total Revenues	13,480	4,249	17,729
Compensation and benefits(1)	8,376	2,139	10,515
Other expenses(1)	6,190	—	6,190

Total Expenses	14,566	2,139	16,705
Other (Loss) Income	(516)	240	(276)

Economic Net (Loss) Income	$(1,602)	$2,350	$748

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	As of and for the Three Months Ended June 30, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$21,545	$2,011	$—	$23,556
Management fees from affiliates	65,465	46,049	9,673	121,187
Carried interest income from affiliates	138,986	25,147	—	164,133

Total Revenues	225,996	73,207	9,673	308,876
Expenses	121,807	65,925	16,963	204,695
Other Income	8,233	4,721	9,782	22,736
Non-Controlling Interests	—	(1,596)	—	(1,596)

Economic Net Income	$112,422	$10,407	$2,492	$125,321

Total Assets	$2,865,679	$1,376,213	$80,570	$4,322,462

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements for the three months ended June 30, 2011:

	As of and for the Three Months Ended June 30, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$308,876		$—		$308,876
Expenses	204,695		275,311	(1)	480,006
Other income	22,736		47,299	(2)	70,035
Non Controlling Interests	(1,596)		55,252		53,656

Economic Net Income	$125,321	(3)	N/A		N/A

Total Assets	$4,322,462		$3,067,265	(4)	$7,389,727

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(1)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising amortization of AOG Units, and amortization of intangible assets.
(2)	Results from the following:

For the Three Months Ended June 30, 2011
Net gains from investment activities	$61,079
Net losses from investment activities of consolidated variable interest entities	(12,369)
Loss from equity method investments	(1,411)

Total Consolidation Adjustments	$47,299

(3)	The reconciliation of Economic Net Income to Net Loss Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2011
Economic Net Income	$125,321
Income tax provision	(3,550)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	101,960
Non-cash charges related to equity-based compensation(5)	(270,336)
Amortization of intangible assets	(4,384)

Net Loss Attributable to Apollo Global Management, LLC	$(50,989)

(4)	Represents the addition of assets of consolidated funds and consolidated VIEs.
(5)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to the condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2011:

	For the Three Months Ended June 30, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$21,545	$—	$21,545	$2,011	$—	$2,011
Management fees from affiliates	65,465	—	65,465	46,049	—	46,049
Carried interest income (loss) from affiliates:
Unrealized (losses) gains	—	(32,397)	(32,397)	—	6,658	6,658
Realized gains	—	171,383	171,383	11,200	7,289	18,489

Total Revenues	87,010	138,986	225,996	59,260	13,947	73,207
Compensation and benefits(1)	35,260	59,884	95,144	34,932	7,255	42,187
Other expenses(1)	26,663	—	26,663	23,738	—	23,738

Total Expenses	61,923	59,884	121,807	58,670	7,255	65,925

Other Income	3,681	4,552	8,233	530	4,191	4,721
Non-Controlling Interests	—	—	—	(1,596)	—	(1,596)

Economic Net Income (Loss)	$28,768	$83,654	$112,422	$(476)	$10,883	$10,407

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	9,673	—	9,673
Carried interest income from affiliates	—	—	—

Total Revenues	9,673	—	9,673
Compensation and benefits(1)	11,116	—	11,116
Other expenses(1)	5,847	—	5,847

Total Expenses	16,963	—	16,963

Other Income	9,512	270	9,782

Economic Net Income	$2,222	$270	$2,492

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2012:

	As of and for the Six Months Ended June 30, 2012
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$90,994	$5,676	$592	$97,262
Management fees from affiliates	136,155	127,022	23,253	286,430
Carried interest income from affiliates	453,727	186,344	5,926	645,997

Total Revenues	680,876	319,042	29,771	1,029,689
Expenses	346,565	183,548	34,599	564,712
Other Income	32,520	9,592	780	42,892
Non-Controlling Interests	—	(3,847)	—	(3,847)

Economic Net Income (Loss)	$366,831	$141,239	$(4,048)	$504,022

Total Assets	$1,952,742	$1,575,758	$93,926	$3,622,426

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the six months ended June 30, 2012:

	As of and for the Six Months Ended June 30, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,029,689		$(41,318	)(1)	$988,371
Expenses	564,712		275,480	(2)	840,192
Other income	42,892		2,099,757	(3)	2,142,649
Non-Controlling Interests	(3,847)		(2,205,114)		(2,208,961)

Economic Net Income	$504,022	(5)	N/A		N/A

Total Assets	$3,622,426		$15,609,731	(6)	$19,232,157

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs, expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Six Months Ended June 30, 2012
Net gains from investment activities	$139,184
Net gains from investment activities of consolidated variable interest entities	15,562
Loss from equity method investments(4)	(7,458)
Interest and other income	1,300
Gain on acquisition (see note 3)	1,951,169

Total Consolidation Adjustments	$2,099,757

(4)	Includes $1.6 million, which reflects the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2012
Economic Net Income	$504,022
Income tax provision	(25,210)
Net (loss) attributable to Non-Controlling Interests in Apollo Operating Group	(148,559)
Non-cash charges related to equity-based compensation(7)	(257,935)
Amortization of intangible assets	(15,661)

Net Income Attributable to Apollo Global Management, LLC	$56,657

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2012:

	For the Six Months Ended June 30, 2012
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$90,994	$—	$90,994	$5,676	$—	$5,676
Management fees from affiliates	136,155	—	136,155	127,022	—	127,022
Carried interest income from affiliates:
Unrealized gains(1)	—	288,279	288,279	—	131,577	131,577
Realized gains	—	165,448	165,448	18,800	35,967	54,767

Total Revenues	227,149	453,727	680,876	151,498	167,544	319,042
Compensation and benefits(2)	83,757	218,141	301,898	71,241	47,145	118,386
Other expenses(2)	44,667	—	44,667	65,162	—	65,162

Total Expenses	128,424	218,141	346,565	136,403	47,145	183,548

Other Income	69	32,451	32,520	2,282	7,310	9,592
Non-Controlling Interests	—	—	—	(3,847)	—	(3,847)

Economic Net Income	$98,794	$268,037	$366,831	$13,530	$127,709	$141,239

(1)	Included in unrealized carried interest income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $68.5 million and $0.2 million with respect to Fund VI and SOMA, respectively, for the six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Six Months Ended June 30, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$592	—	$592
Management fees from affiliates	23,253	—	23,253
Carried interest income from affiliates:
Unrealized gains	—	1,647	1,647
Realized gains	—	4,279	4,279

Total Revenues	23,845	5,926	29,771

Compensation and benefits(1)	18,067	3,597	21,664
Other expenses(1)	12,935	—	12,935

Total Expenses	31,002	3,597	34,599
Other Income	361	419	780

Economic Net (Loss) Income	$(6,796)	$2,748	$(4,048)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table presents financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2011:

	As of and for the Six Months Ended June 30, 2011
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$36,642	$6,330	$—	$42,972
Management fees from affiliates	130,981	89,427	18,929	239,337
Carried interest income from affiliates	580,681	142,228	—	722,909

Total Revenues	748,304	237,985	18,929	1,005,218
Expenses	382,445	155,075	34,465	571,985
Other Income	29,148	34,372	10,441	73,961
Non-Controlling Interests	—	(5,234)	—	(5,234)

Economic Net Income (Loss)	$395,007	$112,048	$(5,095)	$501,960

Total Assets	$2,865,679	$1,376,213	$80,570	$4,322,462

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the six months ended June 30, 2011:

	As of and for the Six Months Ended June 30, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,005,218		$—		$1,005,218
Expenses	571,985		549,602	(1)	1,121,587
Other income (loss)	73,961		201,238	(2)	275,199
Non-controlling interests	(5,234)		(154,059)		(159,293)

Economic Net Income	$501,960	(3)	N/A		N/A

Total Assets	$4,322,462		$3,067,265	(4)	$7,389,727

(1)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to equity-based compensation.
(2)	Results from the following:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

For the Six Months Ended June 30, 2011
Net gains from investment activities	$201,179
Net gains from investment activities of consolidated variable interest entities	4,719
Loss from equity method investments	(4,660)

Total Consolidation Adjustments	$201,238

(3)	The reconciliation of Economic Net Income to Net Loss attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2011
Economic Net Income	$501,960
Income tax provision	(12,370)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	45,962
Non-cash charges related to equity-based compensation(5)	(540,749)
Amortization of intangible assets	(7,636)

Net Loss Attributable to Apollo Global Management, LLC	$(12,833)

(4)	Represents the addition of assets of consolidated funds and consolidated VIEs.
(5)	Includes impact of non-cash charges related to amortization of AOG Units and Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2011:

	For the Six Months Ended June 30, 2011
	Private Equity			Capital Markets
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$36,642	$—	$36,642	$6,330	$—	$6,330
Management fees from affiliates	130,981	—	130,981	89,427	—	89,427
Carried interest income from affiliates:
Unrealized gains	—	290,733	290,733	—	94,912	94,912
Realized gains	—	289,948	289,948	23,740	23,576	47,316

Total Revenues	167,623	580,681	748,304	119,497	118,488	237,985
Compensation and benefits(1)	80,224	252,031	332,255	62,969	42,352	105,321
Other expenses(1)	50,190	—	50,190	49,754	—	49,754

Total Expenses	130,414	252,031	382,445	112,723	42,352	155,075

Other Income	8,805	20,343	29,148	3,205	31,167	34,372
Non-Controlling Interests	—	—	—	(5,234)	—	(5,234)

Economic Net Income	$46,014	$348,993	$395,007	$4,745	$107,303	$112,048

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	For the Six Months Ended June 30, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	18,929	—	18,929
Carried interest income from affiliates	—	—	—

Total Revenues	18,929	—	18,929
Compensation and benefits(1)	23,378	—	23,378
Other expenses(1)	11,087	—	11,087

Total Expenses	34,465	—	34,465
Other Income	10,034	407	10,441

Economic Net (Loss) Income	$(5,502)	$407	$(5,095)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

16. SUBSEQUENT EVENTS

On July 9, 2012 the Company issued 1,451,915 Class A shares in settlement of vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 34.5% to 34.8%.

On August 2, 2012, the Company declared a cash distribution of $0.24 per Class A share, which will be paid on August 31, 2012 to holders of record on August 27, 2012.

On August 6, 2012, the Company issued 1,961,631 Class A shares in settlement of vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 34.8% to 35.1%.

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

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit-oriented capital markets and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise and invest funds and managed accounts on behalf of some of the world’s most prominent pension and endowment funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 616 employees, including 237 investment professionals, as of June 30, 2012. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Houston, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai.

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

As of June 30, 2012, we had total AUM of $104.9 billion across all of our businesses. Our latest private equity buyout fund, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2012 Fund VII had $4.5 billion of uncalled commitments, or “dry powder”, remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through June 30, 2012. A number of our capital markets funds have also performed well since their inception through June 30, 2012.

As of June 30, 2012, approximately 92% of our total AUM was in funds with a contractual life at inception of seven years or more, and 7% of our total AUM was in permanent capital vehicles with unlimited duration.

Holding Company Structure

The diagram below depicts our current organizational structure:

Note:	The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure.

(1)	The Strategic Investors hold 46.2% of the Class A shares outstanding. The Class A shares held by investors other than the Strategic Investors represent 22.5% of the total voting power of our shares entitled to vote and 18.9% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.
(2)	Our managing partners own BRH Holdings GP, Ltd., or “BRH,” which in turns holds our only outstanding Class B share. The Class B share represents 77.5% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our managing partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 57% of the limited partner interests in the Apollo Operating Group.
(3)	Through BRH Holdings, L.P., our managing partners beneficially own limited partner interests in Holdings.
(4)	Holdings owns 64.9% of the limited partner interests in each Apollo Operating Group entity. The Apollo Operating Group units held by Holdings are exchangeable for Class A shares. Our managing partners, through their interests in BRH and Holdings, beneficially own 57% of the Apollo Operating Group units. Our contributing partners, through their ownership interests in Holdings, beneficially own 7.9% of the Apollo Operating Group units.
(5)	BRH is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.
(6)	Represents 35.1% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

Apollo Global Management, LLC, through three intermediate holding companies (APO Corp., APO Asset Co., LLC and APO (FC), LLC), owns 35.1% of the economic interests of, and operates and controls all of the business and affairs of, the Apollo Operating Group and its subsidiaries. Holdings owns the remaining 64.9% of the economic interests in the Apollo Operating Group. Apollo Global Management, LLC consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as Non-Controlling Interests in Apollo Global Management, LLC’s condensed consolidated financial statements.

Each of the Apollo Operating Group partnerships holds interests in different businesses or entities organized in different jurisdictions.

Our structure is designed to accomplish a number of objectives, the most important of which are as follows:

•

We are a holding company that is qualified as a partnership for U.S. Federal income tax purposes. Our intermediate holding companies enables us to maintain our partnership status and to meet the qualifying income exception.

•

We have historically used multiple management companies to segregate operations for business, financial and other reasons. Going forward, we may increase or decrease the number of our management companies or partnerships within the Apollo Operating Group, based on our views regarding the appropriate balance between (a) administrative convenience and (b) continued business, financial, tax and other optimization.

Business Environment

During the second quarter of 2012, global equity markets were down and saw an increase in volatility. The market’s volatile performance was largely attributable to economic reports indicating slower global growth and the ongoing European debt overhang. The focus on day-to-day headlines addressing possible policy responses by central banks and governments also contributed to this volatility. Credit markets were also more volatile during the second quarter of 2012, but finished on a stronger note in June. Against this backdrop, Apollo continued to see investment opportunities and deploy capital. Although realization activity slowed somewhat from the previous two quarters and the market’s appetite for additional IPOs has been subdued so far in 2012, dialogues with strategic buyers have continued and certain of the funds that Apollo manages were able to monetize certain of their credit and equity holdings. Apollo’s fundraising activities also continued at a strong pace, as evidenced by the $2.3 billion of new capital that was raised during the second quarter as institutional investors continued to turn to alternative investment managers for more attractive risk-adjusted returns in a low rate environment.

From the beginning of the third quarter of 2007 and through June 30, 2012, we have deployed approximately $33.5 billion of gross invested capital across our private equity and certain capital markets funds, focused on control, distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through June 30, 2012, the funds managed by Apollo have acquired approximately $17.3 billion in face value of distressed debt at discounts to par value and purchased approximately $38.1 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased many of these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.

Since the financial crisis in 2008, Apollo has relied on its deep industry, credit and financial structuring experience, coupled with its strengths as a value-oriented, distressed investor, to deploy significant amounts of new capital. In addition, Apollo has been relying on its restructuring and capital markets experience to work proactively with its funds’ portfolio company management teams to generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value. For example, as of June 30, 2012, Fund VI and its underlying portfolio companies purchased or retired approximately $19.6 billion in face value of debt and captured approximately $9.8 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. In certain situations, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions. Additionally, the portfolio companies of Fund VI have implemented approximately $3.3 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through June 30, 2012, which we believe will positively impact their operating profitability.

Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its investors by focusing on opportunities that management believes are often overlooked by other investors. Apollo’s expertise in capital markets and its focus on nine core industry sectors combined with more than 20 years of investment experience have allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors cover chemicals, commodities, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods. During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary period, our private equity funds have invested $26.9 billion, of which $16.7 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average purchase price multiple for Fund VII, VI and V was 6.1x, 7.6x and 6.8x, respectively as of June 30, 2012.

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

During the fourth quarter of 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, capital markets and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, a reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the three and six months ended June 30, 2011:

	Impact of Modification on ENI
	Private Equity Segment	Capital Markets Segment	Real Estate Segment	Total Reportable Segments
For the three months ended June 30, 2011	$(5,132)	$(7,302)	$(1,800)	$(14,234)
For the six months ended June 30, 2011	(9,948)	(13,851)	(4,015)	(27,814)

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

Assets Under Management

Assets Under Management, or AUM, refers to the investments we manage or with respect to which we have control. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our capital markets funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations) or certain collateralized loan obligation (“CLOs”) and collateralized debt obligation (“CDOs”) credit funds that have a fee generating basis other than mark-to-market asset values, plus used or available leverage and/or capital commitments;

(iii)	the gross asset values or net asset value of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio vehicles;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

The table below displays fee-generating and non-fee generating AUM by segment as of June 30, 2012 and 2011 and December 31, 2011. The changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of June 30,			As of December 31,
	2012		2011	2011
	(in millions)
Total Assets Under Management	$104,893	(1)	$71,714	$75,222
Fee-generating	77,449		48,851	58,121
Non-fee generating	27,444	(1)	22,863	17,101

Private Equity	38,228		40,430	35,384
Fee-generating	27,754		27,729	28,031
Non-fee generating	10,474		12,701	7,353

Capital Markets(2)	56,108		23,684	31,867
Fee-generating	45,509		18,064	26,553
Non-fee generating	10,599		5,620	5,314

Real Estate(2)	7,861		7,600	7,971
Fee-generating	4,186		3,058	3,537
Non-fee generating	3,675		4,542	4,434

(1)	Includes $2.7 billion of commitments that have yet to be deployed to an Apollo fund within our three segments.
(2)	Certain of our publicly traded vehicles included in AUM and Fee-generating AUM are as of March 31, 2012.

During the six months ended June 30, 2012, our total fee-generating AUM increased primarily due to increases in other inflows/acquisitions in capital markets and subscriptions/capital raised across our three segments. The fee-generating AUM of our capital markets funds increased during the six months ended June 30, 2012 primarily due to the acquisition of Stone Tower, as well as increased subscriptions/capital raised and leverage. The fee-generating AUM of our real estate segment increased due to additional subscriptions and net segment transfers from other segments partially offset by distributions. The fee-generating AUM of our private equity funds decreased primarily due to leverage and distributions offset by income and movements between fee generating and non-fee generating AUM.

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

With respect to our private equity funds and certain of our capital markets and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to carried interest on the realized gains on the disposition of investments. Certain funds may have current fair values below invested capital, however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders equity as defined in the respective management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. With respect to ARI and AMTG, both of which are publicly traded on the New York Stock Exchange, we receive management fees on stockholders’ equity as defined in the respective management agreements. As of June 30, 2012, our total fee-generating AUM was comprised of approximately 91% of assets that earned management fees and the remaining balance of assets earned monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of June 30, 2012 and 2011 are presented below:

	As of June 30, 2012
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$15,076		$3,628		$381		$19,085
Fee-generating AUM based on invested capital	8,425		3,370		1,799		13,594
Fee-generating AUM based on gross/adjusted assets	938		28,711		1,817	(4)	31,466
Fee-generating AUM based on leverage(1)	3,315		3,393		—		6,708
Fee-generating AUM based on NAV	—		6,407		189		6,596

Total Fee-Generating AUM	$27,754	(2)	$45,509	(3)	$4,186		$77,449

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2012 was 66 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

	As of June 30, 2011
	Private Equity		Capital Markets		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$2,120		$281		$16,690
Fee-generating AUM based on invested capital	8,536		2,918		1,765		13,219
Fee-generating AUM based on gross/adjusted assets	1,187		6,958		779		8,924
Fee-generating AUM based on leverage(1)	3,717		3,560		—		7,277
Fee-generating AUM based on NAV	—		2,508		233	(4)	2,741

Total Fee-Generating AUM	$27,729	(2)	$18,064	(3)	$3,058		$48,851

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2011 was 72 months.
(3)	The fee-generating AUM for the capital markets funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our private equity segment by strategy:

	Total AUM			Fee Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Traditional Private Equity Funds	$36,292	$38,854	$33,671	$25,944	$26,440	$26,425
ANRP	788	—	561	787	—	559
AAA	1,148	1,576	1,152	1,023	1,289	1,047

Total	$38,228	$40,430	$35,384	$27,754	$27,729	$28,031

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our capital markets segment by strategy:

	Total AUM			Fee Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Distressed and Event-Driven Hedge Funds	$2,045	$2,601	$1,867	$1,969	$2,392	$1,783
Mezzanine Funds	3,999	4,449	3,904	3,193	3,956	3,229
Senior Credit Funds	16,868	12,159	15,405	12,351	8,237	11,931
Non-Performing Loan Fund	4,093	2,078	1,935	2,720	1,830	1,636
Other(1)	29,103	2,397	8,756	25,276	1,649	7,974

Total	$56,108	$23,684	$31,867	$45,509	$18,064	$26,553

(1)	Includes strategic investment accounts and investments managed by Athene Asset Management LLC and held by Stone Tower funds/CLOs.

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our real estate segment by strategy:

	Total AUM			Fee Generating AUM
	As of June 30,		As of December 31	As of June 30,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Fixed Income	$4,089	$3,214	$4,042	$1,906	$519	$1,411
Equity	3,772	4,386	3,929	2,280	2,539	2,126

Total	$7,861	$7,600	$7,971	$4,186	$3,058	$3,537

The following tables summarize changes in total AUM and total AUM for each of our segments for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012		2011(1)	2012		2011(1)
	(in millions)
Change in Total AUM:
Beginning of Period	$86,126	(2)	$69,959	$75,222		$67,551
Income	380		1,601	4,836		4,299
Subscriptions/Capital raised	2,251		1,085	6,592		1,886
Other inflows/Acquisitions	18,546		—	19,928		—
Distributions	(3,269)		(1,551)	(3,582)		(3,137)
Redemptions	(654)		(30)	(753)		(139)
Leverage	1,513		650	2,650		1,254

End of Period	$104,893	(2)	$71,714	$104,893	(2)	$71,714

Change in Private Equity AUM:
Beginning of Period	$38,398		$39,578	$35,384		$38,799
Income	517		837	3,748		2,670
Subscriptions/Capital raised	20		—	28		—
Distributions	(1,518)		(998)	(1,578)		(2,209)
Net segment transfers	158		31	157		164
Leverage	653		982	489		1,006

End of Period	$38,228		$40,430	$38,228		$40,430

Change in Capital Markets AUM:
Beginning of Period	$36,465		$23,834	$31,867		$22,283
(Loss) income	(117)		371	934		1,246
Subscriptions/Capital raised	2,101		1,000	3,129		1,805
Other inflows/Acquisitions	18,546		—	19,928		—
Distributions	(1,162)		(246)	(1,244)		(621)
Redemptions	(381)		(30)	(480)		(139)
Net segment transfers	(551)		(523)	(640)		(757)
Leverage	1,207		(722)	2,614		(133)

End of Period	$56,108		$23,684	$56,108		$23,684

Change in Real Estate AUM:
Beginning of Period	$8,263		$6,547	$7,971		$6,469
(Loss) income	(20)		393	154		383
Subscriptions/Capital raised	84		85	389		81
Distributions	(589)		(307)	(760)		(307)
Redemptions	(273	)(3)	—	(273	)(3)	—
Net segment transfers	743		492	833		593
Leverage	(347)		390	(453)		381

End of Period	$7,861		$7,600	$7,861		$7,600

(1)	Reclassified to conform to current period’s presentation.
(2)	Includes $3.0 billion and $2.7 billion of commitments that were yet to be deployed to an Apollo fund within our three segments at the end of the first quarter and second quarter of 2012, respectively.
(3)	Includes $273 million of released unfunded commitments primarily related to two legacy CPI real estate funds that were past their investment periods.

The following table summarizes changes in total fee-generating AUM and fee-generating AUM for each of our segments for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$59,571	$48,269	$58,121	$47,037
(Loss) income	(110)	419	289	994
Subscriptions/Capital raised	2,609	221	3,023	888
Other inflows/Acquisitions	16,194	—	17,576	—
Distributions	(1,269)	(196)	(1,453)	(511)
Redemptions	(363)	(12)	(460)	(118)
Net movements between Fee Generating and Non-Fee Generating	(615)	—	(618)	100
Leverage	1,432	150	971	461

End of Period	$77,449	$48,851	$77,449	$48,851

Change in Private Equity Fee-Generating AUM:
Beginning of Period	$27,653	$27,804	$28,031	$27,874
Income (loss)	58	(56)	134	(28)
Subscriptions/Capital raised	18	—	28	—
Distributions	(298)	(57)	(351)	(234)
Net segment transfers	—	31	—	65
Net movements between Fee Generating and Non-Fee Generating	230	—	239	—
Leverage	93	7	(327)	52

End of Period	$27,754	$27,729	$27,754	$27,729

Change in Capital Markets Fee-Generating AUM:
Beginning of Period	$28,207	$17,660	$26,553	$16,484
(Loss) income	(125)	954	130	1,536
Subscriptions/Capital raised	2,478	142	2,781	741
Other inflows/Acquisitions	16,194	—	17,576	—
Distributions	(833)	(100)	(903)	(231)
Redemptions	(363)	(12)	(460)	(118)
Net segment transfers	(501)	(292)	(589)	(326)
Net movements between Fee Generating and Non-Fee Generating	(887)	—	(877)	—
Leverage	1,339	(288)	1,298	(22)

End of Period	$45,509	$18,064	$45,509	$18,064

Change in Real Estate Fee-Generating AUM:
Beginning of Period	$3,711	$2,805	$3,537	$2,679
(Loss) income	(43)	(479)	25	(514)
Subscriptions/Capital raised	113	79	214	147
Distributions	(138)	(39)	(199)	(46)
Net segment transfers	501	261	589	261
Net movements between Fee Generating and Non-Fee Generating	42	—	20	100
Leverage	—	431	—	431

End of Period	$4,186	$3,058	$4,186	$3,058

Private Equity

During the three months ended June 30, 2012, the AUM in our private equity segment decreased by $0.2 billion, or 0.5%. This decrease was primarily a result of distributions of $1.5 billion, including $0.7 billion from each of Fund VI and Fund VII. Partially offsetting this decrease were $0.7 billion of increased leverage, primarily from Fund VII, and $0.5 billion of increased income, primarily attributable to improved unrealized gains from Fund VII.

During the three months ended June 30, 2011, the AUM in our private equity segment increased by $0.9 billion, or 2.2%. This increase was a result of $0.8 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $0.3 billion in each of Fund VI and Fund VII. Also contributing to the increase was an additional $1.0 billion in leverage, primarily from Fund VII. Offsetting these increases were $1.0 billion in distributions primarily from Fund IV and Fund VI, with $0.7 billion and $0.2 billion in distributions, respectively.

During the six months ended June 30, 2012, the AUM in our private equity segment increased by $2.8 billion, or 7.9%. This increase was primarily a result of income of $3.7 billion attributable to improved unrealized gains in our private equity funds, including $1.6 billion in each of Fund VI and Fund VII. In addition, also contributing to this increase was a $0.5 billion increase in leverage, primarily from Fund VII. Offsetting these increases was $1.6 billion in distributions, including $0.7 billion from each of Fund VI and Fund VII.

During the six months ended June 30, 2011, the AUM in our private equity segment increased by $1.6 billion, or 4.2%. This increase was a result of $2.7 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $1.2 billion in Fund VI and $1.0 billion in Fund VII. Also contributing to the increase was an additional $1.0 billion in leverage from Fund VII. Offsetting these increases were $2.2 billion in distributions primarily from Fund IV, Fund VI and Fund VII, with $0.7 billion, $0.6 billion and $0.7 billion in distributions, respectively.

Capital Markets

During the three months ended June 30, 2012, AUM in our capital markets segment increased by $19.6 billion, or 53.9%. This increase was primarily attributable to the $18.5 billion acquisition of Stone Tower, $2.1 billion of additional subscriptions, including $1.5 billion by EPF II, and $1.2 billion in increased leverage, including $0.6 billion attributable to Athene Asset Management LLC. These increases were partially offset by $1.2 billion of distributions, including $0.5 billion by Stone Tower, and $0.6 billion of net transfers, including $0.8 billion of assets managed by Athene Asset Management LLC.

During the three months ended June 30, 2011, AUM in our capital markets segment decreased by $0.2 billion, or 0.6%. This decrease was primarily attributable to a $0.7 billion decrease in leverage primarily attributable to assets managed by Athene Asset Management LLC and $0.5 billion of net transfers. These decreases were partially offset by $1.0 billion of subscriptions including $0.8 billion in Palmetto, and $0.4 billion of income, primarily attributable to improved unrealized gains in our capital markets funds.

During the six months ended June 30, 2012, AUM in our capital markets segment increased by $24.2 billion, or 76.1%. This increase was primarily attributable to $19.9 billion in acquisitions, including $18.5 billion related to Stone Tower, $3.1 billion of additional subscriptions, including $1.7 billion by EPF II, and $2.6 billion in increased leverage, including $0.7 billion and $0.6 billion attributable to Athene Asset Management LLC and AMTG, respectively. These increases were partially offset by $1.2 billion of distributions, including $0.5 billion by Stone Tower CLOs, and $0.6 billion of net transfers out, including $0.9 billion by Athene Asset Management LLC.

During the six months ended June 30, 2011, AUM in our capital markets segment increased by $1.4 billion, or 6.3%. This increase was primarily attributable to $1.2 billion of income that was primarily attributable to improved unrealized gains in our capital markets segment, including $0.3 billion, $0.3 billion and $0.2 billion attributable to EPF I, Athene Asset Management LLC and COF I, respectively and $1.8 billion in subscriptions, including $0.8 billion in Palmetto and $0.3 billion each in AFT and FCI I. These increases were offset by $0.6 billion of distributions

Real Estate

During the three months ended June 30, 2012, AUM in our real estate segment decreased by $0.4 billion, or 4.8%. This decrease was primarily a result of distributions of $0.6 billion, including $0.5 billion from the CPI Funds. Also contributing to this decrease was a decrease in leverage of $0.3 billion, primarily from ARI and AGRE CMBS Fund, L.P. and redemptions of $0.3 billion from released unfunded capital commitments primarily related to two legacy CPI real estate funds that were past their investment periods. Partially offsetting these decreases was $0.7 billion from other net segments.

During the three months ended June 30, 2011, AUM in our real estate segment increased by $1.1 billion, or 16.1%. This increase was primarily attributable to an additional $0.5 billion in net segment transfers, including $0.2 billion in the AGRE U.S Real Estate Fund L.P and $0.3 billion in managed accounts. Also impacting this change was an increase in leverage of $0.4 billion, primarily for the 2011 A4 Fund, L.P. In addition there was $0.4 billion of income that was primarily attributable to improved unrealized gains in our real estate funds. These increases were offset by $0.3 billion of distributions.

During the six months ended June 30, 2012, AUM in our real estate segment decreased by $0.1 billion, or 1.3%. This decrease was primarily a result of distributions of $0.8 billion, including $0.6 billion from the CPI Funds. Also contributing to this decrease was a decrease in leverage of $0.5 billion, from ARI and AGRE CMBS Fund, L.P. and redemptions of $0.3 billion from released unfunded capital commitments primarily related to two legacy CPI real estate funds that were past their investment periods. Partially offsetting these decreases was $0.8 billion of net transfers from other segments.

During the six months ended June 30, 2011, AUM in our real estate segment increased by $1.1 billion, or 17.5%. This increase was primarily attributable to an additional $0.6 billion in net segment transfers, including $0.3 billion each in AGRE U.S Real Estate Fund L.P. and in managed accounts. Also impacting this change was an increase in leverage of $0.4 billion, primarily for the 2011 A4 Fund, L.P. In addition there was $0.4 billion of income that was primarily attributable to improved unrealized gains in our real estate funds. These increases were offset by $0.3 billion of distributions.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Private equity dollars invested	$1,657	$565	$2,641	$1,367

The following table summarizes the uncalled private equity commitments as of June 30, 2012, December 31, 2011 and June 30, 2011:

	As of June 30, 2012	As of December 31, 2011	As of June 30, 2011
	(in millions)
Uncalled private equity commitments	$6,647	$8,204	$9,911

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2012, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2012. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses— The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares”, in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012.

Investment Record

Private Equity

The following table summarizes the investment record of certain of our private equity fund portfolios. All amounts are as of June 30, 2012, unless otherwise noted:

	Vintage Year	Committed Capital	Committed Capital Less Unfunded Commitments	Total Invested Capital	Realized	Unrealized(1)	Total Value	As of June 30, 2012				As of December 31, 2011
								Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
ANRP(2)	2012	$802	$206	$187	$—	$180	$180	NM	(2)	NM	(2)	N/A		N/A
Fund VII	2008	14,676	10,129	13,130	7,244	12,485	19,729	33%		23%		31%		22%
Fund VI	2006	10,136	9,066	11,797	5,194	10,345	15,539	9		8		6		5
Fund V	2001	3,742	3,742	5,192	11,155	1,747	12,902	61		44		61		44
Fund IV	1998	3,600	3,600	3,481	6,757	60	6,817	12		9		12		9
Fund III	1995	1,500	1,500	1,499	2,654	51	2,705	18		11		18		12
Fund I, II & MIA(3)	1990/92	2,220	2,220	3,773	7,924	—	7,924	47		37		47		37

Totals		$36,676	$30,463	$39,059	$40,928	$24,868	$65,796	39	%(4)	25	%(4)	39	%(4)	25	%(4)

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	Apollo Natural Resources Partners, L.P. (“ANRP”) commenced investing capital less than 24 months prior to the period indicated. Given the limited investment period and overall longer investment period for private equity funds, the return information was deemed not meaningful.
(3)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III were excluded assets in connection with the 2007 Reorganization of Apollo Global Management, LLC. As a result, Apollo Global Management, LLC did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with our managing partners and other investment professionals.
(4)	Total IRR is calculated based on total cash flows for all funds presented.

The following table summarizes the investment record for distressed investments made in our private equity fund portfolios since the Company’s inception. All amounts are as of June 30, 2012:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,292	$12,939	28.7%
Non-Control Distressed	5,856	7,728	73.3%

Total	$11,148	$20,667	49.1%

Buyout Equity, Portfolio Company Debt and Other	27,911	45,129	32.1%

Total	$39,059	$65,796	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

The following tables provide additional detail on the composition of our Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of June 30, 2012.

Fund VII

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$8,238	$12,931
Other Credit & Classic Distressed	4,892	6,798

Total	$13,130	$19,729

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$9,027	$10,765
Portfolio Company Debt	624	1,710
Other Credit & Classic Distressed	2,146	3,064

Total	$11,797	$15,539

Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,945
Classic Distressed	780	957

Total	$5,192	$12,902

Capital Markets

The following table summarizes the investment record for certain funds with a defined maturity date and internal rate of return since inception, which is computed for the purposes of this table based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of June 30, 2012, unless otherwise noted:

								As of June 30, 2012		As of December 31, 2011
	Strategy	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR	Net IRR	Gross IRR	Net IRR
					(in millions)
ACRF II(2)	Other	2012	$85.2	$59.7	$0.6	$60.6	$61.2	NM(4)	NM(4)	NM(4)	NM(4)
EPF II(3)	Non-Performing Loan	2012	2,054.3	133.7	5.5	126.4	131.9	NM(4)	NM(4)	NM(4)	NM(4)
FCI(3)	Other	2012	558.8	321.4	10.3	318.1	328.4	NM(4)	NM(4)	NM(4)	NM(4)
AESI(3)(5)	Senior Credit Fund	2011	450.1	248.5	62.8	207.3	270.1	NM(4)	NM(4)	NM(4)	NM(4)
AEC(3)	Senior Credit Fund	2011	270.3	100.0	22.4	81.6	104.0	NM(4)	NM(4)	NM(4)	NM(4)
AIE II(5)	Mezzanine Fund	2008	261.4	763.7	684.3	349.3	1,033.6	18.3%	14.5%	18.2%	14.2%
COF I	Senior Credit Fund	2008	1,484.9	1,611.3	1,158.4	2,180.9	3,339.3	27.0	24.2	25.0	22.4
COF II	Senior Credit Fund	2008	1,583.0	2,176.4	1,481.4	1,392.6	2,874.0	13.0	10.8	10.3	8.5
EPF I(5)	Non-Performing Loan	2007	1,639.5	1,571.5	1,072.5	1,033.8	2,106.3	16.8	9.5	16.6	8.8
ACLF	Senior Credit Fund	2007	984.0	1,448.5	1,436.1	424.3	1,860.4	11.3	10.5	10.1	9.2
Artus	Senior Credit Fund	2007	106.6	190.1	39.0	170.6	209.6	4.2	4.0	3.6	3.4

Totals			$9,478.1	$8,624.8	$5,973.3	$6,345.5	$12,318.8

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Structured Credit Recovery Master Fund II, Ltd. (“ACRF II”). Apollo became the manager of this fund upon completing the acquisition on April 2, 2012.
(3)	Apollo European Principal Finance Fund II, L.P. (“EPF II”), Financial Credit Investment I, L.P. (“FCI”), Apollo European Strategic Investment, L.P. (“AESI”) and Apollo European Credit Master Fund, L.P. (“AEC”) were established during 2011. FCI had its final capital raise in the first quarter of 2012, establishing its vintage year.
(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(5)	Fund is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.27 as of June 30, 2012.

The following table summarizes the investment record for certain funds with no maturity date, except AIE I which is winding down and is therefore expected to have a finite life. All amounts are as of June 30, 2012, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Current Net Asset Value as of June 30, 2012	Since Inception to June 30, 2012	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Since Inception to December 31, 2011	For the Year Ended December 31, 2011
			(in millions)
ACSF(2)	Other	2011	$153.8	NM(1)	NM(1)	NM(1)	NM(1)	NM(1)
STCS(2)	Other	2010	84.3	NM(1)	NM(1)	NM(1)	NM(1)	NM(1)
ACF (2)	Other	2005	1,705.9	NM(1)(2)	NM(1)(2)	NM(1)(2)	NM(1)(2)	NM(1)(2)
ACSP(1)(3)	Senior Credit Fund	2012	176.4	NM(1)	NM(1)	N/A	NM(1)	NM(1)
AMTG(1)(4)	Other	2011	475.1	NM(1)	NM(1)	N/A	NM(1)	NM(1)
AFT(1)(5)	Senior Credit Fund	2011	284.0	NM(1)	NM(1)	NM(1)	NM(1)	NM(1)
AAOF	Distressed and Event Driven	2007	88.9	0.7%	(6.2)%	(1.9)%	7.4%	(7.3)%
SOMA(6)	Distressed and Event Driven	2007	927.7	43.3	13.8	3.2	25.9	(10.5)
AIE I(7)	Mezzanine Fund	2006	25.5	(56.7)	(13.4)	11.4	(50.0)	(4.4)
AINV(8)	Mezzanine Fund	2004	1,683.0	42.5	6.2	6.0	34.1	(5.1)
Value Funds(9)	Distressed and Event Driven	2003/2006	803.1	62.8	8.6	3.2	50.0	(9.6)

Totals			$6,407.7

(1)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(2)	As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund, Ltd. (“ACSF”), Stone Tower Credit Solutions Master Fund, Ltd. (“STCS”), and Apollo Credit Master Fund Ltd (“ACF”). This net IRR from inception for ACF was (14.4)%, which was primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became manager of these funds upon completing the acquisition on April 2, 2012.
(3)	Apollo Centre Street Partnership, L.P. (“ACSP”) is a strategic investment account with $615.0 million of committed capital.
(4)	In July 2011, Apollo Residential Mortgage, Inc. (“AMTG”) completed its initial public offering raising approximately $203.0 million in net proceeds.
(5)	The Apollo Senior Floating Rate Fund Inc. (“AFT”) completed its initial public offering during the first quarter of 2011. Refer to www.agmfunds.com for the most recent financial information on AFT.
(6)	SOMA’s net asset value and returns are for the primary mandate, which follows similar strategies as the Value Funds and excludes SOMA’s investments in other Apollo funds.
(7)	Fund is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.27 as of June 30, 2012.
(8)	Net return for AINV represents net asset value return including reinvested dividends.

(9)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds Apollo Strategic Value Fund (“SVF”) and Apollo Value Investment Master Fund, L.P. (“VIF”).

Real Estate

The following table summarizes the investment record for certain funds with a defined maturity date and internal rate of return since inception, which for the purposes of this table is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of June 30, 2012, unless otherwise noted.

												As of June 30, 2012		As of December 31, 2011
	Vintage Year	Raised Capital	Current Net Asset Value	Total Invested Capital		Realized		Unrealized(1)		Total Value		Gross IRR	Net IRR	Gross IRR	Net IRR
				(in millions)
AGRE U.S. Real Estate Fund, L.P(2)(3)	2012	$785.2	$104.8	$116.2		$—		$115.8		$115.8		NM(2)	NM(2)	NM(2)	NM(2)
AGRE Debt Fund I, LP(2)	2011	155.5	155.8	155.0		—		155.0		155.0		NM(2)	NM(2)	NM(2)	NM(2)
2011 A4 Fund, L.P.(2)	2011	234.7	211.4	930.8		—		930.5		930.5		NM(2)	NM(2)	NM(2)	NM(2)
AGRE CMBS Fund, L.P.	2009	418.8	192.4	1,572.9		—		881.8		881.8		14.2%	11.9%	NM(2)	NM(2)
CPI Capital Partners North America(4)	2006	600.0	131.6	451.4		227.7		113.2		340.9		N/A(4)	N/A(4)	N/A(4)	N/A(4)
CPI Capital Partners Asia Pacific(4)	2006	1,291.6	390.8	1,103.9		1,052.5		378.0		1,430.5		N/A(4)	N/A(4)	N/A(4)	N/A(4)
CPI Capital Partners Europe(4)(5)	2006	1,471.1	448.1	922.4		65.9		422.5		488.4		N/A(4)	N/A(4)	N/A(4)	N/A(4)
CPI Other	Various	3,151.7	1,058.1	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	N/A(6)	N/A(6)	N/A(6)	N/A(6)

Totals		$8,108.6	$2,693.0	$5,252.6		$1,346.1		$2,996.8		$4,342.9

(1)	Figures include estimated fair value of unrealized investments.
(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(3)	AGRE U.S. Real Estate Fund, L.P., a newly formed closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011, June 2011 and April 2012 for a total of $263.2 million in base capital commitments and $450 million in additional capital commitments. Additionally, there was $72.0 million of co-invest commitments raised for an investment in the first quarter of 2012, which is included in the figures in the table above.
(4)	As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The net IRRs from the inception of the respective fund to June 30, 2012 were (10.7)%, 5.4% and (15.1)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.
(5)	CPI Capital Partners Europe is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.27 as of June 30, 2012.
(6)	CPI Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Return and certain other performance data is therefore not considered meaningful as we perform primarily an administrative role.

Apollo also manages Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI), which as of June 30, 2012 had total raised capital and total stockholders’ equity of $356.0 million and $341.3 million, respectively.

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

The following table provides a summary of the cost and fair value of our funds’ investments by segment:

	As of June 30, 2012	As of December 31, 2011	As of June 30, 2011
	(in millions)
Private Equity:
Cost	$16,963	$15,956	$14,459
Fair Value	24,817	20,700	24,024

Capital Markets:
Cost	15,317	10,917	10,216
Fair Value	15,842	11,696	12,193

Real Estate:
Cost	4,103	4,791	4,110
Fair Value	3,677	4,344	3,528

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

As of June 30, 2012, approximately 72% of the fair value of our fund investments was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 28% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, capital markets and real estate segments, the percentage determined using market-based valuation methods as of June 30, 2012 was 59%, 87% and 47%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest”, in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 29, 2012 for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our capital markets funds have various carried interest rates and hurdle rates. Certain capital markets and real estate funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain capital markets and certain real estate funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The accrual for potential repayment of previously received carried interest income represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. This actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

The table below presents an analysis of our (i) carried interest receivable as of June 30, 2012 and (ii) realized and unrealized carried interest (loss) income for our combined segments for the three and six months ended June 30, 2012:

	As of June 30, 2012		For the Three Months Ended June 30, 2012				For the Six Months Ended June 30, 2012
	Carried Interest Receivable		Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$770.7		$14.0		$26.6	$40.6	$301.9		$51.2	$353.1
Fund VI	—		(102.6	)(2)	16.0	(86.6)	(68.5	)(2)	105.5	37.0
Fund V	184.2		47.6		—	47.6	59.2		—	59.2
Fund IV	13.2		(5.2)		0.8	(4.4)	(4.8)		0.8	(4.0)
Other (AAA, Stanhope)	22.5		8.5		—	8.5	0.5		8.0	8.5

Total Private Equity Funds	990.6		(37.7)		43.4	5.7	288.3		165.5	453.8

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	17.2		(27.4	)(2)	—	(27.4)	4.4	(2)	—	4.4
Mezzanine Funds (AIE II, AINV)	8.3		(0.8)		9.2	8.4	4.9		18.8	23.7
Non-Performing Loan Fund (EPF I)	65.8		18.3		—	18.3	14.6		—	14.6
Senior Credit Funds (COF I/COF II, ACLF, AESI, CLOs)(3)	190.4		(20.8)		9.5	(11.3)	89.6		33.3	122.9
Stone Tower Funds/ CLOs(3)	24.9		18.1		0.5	18.6	18.1		0.5	18.6
Sub-Advisory Arrangements	2.2		(4.1)		—	(4.1)	—		2.2	2.2

Total Capital Markets Funds	308.8		(16.7)		19.2	2.5	131.6		54.8	186.4

Real Estate Funds:
CPI Other	3.4		1.6		2.6	4.2	1.6		4.3	5.9

Total Real Estate Funds	3.4		1.6		2.6	4.2	1.6		4.3	5.9

Total	$1,302.8	(1)	$(52.8)		$65.2	$12.4	$421.5		$224.6	$646.1

(1)	There was a corresponding profit sharing payable of $665.9 million as of June 30, 2012 that results in a net carried interest receivable amount of $636.9 million as of June 30, 2012.
(2)	See table summarizing the fair value gains on investments and income needed to generate carried interest for funds and the related general partner obligation to return previously distributed carried interest income.
(3)	Includes $13.7 million and $24.9 million of unrealized and $0.1 million and $0.2 million of realized carried interest income generated from consolidated CLOs which is eliminated in consolidation for the three and six months ended June 30, 2012, respectively.

As of June 30, 2012, the general partners of Fund IV, Fund V, Fund VII, AAA, the Value Funds, COF I, COF II, ACLF, AESI, EPF I, ACRF II, Apollo Structured Credit Recovery Master Fund I, Ltd. (“ACRF I”), ACSF, STCS, ACF, certain Stone Tower CLOs and certain Gulf Stream CLOs were accruing carried interest income because the fair value of the investments of certain investors in these funds is in excess of the investors’ cost basis and allocable share of expenses. As of June 30, 2012, Fund VII, Fund V and Fund IV were each above their hurdle rate of 8% and generating carried interest income. The investment manager of AINV accrues carried interest as it is realized. Additionally, COF I, COF II, ACLF, AESI, EPF I and ACRF II were each above their hurdle rates of 8.0%, 7.5%, 10.0%, 8.0%, 8.0% and 8.0%, respectively, and generating carried interest income.

The general partners of certain of our distressed and event-driven hedge funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. All of our distressed and event-driven hedge funds have investors with various high water marks and are subject to market conditions and investment performance. As of June 30, 2012, approximately 29.4% of the limited partners’ capital in the Value Funds was generating carried interest income.

Carried interest income from our private equity funds and certain capital markets and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. General partner obligations relating to such contingent repayment, if applicable, are disclosed by fund in the table below and are included in Due to Affiliates on the condensed consolidated statements of financial condition. As of June 30, 2012, there were no such general partner obligations related to our real estate funds. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception through June 30, 2012:

	Carried Interest Income Since Inception
	Undistributed by Fund and Recognized		Distributed by Fund and Recognized	Total Undistributed and Distributed by Fund and Recognized(1)	General Partner Obligation as of June 30, 2012(1)	Maximum Carried Interest Income Subject to Potential Reversal(2)
	(in millions)
Private Equity Funds:
Fund VII	$770.7		$375.4	$1,146.1	$—	$994.6
Fund VI	—		230.1	230.1	143.8	—
Fund V	184.2		1,277.6	1,461.8	—	306.2
Fund IV	13.2		593.3	606.5	—	22.7
Other (AAA, Stanhope)	22.5		14.1	36.6	—	22.5

Total Private Equity Funds	990.6		2,490.5	3,481.1	143.8	1,346.0

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	17.2		149.4	166.6	18.3	17.2
Mezzanine Funds (AIE II)(3)	(0.1)		24.8	24.7	—	24.8
Non-Performing Loan Fund EPF I	65.8		—	65.8	—	65.8
Senior Credit Funds (COF I/COF II, ACLF, AESI, CLOs)	204.1	(4)	152.1	356.2	—	356.2
Stone Tower Funds/CLOs	102.1	(4)	25.8	127.9	—	102.1
Sub-Advisory Arrangements	2.2		—	2.2	—	2.2

Total Capital Markets Funds	391.3		352.1	743.4	18.3	568.3

Real Estate Funds:
CPI Other	1.6		4.3	5.9	—	1.6

Total Real Estate Funds	1.6		4.3	5.9	—	1.6

Total	$1,383.5		$2,846.9	$4,230.4	$162.1	$1,915.9

(1)	Amounts were computed based on the fair value of fund investments on June 30, 2012. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income or fees at June 30, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on June 30, 2012. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for Fund IV which is gross of taxes.
(3)	Mezzanine Funds amounts exclude (i) AINV, as carried interest from this fund is not subject to contingent repayment and (ii) AIE I, as this fund is winding down.

The following table summarizes the fair value gains on investments and income to reverse the general partner obligation to return previously distributed carried interest income based on the current fair value of the underlying funds’ investments as of June 30, 2012:

Fund	General Partner Obligation(1)	Fair Value of Investments as of June 30, 2012	Fair Value Gain on Investments and Income to Reverse General Partner Obligation(2)
	(in millions)
Fund VI	$143.8	$10,345.0	$440.0
SOMA	18.3	791.8	20.3

Total	$162.1	$11,136.8	$460.3

(1)	Based upon a hypothetical liquidation as of June 30, 2012, Apollo has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to this fund. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	The fair value gain on investments and income to reverse the general partner obligation is based on the life-to-date activity of the entire fund and assumes a hypothetical liquidation of the fund as of June 30, 2012.

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

Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the 2007 Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. Refer to note 1 of our condensed consolidated financial statements for further discussion of the 2007 Reorganization. As a result, prior to the 2007 Reorganization, the condensed consolidated financial statements did not reflect compensation expense for services rendered by these individuals. Subsequent to the 2007 Reorganization, our Managing Partners were considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with AOG Units described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the Reorganization, as discussed in note 1 to our condensed consolidated financial statements.

In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity and certain capital markets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity and capital markets carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification clauses also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. Refer to note 12 to our condensed consolidated financial statements for further discussion of indemnification.

Salary expense for services rendered by our Managing Partners is limited to $100,000 per year. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years and certain employees were granted RSUs that typically have a vesting period of six years. Managing Partners, Contributing Partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and capital markets segments and generally vest over three years. In addition, the Company granted share options to certain employees that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over the next two to six years. Refer to note 11 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.

Other Expenses. The balance of our other expenses includes interest, litigation settlement, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the AMH Credit Agreement which has a variable interest amount based on LIBOR and ABR interest rates as discussed in note 9 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.

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

Other Income (Loss), Net. Other income, net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, and other miscellaneous income and expenses.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo primarily includes the 65.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 97% ownership interest held by limited partners in AAA as of June 30, 2012. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

On January 1, 2010, the Company adopted amended consolidation guidance issued by FASB on issues related to VIEs. The amended guidance significantly affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The amended guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The amended guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the condensed consolidated statements of financial condition of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized in the condensed consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under the AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Apollo’s involvement with the funds it manages is such that all three of the above conditions are met with the exception of certain vehicles which fail condition (c) above. As previously discussed, the incremental impact of adopting the amended consolidation guidance has resulted in the consolidation of certain VIEs managed by the Company. Additional disclosures related to Apollo’s involvement with VIEs are presented in note 5 to our condensed consolidated financial statements.

Results of Operations

Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2012 and 2011, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2012	2011			2012	2011
	(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$69,777	$23,556	$46,221	196.2%	$97,013	$42,972	$54,041	125.8%
Management fees from affiliates	143,326	121,187	22,139	18.3	270,504	239,337	31,167	13.0
Carried interest (loss) income from affiliates	(1,475)	164,133	(165,608)	NM	620,854	722,909	(102,055)	(14.1)

Total Revenues	211,628	308,876	(97,248)	(31.5)	988,371	1,005,218	(16,847)	(1.7)

Expenses:
Compensation and benefits:
Equity-based compensation	142,114	287,358	(145,244)	(50.5)	290,980	570,965	(279,985)	(49.0)
Salary, bonus and benefits	74,948	64,286	10,662	16.6	140,019	136,355	3,664	2.7
Profit sharing expense	19,851	70,733	(50,882)	(71.9)	268,875	287,818	(18,943)	(6.6)
Incentive fee compensation	(27)	(3,594)	3,567	99.2	8	6,565	(6,557)	(99.9)

Total Compensation and Benefits	236,886	418,783	(181,897)	(43.4)	699,882	1,001,703	(301,821)	(30.1)
Interest expense	10,567	10,327	240	2.3	21,947	21,209	738	3.5
Professional fees	16,832	12,992	3,840	29.6	28,359	30,353	(1,994)	(6.6)
General, administrative and other	23,575	22,502	1,073	4.8	42,782	39,109	3,673	9.4
Placement fees	8,131	575	7,556	NM	9,052	1,114	7,938	NM
Occupancy	8,990	7,925	1,065	13.4	17,716	15,151	2,565	16.9
Depreciation and amortization	11,981	6,902	5,079	73.6	20,454	12,948	7,506	58.0

Total Expenses	316,962	480,006	(163,044)	(34.0)	840,192	1,121,587	(281,395)	(25.1)

Other Income:
Net (losses) gains from investment activities	(28,214)	63,311	(91,525)	NM	129,494	221,240	(91,746)	(41.5)
Net gains (losses) from investment activities of consolidated variable interest entities	31,763	(12,369)	44,132	NM	15,562	4,719	10,843	229.8
(Loss) income from equity method investments	(839)	5,370	(6,209)	NM	42,412	27,196	15,216	55.9
Interest income	2,202	612	1,590	259.8	3,816	870	2,946	338.6
Other income, net	1,945,549	13,111	1,932,438	NM	1,951,365	21,174	1,930,191	NM

Total Other Income	1,950,461	70,035	1,880,426	NM	2,142,649	275,199	1,867,450	NM

Income (loss) before income tax provision	1,845,127	(101,095)	1,946,222	NM	2,290,828	158,830	2,131,998	NM
Income tax provision	(10,650)	(3,550)	(7,100)	(200.0)	(25,210)	(12,370)	(12,840)	(103.8)

Net Income (Loss)	1,834,477	(104,645)	1,939,122	NM	2,265,618	146,460	2,119,158	NM
Net (income) loss attributable to Non-Controlling Interests	(1,875,863)	53,656	(1,929,519)	NM	(2,208,961)	(159,293)	(2,049,668)	NM

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(41,386)	$(50,989)	$9,603	18.8%	$56,657	$(12,833)	$69,490	NM

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $46.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily attributable to an increase in advisory and transaction fees in the private equity and capital markets segments of $43.6 million and $2.3 million, respectively. During the three months ended June 30, 2012, gross and net advisory fees, including directors’ fees, were $40.8 million and $19.4 million, respectively, and gross and net transaction fees were $80.8 million and $51.5 million, respectively. During the three months ended June 30, 2011, gross and net advisory fees, including directors’ fees, were $38.0 million and $16.0 million, respectively, and gross and net transaction fees were $12.6 million and $8.9 million, respectively. The net transaction and advisory fees were further offset by $1.1 million and $1.3 million in broken deal costs during the three months ended June 30, 2012 and 2011, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $22.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to an increase in management fees earned by our capital markets, private equity and real estate segments by $28.3 million, $3.7 million and $3.2 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period as compared to the same period in 2011. Part of the increase in management fees earned from capital markets was attributable to $13.1 million of fees earned from consolidated VIEs which are included in the capital markets segment results but were eliminated in consolidation.

Carried interest income from affiliates decreased by $165.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the three months ended June 30, 2012, there was $(66.5) million and $65.0 million of unrealized and realized carried interest (loss) income, respectively, which resulted in total carried interest (loss) from affiliates of $(1.5) million. During the three months ended June 30, 2011, there was $(25.7) million and $189.8 million of unrealized and realized carried interest (loss) income, respectively, which resulted in total carried interest income from affiliates of $164.1 million. The $124.8 million decrease in realized carried interest income was attributable to decreased dispositions along with lower interest and dividend distributions from portfolio investments held by certain of our capital markets, private equity and real estate funds primarily by Fund IV and Fund VI, which had decreased realized carried interest income of $111.6 million and $28.0 million, respectively, partially offset by Fund VII and COF I, which had increased realized carried interest income of $11.6 million and $4.7 million, respectively, during the period. The $40.8 million decrease in unrealized carried interest income was driven by declines in the fair value of portfolio investments held by certain of our private equity and capital markets funds, primarily by Fund VI, COF I, SOMA and EPF I, which had decreased unrealized carried interest income of $113.0 million, $20.7 million, $17.8 million and $8.8 million, respectively, partially offset by Fund IV, Fund V and COF II, which had increased unrealized carried interest income of $81.1 million, $33.2 million and $7.9 million, respectively, during the period. Included in the change in unrealized carried interest income is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 million and $18.3 million for Fund VI and SOMA, respectively, during the three months ended June 30, 2012 as compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs increased by $54.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily attributable to an increase in advisory and transaction fees in the private equity segment of $54.4 million during the period. During the six months ended June 30, 2012, gross and net advisory fees, including directors’ fees, were $79.6 million and $34.5 million, respectively, and gross and net transaction fees were $113.5 million and 63.9 million, respectively. During the six months ended June 30, 2011, gross and net advisory fees, including directors’ fees, were $70.4 million and $28.3 million, respectively, and gross and net transaction fees were $32.8 million and $17.2 million, respectively. The net transaction and advisory fees were further offset by $1.4 million and $2.5 million in broken deal costs during the six months ended June 30, 2012 and 2011, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements.

Management fees from affiliates increased by $31.2 million for the six months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to an increase in management fees earned by our capital markets, private equity and real estate segments by $37.6 million, $5.2 million and $4.3 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period as compared to the same period in 2011. Part of the increase in management fees earned from capital markets was attributable to $15.9 million of fees earned from consolidated VIEs which are included in the capital markets segment results but were eliminated in consolidation.

Carried interest income from affiliates decreased by $102.1 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the six months ended June 30, 2012, there was $396.6 million and $224.3 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income of $620.9 million. During the six months ended June 30, 2011, there was $385.6 million and $337.3 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $722.9 million. The $113.0 million decrease in realized carried interest income was attributable to decreased dispositions along with lower interest and dividend distributions from portfolio investments held by certain of our capital markets and private equity funds, primarily by Fund IV and Fund VII and Fund V, which had decreased realized carried interest income of $111.6 million, $38.4 million and $24.9 million, respectively, partially offset by Fund VI , COF I and AAA, which had increased realized carried interest income of $42.4 million, $10.4 million and $8.0 million, respectively, during the six months ended June 30, 2012 as compared to the same period in 2011. The $11.0 million increase in unrealized carried interest income was driven by increases in the fair value of portfolio investments held by certain of our capital markets and private equity funds, primarily by Fund VII and V, which had increased unrealized carried interest income of $205.1 million and $56.6 million, respectively, partially offset by Fund VI, which had decreased unrealized carried interest income of $254.5 million during the period. Included in the change in unrealized carried interest income is reversal of previously realized carried interest income due to general partner obligation to return previously distributed carried interest income of $68.5 million and $0.2 million for Fund VI and SOMA, respectively, during the six months ended June 30, 2012 as compared to the same period in 2011.

Expenses

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Compensation and benefits decreased by $181.9 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to a reduction of equity-based compensation by $145.2 million, specifically the amortization of AOG Units decreased by $142.0 million due to the expiration of the vesting period for certain Managing Partners, along with a decrease in equity-based compensation relating to RSUs and share options of $3.6 million due to additional grants during the three months ended June 30, 2011. In addition, profit sharing expense decreased by $50.9 million driven by a decrease in unrealized and realized carried interest income earned from our private equity and capital markets funds during the period. These decreases were partially offset by an increase in salary, bonus and benefits expense and incentive fee compensation expense of $10.7 million and $3.6 million, respectively, due to an increase in headcount during the period, including new hires related to the Company’s April 2012 acquisition of Stone Tower. Refer to note 3 to our condensed consolidated financial statements for further discussion of the Stone Tower acquisition.

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

Professional fees increased by $3.8 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended June 30, 2012, as compared to the same period in 2011.

General, administrative and other expenses increased by $1.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the three months ended June 30, 2012 as compared to the same period in 2011.

Placement fees increased by $7.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to increased fundraising efforts during the period in connection with our capital markets funds, primarily EPF II, which incurred $6.8 million of placement fees during the three months ended June 30, 2012.

Occupancy expense increased by $1.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to additional expenses incurred from additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended June 30, 2012 as compared to the same period in 2011.

Depreciation and amortization expense increased by $5.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to increased amortization due to amortization of intangible assets acquired subsequent to June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Compensation and benefits decreased by $301.8 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to a reduction of equity-based compensation by $280.0 million, specifically the amortization of AOG Units decreased by $284.0 million due to the expiration of the vesting period for certain Managing Partners, partially offset by an increase in equity-based compensation relating to RSUs and share options of $3.5 million due to additional grants subsequent to June 30, 2011. In addition, profit sharing expense decreased by $18.9 million driven by a decrease in unrealized and realized carried interest income from our private equity and capital markets funds during the period. Furthermore, incentive fee compensation decreased by $6.6 million due to the performance of certain capital markets funds during the period. These decreases were partially offset by an increase in salary, bonus and benefits expense of $3.7 million due to severance payments along with an increase in headcount during the period, including new hires related to the Company’s April 2012 acquisition of Stone Tower. Refer to note 3 to our condensed consolidated financial statements for further discussion of the Stone Tower acquisition.

Professional fees decreased by $2.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was attributable to lower external accounting, tax, audit, legal and consulting fees incurred during the six months ended June 30, 2012, as compared to the same period in 2011 when the Company incurred incremental costs related to its initial public offering.

General, administrative and other expenses increased by $3.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the six months ended June 30, 2012 as compared to the same period in 2011.

Placement fees increased by $7.9 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to increased fundraising efforts during the period in connection with our capital markets funds, primarily EPF II, which incurred $6.8 million of placement fees during the six months ended June 30, 2012.

Occupancy expense increased by $2.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to additional expenses incurred from additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the six months ended June 30, 2012 as compared to the same period in 2011.

Depreciation and amortization expense increased by $7.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to increased amortization expense due to amortization of intangible assets acquired subsequent to June 30, 2011.

Other Income (Loss)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net (losses) gains from investment activities changed by $91.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to a $76.2 million decrease in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $15.3 million unrealized loss related to the change in the fair value of the investments in HFA, which is valued on an as converted basis taking into consideration the underlying stock price, during the three months ended June 30, 2012 as compared to the same period in 2011.

Net (losses) gains from investment activities of consolidated VIEs changed by $44.1 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to higher net realized and unrealized gains (losses) relating to an increase in the fair values of investments held by the consolidated VIEs of $1.1 million along with higher interest and other income of $161.0 million during the period. These decreases were partially offset by a change in net realized and unrealized gains (losses) relating to the debt held by the consolidated VIEs of $(17.3) million, along with an increase in other expenses of $98.5 million during the three months ended June 30, 2012 as compared to the same period in 2011.

(Loss) income from equity method investments changed by $6.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I, and EPF I had the most significant impact and together generated $2.6 million of loss from equity method investments during the three months ended June 30, 2012 as compared to $5.0 million of income from equity method investments during the three months ended June 30, 2011, resulting in a net decrease of $7.6 million. Refer to note 4 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the three months ended June 30, 2012 and 2011.

Other income, net increased by $1,932.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to the bargain purchase gain related to Stone Tower. Refer to note 3 to our condensed consolidated financial statements for further discussion of the Stone Tower acquisition.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net (losses) gains from investment activities changed by $91.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to a $62.6 million decrease in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $29.8 million unrealized loss related to the change in the fair value of the investments in HFA which is on an as converted basis taking into consideration the underlying stock price partially offset by $0.6 million of net unrealized and realized gains related to changes in the fair value of portfolio investments of Apollo Senior Loan Fund during the six months ended June 30, 2012 as compared to the same period in 2011.

Net gains from investment activities of consolidated VIEs increased by $10.8 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to higher net realized and unrealized gains (losses) relating to an increase in the fair values of investments held by the consolidated VIEs of $54.1 million along with higher interest and other income of $191.9 million during the period. These decreases were partially offset by a change in net realized and unrealized gains (losses) relating to the debt held by the consolidated VIEs of $(97.7) million, along with an increase in other (expenses) of $137.4 million during the six months ended June 30, 2012 as compared to the same period in 2011.

Income from equity method investments increased by $15.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I, COF II and ACLF had the most significant impact and together generated $35.3 million of income from equity method investments during the six months ended June 30, 2012 as compared to $19.5 million of income from equity method investments during the six months ended June 30, 2011, resulting in a net increase of $15.8 million. Refer to note 4 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the six months ended June 30, 2012 and 2011.

Other income, net increased by $1,930.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to the bargain purchase gain related to Stone Tower. Refer to note 3 to our condensed consolidated financial statements for further discussion of the Stone Tower acquisition.

Income Tax Provision

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The income tax provision increased by $7.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. As discussed in note 8 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $15.3 million and $7.4 million for the three months ended June 30, 2012 and 2011, respectively, after adjusting for permanent tax differences. The $7.9 million change in income before taxes resulted in increased federal, state and local taxes of $3.8 million during the period utilizing a marginal corporate tax rate, along with an increase of $3.3 million related to the income tax provision for New York City Unincorporated Business Tax (“NYC UBT”) and taxes on foreign subsidiaries.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The income tax provision increased by $12.8 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. As discussed in note 8 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $51.0 million and $26.8 million for the six months ended June 30, 2012 and 2011, respectively, after adjusting for permanent tax differences. The $24.2 million change in income before taxes resulted in increased federal, state and local taxes of $10.1 million during the period utilizing a marginal corporate tax rate, along with an increase of $2.7 million related to the income tax provision for NYC UBT and taxes on foreign subsidiaries.

Non-Controlling Interests

Net (income) loss attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
AAA(1)	$17,721	$(59,077)	$(132,441)	$(195,302)
Interest in management companies and a co-investment vehicle(2)	(2,366)	(1,596)	(2,200)	(5,234)
Other consolidated entities	6,892	(54)	6,892	(14,350)

Net loss (income) attributable to Non-Controlling Interests in consolidated entities	22,247	(60,727)	(127,749)	(214,886)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	(1,962,947)	12,423	(1,932,653)	9,631
Net loss (income) attributable to Non-Controlling Interests in the Apollo Operating Group	64,837	101,960	(148,559)	45,962

Net (income) loss attributable to Non-Controlling Interests	(1,875,863)	53,656	(2,208,961)	(159,293)
Net income (loss) attributable to Appropriated Partners’ Capital(4)	1,962,947	(12,423)	1,932,653	(9,631)
Other Comprehensive Income attributable to Non-Controlling Interests	(801)	(1,146)	(2,010)	(2,399)

Comprehensive Loss (Income) Attributable to Non-Controlling Interests	$86,283	$40,087	$(278,318)	$(171,323)

(1)	Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% and 98% during the three and six months ended June 30, 2012, respectively, and 98% and 97% during the three and six months ended June 30, 2011, respectively.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our capital markets management entities and a private equity co-invest vehicle.
(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.2 million for the three and six months ended June 30, 2012.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive (income) loss attributable to non-controlling interest on the condensed consolidated statements of comprehensive (loss) income.

Initial Public Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. Apollo Global Management, LLC received net proceeds from the IPO of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings’ ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and the Company's ownership interest increased from 29.3% to 33.5%. As such, the difference between the fair value of the consideration paid for the Apollo Operating Group level ownership interest and the book value on the date of the IPO is reflected in Additional Paid in Capital.

Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$1,834,477	$(104,645)	$2,265,618	$146,460
Net (income) attributable to Non-Controlling Interests in consolidated entities and appropriate partners’ capital	(1,940,700)	(48,304)	(2,060,402)	(205,255)

Net (loss) income after Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(106,223)	(152,949)	205,216	(58,795)
Adjustments:
Income tax provision(1)	10,650	3,550	25,210	12,370
NYC UBT and foreign tax provision(2)	(3,911)	(568)	(5,332)	(2,681)
Net loss (income) in non-Apollo Operating Group entities	206	(4,525)	404	(26,779)

Total adjustments	6,945	(1,543)	20,282	(17,090)

Net (loss) income after adjustments	(99,278)	(154,492)	225,498	(75,885)
Approximate ownership percentage of Apollo Operating Group(3)	65.5%	66.5%	65.5%	68.7%

Net (loss) income attributable to Non-Controlling Interests in Apollo Operating Group	$(64,837)	$(101,960)	$148,559	$(45,962)

(1)	Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. Federal, state and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 65.5% during the three and six months ended June 30, 2012, respectively, and approximately 66.5% and 68.7% during the three and six months ended June 30, 2011, respectively, to the condensed consolidated net income (loss) of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

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

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three and six months ended June 30, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$65,114	$—	$65,114	$21,545	$—	$21,545
Management fees from affiliates	69,158	—	69,158	65,465	—	65,465
Carried interest income (loss) from affiliates:
Unrealized losses(1)	—	(37,693)	(37,693)	—	(32,397)	(32,397)
Realized gains	—	43,378	43,378	—	171,383	171,383

Total Revenues	134,272	5,685	139,957	87,010	138,986	225,996

Expenses:
Compensation and Benefits:
Equity compensation	7,405	—	7,405	7,472	—	7,472
Salary, bonus and benefits	37,792	—	37,792	27,788	—	27,788
Profit sharing expense	—	13,858	13,858	—	59,884	59,884

Total compensation and benefits	45,197	13,858	59,055	35,260	59,884	95,144
Other expenses	23,876	—	23,876	26,663	—	26,663

Total Expenses	69,073	13,858	82,931	61,923	59,884	121,807

Other Income (Loss):
Income from equity method investments	—	1,845	1,845	—	4,552	4,552
Other (loss) income, net	(3,202)	—	(3,202)	3,681	—	3,681

Total Other (Loss) Income	(3,202)	1,845	(1,357)	3,681	4,552	8,233

Economic Net Income (Loss)	$61,997	$(6,328)	$55,669	$28,768	$83,654	$112,422

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 million with respect to Fund VI for the three months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$90,994	$—	$90,994	$36,642	$—	$36,642
Management fees from affiliates	136,155	—	136,155	130,981	—	130,981
Carried interest income from affiliates:
Unrealized gains(1)	—	288,279	288,279	—	290,733	290,733
Realized gains	—	165,448	165,448	—	289,948	289,948

Total Revenues	227,149	453,727	680,876	167,623	580,681	748,304

Expenses:
Compensation and Benefits:
Equity compensation	15,172	—	15,172	14,628	—	14,628
Salary, bonus and benefits	68,585	—	68,585	65,596	—	65,596
Profit sharing expense	—	218,141	218,141	—	252,031	252,031

Total compensation and benefits	83,757	218,141	301,898	80,224	252,031	332,255
Other expenses	44,667	—	44,667	50,190	—	50,190

Total Expenses	128,424	218,141	346,565	130,414	252,031	382,445

Other Income:
Income from equity method investments	—	32,451	32,451	—	20,343	20,343
Other income, net	69	—	69	8,805	—	8,805

Total Other Income	69	32,451	32,520	8,805	20,343	29,148

Economic Net Income	$98,794	$268,037	$366,831	$46,014	$348,993	$395,007

(1)	Included in unrealized carried interest income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $68.5 million with respect to Fund VI for the six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$65,114	$21,545	$43,569	202.2%	$90,994	$36,642	$54,352	148.3%
Management fees from affiliates	69,158	65,465	3,693	5.6	136,155	130,981	5,174	4.0
Carried interest income (loss) from affiliates:
Unrealized (losses) gains(1)	(37,693)	(32,397)	(5,296)	16.3	288,279	290,733	(2,454)	(0.8)
Realized gains	43,378	171,383	(128,005)	(74.7)	165,448	289,948	(124,500)	(42.9)

Total carried interest income from affiliates	5,685	138,986	(133,301)	(95.9)	453,727	580,681	(126,954)	(21.9)

Total Revenues	139,957	225,996	(86,039)	(38.1)	680,876	748,304	(67,428)	(9.0)

Expenses:
Compensation and benefits:
Equity-based compensation	7,405	7,472	(67)	(0.9)	15,172	14,628	544	3.7
Salary, bonus and benefits	37,792	27,788	10,004	36.0	68,585	65,596	2,989	4.6
Profit sharing expense	13,858	59,884	(46,026)	(76.9)	218,141	252,031	(33,890)	(13.4)

Total compensation and benefits expense	59,055	95,144	(36,089)	(37.9)	301,898	332,255	(30,357)	(9.1)
Other expenses	23,876	26,663	(2,787)	(10.5)	44,667	50,190	(5,523)	(11.0)

Total Expenses	82,931	121,807	(38,876)	(31.9)	346,565	382,445	(35,880)	(9.4)

Other Income:
Income from equity method investments	1,845	4,552	(2,707)	(59.5)	32,451	20,343	12,108	59.5
Other (loss) income, net	(3,202)	3,681	(6,883)	NM	69	8,805	(8,736)	(99.2)

Total Other (Loss) Income	(1,357)	8,233	(9,590)	NM	32,520	29,148	3,372	11.6

Economic Net Income	$55,669	$112,422	$(56,753)	(50.5)%	$366,831	$395,007	$(28,176)	(7.1)%

(1)

Included in unrealized carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 million and $68.5 million with respect to Fund VI for the three and six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

Revenues

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $43.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to an increase in transaction and advisory services rendered during the period, primarily relating to investments of Fund VII and ANRP of $45.0 million and $4.0 million, respectively, partially offset by a decrease from investments in other funds of $5.4 million. Gross advisory and transaction fees, including directors’ fees, were $108.3 million and $42.7 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $65.6 million or 153.6%. The transaction fees earned for the three months ended June 30, 2012 primarily related to two portfolio investment transactions, specifically EP Energy and Great Wolf Resorts, which together generated $70.6 million and $46.5 million of the gross and net transaction fees, respectively, as compared to transaction fees earned for the three months ended June 30, 2011 from two portfolio investment transactions, specifically Athene Holding Ltd and CKE Restaurants Inc., which together generated $12.3 million and $8.6 million of the gross and net transaction fees, respectively. The advisory fees earned for the three months ended June 30, 2012 were primarily generated by advisory and monitoring arrangements with five portfolio investments including LeverageSource, EP Energy, Caesars Entertainment, Realogy and Athene Holding Ltd., which generated gross and net fees of $21.1 million and $13.7 million, respectively. The advisory fees earned for the three months ended June 30, 2011 were primarily generated by advisory and monitoring arrangements with five portfolio investments including LeverageSource, Realogy, Caesars Entertainment, Noranda Aluminum and Athene Holding Ltd., which generated gross and net advisory fees of $18.5 million and $9.4 million, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $43.2 million and $21.2 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $22.0 million or 103.8%.

Management fees from affiliates increased by $3.7 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to management fees of $4.1 million earned from ANRP, which began paying fees during the third quarter of 2011 based on committed capital. This increase was offset by lower management fees earned from AAA Investments, Fund V and Fund VI, which collectively contributed to a decrease in management fees of $0.4 million for the three months ended June 30, 2012 as compared to the same period during 2011.

Carried interest income from affiliates decreased by $133.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to a decrease in realized gains of $128.0 million resulting from decreased dispositions of portfolio investments held by Fund IV and Fund VI of $111.6 million and $28.0 million, respectively, partially offset by increases on Fund VII of $11.6 million during the period. The remaining change in the carried interest income from affiliates relates to a decrease in net unrealized gains of $5.3 million, driven by declines in the fair values of the underlying portfolio investments held during the period which resulted in the reversal of previously recognized net unrealized gains by Fund VI and Fund VII of $113.0 million and $9.2 million, respectively. These decreases were offset by increases in net unrealized gains of $116.9 million driven by improvements in the fair values in the underlying portfolio investments held during the period, by Fund IV, V and other funds of $81.1 million, $33.2 million and $2.6 million, respectively. For the three months ended June 30, 2012, included in the change in net unrealized gains is $102.6 million of unrealized losses due to the general partner obligation to return previous carried interest income distributions from Fund VI.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $54.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to an increase in transaction and advisory services rendered during the period, primarily by Fund VII of $45.9 million and $4.0 million by ANRP and AGS, partially offset by a decrease in other funds of $2.7 million. Gross advisory and transaction fees, including directors’ fees, were $173.6 million and $85.2 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $88.4 million or 103.8%. The transaction fees earned for the six months ended June 30, 2012 primarily related to four portfolio investment transactions, specifically EP Energy, Great Wolf Resorts, Rexnord and Taminco Global Chemical which together generated $100.2 million and $57.2 million of the gross and net transaction fees, respectively, as compared to transaction fees earned for the six months ended June 30, 2011 from six portfolio investment transactions, specifically Brit Insurance, Athene Holding Ltd., Constellium, CKE Restaurants Inc., Athlon and Veritable Maritime, which together generated $29.9 million and $14.2 million of the gross and net transaction fees, respectively. The advisory fees earned for the six months ended June, 30 2012 were primarily generated by advisory and monitoring arrangements with five portfolio investments including LeverageSource, Realogy, Caesars Entertainment, Athene Holding Ltd and EP Energy, which generated gross and net fees of $38.4 million and $21.9 million, respectively. The advisory fees earned for the six months ended June 30, 2011 were primarily generated by advisory and monitoring arrangements with five portfolio investments including LeverageSource, Realogy, Caesars Entertainment, Athene Holding Ltd and Noranda Aluminum, which generated gross and net advisory fees of $34.5 million and $17.0 million, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $82.5 million and $48.6 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $33.9 million or 69.8%.

Management fees from affiliates increased by $5.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to management fees of $5.9 million earned from ANRP, which began paying fees during the third quarter of 2011 based on committed capital. This increase was offset by lower management fees earned from AAA Investments, Fund V and Fund VI, which collectively contributed to a decrease in management fees of $0.7 million for the six months ended June 30, 2012 as compared to the same period during 2011.

Carried interest income from affiliates decreased by $127.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to a decrease in realized gains of $124.5 million resulting from decreased dispositions of portfolio investments held by Fund IV, Fund VII and Fund V of $111.6 million, $38.4 million, $24.9 million, respectively, offset by increases in Fund VI and AAA of $42.4 million and $8.0 million, respectively, during the period. The remaining change in the carried interest income from affiliates relates to a decrease in net unrealized gains of $2.5 million, driven by declines in the fair values of the underlying portfolio investments held during the period which resulted in the reversal of previously recognized net unrealized gains by Fund VI, AAA and Fund IV of $254.5 million, $9.6 million and $1.3 million, respectively. These decreases were offset by increases in net unrealized gains of $262.9 million driven by improvements in the fair values in the underlying portfolio investments held during the period by Fund VII, Fund V and Stanhope of $205.1 million, $56.6 million and $1.2 million, respectively. For the six months ended June 30, 2012, included in the change in net unrealized gains is $68.5 million of unrealized losses due to the general partner obligation to return previous carried interest income distributions from Fund VI.

Expenses

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Compensation and benefits decreased by $36.1 million for three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to a $46.0 million decrease in profit sharing expense primarily driven by the decrease in carried interest income earned from our private equity funds during the period. This decrease was partially offset by an increase in salary, bonus and benefits expense of $10.0 million during the three months ended June 30, 2012 as compared to the same period during 2011 due to an increase in headcount.

Other expenses decreased by $2.8 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to decreased interest expense and general, administrative and other expenses of $1.9 million and $1.4 million, respectively, as compared to the same period during 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Compensation and benefits decreased by $30.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to a $33.9 million decrease in profit sharing expense primarily driven by the decrease in carried interest income earned from our private equity funds during the period. This decrease was partially offset by an increase in salary, bonus and benefits expense of $3.0 million during the six months ended June 30, 2012 as compared to the same period during 2011 due to an increase in headcount.

Other expenses decreased by $5.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to decreased professional fees, interest expense and general, administrative and other expenses of $1.8 million, $1.7 and $1.3 million, respectively, as compared to the same period during 2011.

Other Income

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Income from equity method investments decreased by $2.7 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily driven by decreases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII which resulted in decreased income from equity method investments of $4.2 million during the three months ended June 30, 2012 as compared to the same period during 2011.

Other income, net decreased by $6.9 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended June 30, 2012 as compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Income from equity method investments increased by $12.1 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was driven by increases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII, which resulted in an increase in income from equity method investments of $9.6 million during the period.

Other income, net decreased by $8.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the six months ended June 30, 2012 as compared to the same period in 2011.

Capital Markets

The following tables set forth segment statement of operations information and ENI, for our capital markets segment for the three and six months ended June 30, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense related to the amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets
Revenues:
Advisory and transaction fees from affiliates	$4,320	$—	$4,320	$2,011	$—	$2,011
Management fees from affiliates	74,351	—	74,351	46,049	—	46,049
Carried interest income (loss) from affiliates:
Unrealized (losses) gains(1)	—	(16,677)	(16,677)	—	6,658	6,658
Realized gains	9,200	9,959	19,159	11,200	7,289	18,489

Total Revenues	87,871	(6,718)	81,153	59,260	13,947	73,207

Expenses:
Compensation and Benefits:
Equity-based compensation	4,266	—	4,266	6,320	—	6,320
Salary, bonus and benefits	31,222	—	31,222	28,612	—	28,612
Profit sharing expense	—	3,854	3,854	—	10,849	10,849
Incentive fee compensation	—	(27)	(27)	—	(3,594)	(3,594)

Total compensation and benefits	35,488	3,827	39,315	34,932	7,255	42,187
Other expenses	39,245	—	39,245	23,738	—	23,738

Total Expenses	74,733	3,827	78,560	58,670	7,255	65,925

Other Income (Loss):
Net (losses) gains from investment activities	—	(13,108)	(13,108)	—	2,232	2,232
(Loss) income from equity method investments	—	(766)	(766)	—	1,959	1,959
Other (loss) income, net	(663)	—	(663)	530	—	530

Total Other (Loss) Income	(663)	(13,874)	(14,537)	530	4,191	4,721

Non-Controlling Interests	(2,438)	—	(2,438)	(1,596)	—	(1,596)

Economic Net Income (Loss)	$10,037	$(24,419)	$(14,382)	$(476)	$10,883	$10,407

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $18.3 million with respect to SOMA for the three months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Capital Markets
Revenues:
Advisory and transaction fees from affiliates	$5,676	$—	$5,676	$6,330	$—	$6,330
Management fees from affiliates	127,022	—	127,022	89,427	—	89,427
Carried interest income from affiliates:
Unrealized gains(1)	—	131,577	131,577	—	94,912	94,912
Realized gains	18,800	35,967	54,767	23,740	23,576	47,316

Total Revenues	151,498	167,544	319,042	119,497	118,488	237,985

Expenses:
Compensation and Benefits:
Equity-based compensation	12,394	—	12,394	9,845	—	9,845
Salary, bonus and benefits	58,847	—	58,847	53,124	—	53,124
Profit sharing expense	—	47,137	47,137	—	35,787	35,787
Incentive fee compensation	—	8	8	—	6,565	6,565

Total compensation and benefits	71,241	47,145	118,386	62,969	42,352	105,321
Other expenses	65,162	—	65,162	49,754	—	49,754

Total Expenses	136,403	47,145	183,548	112,723	42,352	155,075

Other Income (Loss):
Net (losses) gains from investment activities	—	(9,690)	(9,690)	—	20,061	20,061
Income from equity method investments	—	17,000	17,000	—	11,106	11,106
Other income, net	2,282	—	2,282	3,205	—	3,205

Total Other Income	2,282	7,310	9,592	3,205	31,167	34,372

Non-Controlling Interests	(3,847)	—	(3,847)	(5,234)	—	(5,234)

Economic Net Income	$13,530	$127,709	$141,239	$4,745	$107,303	$112,048

(1)	Included in unrealized carried interest income from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $0.2 million with respect to SOMA for the six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Capital Markets
Revenues:
Advisory and transaction fees from affiliates	$4,320	$2,011	$2,309	114.8%	$5,676	$6,330	$(654)	(10.3)%
Management fees from affiliates	74,351	46,049	28,302	61.5	127,022	89,427	37,595	42.0
Carried interest income (loss) from affiliates:
Unrealized (losses) gains(1)	(16,677)	6,658	(23,335)	NM	131,577	94,912	36,665	38.6
Realized gains	19,159	18,489	670	3.6	54,767	47,316	7,451	15.7

Total carried interest income from affiliates	2,482	25,147	(22,665)	(90.1)	186,344	142,228	44,116	31.0

Total Revenues	81,153	73,207	7,946	10.9	319,042	237,985	81,057	34.1

Expenses:
Compensation and benefits
Equity-based compensation	4,266	6,320	(2,054)	(32.5)	12,394	9,845	2,549	25.9
Salary, bonus and benefits	31,222	28,612	2,610	9.1	58,847	53,124	5,723	10.8
Profit sharing expense	3,854	10,849	(6,995)	(64.5)	47,137	35,787	11,350	31.7
Incentive fee compensation	(27)	(3,594)	3,567	99.2	8	6,565	(6,557)	(99.9)

Total compensation and benefits	39,315	42,187	(2,872)	(6.8)	118,386	105,321	13,065	12.4
Other expenses	39,245	23,738	15,507	65.3	65,162	49,754	15,408	31.0

Total Expenses	78,560	65,925	12,635	19.2	183,548	155,075	28,473	18.4

Other Income (Loss):
Net (losses) gains from investment activities	(13,108)	2,232	(15,340)	NM	(9,690)	20,061	(29,751)	NM
(Loss) income from equity method investments	(766)	1,959	(2,725)	NM	17,000	11,106	5,894	53.1
Other (loss) income, net	(663)	530	(1,193)	NM	2,282	3,205	(923)	(28.8)

Total Other (Loss) Income	(14,537)	4,721	(19,258)	NM	9,592	34,372	(24,780)	(72.1)
Non-Controlling Interests	(2,438)	(1,596)	(842)	(52.8)%	(3,847)	(5,234)	1,387	26.5

Economic Net (Loss) Income	$(14,382)	$10,407	$(24,789)	NM	$141,239	$112,048	$29,191	26.1%

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $18.3 million and $0.2 million with respect to SOMA for the three and six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

Revenues

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Advisory and transaction fees from affiliates increased by $2.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Gross advisory and transaction fees, including directors’ fees, were $12.9 million and $7.9 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $5.0 million or 63.3%. The transaction fees earned during 2012 primarily related to portfolio investments of EPF I and EPF II, which generated gross and net fees of $5.9 million and $2.4 million, respectively. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net advisory fees of $5.9 million and $0.8 million, respectively, during the three months ended June 30, 2012 and gross and net fees of $6.8 million and $0.9 million, respectively, during the three months ended June 30, 2011. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $8.6 million and $5.9 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $2.7 million or 45.8%.

Management fees from affiliates increased by $28.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to Stone Tower Funds/CLOs which were acquired in April 2012 and generated $13.7 million of management fees during the period, and EPF II which began earning management fees during the second quarter of 2012 totaling $7.1 million. In addition, assets managed by Athene Asset Management, LLC and AMTG generated increased fees of $6.5 million and $1.6 million, respectively, during the three months ended June 30, 2012 as compared to the same period in 2011. Furthermore, Senior Credit CLOs, AEC, AESI and certain sub-advisory arrangements which all began earning fees after the second quarter of 2011, together generated management fees of $6.3 million during the three months ended June 30, 2012. These increases were partially offset by decreased management fees earned from EPF I of $5.0 million for the three months ended June 30, 2012 as compared to the same period in 2011, due to a change in management fee basis from committed to invested capital as a result of the launch of EPF II. In addition, management fees earned by AINV decreased by $2.3 million as compared to the same period in 2011 as a result of a decrease in gross adjusted assets of the Company during the period. The remaining change was attributable to an overall increase in assets managed by the other capital markets funds which collectively contributed an increase of $0.3 million in management fees during the three months ended June 30, 2012 as compared to the same period in 2011.

Carried interest income from affiliates decreased by $22.7 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was attributable to a decrease in net unrealized carried interest income of $23.3 million driven by a decrease in net asset values primarily with respect to COF I, SOMA and EPF I resulting in decreased unrealized carried interest income of $20.7 million, $17.8 million and $9.3 million, respectively, during the period. Included in the change in unrealized carried interest income was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to SOMA of $18.3 million during the three months ended June 30, 2012. These decreases were partially offset by unrealized carried interest income of $18.1 million earned by Stone Tower Funds/CLOs which the Company began managing in April 2012, along with increased unrealized carried interest income attributable by COF II of $8.0 million due to higher investment valuations during the period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Advisory and transaction fees from affiliates decreased by $0.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Gross advisory and transaction fees, including directors’ fees, were $19.3 million and $18.0 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $1.3 million or 7.2%. The transaction fees earned during 2012 primarily related to portfolio investments of EPF I and EPF II, which generated gross and net fees of $5.9 million and $2.4 million, respectively, whereas the transaction fees earned during 2011 primarily related to portfolio investments of FCI which generated gross and net fees of $2.9 million during the period. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net advisory fees of $11.7 million and $1.6 million, respectively, during the three months ended June 30, 2012 and gross and net fees of $13.4 million and $1.7 million, respectively, during the three months ended June 30, 2011. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $13.6 million and $11.7 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $1.9 million or 16.2%.

Management fees from affiliates increased by $37.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to management fees earned from Stone Tower Funds/CLOs which the Company began to manage in April 2012 and generated $13.7 million of management fees during the period, along with EPF II and Gulf Stream CLOs which began earning management fees after the second quarter of 2011 and generated fees $7.1 and $6.2 million, respectively, during the period. In addition, Athene Asset Management LLC and AMTG generated increased fees of $8.8 million and $2.4 million, respectively, during the period as compared to the same period in 2011. Furthermore, AEC, AESI and certain sub-advisory arrangements, which all began generating fees after the second quarter of 2011, together earned management fees of $5.7 million during the six months ended June 30, 2012. These increases were partially offset by decreased management fees earned by EPF I of $5.3 million for the six months ended June 30, 2012 as compared to the same period in 2011, due to a change in management fee basis from committed to invested capital as the result of the launch of EPF II. In addition, management fees earned by AINV decreased by $3.2 million as a result of a decrease in gross adjusted assets managed of the Company during the period as compared to the same period in 2011. The remaining change was attributable to an overall increased in assets managed by the other capital markets funds which collectively contributed an increase of $2.2 million in management fees during the six months ended June 30, 2012 as compared to the same period in 2011.

Carried interest income from affiliates increased by $44.1 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to an increase in net unrealized carried interest income of $36.7 million driven by increased net asset values primarily with respect to COF II and COF I resulting in increased unrealized carried interest income of $26.1 million and $14.9 million, respectively, during the period as compared to the same period in 2011, and Stone Tower Funds/CLOs and Gulf Stream CLOs, which the Company began to manage subsequent to the second quarter of 2011, and earned unrealized carried interest income of $18.1 million and $16.7 million, respectively, during the six months ended June 30, 2012. These increases were partially offset by decreased net asset values primarily with respect to EPF I, ACLF and SOMA resulting in decreased unrealized carried interest income of $30.0 million, $4.8 million and $4.7 million, respectively, during the period. Included in the change in unrealized carried interest income was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to SOMA of $0.2 million for the six months ended June 30, 2012. The remaining change was attributable to an increase in realized carried interest income earned during the period of $7.4 million resulting from an increase in dividends and interest income on portfolio investments held by certain of our capital markets funds, primarily COF I and certain sub-advisory arrangements of $10.4 million and $2.2 million, respectively, partially offset by decreases from COF II and AINV of $2.2 million and $2.1 million, respectively, for the period.

Expenses

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Compensation and benefits expense decreased by $2.9 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily a result of a $7.0 million decrease in profit sharing expense due to the unfavorable performance of certain of our capital markets funds during the period. In addition, equity-based compensation expense decreased by $2.1 million as a result of forfeitures during the three months ended June 30, 2012. These decreases were partially offset by a change in incentive fee compensation of $3.6 million due to the performance of certain of our capital markets funds during the period, along with an increase in salary, bonus and benefits expense of $2.6 million due to an increase in headcount during the period, including new hires related to the Stone Tower acquisition in April 2012.

Other expenses increased by $15.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to increased placement fee expenses of $7.6 million, with $6.8 million attributable to EPF II, due to increased fundraising activities during the three months ended June 30, 2012 as compared to the same period in 2011. In addition, general, administrative and other expenses increased by $2.9 million due to higher travel, information technology, recruiting and other expenses incurred during the three months ended June 30, 2012 as compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Compensation and benefits expense increased by $13.1 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily a result of a $11.4 million increase in profit sharing expense due to the favorable performance of certain of our capital markets funds during the period along with the performance based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees. In addition, salary, bonus and benefits expense increased by $5.7 million due to an increase in headcount during the period, including new hires related to the Stone Tower acquisition in April 2012, along with a $2.5 million increase in equity-based compensation due to additional grants of RSUs subsequent to June 30, 2011. These increases were partially offset by decreased incentive fee compensation expense of $6.6 million due to the performance of certain of our capital markets funds during the period.

Other expenses increased by $15.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to increased placement fee expenses of $8.0 million with $6.8 million attributable to EPF II, due to increased fundraising activities, during the six months ended June 30, 2012 as compared to the same period in 2011. In addition, general administrative and other expenses increased by $5.4 million due to higher travel, information technology, recruiting and other expenses incurred during the six months ended June 30, 2012 as compared to the same period in 2011.

Other Income

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net (losses) gains from investment activities changed by $15.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was related to a decrease in unrealized income resulting from the change in the fair value of the investment in HFA during the three months ended June 30, 2012 as compared to the same period in 2011.

(Loss) income from equity method investments changed by $(2.7) million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was driven by decreases in the fair values of investments held by certain of our capital markets funds, primarily COF I and EPF I, which resulted in decreases in income from equity method investments of $2.0 million and $1.4 million, respectively, during the three months ended June 30, 2012 as compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net (losses) gains from investment activities changed by $29.8 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was related to a decrease in unrealized income resulting from the change in the fair value of the investment in HFA during the six months ended June 30, 2012 as compared to the same period in 2011.

Income from equity method investments increased by $5.9 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was driven by increases in the fair values of investments held by certain of our capital markets funds, primarily COF I, COF II and ACLF which resulted in increases in income from equity method investments of $2.8 million, $2.0 million and $1.5 million, respectively, during the six months ended June 30, 2012 as compared to the same period in 2011.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three and six months ended June 30, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592	$—	$—	$—
Management fees from affiliates	12,888	—	12,888	9,673	—	9,673
Carried interest income from affiliates:
Unrealized gains	—	1,647	1,647	—	—	—
Realized gains	—	2,602	2,602	—	—	—

Total Revenues	13,480	4,249	17,729	9,673	—	9,673

Expenses:
Compensation and Benefits:
Equity-based compensation	2,442	—	2,442	3,230	—	3,230
Salary, bonus and benefits	5,934	—	5,934	7,886	—	7,886
Profit sharing expense	—	2,139	2,139	—	—	—

Total compensation and benefits	8,376	2,139	10,515	11,116	—	11,116
Other expenses	6,190	—	6,190	5,847	—	5,847

Total Expenses	14,566	2,139	16,705	16,963	—	16,963

Other Income (Loss):
Income from equity method investments	—	240	240	—	270	270
Other (loss) income, net	(516)	—	(516)	9,512	—	9,512

Total Other (Loss) Income	(516)	240	(276)	9,512	270	9,782

Economic Net (Loss) Income	$(1,602)	$2,350	$748	$2,222	$270	$2,492

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592	$—	$—	$—
Management fees from affiliates	23,253	—	23,253	18,929	—	18,929
Carried interest income from affiliates:
Unrealized gains	—	1,647	1,647	—	—	—
Realized gains	—	4,279	4,279	—	—	—

Total Revenues	23,845	5,926	29,771	18,929	—	18,929

Expenses:
Compensation and Benefits:
Equity-based compensation	5,480	—	5,480	5,743	—	5,743
Salary, bonus and benefits	12,587	—	12,587	17,635	—	17,635
Profit sharing expense	—	3,597	3,597

Total compensation and benefits	18,067	3,597	21,664	23,378	—	23,378
Other expenses	12,935	—	12,935	11,087	—	11,087

Total Expenses	31,002	3,597	34,599	34,465	—	34,465

Other Income:
Income from equity method investments	—	419	419	—	407	407
Other income, net	361	—	361	10,034	—	10,034

Total Other Income	361	419	780	10,034	407	10,441

Economic Net (Loss) Income	$(6,796)	$2,748	$(4,048)	$(5,502)	$407	$(5,095)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012	2011	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592	NM	$592	$—	$592	NM
Management fees from affiliates	12,888	9,673	3,215	33.2%	23,253	18,929	4,324	22.8%
Carried interest income from affiliates:
Unrealized gains	1,647	—	1,647	NM	1,647	—	1,647	NM
Realized gains	2,602	—	2,602	NM	4,279	—	4,279	NM

Total carried interest income from affiliates	4,249	—	4,249	NM	5,926	—	5,926	NM

Total Revenues	17,729	9,673	8,056	83.3	29,771	18,929	10,842	57.3

Expenses:
Compensation and Benefits:
Equity-based compensation	2,442	3,230	(788)	(24.4)	5,480	5,743	(263)	(4.6)
Salary, bonus and benefits	5,934	7,886	(1,952)	(24.8)	12,587	17,635	(5,048)	(28.6)
Profit sharing expense	2,139	—	2,139	NM	3,597	—	3,597	NM

Total compensation and benefits	10,515	11,116	(601)	(5.4)	21,664	23,378	(1,714)	(7.3)
Other expenses	6,190	5,847	343	5.9	12,935	11,087	1,848	16.7

Total Expenses	16,705	16,963	(258)	(1.5)	34,599	34,465	134	0.4

Other Income (Loss):
Income from equity method investments	240	270	(30)	(11.1)	419	407	12	2.9
Other (loss) income, net	(516)	9,512	(10,028)	NM	361	10,034	(9,673)	(96.4)

Total Other (Loss) Income	(276)	9,782	(10,058)	NM	780	10,441	(9,661)	(92.5)

Economic Net Income (Loss)	$748	$2,492	$(1,744)	(70.0)%	$(4,048)	$(5,095)	$1,047	20.5%

Revenues

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Advisory and transaction fees from affiliates increased by $0.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was attributable to an increase in transaction and advisory services rendered during the period.

Management fees increased by $3.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to increased management fees earned from AGRE U.S. Real Estate Fund and AGRE CMBS Accounts of $2.2 million and $1.1 million, respectively, as a result of an increase in net invested capital and amortized cost of assets, respectively, during the period. In addition, increased management fees were earned from ARI, AGRE Debt Fund I and other funds which collectively contributed $0.9 million during the period. These increases were offset by decreased management fees earned by the CPI Funds of $1.0 million as a result of decreases in net invested capital during the period.

Carried interest income from affiliates increased by $4.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to an increase in realized gains of $2.6 million resulting from increased dispositions of portfolio investments during the period. The remaining change in the carried interest income from affiliates relates to an increase in net unrealized gains of $1.6 million, driven by an increase in the fair values of the underlying portfolio investments held during the period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Advisory and transaction fees from affiliates increased by $0.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was attributable to an increase in transaction and advisory services rendered during the period.

Management fees increased by $4.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to increased management fees earned from AGRE CMBS Accounts and AGRE U.S. Real Estate Fund of $2.1 million and $2.4 million, respectively, as a result of an increase in amortized cost of assets and invested capital, respectively, during the period. In addition, increased management fees were earned from ARI, AGRE Debt Fund I and other funds which collectively contributed $1.3 million during the period. These increases were offset by decreased management fees earned from the CPI Funds of $1.5 million as a result of decreases in net invested capital during the period.

Carried interest income from affiliates increased by $5.9 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to an increase in realized gains of $4.3 million resulting from increased dispositions of portfolio investments during the period. The remaining change in the carried interest income from affiliates relates to an increase in net unrealized gains of $1.6 million, driven by an increase in the fair values of the underlying portfolio investments held during the period.

Expenses

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Compensation and benefits decreased by $0.6 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was attributable to decreases in salary, bonus and benefits expense and equity-based compensation expense of $1.9 million and $0.8 million, respectively, primarily driven by a decrease in headcount and the Incentive Pool. These changes were offset by an increase in profit sharing expense of $2.1 million due to the Incentive Pool.

Other expenses increased by $0.3 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to increased professional fees of $0.8 due to higher external accounting, tax, audit, legal and consulting fees incurred during the period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Compensation and benefits decreased by $1.7 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was attributable to decreases in salary, bonus and benefits expense and equity-based compensation expense of $5.0 million and $0.3 million, respectively, primarily driven by a decrease in headcount and the Incentive Pool. These changes were offset by an increase in profit sharing expense of $3.6 million due to the Incentive Pool.

Other expenses increased by $1.8 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to increased professional fees of $1.8 million due to higher external accounting, tax, audit, legal and consulting fees incurred during the period.

Other Income

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Income from equity method investments decreased by $0.03 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily driven by decreases in the fair values of our real estate investments, primarily relating to Apollo’s ownership interest in the CPI Funds which resulted in decreased income from equity method investments of $0.1 million during the three months ended June 30, 2012 as compared to the same period during 2011.

Other income, net decreased by $10.0 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This change was primarily attributable to a decrease in reimbursed offering costs for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. During the three months ended June 30, 2011 approximately $8.0 million of reimbursed offering costs were recognized as a result of a one time transaction related to the 2009 launch of ARI. The remaining change was a result of losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended June 30, 2012 as compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Income from equity method investments increased by $0.01 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily driven by increases in the fair values of our real estate investments, primarily relating to Apollo’s ownership interest in ARI which resulted in increased income from equity method investments of $0.2 million during the three months ended June 30, 2012 as compared to the same period during 2011.

Other income, net decreased by $9.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This change was primarily attributable to a decrease in reimbursed offering costs for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. During the six months ended June 30, 2011 approximately $8.0 million of reimbursed offering costs were recognized as a result of a one time transaction related to the 2009 launch of ARI. The remaining change was a result of losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the six months ended June 30, 2012 as compared to the same period in 2011.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our Management Business and Incentive Business for the three and six months ended June 30, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$70,026	$23,556	$97,262	$42,972
Management fees from affiliates	156,397	121,187	286,430	239,337
Carried interest income from affiliates	9,200	11,200	18,800	23,740

Total Revenues	235,623	155,943	402,492	306,049

Expenses:
Equity-based compensation	14,113	17,022	33,046	30,216
Salary, bonus and benefits	74,948	64,286	140,019	136,355
Interest expense	10,173	10,327	21,553	21,209
Professional fees(1)	16,535	12,776	27,841	29,919
General, administrative and other(2)	23,135	22,127	41,837	38,326
Placement fees	8,131	575	9,052	1,114
Occupancy	8,962	7,925	17,688	15,151
Depreciation and amortization	2,375	2,518	4,793	5,312

Total Expenses	158,372	137,556	295,829	277,602

Other Income (Loss):
Interest income	1,849	612	3,113	870
Other (loss) income, net	(6,230)	13,111	(401)	21,174

Total Other (Loss) Income	(4,381)	13,723	2,712	22,044
Non-Controlling Interests	(2,438)	(1,596)	(3,847)	(5,234)

Economic Net Income	$70,432	$30,514	$105,528	$45,257

(1)	Excludes professional fees related to the consolidated funds.
(2)	Excludes general and administrative expenses related to the consolidated funds.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Incentive Business
Revenues:
Carried interest income (loss) from affiliates:
Unrealized (losses) gains(1)	$(52,723)	$(25,739)	$421,503	$385,645
Realized gains	55,939	178,672	205,694	313,524

Total Revenues	3,216	152,933	627,197	699,169

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense(1)	(10,823)	(9,728)	167,553	157,882
Realized profit sharing expense	30,674	80,461	101,322	129,936

Total Profit Sharing Expense	19,851	70,733	268,875	287,818
Incentive fee compensation	(27)	(3,594)	8	6,565

Total Compensation and Benefits	19,824	67,139	268,883	294,383

Other Income (Losses):
Net (losses) gains from investment activities(2)	(13,108)	2,232	(9,690)	20,061
Income from equity method investments	1,319	6,781	49,870	31,856

Total Other (Loss) Income	(11,789)	9,013	40,180	51,917

Economic Net (Loss) Income	$(28,397)	$94,807	$398,494	$456,703

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 million and $18.3 million with respect to Fund VI and SOMA for the three months ended June 30, 2012 and $68.5 million and $0.2 million with respect to Fund VI and SOMA for the six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.
(2)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments including Management Business and Incentive Business and a reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$238,839	$308,876	$1,029,689	$1,005,218
Expenses	178,196	204,695	564,712	571,985
Other (loss) income	(16,170)	22,736	42,892	73,961
Non-Controlling Interests	(2,438)	(1,596)	(3,847)	(5,234)

Economic Net Income	42,035	125,321	504,022	501,960
Non-cash charges related to equity-based compensation	(128,002)	(270,336)	(257,935)	(540,749)
Income tax provision	(10,650)	(3,550)	(25,210)	(12,370)
Net loss (income) attributable to Non-Controlling Interests in Apollo Operating Group	64,837	101,960	(148,559)	45,962
Amortization of intangible assets	(9,606)	(4,384)	(15,661)	(7,636)

Net (Loss) Income Attributable to Apollo Global Management, LLC	$(41,386)	$(50,989)	$56,657	$(12,833)

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

Periodically, the Company also engages in acquisitions that have an impact on cash flows.

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	June 30, 2012			December 31, 2011
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	5.68	%(1)	$728,273	5.39	%(1)
CIT secured loan agreement	9,867	3.48%		10,243	3.39%

Total Debt	$738,140	5.65%		$738,516	5.35%

(1)	Includes the effect of interest rate swaps.

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

Cash Flows

Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are summarized and discussed within the table and corresponding commentary below:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating Activities	$(59,476)	$564,475
Investing Activities	(158,008)	(49,092)
Financing Activities	97,048	(60,566)

Net (Decrease) Increase in Cash and Cash Equivalents	$(120,436)	$454,817

Operating Activities

Net cash used in operating activities was $59.5 million during the six months ended June 30, 2012. During this period, there was $2,265.6 million in net income, to which $291.0 million of equity-based compensation, a non-cash expense, and $1,951.2 million in gain on business acquisitions, were added to reconcile net income to net cash used in operating activities. Additional adjustments to reconcile cash used in operating activities during the six months ended June 30, 2012 included $2,406.3 million in proceeds from sales of investments primarily held by the consolidated VIEs, a $195.3 million increase in profit sharing payable, $102.8 million of unrealized losses on debt of the consolidated VIEs, a $119.8 million increase in other assets of the consolidated VIEs and $99.7 million in distributions from investment activities. These favorable cash adjustments were offset by $2,913.8 million of net purchases of investments held by the consolidated VIEs, $191.1 million in net unrealized gains from investments primarily held by the consolidated funds and VIEs, a $30.2 million increase in cash held at consolidated VIEs, and a $398.2 million increase in carried interest receivable. The increase in our carried interest receivable balance during the six months ended June 30, 2012 was driven primarily by a $689.6 million increase of carried interest income from the change in fair value of funds for which we act as general partner, offset by fund cash distributions of $291.5 million.

Net cash provided by operating activities was $564.5 million during the six months ended June 30, 2011. During this period, there was $146.5 million in net income, to which $571.0 million of equity-based compensation, a non-cash expense, was added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the six months ended June 30, 2011 included a $158.4 million increase in profit sharing payable, $1,125.5 million of sales of investments held by the consolidated VIEs, $46.9 million of unrealized losses on debt of the consolidated VIEs and a $64.9 million increase in other liabilities of the consolidated VIEs. These favorable cash adjustments were offset by $226.4 million of net unrealized gains from investment activities of consolidated funds and the consolidated VIEs, $41.8 million of realized gains on debt of the consolidated VIEs, a $55.2 million decrease in due to affiliates, a $107.4 million increase in cash held by consolidated funds and consolidated VIEs, $840.7 million of purchases of investments relating to the consolidated VIEs, and a $333.9 million increase in our carried interest receivable. The increase in our carried interest receivable balance during the six months ended June 30, 2011 was driven by a $722.9 million of carried interest income from change in fair value of funds for which we act as general partner, offset by fund cash distributions of $391.2 million.

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

Investing Activities

Net cash used in investing activities was $158.0 million for the six months ended June 30, 2012, which was primarily comprised of $99.2 million relating to the acquisition of Stone Tower (see note 3 to our condensed consolidated financial statements), $50.8 million of cash distributions received from equity method investments primarily offset by $103.4 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, AINV and EPF II. Cash distributions from equity method investments were primarily related to Fund VII, COF I, COF II, EPF I and ACLF.

Net cash used in investing activities was $49.1 million for the six months ended June 30, 2011, which was primarily comprised of $12.1 million in purchases of fixed assets, $16.5 million of cash contributions to equity method investments and $52.1 million of purchases relating to the investment in HFA, offset by $31.9 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII and AGRE U.S. Real Estate Fund. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF I, COF II, Artus, EPF I and Vantium C.

Financing Activities

Net cash provided by financing activities was $97.0 million for the six months ended June 30, 2012, which was primarily comprised of $929.5 million of debt issued by consolidated VIEs offset by $246.1 million in repayment of debt held by consolidated VIEs, $181.4 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $202.4 million of distributions paid to Non-Controlling Interests in consolidated VIEs, $61.0 million of contributions from Non-Controlling Interests in consolidated VIEs, $144.4 million in distributions, $100.0 million related to the purchase of AAA units, and $16.9 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs.

Net cash used in financing activities was $60.6 million for the six months ended June 30, 2011, which was primarily comprised of $412.1 million in repayment of term loans by consolidated VIEs, $300.9 million in distributions by consolidated VIEs, $93.6 million of distributions paid to Non-Controlling Interests in Apollo Operating Group, $27.3 million of dividends paid to Non-Controlling Interests in consolidated funds, $45.5 million in distributions and $9.0 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs. These adjustments were offset by $384.0 million in proceeds from the issuance of Class A shares and $454.4 million of debt issued by consolidated VIEs.

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to AGM Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 4, 2011	0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3
February 12, 2012	0.46	February 29, 2012	58.1	110.4	168.5	10.3
May 8, 2012	0.25	May 30, 2012	31.6	60.0	91.6	6.2

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

For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. As a result of the monetization plan, we expect AIE I to have adequate cash flow to satisfy its obligations as they come due, therefore, we do not anticipate any additional fee waivers for AIE I in the future. The Company continues to charge AIE I management fees at a reduced rate of 1.5% of the net assets of AIE I. Prior to the monetization plan, the management fees were based on 2.0% of the gross assets of AIE I. The Company has no future plans to waive additional management fees charged to AIE I or to lower the current management fee arrangement. Management elected not to seek shareholder approval for a one-year extension and currently aims to wind up the company in a quick and cost efficient manner. Management anticipates that all related corporate entities will be dissolved by year-end and a final distribution will be made to shareholders of remaining cash, if any, in the first quarter of 2013. However, there can be no assurances that this timeframe will be met.

On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with the California Public Employees’ Retirement System (“CalPERS”). The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. In March 2012, the Company received a notice of withdrawal from CalPERS, to withdraw a total of $400 million from SOMA. We currently expect the capital to be distributed over the next several years.

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

The Company granted approximately 1.5 million RSUs to its employees during the six months ended June 30, 2012. The average estimated fair value per share on the grant date was $13.03 with a total fair value of $19.3 million. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. Of these awards, approximately 1.0 million RSUs relate to awards granted that immediately vested as part of the Stone Tower acquisition. The fair value of these fully vested awards is $14.0 million and was included in the fair value of consideration transferred for the Stone Tower acquisition (see note 3 to our condensed consolidated financial statements). The fair value of these fully vested awards was not charged to compensation expense, but charged to additional paid in capital in the condensed consolidated statements of changes in shareholders’ equity. Refer to note 3 for further discussion of the Stone Tower acquisition. The Company expects to incur annual compensation expense on all grants, net of forfeitures, of approximately $50.8 million during the remainder of 2012 and $71.5 million, $26.2 million, $9.9 million and $7.4 million during the years ended December 31, 2013, 2014, 2015 and 2016, respectively, and $1.1 million amortized after 2016.

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

On August 2, 2012, the Company declared a cash distribution of $0.24 per Class A share, which will be paid on August 31, 2012 to holders of record on August 27, 2012.

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

•

Net Management Fee Income—distributable cash determined by the general partner of each management company, from direct ownership of the management company entity. The Contributing Partners will continue to receive net management fee income payments based on the interests they retained in management companies directly. Such payments are treated as compensation expense post the 2007 Reorganization as described above.

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

Consolidation

Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds for which the general partner is presumed to have control (i.e., AAA and the Apollo Senior Loan Fund). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining if there is a related-party group, and if so, which party within a related-party group is most closely associated with a VIE. The use of these judgments has a material impact to certain components of Apollo’s condensed consolidated financial statements.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition.

Additional disclosures regarding VIEs are set forth in note 5 to our condensed consolidated financial statements. Inter-company transactions and balances, if any, have been eliminated in the consolidation.

Revenue Recognition

Carried Interest Income from Affiliates. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our capital markets funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other capital markets funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for carried interest based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Refer to note 6 to our condensed consolidated financial statements for disclosure of the amounts of carried interest income (loss) from affiliates that was generated from realized versus unrealized losses. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our capital markets, private equity and real estate funds.

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

On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management that review and approve the valuation results related to our private equity investments. Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

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

On a quarterly basis, Apollo utilizes a valuation sub-committee consisting of members from senior management to review and approve the valuation results related to our capital markets investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

Real Estate Investments. For the CMBS portfolio of Apollo’s funds, the estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. For AGRE's opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.

On a quarterly basis, Apollo utilizes a valuation sub-committee consisting of members from senior management to review and approve the valuation results related to our real estate investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

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

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 9 to our condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 9 to our condensed consolidated financial statements, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $773.0 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of June 30, 2012. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation.

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

Fair Value Option. Apollo has elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has elected to separately present interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible notes issued by HFA. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. Refer to note 5 to our condensed consolidated financial statements for further disclosure on financial instruments of the consolidated VIEs for which the fair value option has been elected.

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

Profit Sharing Expense. Compensation expense related to our profit sharing payable is a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, any movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. The Contributing Partners and employees are generally allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners.

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

Incentive Fee Compensation. Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our capital markets funds, based on performance for the period. Incentive fee compensation expense is recognized on an accrual basis as the related carried interest income is earned.

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

As noted above, the AOG Units issued to the Managing Partners and Contributing Partners have different restrictions which affect the liquidity of, and the discounts applied to, each grant.

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

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 13 to our condensed consolidated financial statements for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2012, the Company’s material contractual obligations consist of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$18,153	$37,300	$37,545	$36,299	$36,325	$102,496	$268,118
Other long-term obligations(2)	6,216	2,919	500	104	—	—	9,739
AMH Credit Agreement(3)	15,297	30,596	85,545	78,412	26,302	623,486	859,638
CIT secured loan agreement	490	9,618	—	—	—	—	10,108

Obligations as of June 30, 2012	$40,156	$80,433	$123,590	$114,815	$62,627	$725,982	$1,147,603

(1)	The Company has entered into sublease agreements and will contractually receive approximately $10.1 million over the remaining periods of 2012 and thereafter.
(2)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(3)	$723.3 million, net ($995.0 million portion less amount repurchased) of the AMH debt matures in January 2017 and $5.0 million matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.21%.

Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.

(i)	Amounts do not include the senior secured term loan entered into by AAA Investments of which $359.9 million was utilized as of June 30, 2012. The term loan matures on June 30, 2015. AAA is consolidated by the Company in accordance with U.S. GAAP. The Company does not guarantee and has no legal obligation to repay amounts outstanding under the term loan. Accordingly, the $359.9 million outstanding balance was excluded from the table above.
(ii)	As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(iii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.

Commitments

Our management companies and general partners have committed that we, or our affiliates, will invest a certain percentage of capital into the funds we manage. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, capital markets fund and real estate fund as of June 30, 2012 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VII	$467.2	(1)	3.18%	$178.0	1.21%	$147.0	(1)	$54.5
Fund VI	246.3		2.43	6.3	0.06	24.3		0.6
Fund V	100.0		2.67	0.5	0.01	6.5		—	(2)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(2)
Fund III	100.6		6.71	—	—	15.5		—
ANRP	364.7	(1)	45.50	8.6	1.07	271.1	(1)	6.5
Capital Markets:
EPF I(7)	340.3	(3)	20.74	22.4	1.37	90.0	(4)	7.2
EPF II	176.7		8.60	51.7	2.52	163.0		48.1
SOMA(8)	—		—	—	—	—		—
COF I	451.1	(6)	30.38	29.7	2.00	237.4	(6)	4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
ACLF(5)	23.9		2.43	23.9	2.43	12.6		12.6
Palmetto	18.0		1.19	18.0	1.19	7.4		7.4
AIE II(7)	8.2		3.14	5.1	1.95	0.8		0.5
A-A European Senior Debt Fund, L.P.	50.0		100.0	—	—	—		—
FCI	150.7		26.97	—	—	64.0		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.0	—	—	85.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.0	—	—	—	(1)	—
AESI(7)	4.5		1.00	4.5	1.00	2.0		2.0
AEC	6.8		2.52	2.6	0.96	3.7		1.4
Apollo Centre Street Partnership, L.P.	15.0		2.44	15.0	2.44	10.6		10.6
Apollo Asia Private Credit Fund, L.P.	156.2		96.90	0.1	0.06	128.2		0.1
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	2.0		2.0
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	0.8		0.94	—	—	0.2		—
Stone Tower Credit Strategies Master Fund, Ltd.	0.9		0.68	—	—	—		—
Stone Tower Credit Solutions Master Fund, Ltd. 5.1	5.1		0.22	—	—	—		—
Stone Tower Credit Master Fund, Ltd.	1.0		0.90	—	—	0.3		—
Real Estate:
AGRE U.S. Real Estate Fund	613.2	(1)	78.09	13.2	1.68	558.1	(1)	11.1
CPI Capital Partners North America	7.5		1.25	2.0	0.33	1.8		0.5
CPI Capital Partners Europe(7)	6.9		0.47	—	—	1.3		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.7		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(9)	17.8		7.79	0.5	0.22	11.9		0.4
Apollo GSS Holding (Cayman), L.P.(9)	10.2		14.70	3.1	4.47	4.2		1.3
Other:
Apollo SPN Investments I, L.P.	47.1		1.55%	47.1	1.55%	47.1		47.1

Total	$4,030.1			$458.4		$1,898.0		$218.7

(1)	As of June 30, 2012, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $34.0 million, respectively, ANRP of $150.0 million and $111.4 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $85.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, and AGRE U.S. Real Estate Fund, L.P. of $300 million and $263.5 million, respectively.
(2)	As of June 30, 2012, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Of the total commitment amount in EPF, AAA, SOMA and Palmetto have approximately €54.5 million, €75.0 million and €106.0 million, respectively.
(4)	Of the total remaining commitment amount in EPF, AAA, SOMA and Palmetto have approximately €14.0 million, €19.3 million and €27.2 million, respectively.
(5)	As of June 30, 2012, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.
(6)	As of June 30, 2012, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(7)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.27 as of June 30, 2012.
(8)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of June 30, 2012, Apollo and its affiliates’ capital balances exceeded the 1% requirement and are not required to fund a capital commitment.
(9)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.57 as of June 30, 2012.

As a limited partner, the general partner and manager of the Apollo private equity, capital markets and real estate funds, Apollo has unfunded capital commitments at June 30, 2012 and December 31, 2011 of $218.7 million and $137.9 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

The AMH Credit Agreement, which provides for a variable-rate term loan, will have future impacts on our use of cash. Borrowings under the AMH Credit Agreement originally accrued interest at a rate of (i) LIBOR loans (LIBOR plus 1.25%), or (ii) base rate loans (base rate plus 0.50%). The Company hedged $167 million of the variable-rate loan with fixed rate swaps to minimize our interest rate risk and the interest rate swaps expired in May 2012. The loan was originally scheduled to mature in April 2014. On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995 million of the term loans from April 20, 2014 to January 3, 2017 and modified certain other terms of the Credit Agreement. Pursuant to this amendment, AMH or an affiliate was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, AMH or an affiliate is required to repurchase at least $50 million aggregate principal amount of term loans by December 31, 2014 and at least $100 million aggregate principal amount of term loans (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio (which is a figure that varies over time that is used to determine the applicable level of certain carve-outs to the negative covenants as well as to determine the level of AMH’s cash collateralization requirements) was extended to end at the new extended maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and base rate plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of term loans in connection with the extension of the maturity date of such loans and thus the AMH loans (excluding the portions held by AMH affiliates) had a remaining outstanding balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at June 30, 2012 was 4.22% and the interest rate on the remaining $5.0 million portion of the loan at June 30, 2012 was 1.47%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $773.0 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2012 is the amount for which the Company expects to settle the AMH Credit Agreement.

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. At December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. During the three and six months ended June 30, 2012, there was no interest paid. During the three and six months ended June 30, 2012, there was $0.0 million and $0.1 million accrued interest on the outstanding loan obligation. As of June 30, 2012, the total outstanding loan aggregated $9.2 million, including accrued interest of $1.1 million which approximated fair value, of which approximately $6.6 million was not subject to the indemnity discussed in note 12 to our condensed consolidated financial statements and is a receivable from the Contributing Partners and certain employees.

In accordance with the Managing Partners Shareholders Agreement dated July 13, 2007, as amended, and the above credit agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As discussed in note 12 to our condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income or fees of $143.8 million to Fund VI.

Contingent Obligations—Carried interest income in private equity funds, certain capital markets and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through June 30, 2012 and that would be reversed approximates $1.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

June 30, 2012
Private Equity Funds:
Fund VII	$994,582
Fund V	306,247
Fund IV	22,671
Other (AAA, Stanhope)	22,548

Total Private Equity Funds	1,346,048

Capital Markets Funds:
Distressed and Event-Driven Hedge Funds (Value Funds)	17,168
Mezzanine Funds (AIE II)	24,753
Non-Performing Loan Fund (EPF I)	65,820
Senior Credit Funds (COF I/COF II, ACLF, AEC, collateralized loan obligations (“CLOs”))	356,169
Stone Tower Funds/CLOs	102,135
Sub-Advisory Arrangements	2,159

Total Capital Market Funds	568,204

Real Estate Funds:
CPI Other	1,647

Total Real Estate Funds	1,647

Total	$1,915,899

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 12, the Company has recorded a general partner obligation to return previously distributed carried interest income of $143.8 million and $18.3 million relating to Fund VI and SOMA, respectively, as of June 30, 2012.

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

One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds we manage. As of June 30, 2012, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future realized incentive fee revenue earned from certain of the Stone Tower Funds, CLOs, CDOs and managed accounts. This contingent consideration liability had an Acquisition Date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $114.7 million as of June 30, 2012. Refer to note 3 for additional details related to the Stone Tower acquisition. The contingent consideration liability will be remeasured to fair value each reporting period until the contingency is resolved. The changes to the fair value of the contingent consideration obligation will be reflected in the condensed consolidated statements of operations.

In connection with the Gulf Stream acquisition, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. The contingent liability had a fair value of approximately $4.7 million as of June 30, 2012 and December 31, 2011 and is recorded in due to affiliates in the condensed consolidated statements of financial condition.

In connection with the CPI acquisition, the consideration transferred in the acquisition was contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of June 30, 2012 and December 31, 2011 and is recorded in due to affiliates in the condensed consolidated statements of financial condition.

During the one year measurement period, any changes resulting from facts and circumstances that existed as of the Acquisition Date will be reflected as a retrospective adjustment to the gain on acquisition and the respective asset acquired or liability assumed.

The Company has determined that the contingent consideration obligations are categorized as Level III liability in the fair value hierarchy as the pricing inputs into the determination of fair value requires significant management judgment and estimation.

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

The Company is subject to a concentration risk related to the investors in its funds. As of June 30, 2012, no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Impact on Carried Interest Income—We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Our carried interest income will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:

•	the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;

•	whether such performance criteria are annual or over the life of the fund;

•	to the extent applicable, the previous performance of each fund in relation to its performance criteria; and

•	whether carried interest income attributable to each fund is subject to contingent repayment.

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

Certain of our entities hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which we enter into contracts to banks and investment banks who meet established credit and capital guidelines. We do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. On June 14, 2012, the plaintiffs filed a Fifth Amended Complaint. The defendants filed a motion to dismiss the Fifth Amended Complaint in part, and that motion was granted in part and denied in part. On July 21, 2012, all defendants filed motions for summary judgment, and those motions remain pending. Currently, Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. Apollo believes that plaintiffs’ claims lack factual and legal merit and intends to defend it vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC, which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that Apollo is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion's board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The Court has consolidated the Kelm, Miller, and Schnabel cases and ordered that they proceed on the same schedule. On June 18, 2012, the Court appointed lead plaintiffs’ counsel and set deadlines for the plaintiffs to file a consolidated amended complaint (August 17, 2012) and a RICO case statement (September 7, 2012) and for defendants to answer or otherwise respond to the consolidated amended complaint (October 19, 2012). Apollo believes that plaintiffs' claims against it are without merit. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC ("Arvco") (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Apollo believes that it has handled its use of placement agents in an appropriate manner. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the "Arvco Debtors") in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors' defense of the California Attorney General action described above. To date, no such claims have been brought. Apollo denies the merit of any such claims and will vigorously contest them, if they are brought.

Although the ultimate outcome of these matters cannot be ascertained at this time, we are of the opinion, after consultation with counsel, that the resolution of any such matters to which we are a party at this time will not have a material effect on our financial statements. Legal actions material to us could, however, arise in the future.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors for the six months ended June 30, 2012.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On April 3, 2012, July 9, 2012 and August 6, 2012 we issued 150,000, 1,451,915, and 1,961,631 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $2,167,500, $18,003,746 and $26,737,031, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.11	Exchange Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and the Apollo Principal Holders (as defined therein), from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.12	Tax Receivable Agreement, dated as of July 13, 2007, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.15	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.16	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.17	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.19	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.20	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Third Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.25	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.26	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.27	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.28	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.30	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter period ended March 31, 2011 (File No. 001-35107)).

10.39	Separation Agreement with Henry Silverman (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K dated March 9, 2011 (File No. 001-35107) and incorporated herin by reference).

*10.40	Amended and Restated Employment Agreement with Joseph F. Azrack, dated June 1, 2012.

*10.41	Separation Agreement with Eugene Donnelly, dated July 2, 2012.

*10.42	Employment Agreement with Martin Kelly, dated July 2, 2012.

*10.43	Employment Agreement with Leon D. Black, dated July 19, 2012.

*10.44	Employment Agreement with Marc. J. Rowan, dated July 19, 2012.

*10.45	Employment Agreement with Joshua J. Harris, dated July 19, 2012.

Exhibit Number	Exhibit Description

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†*101.INS	XBRL Instance Document

†*101.SCH	XBRL Taxonomy Extension Scheme Document

†*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Apollo Global Management, LLC
(Registrant)

Date: August 14, 2012	By:	/s/ Gene Donnelly
Name: Gene Donnelly
Title: Chief Financial Officer (principal financial officer and authorized signatory)