Form 10-Q
period 2012-09-30
Apollo Global Management LLC
filed 2012-11-14
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-35107

APOLLO GLOBAL MANAGEMENT, LLC

(Exact name of Registrant as specified in its charter)

Delaware	20-8880053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 9, 2012 there were 130,024,284 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements

This quarterly report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions, generally; our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933 on March 9, 2012, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

“Assets Under Management,” or “AUM,” refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our credit funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations) or certain collateralized loan obligation (“CLOs”) and collateralized debt obligation (“CDOs”) credit funds that have a fee generating basis other than mark-to-market asset values, plus used or available leverage and/or capital commitments;

(iii)	the gross asset values or net asset values of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio vehicles;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets that we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

“Gross IRR” of a fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2012 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;

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

The “Average Entry Multiple” for a private equity fund is the average of the total enterprise value over an applicable EBITDA that captures the true economics for our purchases of portfolio companies.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION (UNAUDITED)

(dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$752,496	$738,679
Cash and cash equivalents held at Consolidated Funds	694	6,052
Restricted cash	8,931	8,289
Investments	2,025,242	1,857,465
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,584,143	173,542
Investments, at fair value	12,090,672	3,301,966
Other assets	373,445	57,855
Carried interest receivable	1,627,936	868,582
Due from affiliates	272,410	176,740
Fixed assets, net	53,916	52,683
Deferred tax assets	550,601	576,304
Other assets	28,597	26,976
Goodwill	48,894	48,894
Intangible assets, net	151,427	81,846

Total Assets	$19,569,404	$7,975,873

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$46,911	$33,545
Accrued compensation and benefits	93,408	45,933
Deferred revenue	272,537	232,747
Due to affiliates	658,117	578,764
Profit sharing payable	825,583	352,896
Debt	737,986	738,516
Liabilities of consolidated variable interest entities:
Debt, at fair value	11,291,860	3,189,837
Other liabilities	600,853	122,264
Other liabilities	49,780	33,050

Total Liabilities	14,577,035	5,327,552

Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 129,874,286 shares and 123,923,042 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid in capital	3,015,240	2,939,492
Accumulated deficit	(2,313,381)	(2,426,197)
Appropriated partners’ capital	1,894,446	213,594
Accumulated other comprehensive income (loss)	168	(488)

Total Apollo Global Management, LLC shareholders’ equity	2,596,473	726,401
Non-Controlling Interests in consolidated entities	1,591,946	1,444,767
Non-Controlling Interests in Apollo Operating Group	803,950	477,153

Total Shareholders’ Equity	4,992,369	2,648,321

Total Liabilities and Shareholders’ Equity	$19,569,404	$7,975,873

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Advisory and transaction fees from affiliates	$15,149	$16,837	$112,162	$59,809
Management fees from affiliates	147,611	122,666	418,115	362,003
Carried interest income (loss) from affiliates	549,613	(1,619,083)	1,170,467	(896,174)

Total Revenues	712,373	(1,479,580)	1,700,744	(474,362)

Expenses:
Compensation and benefits:
Equity-based compensation	144,407	288,208	435,387	859,173
Salary, bonus and benefits	64,647	68,433	204,666	204,788
Profit sharing expense	237,433	(563,255)	506,308	(275,437)
Incentive fee compensation	364	(3,876)	372	2,689

Total Compensation and Benefits	446,851	(210,490)	1,146,733	791,213
Interest expense	7,136	9,790	29,083	30,999
Professional fees	11,490	6,965	39,849	37,318
General, administrative and other	24,028	16,566	66,810	55,675
Placement fees	4,292	1,991	13,344	3,105
Occupancy	9,644	10,391	27,360	25,542
Depreciation and amortization	16,567	6,687	37,021	19,635

Total Expenses	520,008	(158,100)	1,360,200	963,487

Other Income:
Net gains (losses) from investment activities	20,463	(371,647)	149,957	(150,407)
Net losses from investment activities of consolidated variable interest entities	(45,475)	(4,760)	(29,913)	(41)
Income (loss) from equity method investments	40,779	(56,438)	83,191	(29,242)
Interest and dividend income	3,277	670	7,093	1,540
Other income (loss), net	8,304	(10,135)	1,959,669	11,039

Total Other Income (Loss)	27,348	(442,310)	2,169,997	(167,111)

Income (loss) before income tax provision	219,713	(1,763,790)	2,510,541	(1,604,960)
Income tax (provision) benefit	(21,917)	19,847	(47,127)	7,477

Net Income (Loss)	197,796	(1,743,943)	2,463,414	(1,597,483)
Net (income) loss attributable to Non-Controlling Interests	(115,005)	1,277,017	(2,323,966)	1,117,724

Net Income (Loss) Attributable to Apollo Global Management, LLC	$82,791	$(466,926)	$139,448	$(479,759)

Distributions Declared per Class A Share	$0.24	$0.24	$0.95	$0.63

Net Income (Loss) Per Class A Share:
Net Income (Loss) Per Class A Share – Basic and Diluted	$0.55	$(3.86)	$0.93	$(4.33)

Weighted Average Number of Class A Shares – Basic	128,980,438	122,381,069	126,909,962	113,941,869

Weighted Average Number of Class A Shares – Diluted	131,635,202	122,381,069	129,309,716	113,941,869

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$197,796	$(1,743,943)	$2,463,414	$(1,597,483)
Other Comprehensive Income, net of tax:
Net unrealized (loss) gain on interest rate swaps (net of taxes of $172 and $260 for Apollo Global Management, LLC for the three months ended September 30, 2012 and 2011, respectively, and $410 and $605 for Apollo Global Management, LLC for the nine months ended September 30, 2012 and 2011, respectively, and $0 for Non-Controlling Interests in Apollo Operating Group for both the three and nine months ended September 30, 2012 and 2011)	(172)	1,894	2,653	5,040
Net gain (loss) on available-for-sale securities (from equity method investment)	16	(52)	13	(161)

Total Other Comprehensive (Loss) Income, net of tax	(156)	1,842	2,666	4,879

Comprehensive Income (Loss)	197,640	(1,742,101)	2,466,080	(1,592,604)
Comprehensive (Income) Loss Attributable to Non-Controlling Interests	(174,245)	1,271,024	(452,563)	1,099,701

Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$23,395	$(471,077)	$2,013,517	$(492,903)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumu- lated Deficit	Appro- priated Partners’ Capital	Accumu- lated Other Compre- hensive (Loss) Income	Total Apollo Global Manage- ment, LLC Total Share- holders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareho- lders’ Equity
Balance at January 1, 2011	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419
Issuance of Class A shares	21,500,000	—	382,488	—	—	—	382,488	—	—	382,488
Dilution impact of issuance of Class A shares	—	—	134,720	—	—	(356)	134,364	—	(127,096)	7,268
Capital increase related to equity-based compensation	—	—	332,038	—	—	—	332,038	—	525,910	857,948
Cash distributions	—	—	—	—	—	—	—	(311,352)	—	(311,352)
Distributions	—	—	(85,991)	—	—	—	(85,991)	(27,284)	(151,200)	(264,475)
Distributions related to deliveries of Class A shares for RSUs	3,568,995	—	7,588	(16,980)	—	—	(9,392)	—	—	(9,392)
Non-cash distributions	—	—	—	—	—	—	—	(1,522)	—	(1,522)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,524)	—	—	—	(6,524)	6,524	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net loss	—	—	—	(479,759)	(14,197)	—	(493,956)	(110,808)	(992,719)	(1,597,483)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(161)	(161)	—	—	(161)
Net unrealized gain on interest rate swaps (net of taxes of $605 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	1,214	1,214	—	3,826	5,040

Balance at September 30, 2011	122,990,227	1	$2,847,054	$(2,434,557)	$(2,838)	$(832)	$408,827	$1,443,782	$301,014	$2,153,623

Balance at January 1, 2012	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Capital increase related to equity-based compensation	—	—	205,370	—	—	—	205,370	—	227,973	433,343
Capital contributions	—	—	—	—	—	—	—	267,642	—	267,642
Cash distributions to Non-Controlling Interests	—	—	—	—	—	—	—	(394,954)	—	(394,954)
Distributions	—	—	(142,616)	—	(192,561)	—	(335,177)	—	(239,022)	(574,199)
Distributions related to deliveries of Class A shares for RSUs	5,951,244	—	(83)	(25,852)	—	—	(25,935)	—	—	(25,935)
Purchase of AAA units	—	—	—	—	—	—	—	(100,046)	—	(100,046)
Non-cash distributions	—	—	—	(780)	—	—	(780)	(2,728)	—	(3,508)
Non-cash contribution to Non-Controlling Interests	—	—	—	—	—	—	—	1,247	—	1,247
Capital increase related to business acquisition (note 3)	—	—	14,001	—	—	—	14,001	—	—	14,001
Non-Controlling Interests in consolidated entities at acquisition date	—	—	—	—	—	—	—	306,351	—	306,351
Deconsolidation	—	—	—	—	—	—	—	(46,148)	—	(46,148)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(1,098)	—	—	—	(1,098)	1,098	—	—
Satisfaction of liability related to AAA RDUs	—	—	174	—	—	—	174	—	—	174
Net income	—	—	—	139,448	1,873,413	—	2,012,861	114,717	335,836	2,463,414
Net gain on available-for-sale securities (from equity method investment)	—	—	—	—	—	13	13	—	—	13
Net unrealized gain on interest rate swaps (net of taxes of $410 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	643	643	—	2,010	2,653

Balance at September 30, 2012	129,874,286	1	$3,015,240	$(2,313,381)	$1,894,446	$168	$2,596,473	$1,591,946	$803,950	$4,992,369

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(dollars in thousands, except share data)

	2012	2011
Cash Flows from Operating Activities:
Net income	$2,463,414	$(1,597,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	435,387	859,173
Depreciation and amortization	7,582	8,380
Amortization of intangible assets	29,439	11,255
Amortization of debt issuance costs	383	383
Losses from investment in HFA and other investments	7,774	14,535
Non-cash interest income	(2,370)	—
Income from equity awards received for directors’ fees	(2,469)	(2,808)
(Income) loss from equity method investment	(83,191)	29,242
Waived management fees	(18,460)	(19,490)
Non-cash compensation expense related to waived management fees	18,460	19,490
Non-cash change in profit sharing payable	16,880	—
Deferred taxes, net	38,029	(6,945)
Loss on disposal of assets	911	570
Gain on business acquisitions	(1,951,133)	—
Changes in assets and liabilities:
Carried interest receivable	(723,258)	1,232,373
Due from affiliates	(95,741)	(29,332)
Other assets	(1,001)	(7,603)
Accounts payable and accrued expenses	8,168	(5,933)
Accrued compensation and benefits	45,605	45,034
Deferred revenue	35,352	3,532
Due to affiliates	63,332	67,404
Profit sharing payable	338,107	(393,598)
Other liabilities	(2,002)	3,171
Apollo Funds related:
Net realized (gains) losses from investment activities	(23,144)	12,581
Net unrealized (gains) losses from investment activities	(340,463)	156,128
Net realized gains on debt	—	(41,819)
Net unrealized losses on debt	356,890	9,261
Distributions from investment activities	99,675	28,000
Change in cash held at consolidated variable interest entities	(249,585)	55,212
Purchases of investments	(4,658,417)	(991,189)
Sale of investments	4,650,584	1,185,930
Change in other assets	78,435	21,049
Change in other liabilities	(82,740)	(12,685)

Net Cash Provided by Operating Activities	460,433	653,818

Cash Flows from Investing Activities:
Purchases of fixed assets	(8,101)	(19,931)
Acquisition of Stone Tower (net of cash assumed) (see note 3)	(99,190)	—
Proceeds from disposals of fixed assets	—	367
Purchase of investments in HFA and other	—	(52,069)
Cash contributions to equity method investments	(109,076)	(40,868)
Cash distributions from equity method investments	82,027	46,872
Change in restricted cash	(642)	(1,742)

Net Cash Used in Investing Activities	$(134,982)	$(67,371)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(dollars in thousands, except share data)

	2012	2011
Cash Flows from Financing Activities:
Issuance of Class A shares	$—	$383,990
Issuance costs	—	(1,502)
Principal repayments on debt	(530)	(1,832)
Distributions related to deliveries of Class A shares for RSUs	(25,852)	(16,980)
Distributions paid to Non-Controlling Interests in consolidated entities	(6,595)	(10,431)
Contributions from Non-Controlling Interests in consolidated entities	2,535	—
Distributions paid	(127,614)	(76,550)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(239,022)	(151,200)
Apollo Funds related:
Issuance of debt	929,532	454,356
Principal repayment on term loans	(433,587)	(412,057)
Purchase of AAA units	(100,046)	—
Distributions paid	(192,561)	—
Distributions paid to Non-Controlling Interests in consolidated entities	—	(27,284)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(388,359)	(300,921)
Contributions from Non-Controlling Interests in consolidated variable interest entities	265,107	—

Net Cash Used in Financing Activities	(316,992)	(160,411)

Net Increase in Cash and Cash Equivalents	8,459	426,036
Cash and Cash Equivalents, Beginning of Period	744,731	382,269

Cash and Cash Equivalents, End of Period	$753,190	$808,305

Supplemental Disclosure of Cash Flow Information:
Interest paid	$39,138	$36,974
Interest paid by consolidated variable interest entities	79,371	13,852
Income taxes paid	4,225	8,821
Supplemental Disclosure of Non-Cash Investing Activities:
Change in accrual for purchase of fixed assets	(1,624)	967
Non-cash contributions on equity method investments	3,478	6,296
Non-cash distributions from equity method investments	(468)	(703)
Non-cash sale of assets held-for-sale for repayment of CIT loan	—	(11,069)
Non-cash purchases of other investments, at fair value	—	2,808
Non-cash distributions from investing activities	2,170	1,522
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	(15,782)	(9,441)
Non-cash distributions to Non-Controlling Interests in consolidated entities	(2,728)	(1,522)
Non-cash contributions from Non-Controlling Interests in consolidated entities	1,247	—
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	227,973	525,910
Unrealized gain on interest rate swaps attributable to Non-Controlling Interests in Apollo Operating Group, net of taxes	2,010	3,826
Satisfaction of liability related to AAA RDUs	174	3,845
Dilution impact of issuance of Class A shares	—	134,364
Dilution impact of issuance of Class A shares on Non-Controlling Interests in Apollo Operating Group	—	(127,096)
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	1,098	6,524
Net transfers of AAA ownership from Apollo Global Management, LLC	(1,098)	(6,524)
Unrealized gain on interest rate swaps	1,053	1,819
Unrealized gain (loss) on available-for-sale securities (from equity method investment)	13	(161)
Deferred taxes related to interest rate swaps	(410)	(605)
Capital increases related to equity-based compensation	205,370	332,038
Tax benefits related to deliveries of Class A shares for RSUs	83	(7,588)
Non-cash accrued compensation related to ARI RSUs and AMTG RSUs	1,307	848
Non-cash accrued compensation related to AAA RDUs	737	377
Non-Controlling interests in consolidated entities related to acquisition	260,203	—
Capital increase related to business acquisition	14,001	—
Satisfaction of liability related to repayment of CIT loan	—	11,069

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(dollars in thousands, except share data)

	2012	2011
Net Assets Transferred from Consolidated Variable Interest Entity:
Cash and cash equivalents	1,161,016	—
Investments, at fair value	8,581,827	—
Other assets	394,026	—
Debt, at fair value	(7,255,172)	—
Other liabilities	(560,262)	—

See accompanying notes to condensed consolidated financial statements.

1. ORGANIZATION AND BASIS OF PRESENTATION

Apollo Global Management, LLC and its consolidated subsidiaries (the “Company” or “Apollo”), is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise and invest private equity, credit and real estate funds as well as managed accounts, on behalf of pension and endowment funds, as well as other institutional and high net worth individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees for the investments made and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Credit—primarily invests in non-control debt and non-control equity investments, including distressed debt securities and non-performing loans; and

•

Real estate—invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

During the third quarter of 2012, the Company changed the name of its capital markets business segment to the Credit segment. The Company believes this new name provides a more accurate description of the types of assets which are managed within this segment. In addition, this segment name change is consistent with the Company’s management reporting and organizational structure as well as the manner in which resource deployment and compensation decisions are made.

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

As of September 30, 2012, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC (“APO Asset”), a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC (“APO (FC)”), an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 35.1% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned general partners.

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly own (through Holdings) Apollo Operating Group units (“AOG Units”) that represent 64.9% of the economic interests in the Apollo Operating Group as of September 30, 2012. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

Apollo also entered into an exchange agreement with Holdings that allows the partners in Holdings, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Apollo Operating Group, to exchange their AOG Units for the Company’s Class A shares on a one-for-one basis up to four times each year, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A limited partner must exchange one partnership unit in each of the ten Apollo Operating Group partnerships to affect an exchange for one Class A share.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds in which the general partner is presumed to have control (e.g., AP Alternative Assets, L.P., a Guernsey limited partnership that, through AAA Investments L.P., its investment partnership, generally invests alongside certain of the Company’s private equity funds and directly in certain of its credit funds and in other transactions that the Company sponsors and manages (“AAA”) and the Apollo Credit Senior Loan Fund, L.P. (“Apollo Senior Loan Fund”)). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining if there is a related-party group, and if so, which party within the related-party group is most closely associated with the VIE. The use of these judgments has a material impact to certain components of Apollo’s condensed consolidated financial statements.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of September 30, 2012 and December 31, 2011.

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

Non-Controlling Interest—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo primarily includes the 64.9% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 97% ownership interest held by limited partners in AAA as of September 30, 2012. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

Revenues—Revenues are reported in three separate categories that include (i) advisory and transaction fees from affiliates, which relate to the investments of the funds and may include individual monitoring agreements with the portfolio companies and debt investment vehicles of the private equity funds and credit funds; (ii) management fees from affiliates, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income (loss) from affiliates, which is normally based on the performance of the funds subject to preferred return.

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

As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations. The amounts due from portfolio companies are included in “Due from Affiliates,” which is discussed further in note 12. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to Advisory and Transaction Fees from Affiliates in the condensed consolidated statements of operations.

Management Fees from Affiliates—Management fees for private equity funds, real estate funds and certain credit funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements.

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

Credit Investments

The majority of the investments in Apollo’s credit funds are valued using quoted market prices. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The credit funds also enter into foreign currency exchange contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the credit default contract and the original contract price.

Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when no market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid investments included in Apollo’s credit funds also may use the income approach or market approach. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.

On a quarterly basis, Apollo utilizes a sub-valuation committee consisting of members from senior management to review and approve the valuation results related to our credit investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

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

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 9), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 9, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $795.5 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

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

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and nine months ended September 30, 2012 and 2011, respectively.

Profit Sharing Expense—Profit sharing expense consists of a portion of carried interest recognized in one or more funds allocated to employees and former employees. Profit sharing expense is recognized on an accrued basis as the related carried interest income is earned. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and the Contributing Partners.

Changes in the fair value of the contingent obligations that were recognized in connection with certain Apollo acquisitions will be reflected in the Company’s condensed consolidated statements of operations as profit sharing expense.

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

Incentive Fee Compensation—Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our credit funds, based on performance for the period. Incentive fee compensation expense is recognized on an accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal until the carried interest income crystallizes.

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

3. ACQUISITIONS AND BUSINESS COMBINATIONS

Business Combinations

Stone Tower

On April 2, 2012 (the “Acquisition Date”), the Company completed its previously announced acquisition (the “Acquisition”) of the membership interests of Stone Tower Capital LLC and its related management companies (“Stone Tower”), a leading alternative credit manager. The Acquisition was consummated by the Company for total consideration at fair value of approximately $237.2 million. The transaction added significant scale and several new credit product capabilities and increased the Assets Under Management of the credit segment.

Consideration exchanged at closing included a payment of approximately $105.5 million, which the Company funded from its existing cash resources, and equity granted to the former owners of Stone Tower with grant date fair value of $14.0 million valued using the Company’s closing stock price on April 2, 2012 of $14.40. Additionally, the Company will also make payments to the former owners of Stone Tower under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Stone Tower based on a specified percentage of carried interest income. The contingent consideration obligation has an Acquisition Date fair value of approximately $117.7 million, which was determined based on the present value of the estimated range of undiscounted carried interest income cash flows of approximately $139.4 million using a discount rate of 9.5%, and is reflected in profit sharing payable in the condensed consolidated statements of financial condition.

As a result of the Acquisition, the Company incurred $4.6 million in acquisition costs, of which $2.8 million was incurred in the nine months ended September 30, 2012.

Tangible assets acquired in the Acquisition consisted of management and carried interest receivable and other assets. Intangible assets acquired consisted primarily of certain management contracts providing economic rights to management fees, senior fees, subordinate fees, and carried interest from existing CLOs, funds and separately managed accounts managed by Stone Tower.

The Company has performed an analysis and an evaluation of the net assets acquired and liabilities assumed. The estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed as of the Acquisition Date resulting in a bargain purchase gain of approximately $1,951.1 million. The bargain purchase gain is reflected in other income, net within the condensed consolidated statements of operations with corresponding amounts reflected as components of appropriated partners’ capital within the condensed consolidated statements of changes in shareholders’ equity. The estimated fair values for the net assets acquired and liabilities assumed are summarized in the following table:

Tangible Assets:
Cash	$6,310
Carried Interest Receivable	36,097
Due from Affiliates	1,642
Other Assets	2,492
Total assets of consolidated variable interest entities	10,136,869

Intangible Assets:
Management Fees Contracts	9,658
Senior Fees Contracts	568
Subordinate Fees Contracts	2,023
Carried Interest Contracts	85,071
Non-Compete Covenants	200

Fair Value of Assets Acquired	10,280,930

Liabilities Assumed:
Accounts payable and accrued expenses	3,570
Due to Affiliates	4,410
Other Liabilities	8,979
Total liabilities of consolidated variable interest entities	7,815,434

Fair Value of Liabilities Assumed	7,832,393

Fair Value of Net Assets Acquired	2,448,537

Less: Net assets attributable to Non-Controlling Interests in consolidated entities	260,203
Less: Fair Value of Consideration Transferred	237,201

Gain on Acquisition	$1,951,133

The bargain purchase gain was recorded in other income, net in the condensed consolidated statements of operations. During the one year measurement period, any changes resulting from facts and circumstances that existed as of the Acquisition Date will be reflected as a retrospective adjustment to the bargain purchase gain and the respective asset acquired or liability assumed.

The Acquisition related intangible assets valuation and related amortization are as follows:

	Weighted Average Useful Life in Years	As of September 30, 2012
Management Fees contracts	2.2	$9,658
Senior Fees Contracts	2.4	568
Subordinate Fees Contracts	2.5	2,023
Carried Interest Contracts	3.7	85,071
Non-Compete Covenants	2.0	200

Total Intangible Assets		97,520
Less: Accumulated amortization		(12,183)

Net Intangible Assets		$85,337

The results of operations of the acquired business since the Acquisition Date included in the Company’s condensed consolidated statements of operations for the period from April 2, 2012 to September 30, 2012 and for the three months ended September 30, 2012 were as follows:

	For the Three Months Ended September 30, 2012	For the Period from April 2, 2012 to September 30, 2012
Total Revenues	$24,176	$35,709
Net Income Attributable to Non-Controlling Interest	$(49,520)	$(1,936,240)
Net Income Attributable to Apollo Global Management, LLC	$7,128	$12,771

Unaudited Supplemental Pro Forma Information

Unaudited supplemental pro forma results of operations of the combined entity for the nine months ended September 30, 2012 assuming the Acquisition had occurred as of January 1, 2012 are presented below. There were no pro forma impacts during the three months ended September 30, 2012. This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the Acquisition been completed on January 1, 2012, nor does it purport to be indicative of any future results.

For the Nine Months Ended September 30, 2012
Total Revenues	$1,715,094
Net Income Attributable to Non-Controlling Interest	$(2,298,862)
Net Income Attributable to Apollo Global Management, LLC	$154,915

Net Income per Class A Share:
Net Income per Class A Share – Basic and Diluted	$1.05
Weighted Average Number of Class A Shares – Basic	126,909,962
Weighted Average Number of Class A Shares – Diluted	129,309,716

The nine months supplemental pro forma earnings include an adjustment to exclude $5.5 million of compensation expense not expected to recur due to termination of certain contractual arrangements as part of the closing of the Acquisition.

Intangible Assets

Intangible assets, net consists of the following:

	September 30, 2012	December 31, 2011
Finite-lived intangible assets	$240,020	$141,000
Accumulated amortization	(88,593)	(59,154)

Intangible assets, net	$151,427	$81,846

Amortization expense related to intangible assets was $29.4 million and $11.3 million for the nine months ended September 30, 2012 and 2011, respectively and $13.8 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively.

Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	Remaining 2012	2013	2014	2015	2016	There- After	Total
Amortization of intangible assets	$13,571	$41,351	$36,246	$33,714	$7,881	$18,664	$151,427

4. INVESTMENTS

The following table represents Apollo’s investments:

	September 30, 2012	December 31, 2011
Investments, at fair value	$1,604,011	$1,552,122
Other investments	421,231	305,343

Total Investments	$2,025,242	$1,857,465

Investments at Fair Value

Investments at fair value consist of financial instruments held by AAA, investments held by the Apollo Senior Loan Fund, the Company’s investment in HFA and other investments held by the Company at fair value. As of September 30, 2012 and December 31, 2011, the net assets of the consolidated funds (excluding VIEs) were $1,559.7 million and $1,505.5 million, respectively. The following investments, except the investment in HFA and other investments, are presented as a percentage of net assets of the consolidated funds:

Investments, at Fair Value – Affiliates	September 30, 2012					December 31, 2011
	Fair Value			Cost	% of Net Assets of Consolidated Funds	Fair Value			Cost	% of Net Assets of Consolidated Funds
	Private Equity	Credit	Total			Private Equity	Credit	Total
Investments held by:
AAA	$1,534,801	$—	$1,534,801	$1,561,154	98.4%	$1,480,152	$—	$1,480,152	$1,662,999	98.4%
Investments held by Apollo Senior Loan Fund	—	26,243	26,243	25,881	1.6	—	24,213	24,213	24,569	1.6
HFA	—	41,461	41,461	56,998	N/A	—	46,678	46,678	54,628	N/A
Other Investments	1,506	—	1,506	3,497	N/A	1,079	—	1,079	2,881	N/A

Total	$1,536,307	$67,704	$1,604,011	$1,647,530	100.0%	$1,481,231	$70,891	$1,552,122	$1,745,077	100.0%

Securities

At September 30, 2012 and December 31, 2011, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	September 30, 2012
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Apollo Life Re Ltd.	Equity	$358,241	$480,500	30.8%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	93,000	150,382	9.6
Rexnord Corporation	Equity	37,461	142,467	9.1
NCL Corporation	Equity	98,906	115,600	7.4
Berry Plastics, Inc.	Equity	9,947	103,800	6.7

	December 31, 2011
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Apollo Life Re Ltd.	Equity	$358,241	$430,800	28.6%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	105,889	164,811	10.9
Rexnord Corporation	Equity	37,461	139,100	9.2
LeverageSource, L.P.	Equity	139,913	102,834	6.8
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	88,166	86,329	5.7
Momentive Performance Materials Holdings, Inc.	Equity	80,657	85,300	5.7

Apollo Strategic Value Offshore Fund, Ltd. (the “Apollo Strategic Value Fund”) has an ownership interest in a special purpose vehicle, Apollo VIF/SVF Bradco LLC, which owns interests in Bradco Supply Corporation. AAA Investments’ share of this investment is valued at $91.0 million and $80.9 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, AAA Investments’ combined share of this investment was greater than 5.0% of the net assets of the consolidated funds. In addition to the AAA Investments’ private equity co-investment in Momentive Performance Materials Holdings Inc. (“Momentive”) noted above, AAA Investments had an ownership interest in the debt of Momentive. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net assets of the consolidated funds and is valued at $85.9 million at December 31, 2011.

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

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note will be converted on the eighth anniversary of its issuance on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis”, which is based on a hypothetical exit through conversion to common equity (for which quoted price exists) as of the valuation date. The Company separately presents interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible note. For the three and nine months ended September 30, 2012, the Company recorded $0.8 million and $2.4 million, respectively, in PIK interest income included in interest income in the condensed consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $1.04 as of September 30, 2012) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the nine months ended September 30, 2012 and 2011, the Company recorded an unrealized loss of approximately $(7.6) million and $(13.3) million, respectively, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations. For the three months ended September 30, 2012 and 2011, the Company recorded an unrealized gains of approximately $2.1 million and an unrealized loss of $(33.4) million, respectively, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations.

The Company has classified the instruments associated with the HFA investment as Level III investments.

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains. Additionally net gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains from investment activities for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$106	$106
Change in net unrealized gains due to changes in fair values	17,951	2,406	20,357

Net gains from Investment Activities	$17,951	$2,512	$20,463

	For the Three Months Ended September 30, 2011
	Private Equity	Credit	Total
Change in net unrealized losses due to changes in fair value	$(338,277)	$(33,370)	$(371,647)

Net Losses from Investment Activities	$(338,277)	$(33,370)	$(371,647)

	For the Nine Months Ended September 30, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$242	$242
Change in net unrealized gains (losses) due to changes in fair values	156,494	(6,779)	149,715

Net Gains (Losses) from Investment Activities	$156,494	$(6,537)	$149,957

	For the Nine Months Ended September 30, 2011
	Private Equity	Credit	Total
Change in net unrealized losses due to changes in fair value	$(137,098)	$(13,309)	$(150,407)

Net Losses from Investment Activities	$(137,098)	$(13,309)	$(150,407)

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income (loss) from equity method investments in the condensed consolidated statements of operations.

The following table presents income (loss) from equity method investments for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012		2011	2012	2011
Investments:
Private Equity Funds:
AAA Investments	$14		$(185)	$97	$(66)
Apollo Investment Fund IV, L.P. (“Fund IV”)	—		(1)	(2)	11
Apollo Investment Fund V, L.P. (“Fund V”)	(13)		(16)	16	1
Apollo Investment Fund VI, L.P. (“Fund VI”)	(63)		(996)	2,485	1,900
Apollo Investment Fund VII, L.P. (“Fund VII”)	24,243		(28,646)	47,466	(14,981)
Apollo Natural Resources Partners, L.P. (“ANRP”)	153		(101)	327	(101)
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	233		(1,024)	899	(882)
Apollo Value Investment Fund, L.P. (“VIF”)	5		(28)	20	(24)
Apollo Strategic Value Fund, L.P. (“SVF”)	3		(21)	15	(18)
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	1,659		(3,360)	3,625	(2,864)
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	318		(535)	609	(166)
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	8,633		(13,851)	15,801	(9,491)
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	1,455		(3,574)	4,410	(2,636)
Apollo European Principal Finance Fund, L.P. (“EPF I”)	1,795		(1,461)	2,589	1,402
Apollo Investment Europe II, L.P. (“AIE II”)	804		(1,558)	1,307	(148)
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	553		(962)	1,102	(441)
Apollo Senior Floating Rate Fund, Inc. (“AFT”)	9		—	20	—
Apollo Residential Mortgage, Inc. (“AMTG”)	(103	)(1)	—	452 (1)	—
Apollo European Credit, L.P. (“AEC”)	90		—	117	—
Apollo European Strategic Investment L.P. (“AESI”)	242		—	404	—
Apollo Centre Street Partnership, L.P. (“ACSP”)	386		—	319	—
Apollo Investment Corporation (“AINV”)	(336)		—	(336)	—
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	241		—	557	—
Apollo SK Strategic Investments, L.P.	5		—	5	—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	299	(1)	212 (2)	815 (1)	524 (2)
AGRE U.S. Real Estate Fund, L.P.	(38)		—	(124)	—
CPI Capital Partners NA Fund	2		4	(29)	85
CPI Capital Partners Asia Pacific Fund	13		18	50	32
Apollo GSS Holding (Cayman), L.P.	(36)		—	(36)	—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	—		(554)	(306)	(1,860)
VC Holdings, L.P. Series C (“Vantium C”)	270		244	137	464
VC Holdings, L.P. Series D (“Vantium D”)	(57)		(43)	375	17
Other	—		—	5	—

Total Income (Loss) from Equity Method Investments	$40,779		$(56,438)	$83,191	$(29,242)

(1)	Amounts are as of June 30, 2012.
(2)	Amounts are as of June 30, 2011.

Other investments as of September 30, 2012 and December 31, 2011 consisted of the following:

	Equity Held as of
	September 30, 2012		% of Ownership		December 31, 2011		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$901		0.058%		$859		0.057%
Fund IV	9		0.014		15		0.010
Fund V	169		0.014		202		0.014
Fund VI	10,010		0.095		7,752		0.082
Fund VII	179,646		1.311		139,765		1.318
ANRP	2,517		1.291		1,982		2.544
Credit Funds:
SOMA	5,945		0.585		5,051		0.525
VIF	142		0.085		122		0.081
SVF	138		0.061		123		0.059
ACLF	14,390		2.473		14,449		2.465
Artus	5,780		6.156		6,009		6.156
COF I	46,839		1.930		37,806		1.977
COF II	21,475		1.440		22,979		1.472
EPF I	19,388		1.363		14,423		1.363
AIE II	9,076		2.186		7,845		2.076
Palmetto	12,677		1.186		10,739		1.186
AFT	103		0.034		84		0.034
Apollo/JH Loan Portfolio, L.P.	—		—		100		0.189
AMTG(3)	4,052	(1)	0.805	(1)	4,000	(2)	1.850	(2)
AEC	1,301		0.975		542		1.053
AESI	2,825		1.041		1,704		1.035
ACSP	4,956		2.458		—		—
AINV	49,664		2.895		—		—
EPF II	3,736		2.178		—		—
Apollo SK Strategic Investments, L.P.	511		0.989		—		—
APC	30		0.062		—		—
Real Estate:
ARI(3)	11,750	(1)	2.729	(1)	11,288	(2)	2.730	(2)
AGRE U.S. Real Estate Fund, L.P.	3,206		1.845		5,884		2.065
CPI Capital Partners NA Fund	442		0.334		564		0.344
CPI Capital Partners Europe Fund	5		0.001		5		0.001
CPI Capital Partners Asia Pacific Fund	164		0.039		256		0.039
Apollo GSS Holding (Cayman), L.P.	2,134		5.409		—		—
Other Equity Method Investments:
Vantium A/B	54		6.450		359		6.450
Vantium C	5,437		2.071		6,944		2.300
Vantium D	1,720		6.345		1,345		6.300
Portfolio Company Holdings	—		N/A	(4)	2,147		N/A	(4)
Other	39		—		—		—

Total Other Investments	$421,231				$305,343

(1)	Amounts are as of June 30, 2012.
(2)	Amounts are as of September 30, 2011.
(3)	Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.
(4)	Ownership percentages are not presented for these equity method investments in our portfolio companies as we only present ownership percentages for the funds in which we are the general partner. All equity method investments were sold during the three months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011 and for the nine months ended September 30, 2012 and 2011, no single equity method investee held by Apollo exceeded 20% of its total consolidated assets or income. As such, Apollo is not required to present summarized income statement information for any of its equity method investees.

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

	Level I		Level II		Level III		Totals
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Assets, at fair value:
Investment in AAA Investments, L.P.	$—	$—	$—	$—	$1,534,801	$1,480,152	$1,534,801	$1,480,152
Investments held by Apollo Senior Loan Fund	—	—	24,387	23,757	1,856	456	26,243	24,213
Investments in HFA and Other	—	—	—	—	42,967	47,757	42,967	47,757

Total	$—	$—	$24,387	$23,757	$1,579,624	$1,528,365	$1,604,011	$1,552,122

	Level I		Level II		Level III		Totals
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$—	$3,843	$—	$—	$—	$3,843

Total	$—	$—	$—	3,843	$—	$—	$—	3,843

There was a transfer of investments from Level III into Level II as well as a transfer from Level II into Level III relating to investments held by the Apollo Senior Loan Fund during the three and nine months ended September 30, 2012, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. There were no transfers between Level I, II or III during the three and nine months ended September 30, 2011 relating to assets and liabilities, at fair value, noted in the tables above.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$1,516,899	$1,810,577	$1,480,152	$1,637,091
Purchases	—	125	—	432
Distributions	(50)	(1,522)	(101,845)	(29,522)
Change in unrealized gains (losses), net	17,952	(337,051)	156,494	(135,872)

Balance, End of Period	$1,534,801	$1,472,129	$1,534,801	$1,472,129

The following table summarizes the changes in the investment in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$87,839	$72,498	$47,757	$—
Acquisition of consolidated fund	—	—	46,148	—
Purchases	915	370	4,873	54,876
Deconsolidation(1)	(48,037)	—	(48,037)	—
Change in unrealized gains (losses), net	2,250	(34,596)	(7,774)	(14,535)
Expenses incurred	—	—	—	(2,069)

Balance, End of Period	$42,967	$38,272	$42,967	$38,272

(1)	During the third quarter of 2012, the Company deconsolidated GSS Holding (Cayman), L.P., which was consolidated by the Company during the second quarter of 2012.

The change in unrealized gains (losses), net has been recorded within the caption “Net gains (losses) from investment activities” in the condensed consolidated statements of operations.

The following table summarizes the changes in the Apollo Senior Loan Fund, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Balance, Beginning of Period	$—	$456
Purchases of investments	496	496
Sale of investments	—	(461)
Realized gains	7	16
Change in unrealized losses	—	(6)
Transfers out of Level III	—	(481)
Transfers into Level III	1,353	1,836

Balance, End of Period	$1,856	$1,856

The change in unrealized losses and realized gains have been recorded within the caption “Net gains (losses) from investment activities” in the condensed consolidated statements of operations.

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	September 30, 2012		December 31, 2011
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Comparable company and industry multiples	$529,288	32.7%	$749,374	44.6%
Discounted cash flow models	674,891	41.7	643,031	38.4
Listed quotes	199,290	12.3	139,833	8.3
Broker quotes	237,629	14.7	179,621	10.7
Other net liabilities(1)	(22,569)	(1.4)	(33,330)	(2.0)

Total Investments	1,618,529	100.0%	1,678,529	100.0%

Other net liabilities(2)	(83,728)		(198,377)

Total Net Assets	$1,534,801		$1,480,152

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)	Balances include other assets, liabilities and general partner interests of AAA Investments and are primarily comprised of $305.3 million and $402.5 million in long-term debt offset by cash and cash equivalents at the September 30, 2012 and December 31, 2011 balance sheet dates, respectively. Carrying values approximate fair value for other assets and liabilities and, accordingly, extended valuation procedures are not required.

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

5. VARIABLE INTEREST ENTITIES

The Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The purpose of such VIEs is to provide strategy-specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the entities that the Company manages may vary by entity, however, the fundamental risks of such entities have similar characteristics, including loss of invested capital and the return of carried interest income previously distributed to the Company by certain private equity and credit entities. The nature of the Company’s involvement with VIEs includes direct and indirect investments and fee arrangements. The Company does not provide performance guarantees and has no other financial obligations to provide funding to VIEs other than its own capital commitments. There is no recourse to the Company for the consolidated VIEs’ liabilities.

The assets and liabilities of the consolidated VIEs are comprised primarily of investments and debt, at fair value, and are included within assets and liabilities of consolidated variable interest entities, respectively, in the condensed consolidated statements of financial condition.

Consolidated Variable Interest Entities

In accordance with the methodology described in note 2, Apollo has twenty-nine consolidated VIEs as of September 30, 2012, of which six were consolidated in connection with the Company’s October 2011 acquisition of Gulf Stream Asset Management, LLC (“Gulf Stream”) and fifteen were consolidated in connection with the Company’s April 2012 acquisition of Stone Tower. Refer to note 3 for further discussion of the Stone Tower acquisition.

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

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

	Level I		Level II		Level III		Totals
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Investments, at fair value	$194	$—	$11,002,938	$3,055,357	$1,087,540	$246,609	$12,090,672	$3,301,966

	Level I		Level II		Level III		Totals
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Liabilities, at fair value	$—	$—	$—	$—	$11,291,860	$3,189,837	$11,291,860	$3,189,837

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

The following table summarizes the fair value transfers between Level I and Level II:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Transfers from Level II into Level I(1)	$—	$164

(1)	Transfers into Level I represents those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for Investments, at fair value categorized as Level III in the fair value hierarchy as of September 30, 2012. The disclosure below excludes Level III Investments, at fair value as of September 30, 2012, for which the determination of fair value is based on broker quotes:

	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets:
Bank Debt Term Loans	49,127	Discounted Cash Flow – Comparable Yields	Discount Rates	9.0%-15.4%	13.1%
Stocks	11,506	Market Comparable Companies	Comparable Multiples	6.5x-6.5x	6.5x

Total	60,633

The significant unobservable inputs used in the fair value measurement of the bank debt term loans and stocks include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies EBITDA to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$997,966	$272,991	$246,609	$170,369
Acquisition of VIEs	—	—	1,482,057	—
Elimination of investments attributable to consolidated VIEs	(7,360)	—	(67,124)	—
Purchases of investments	375,165	85,764	812,831	571,279
Sale of investments	(313,650)	(18,135)	(1,288,663)	(98,724)
Net realized (losses) gains	(20,342)	111	(19,150)	1,945
Net unrealized gains (losses)	1,224	(9,443)	3,439	(6,753)
Transfers out of Level III and into Level II	(309,843)	(274,795)	(656,273)	(673,776)
Transfers into Level III and out of Level II	364,380	17,669	573,814	109,822

Balance, End of Period	$1,087,540	$74,162	$1,087,540	$74,162

Changes in net unrealized gains (losses) included in Net Losses from Investment Activities of consolidated VIEs related to investments still held at reporting date	$5,305	$(2,337)	$3,083	$(1,886)

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

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$11,232,660	$1,174,568	$3,189,837	$1,127,180
Acquisition of VIEs (see note 3)	—	—	7,317,144	—
Elimination of equity investments attributable to consolidated VIEs	(7,412)	1	(67,956)	5
Additions	—	—	929,532	454,356
Repayments	(187,453)	—	(433,587)	(412,057)
Net realized gains on debt	—	—	—	(41,819)
Net unrealized losses (gains) on debt	254,065	(37,643)	356,890	9,261

Balance, End of Period	$11,291,860	$1,136,926	$11,291,860	$1,136,926

Changes in net unrealized losses (gains) included in Net Losses from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$250,255	$(37,643)	$340,278	$(35,966)

Net Losses from Investment Activities of Consolidated Variable Interest Entities

The following table presents losses from investment activities of the consolidated VIEs for the three and nine months ended September 30, 2012 and 2011, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net unrealized gains (losses) from investment activities	$130,921	$(45,446)	$182,919	$(20,256)
Net realized gains (losses) from investment activities	8,268	38	22,902	(12,581)

Net gains (losses) from investment activities	139,189	(45,408)	205,821	(32,837)

Net unrealized (losses) gains from debt	(254,065)	37,643	(356,890)	(9,261)
Net realized gains from debt	—	—	—	41,819

Net (losses) gains from debt	(254,065)	37,643	(356,890)	32,558

Interest and other income	178,528	14,831	395,388	39,779
Other expenses	(109,127)	(11,826)	(274,232)	(39,541)

Net Losses from Investment Activities of Consolidated VIEs	$(45,475)	$(4,760)	$(29,913)	$(41)

Senior Secured Notes and Subordinated Notes—Included within liabilities of consolidated VIEs debt, at fair value are amounts due to third-party institutions with respect to the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$11,048,698	1.27%		7.3	$3,121,126	1.35%		8.9
Subordinated Notes(2)(3)	1,022,404	N/A	(1)	7.8	416,275	N/A	(1)	8.8

	$12,071,102				$3,537,401

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)	The fair value of Senior Secured and Subordinated Notes as of September 30, 2012 and December 31, 2011 was $11,292 million and $3,190 million, respectively.
(3)	The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2012 and December 31, 2011, the fair value of the consolidated VIE assets was $14,048 million and $3,533 million, respectively. This collateral consisted of cash and cash equivalents, investments as fair value and other assets.

The following table summarizes the quantitative inputs and assumptions used for Liabilities, at fair value categorized as Level III in the fair value hierarchy as of September 30, 2012. The disclosure below excludes Level III Liabilities, at fair value as of September 30, 2012, for which the determination of fair value is based on broker quotes:

As of September 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Ranges
Subordinated Notes	$196,024	Discounted Cash Flow	Discount Rate	17.0%–17.0%
			Default Rate	1.5%–4.0%
			Recovery Rate	80.0%–80.0%

Senior Secured Notes	$2,036,344	Discounted Cash Flow	Discount Rate	2.26%–2.66%
			Default Rate	2.0%–2.0%
			Recovery Rate	64.0%–64.0%

The significant unobservable inputs used in the fair value measurement of the subordinated and senior secured notes include the discount rate applied in the valuation models, default and recovery rates applied in the valuation models. These inputs in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of subordinated and senior secured notes; conversely decrease in the discount rate can significantly increase the fair value of subordinated and senior secured notes. The discount rate is determined based on the market rates an investor would expect for a similar subordinated and senior secured notes with similar risks.

The consolidated VIEs have elected the fair value option to value the term loans and notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of September 30, 2012, the debt, at fair value is classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the debt, at fair value, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2012, the Company was not aware of any instances of noncompliance with any of the covenants.

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

	September 30, 2012
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$14,029,504		$(39,870)		$7,211
Credit	3,078,633		(192,459)		16,643
Real Estate	1,697,262		(1,263,823)		—

Total	$18,805,399	(1)	$(1,496,152	)(2)	$23,854	(3)

(1)	Consists of $229,025 in cash, $18,158,473 in investments and $417,901 in receivables.
(2)	Represents $1,489,543 in debt and other payables, $3,815 in securities sold, not purchased, and $2,794 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

	December 31, 2011
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$11,879,948		$(146,374)		$8,753
Credit	3,274,288		(1,095,266)		11,305
Real Estate	2,216,870		(1,751,280)		—

Total	$17,371,106	(1)	$(2,992,920	)(2)	$20,058	(3)

(1)	Consists of $383,017 in cash, $16,507,142 in investments and $480,947 in receivables.
(2)	Represents $2,874,394 in debt and other payables, $86,102 in securities sold, not purchased, and $32,424 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

At September 30, 2012, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P. and AutumnLeaf, L.P. At September 30, 2012, the aggregate amount of such investments was $60.5 million. The Company’s ownership interest in AAA was 2.63% at September 30, 2012.

At December 31, 2011, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P. and AutumnLeaf, L.P. At December 31, 2011, the aggregate amount of such investments was $131.8 million. The Company’s ownership interest in AAA was 2.45% at December 31, 2011.

6. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, credit and real estate funds consists of the following:

	September 30, 2012	December 31, 2011
Private equity	$1,169,295	$672,952
Credit	452,181	195,630
Real estate	6,460	—

Total Carried Interest Receivable	$1,627,936	$868,582

The table below provides a roll-forward of the carried interest receivable balance for the nine months ended September 30, 2012:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2012	$672,952	$195,630	$—	$868,582
Change in fair value of funds/subadvisory income(1)	889,214	351,235	10,738	1,251,187
Stone Tower acquisition (see note 3)	—	36,097	—	36,097
Fund cash distributions to the Company	(392,871)	(130,781)	(4,278)	(527,930)

Carried Interest Receivable, September 30, 2012(2)	$1,169,295	$452,181	$6,460	$1,627,936

(1)	During the nine months ended September 30, 2012, the Company recorded a $94.9 million increase in the general partner obligation to return previously distributed carried interest income or fees relating to Fund VI and reversal of $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA. Additionally, with respect to the Company’s real estate business, the Company receives carried interest income from a subadvisory agreement.
(2)	As of September 30, 2012, the Company had a general partner obligation to return previously distributed carried interest income of $170.2 million and $3.9 million relating to Fund VI and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund as of September 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds is payable and is distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return. For most credit funds, carried interest is payable based on realizations after the end of the relevant fund’s fiscal year or fiscal quarter, subject to high watermark provisions.

7. OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2012	December 31, 2011
Deferred taxes	$15,592	$2,774
Deferred rent	15,020	14,798
Deferred payment related to acquisition	6,914	3,858
Unsettled trades and redemption payable	3,984	2,902
Interest rate swap agreements	—	3,843
Other	8,270	4,875

Total Other Liabilities	$49,780	$33,050

Interest Rate Swap Agreements—The principal financial instruments used for cash flow hedging purposes are interest rate swaps. Apollo entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively converted a portion of the Company’s variable rate debt under the AMH Credit Agreement (discussed in note 9) to a fixed rate, without exchanging the notional principal amounts. Apollo entered into an interest rate swap agreement whereby Apollo received floating rate payments in exchange for fixed rate payments based on 5.175%, on the notional amount of $167.0 million, effectively converting a portion of its floating rate borrowings to a fixed rate. The interest rate swap expired in May 2012. Apollo had hedged only the risk related to changes in the benchmark interest rate (three month LIBOR). As of December 31, 2011, the Company has recorded a liability of $3.8 million to recognize the fair value of this derivative.

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

The Company’s (provision) benefit for income taxes totaled $(21.9) million and $19.8 million for the three months ended September 30, 2012 and 2011, respectively and $(47.1) million and $7.5 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s effective tax rate was approximately 10.0% and 1.1% for the three months ended September 30, 2012 and 2011, respectively and 1.9% and 0.5% for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of September 30, 2012, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2009 through 2011 are open under the normal statute of limitations and therefore subject to examination.

9. DEBT

Debt consists of the following:

	September 30, 2012			December 31, 2011
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	5.20	%(1)	$728,273	5.39	%(1)
CIT secured loan agreement	9,713	3.48%		10,243	3.39%

Total Debt	$737,986	5.17%		$738,516	5.35%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership and was as of September 30, 2012 owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH irrevocably elected three-month LIBOR for $167 million of the debt for five years from the closing date of the AMH Credit Agreement, which expired in May 2012. The remaining amount of the debt is computed currently based on three-month LIBOR. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for loans with extended maturity, as discussed below, and 1.00% for loans without the extended maturity as of September 30, 2012 and 3.75% for loans with extended maturity and 1.00% for loans without the extended maturity as of December 31, 2011). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

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

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at September 30, 2012 was 4.19% and the interest rate on the remaining $5.0 million portion of the loan at September 30, 2012 was 1.44%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $795.5 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at September 30, 2012 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of September 30, 2012 and December 31, 2011, the AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of September 30, 2012, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were $112.8 million, $78.9 million, $59.6 million, $226.4 million and $(872.2) million, respectively. As of December 31, 2011, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were $56.6 million, $46.2 million, $50.1 million, $131.9 million and $(1,014.3) million, respectively.

In accordance with the AMH Credit Agreement as of September 30, 2012, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.

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

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of September 30, 2012, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreement—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 3.18% per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At September 30, 2012, the interest rate was 3.41%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreement for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of September 30, 2012, the carrying value of the remaining CIT secured loan is $9.7 million.

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

The table below presents basic and diluted net (loss) income per Class A share using the two-class method for the three and nine months ended September 30, 2012 and 2011:

	Basic and Diluted
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
Numerator:
Net income (loss) attributable to Apollo Global Management, LLC	$82,791		$(466,926)		$139,448		$(479,759)
Distributions declared on Class A shares	(31,170	)(1)	(29,521	)(2)	(120,865	)(1)	(72,947	)(2)
Distributions on participating securities	(5,316)		(5,080)		(21,814)		(13,044)
Earnings allocable to participating securities	(7,096)		—	(3)	—	(3)	—	(3)

Undistributed income (loss) Attributable to Class A Shareholders	$39,209		$(501,527)		$(3,231)		$(565,750)

Denominator:
Weighted average number of Class A shares outstanding	$128,980,438		$122,381,069		$126,909,962		$113,941,869

Net income per Class A share: Basic and Diluted(4)
Distributable Earnings	$0.25		$0.24		$0.95		$0.64
Undistributed income (loss)	0.30		(4.10)		(0.02)		(4.97)

Net income (loss) per Class A share	$0.55		$(3.86)		$0.93		$(4.33)

(1)	The Company declared a $0.46 distribution on Class A shares on February 10, 2012, a $0.25 distribution on May 8, 2012 and a $0.24 distribution on Class A shares on August 2, 2012.
(2)	The Company declared a $0.17 distribution on Class A shares on January 4, 2011, a $0.22 distribution on Class A shares on May 12, 2011 and a $0.24 dividend on Class A shares on August 9, 2011.
(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in losses of the Company with the Class A shareholders.
(4)	For the three and nine months ended September 30, 2012, AOG Units were determined to be anti-dilutive and unvested RSUs and share options were determined to be dilutive and were accordingly included in the diluted earnings per share calculation. The resulting diluted earnings per share amounts did not differ from the basic earnings per share calculation and therefore, basic and diluted net income per share is identical for all periods presented. For the three and nine months ended September 30, 2011, unvested RSUs, AOG Units and the share options were determined to be anti-dilutive. Therefore basic and diluted net loss per share is identical for all periods presented.

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees during 2010 and 2011 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees in 2010 and 2011 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of September 30, 2012, approximately 18.4 million vested RSUs and 5.3 million unvested RSUs were eligible for participation in distribution equivalents.

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

Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may up to four times each year (subject to the terms of the exchange agreement) exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the ten Apollo Operating Group partnerships to affect an exchange for one Class A share. If fully converted, the result would be an additional 240,000,000 Class A shares added to the diluted earnings per share calculation.

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

The table below presents transactions in Class A shares during the nine months ended September 30, 2012 and the year ended December 31, 2011, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of AGM Class A Shares Transaction	Number of Shares Issued (Repurchased/Cancelled) in AGM Class A Shares Transaction (in thousands)	AGM ownership% in AOG before AGM Class A Shares Transaction	AGM ownership% in AOG after AGM Class A Shares Transaction	Holdings ownership% in AOG before AGM Class A Shares Transaction	Holdings ownership% in AOG after AGM Class A Shares Transaction
January 8, 2011	Issuance	2	N/A (1)	N/A (1)	N/A (1)	N/A (1)
March 15, 2011	Issuance	1,548	29.0%	29.3%	71.0%	70.7%
April 4, 2011	Issuance	21,500	29.3%	33.5%	70.7%	66.5%
April 7, 2011	Issuance	750	33.5%	33.7%	66.5%	66.3%
July 11, 2011	Issuance	77	N/A (1)	N/A (1)	N/A (1)	N/A (1)
August 15, 2011	Issuance	1,191	33.7%	33.9%	66.3%	66.1%
October 10, 2011	Issuance	52	N/A (1)	N/A (1)	N/A (1)	N/A (1)
November 10, 2011	Issuance	1,011	33.9%	34.1%	66.1%	65.9%
November 22, 2011	Net Settlement	(130)	N/A (1)	N/A (1)	N/A (1)	N/A (1)
January 18, 2012	Issuance	394	34.1%	34.1%	65.9%	65.9%
February 13, 2012	Issuance	1,994	34.1%	34.5%	65.9%	65.5%
March 5, 2012	Issuance	50	N/A (1)	N/A (1)	N/A (1)	N/A (1)
April 3, 2012	Issuance	150	N/A (1)	N/A (1)	N/A (1)	N/A (1)
July 9, 2012	Issuance	1,452	34.5%	34.7%	65.5%	65.3%
August 6, 2012	Issuance	1,962	34.7%	35.1%	65.3%	64.9%

(1)	Transaction did not have a material impact on ownership.

11. EQUITY-BASED COMPENSATION

AOG Units

The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the three and nine months ended September 30, 2012, $116.2 million and $348.5 million of compensation expense was recognized, respectively. For the three and nine months ended September 30, 2011, $258.2 million and $774.6 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 3% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of September 30, 2012, there was $160.8 million of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next 12 months.

The following table summarizes the activity of the AOG Units for the nine months ended September 30, 2012:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	22,593,210	$22.64
Granted	—	—
Forfeited	—	—
Vested at September 30, 2012	(15,190,668)	22.94

Balance at September 30, 2012	7,402,542	$22.01

Units Expected to Vest—As of September 30, 2012, approximately 7,297,000 AOG Units are expected to vest.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. All grants after March 29, 2011 consider the public share price of the Company. For Plan Grants the fair value is based on grant date fair value, and are discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to 24 quarters (for Plan Grants) or annual vesting over three years (for Bonus Grants). During the nine months ended September 30, 2012, 2,564,351 RSUs were granted with a fair value of $30.3 million. Of these awards, 972,266 RSUs relate to awards granted as part of the Stone Tower acquisition that vested as of the acquisition date. The fair value of these granted awards is $14.0 million and was included in the fair value of consideration transferred for the Stone Tower acquisition. The fair value of these awards was not charged to compensation expense, but charged to additional paid in capital in the condensed consolidated statements of changes in shareholders’ equity. Refer to note 3 for further discussion of the Stone Tower acquisition. The actual forfeiture rate was 0.7% and 2.6% for the three and nine months ended September 30, 2012, respectively. For the nine months ended September 30, 2012 and 2011, $81.3 million and $78.6 million of compensation expense were recognized, respectively. For the three months ended September 30, 2012 and 2011, $26.3 million and $27.8 million of compensation expense was recognized, respectively.

Delivery of Class A Shares

During 2012 and 2011, the Company delivered Class A Shares for vested RSUs. The Company generally allows RSU participants to settle their tax liabilities with a reduction of their Class A share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a tax liability and a corresponding accumulated deficit adjustment. The adjustment for the nine months ended September 30, 2012 and 2011 was $26.0 million and $17.0 million, respectively, and is disclosed in the condensed consolidated statement of equity.

The delivery of RSUs does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A Shareholders. The delivery of Class A Shares for vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the nine months ended September 30, 2012, the Company delivered 5,901,399 Class A Shares in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 35.1% from 34.1%.

The following table summarizes RSU activity for the nine months ended September 30, 2012:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	20,480,773	$11.38	20,240,008	40,720,781
Granted	2,564,351	11.82	—	2,564,351
Forfeited	(573,750)	12.82	—	(573,750)
Delivered	—	11.69	(7,705,225)	(7,705,225)
Vested	(5,819,691)	12.01	5,819,691	—

Balance at September 30, 2012	16,651,683	$11.18	18,354,474	35,006,157 (1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

Units Expected to Vest—As of September 30, 2012, approximately 15,653,000 RSUs are expected to vest.

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, 5,000,000 options were granted on December 2, 2010. These options vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016. In addition, 555,556 options were granted on January 22, 2011, 25,000 options were granted on April 9, 2011 and 50,000 options were granted on July 9, 2012. Of the options granted on January 22, 2011, half of such options that vested and became exercisable on December 31, 2011 were exercised on March 5, 2012 and the other half that were due to vest and become exercisable on December 31, 2012 were forfeited during the quarter ended March 31, 2012. The options granted on April 9, 2011 vested and became exercisable with respect to half of the options on December 31, 2011 and the other half vests in four equal quarterly installments starting on March 31, 2012 and ending on December 31, 2012. The options granted on July 9, 2012 will vest and become exercisable with respect to 4/24 of the option shares on June 30, 2012 and the remainder will vest in equal installments over each of the remaining 20 calendar quarters, with full vesting on June 30, 2018. For the three and nine months ended September 30, 2012, $1.2 million and $3.6 million of compensation expense was recognized as a result of option grants, respectively. For the three and nine months ended September 30, 2011, $1.6 million and $4.8 million of compensation was recognized as a result of these grants, respectively.

Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2012 and 2011:

Assumptions:	2012	2011(2)
Risk-free interest rate	0.99%	2.79%
Weighted average expected dividend yield	9.29%	2.25%
Expected volatility factor(1)	45.00%	40.22%
Expected life in years	6.25	5.72
Fair value of options per share	$1.99	$8.44

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices.
(2)	Represents weighted average of 2011 grants.

The following table summarizes the share option activity for the nine months ended September 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2012	5,580,556	$8.14	$32,996	8.93
Granted	50,000	12.38	100	9.75
Exercised	(277,778)	9.00	(2,364)	—
Forfeited	(277,778)	9.00	(2,364)	—

Balance at September 30, 2012	5,075,000	8.09	$28,368	8.18

Exercisable at September 30, 2012	1,480,207	$8.15	$8,343	8.17

Units Expected to Vest—As of September 30, 2012, approximately 3,379,000 options are expected to vest.

The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at September 30, 2012 was $18.8 million and is expected to be recognized over a weighted average period of 4.2 years.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value considers the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the three and nine months ended September 30, 2012 and 2011, the actual forfeiture rate was 0%. For the nine months ended September 30, 2012 and 2011, $0.7 million and $0.4 million of compensation expense was recognized, respectively. For the three months ended September 30, 2012 and 2011, $0.3 million and $0.2 million of compensation expense was recognized, respectively.

During the three and nine months ended September 30, 2012 and 2011, the Company delivered 60,702 and 389,785 RDUs, respectively, to individuals who had vested in these units. The deliveries in 2012 and 2011 resulted in a reduction of the accrued compensation liability of $0.5 million and $3.8 million, respectively, and the recognition of a net decrease of additional paid in capital in 2012 of $1.3 million and a net decrease in 2011 of $2.8 million, respectively. These amounts are presented in the condensed consolidated statements of changes in shareholders’ equity. There was $0.7 million and $0.5 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of September 30, 2012 and December 31, 2011, respectively. The following table summarizes RDU activity for the nine months ended September 30, 2012:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2012	196,653	$8.17	60,702	257,355
Granted	256,673	9.45	—	256,673
Forfeited	—	—	—	—
Delivered	—	8.69	(60,702)	(60,702)
Vested	—	—	—	—

Balance at September 30, 2012	453,326	$8.89	—	453,326

Units Expected to Vest—As of September 30, 2012, approximately 426,000 RDUs are expected to vest.

The following table summarizes the activity of RDUs available for future grants:

	RDUs Available For Future Grants
Balance at January 1, 2012	1,947,837
Purchases	159,635
Granted	(449,753	)(1)
Forfeited	—

Balance at September 30, 2012	1,657,719

(1)	During 2012, the Company delivered 193,080 RDUs to certain employees as part of AAA’s carry reinvestment program. This resulted in a decrease in profit sharing payable of $1.2 million in the condensed consolidated statements of financial condition. No additional compensation expense was recognized.

Restricted Stock and Restricted Stock Unit Awards—ARI

On September 29, 2009, 97,500 and 145,000 shares of ARI restricted stock were granted to the Company and certain of the Company’s employees, respectively. Additionally, on December 31, 2009, 5,000 shares of ARI restricted stock were granted to an employee of the Company. The fair value of the Company and employee awards granted was $1.8 million and $2.7 million, respectively. These awards generally vest over three years or twelve quarters, with the first quarter vesting on January 1, 2010. On March 23, 2010, July 1, 2010 and July 21, 2010, 102,084, 5,000 and 16,875 shares of ARI restricted stock units (“ARI RSUs”), respectively, were granted to certain of the Company’s employees. Pursuant to the March 23, 2010 and July 21, 2010 issuances, 102,084 and 16,875 shares of ARI restricted stock, respectively, were forfeited by the Company’s employees. As the fair value of ARI RSUs was not greater than the forfeiture of the restricted stock, no additional value will be amortized. On April 1, 2011 and August 4, 2011, 5,000 and 152,750 ARI RSUs, respectively, were granted to certain of the Company’s employees. On August 4, 2011, 156,000 ARI RSUs were granted to the Company. On December 28, 2011, the Company issued 45,587 ARI RSUs to certain of the Company’s employees. On March 15, 2012, 20,000 ARI RSUs were granted to an employee of the Company. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for certain restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations. For the nine months ended September 30, 2012 and 2011, $2.0 million and $1.5 million of management fees and $1.2 million and $0.8 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three months ended September 30, 2012 and 2011, $0.8 million and $0.8 million of management fees and $0.5 million and $0.4 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0% and 2% for the three and nine months ended September 30, 2012, respectively, and 0% for three and nine months ended September 30, 2011.

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the nine months ended September 30, 2012:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	32,502	374,754	$15.12	73,542	448,296
Granted to employees of the Company	—	20,000	15.17	—	20,000
Granted to the Company	—	—	—	—	—
Forfeited by employees of the Company	—	(5,522)	14.09	—	(5,522)
Vested awards of the employees of the Company	—	(74,667)	15.77	74,667	—
Vested awards of the Company	(24,377)	(52,000)	16.01	52,000	—

Balance at September 30, 2012	8,125	262,565	$14.71	200,209	462,774

Units Expected to Vest—As of September 30, 2012, approximately 253,000 and 8,125 shares of ARI RSUs and ARI restricted stock, respectively, are expected to vest.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc. (“AMTG”)

On July 27, 2011, 18,750 and 11,250 AMTG restricted stock units (“AMTG RSUs”) were granted to the Company and certain of the Company’s employees, respectively. On September 26, 2011, 875 AMTG RSUs were granted to certain employees of the Company. On June 30, 2012, 5,000 AMTG RSUs were granted to an employee of the Company with a fair value of $0.1 million. These awards vest over three years or twelve calendar quarters, with the first quarter vesting on October 1, 2011. On September 30, 2012, 5,000 AMTG RSUs were granted to an employee of the Company with the fair value of $0.1 million. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and liability and any changes in these values are recorded in the condensed consolidated statements of operations.

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for certain restrictions. For the three and nine months ended

September 30, 2012, $0.0 million and $0.1 million of management fees and $0.0 million and $0.1 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2011, $0.1 million and $0.1 million of management fees and $0.0 million and $0.0 million of compensation expense were recognized in the condensed consolidated statement of operations, respectively. The actual forfeiture rate for AMTG RSUs was 0% for the three and nine months ended September 30, 2012. The actual forfeiture rate for AMTG RSUs was 0% for the three and nine months ended September 30, 2011, respectively.

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the nine months ended September 30, 2012:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	28,305	$17.56	2,570	30,875
Granted to employees of the Company	10,000	20.33	—	10,000
Vested awards of the employees of the Company	(3,033)	16.57	3,033	—
Vested awards of the Company	(4,688)	18.20	4,688	—

Balance at September 30, 2012	30,584	$18.47	10,291	40,875

Units Expected to Vest—As of September 30, 2012, approximately 29,500 AMTG RSUs are expected to vest.

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

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2012:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$116,170	64.9%	$75,561	$40,609
RSUs and Share Options	27,456	—	—	27,456
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	481	64.9	313	168
AAA RDUs	300	64.9	195	105

Total Equity-Based Compensation	$144,407		76,069	68,338

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(508)	(273)

Capital Increase Related to Equity-Based Compensation			$75,561	$68,065

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2012:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$348,512	64.9%	$227,973	$120,539
RSUs and Share Options	84,831	—	—	84,831
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	1,307	64.9	855	452
AAA RDUs	737	64.9	482	255

Total Equity-Based Compensation	$435,387		229,310	206,077

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,337)	(707)

Capital Increase Related to Equity-Based Compensation			$227,973	$205,370

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2011:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$258,190	66.1%	$170,994	$87,196
RSUs and Share Options	29,451	—	—	29,451
ARI Restricted Stock Awards and ARI RSUs	414	66.1	273	141
AAA RDUs	153	66.1	100	53

Total Equity-Based Compensation	$288,208		171,367	116,841

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(373)	(194)

Capital Increase Related to Equity-Based Compensation			$170,994	$116,647

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2011:

	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$774,572	66.1%	$525,910	$248,662
RSUs and Share Options	83,376	—	—	83,376
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	848	66.1	561	287
AAA RDUs	377	66.1	249	128

Total Equity-Based Compensation	$859,173		526,720	332,453

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(810)	(415)

Capital Increase Related to Equity-Based Compensation			$525,910	$332,038

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

12. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES

The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

Due from affiliates and due to affiliates are comprised of the following:

	As of September 30, 2012	As of December 31, 2011
Due from Affiliates:
Due from private equity funds	$20,316	$28,465
Due from portfolio companies	65,621	61,867
Management and advisory fees receivable from credit funds	62,428	23,545
Due from credit funds	40,591	15,822
Due from Contributing Partners, employees and former employees	66,295	30,353
Due from real estate funds	15,295	13,453
Other	1,864	3,235

Total Due from Affiliates	$272,410	$176,740

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$445,934	$451,743
Due to private equity funds	190,015	86,500
Due to credit funds	6,042	18,817
Due to real estate funds	1,200	1,200
Distributions payable to employees	14,926	12,532
Other (1)	—	7,972

Total Due to Affiliates	$658,117	$578,764

(1)	As of December 31, 2011, includes $4.7 million contingent consideration liability at fair value due to the former owners of Gulf Stream. Amounts are now presented in profit sharing payable as of September 30, 2012. See Note 13 Commitments and Contingencies.

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

In April 2012, Apollo made a $5.8 million cash payment pursuant to the TRA resulting from the realized tax benefit for the 2011 tax year. Included in the payment was approximately $1.2 million and approximately $0.1 million of interest paid to the Managing Partners and Contributing Partners, respectively. Because distributions from the Apollo Operating Group are made pari passu to all unit holders, the TRA payment noted above resulted in an additional $11.0 million distribution to Holdings.

Due from Contributing Partners, Employees and Former Employees

The Company has accrued $54.5 million and $22.1 million in receivables as of September 30, 2012 and December 31, 2011, respectively from the Contributing Partners and certain employees and former employees of Fund VI for the potential return of carried interest income that would be due if the private equity fund were liquidated at the balance sheet date. In addition, there was a $6.6 million and $6.5 million, receivable as of September 30, 2012 and December 31, 2011, respectively, from the Contributing Partners and certain employees associated with a credit agreement with Fund VI as described below in Due to Private Equity Funds.

Management Fee Waiver and Notional Investment Program

Apollo has forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $4.9 million and $4.1 million for the three months ended September 30, 2012 and 2011, respectively, and $18.5 million and $19.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Distributions

In addition to other distributions such as TRA payments, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2011 and 2012 (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 4, 2011	0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3
February 12, 2012	0.46	February 29, 2012	58.1	110.4	168.5	10.3
May 8, 2012	0.25	May 30, 2012	31.6	60.0	91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6	88.8	5.3

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

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. At December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. During the three and nine months ended September 30, 2012, respectively, there was no interest paid. During the three and nine months ended September 30, 2012, there was $0.1 million and $0.2 million accrued interest on the outstanding loan obligation, respectively. As of September 30, 2012, the total outstanding loan aggregated $9.2 million, including accrued interest of $1.2 million which approximated fair value, of which approximately $6.6 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In addition, assuming Fund VI is liquidated on the balance sheet date, the Company has also accrued a liability to Fund VI of $170.2 million and $75.3 million at September 30, 2012 and December 31, 2011, respectively, in connection with the potential general partner obligation to return carried interest income that was previously distributed from Fund VI. Of this amount, approximately $54.5 million and $22.1 million is a receivable from Contributing Partners, employees and former employees at September 30, 2012 and December 31, 2011, respectively.

Due to Credit Funds

In connection with the Gulf Stream acquisition during October 2011, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. Additionally the Company has deferred a payment obligation to the former owners. This obligation was $3.9 million at date of acquisition and is required to be paid in December 2012. The contingent consideration liability had a fair value of approximately $4.7 million as of October 24, 2011 (the date of acquisition) and $14.0 million as of September 30, 2012. As of September 30, 2012, the former owner is no longer an employee of Apollo therefore the contingent consideration is reported within profit sharing payable in the condensed consolidated statements of financial condition.

Similar to the private equity funds, certain credit funds allocate carried interest income to the Company. As of December 31, 2011, the Company had accrued a liability to SOMA of $18.1 million in connection with the potential general partner obligation to return previously distributed carried interest income from SOMA. This amount decreased by $14.2 million during the nine months ended September 30, 2012. As such, there was a general partner obligation to return previously distributed carried interest income of $3.9 million accrued as of September 30, 2012.

Due to Real Estate Funds

In connection with the acquisition of Citi Property Investors (“CPI”) during November 2010, Apollo has a contingent liability to Citigroup Inc. based on a specified percentage of future earnings from the date of acquisition through December 31, 2012. The estimated fair value of the contingent liability was $1.2 million as of September 30, 2012 and December 31, 2011, respectively, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%.

Regulated Entities

During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, or “FINRA”, subject to the minimum net capital requirements of the SEC. AGS is in compliance with the requirements at September 30, 2012. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS earns underwriting and transaction fees for its services.

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

Other

From time to time, the Company enters into sublease arrangements with certain affiliated entities. All such arrangements are entered into at the market prices at the date of the arrangement.

Interests in Consolidated Entities

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Non-Controlling Interests reflected in the condensed consolidated statements consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
AAA(1)	$(16,325)	$329,649	$(148,765)	$134,347
Interest in management companies and a co-investment vehicle(2)	(2,693)	(4,149)	(4,893)	(9,383)
Other consolidated entities	32,049	194	38,941	(14,156)

Net loss (income) attributable to Non-Controlling Interests in consolidated entities	13,031	325,694	(114,717)	110,808
Net (income) loss attributable to Appropriated Partners’ Capital(3)	59,240	4,566	(1,873,413)	14,197
Net loss (income) attributable to Non-Controlling Interests in the Apollo Operating Group	(187,276)	946,757	(335,836)	992,719

Net (income) loss attributable to Non-Controlling Interests	(115,005)	1,277,017	(2,323,966)	1,117,724
Net income (loss) attributable to Appropriated Partners’ Capital(4)	(59,240)	(4,566)	1,873,413	(14,197)
Other Comprehensive Income attributable to Non-Controlling Interests	—	(1,427)	(2,010)	(3,826)

Comprehensive Loss (Income) Attributable to Non-Controlling Interests	$(174,245)	$1,271,024	$(452,563)	$1,099,701

(1)	Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% and 98% during the three and nine months ended September 30, 2012, respectively, and 98% and 97% during the three and nine months ended September 30, 2011, respectively.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management entities and a private equity co-invest vehicle.
(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.1 million for the nine months ended September 30, 2012.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive (income) loss attributable to non-controlling interest on the statements of comprehensive income.

13. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders, in connection with their capital commitment to certain funds managed by the Company. As of September 30, 2012, the maximum exposure relating to these financial guarantees approximated $1.8 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), the Company may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of September 30, 2012, the Company had no obligations to Artus.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, credit and real estate funds, Apollo has unfunded capital commitments as of September 30, 2012 and December 31, 2011 of $241.7 million and $137.9 million, respectively.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the Company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the Fourth Amended Complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a Fifth Amended Complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. On June 14, 2012, the plaintiffs filed a Fifth Amended Complaint. The defendants filed a motion to dismiss the Fifth Amended Complaint in part, and that motion was granted in part and denied in part. On July 21, 2012, all defendants filed motions for summary judgment, and those motions remain pending. By order on November 6, 2012, the Court set oral argument on the summary judgment motions for December 18 and 19, 2012. On August 13, 2012, the New York Times (the “Times”) moved to intervene and unseal the Fifth Amended Complaint and associated exhibits, which were not available to the public at the time. The defendants filed an opposition to this motion on August 27, 2012, and also filed a redacted version of the Fifth Amended Complaint on September 10, 2012. On September 14, 2012, the Court issued an order requiring the defendants to file a version of the complaint containing narrowly tailored redactions limited to information that could cause specific and severe harm if released. The Court also rejected the New York Times’ request to unseal exhibits associated with the Fifth Amended Complaint. The defendants filed under seal another version of the Fifth Amended Complaint on October 5, 2012, this time containing only four redactions. The Court accepted this version of the complaint, which was publicly filed on the docket on October 10, 2012. Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. Apollo believes the plaintiffs’ claims lack factual and legal merit and intends to defend it vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation,

Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“Apollo”), which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that Apollo is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The Court has consolidated the Kelm, Miller, and Schnabel cases and ordered that they proceed on the same schedule. On June 18, 2012, the Court appointed lead plaintiffs’ counsel and on September 7, 2012, Plaintiffs filed their consolidated amended complaint, which alleges the same causes of action against Apollo as did the complaints in the Kelm and Miller cases. Defendants’ deadline to respond to the consolidated amended complaint is December 7, 2012. Apollo believes that plaintiffs’ claims against it are without merit. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On July 9, 2012, Apollo was served with a subpoena by the New York Attorney General’s Office regarding Apollo’s fee waiver program. The subpoena is part of what we understand to be an industry-wide investigation by the New York Attorney General into the tax implications of the fee waiver program implemented by numerous private equity and hedge funds. Under the fee waiver program, individual fund managers for Apollo-managed funds may elect to prospectively waive their management fees. Program participants receive an interest in the future profits, if any, earned on the invested amounts that represent waived fees. They receive such profits from time to time in the ordinary course when distributions are made generally, as provided for in the applicable fund governing documents and waiver agreements. Four Apollo funds have implemented the program. Apollo believes its fee waiver program complies with all applicable laws, and is cooperating with the investigation.

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

As of September 30, 2012, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Aggregate minimum future payments	$8,777	$35,483	$35,971	$35,026	$35,125	$106,508	$256,890

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.7 million and $11.3 million for the three months ended September 30, 2012 and 2011, respectively, and $30.3 million and $28.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2012, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Other long-term obligations	$3,392	$3,264	$500	$250	$—	$—	$7,406

Contingent Obligations—Carried interest income in both private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through September 30, 2012 and that would be reversed approximates $2.4 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

September 30, 2012
Private Equity Funds:
Fund VII	$1,317,477
Fund V	205,377
Fund IV	27,040
Other (AAA, Stanhope Life, L.P. “Stanhope”)	23,968

Total Private Equity Funds	1,573,862

Credit Funds:
Distressed and Event-Driven Hedge Funds (Value Funds)	16,900
Mezzanine Funds (AIE II)	30,633
Non-Performing Loan Fund (EPF I)	88,054
Senior Credit Funds (COF I/COF II, ACLF, AEC, AESI, collateralized loan obligations (“CLOs”)	487,802
Stone Tower Funds/CLOs	136,822
Sub-Advisory Arrangements	12,809

Total Credit Funds	773,020

Real Estate Funds:
CPI Other	6,460

Total Real Estate Funds	6,460

Total	$2,353,342

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 12, the Company has recorded a general partner obligation to return previously distributed carried interest income of $170.2 million and $3.9 million relating to Fund VI and SOMA, respectively, as of September 30, 2012.

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

One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of September 30, 2012, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future realized incentive fee revenue earned from certain of the Stone Tower Funds, CLOs, CDOs and managed accounts. This contingent consideration liability had an

Acquisition Date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation is $120.5 million as of September 30, 2012. Refer to note 3 for additional details related to the Stone Tower acquisition.

In connection with the Gulf Stream acquisition, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest revenue. The contingent liability had a fair value of approximately $14.0 million as of September 30, 2012, which is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The contingent liability had a fair value of approximately $4.7 million as of December 31, 2011, which is recorded in due to affiliates in the condensed consolidated statements of financial condition.

In connection with the CPI acquisition, the consideration transferred in the acquisition was a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of September 30, 2012 and December 31, 2011 and is recorded in due to affiliates in the condensed consolidated statements of financial condition.

The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations will be reflected in profit sharing expense in the condensed consolidated statements of operations.

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

The following table summarizes the quantitative inputs and assumptions used for the contingent consideration obligations categorized in Level III of the fair value hierarchy as of September 30, 2012.

	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Financial Assets:
Contingent consideration obligations	$135,734	Discounted cash flow	Discount rate	7.0%–11.6%

The significant unobservable input used in the fair value measurement of the contingent obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. In order to determine the discount rate the Company considered the following: the weighted average cost of capital for the Company, the implied internal rate of return for the transaction, and weighted average return on assets.

The following table summarizes the changes in contingent consideration obligations, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, Beginning of Period	$120,615	$1,200	$5,900	$1,200
Acquisition of Stone Tower (see note 3)	—	—	117,700	—
Repayments	(2,761)	—	(5,746)	—
Purchase accounting adjustments	1,000	—	1,000	—
Change in fair value	16,880	—	16,880	—

Balance, End of Period	$135,734	$1,200	$135,734	$1,200

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

The Company is subject to a concentration risk related to the investors in its funds. As of September 30, 2012, no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At September 30, 2012 and December 31, 2011, $738.0 million and $738.5 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

15. SEGMENT REPORTING

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

•	Private Equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Credit—primarily invests in non-control debt and non-control equity investments, including distressed debt instruments; and

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

The tables below present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

During the third quarter of 2012, the Company changed the name of its capital markets business segment to the credit segment. The Company believes this new name provides a more accurate description of the types of assets which are managed within this segment. In addition, this segment name change aligns with the Company’s management reporting and organizational structure and is consistent with the manner in which resource deployment and compensation decisions are made.

Economic Net Income (Loss)

Economic Net Income (“ENI”) is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management also believes the components of ENI such as the amount of management fees, advisory and transaction fees and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.

During the fourth quarter 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, credit and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation expense for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the three and nine months ended September 30, 2011:

	Impact of Modification on ENI
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
For the three months ended September 30, 2011	$(5,929)	$(9,914)	$(2,654)	$(18,497)
For the nine months ended September 30, 2011	(15,877)	(23,765)	(6,669)	(46,311)

The following table presents financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$13,296	$1,854	$—	$15,150
Management fees from affiliates	68,460	80,839	10,947	160,246
Carried interest income from affiliates	340,597	238,359	4,813	583,769

Total Revenues	422,353	321,052	15,760	759,165
Expenses	209,889	149,806	18,454	378,149
Other Income	27,847	26,388	948	55,183
Non-Controlling Interests	—	(2,658)	—	(2,658)

Economic Net Income (Loss)	$240,311	$194,976	$(1,746)	$433,541

Total Assets	$2,292,399	$1,762,179	$83,555	$4,138,133

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$759,165		$(46,792	)(1)	$712,373
Expenses	378,149		141,859	(2)	520,008
Other income	55,183		(27,835	)(3)	27,348
Non-Controlling Interests	(2,658)		(112,347)		(115,005)

Economic Net Income	$433,541	(5)	N/A

Total Assets	$4,138,133		$15,431,271	(6)	$19,569,404

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Three Months Ended September 30, 2012
Net gains from investment activities	$18,360
Net gains from investment activities of consolidated variable interest entities	(45,475)
Loss from equity method investments(4)	(1,238)
Interest and other loss	(212)
Gain on acquisition	730

Total Consolidation Adjustments	$(27,835)

(4)	Includes the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended September 30, 2012
Economic Net Income	$433,541
Income tax provision	(21,917)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(187,276)
Non-cash charges related to equity-based compensation(7)	(127,780)
Amortization of intangible assets	(13,777)

Net Income Attributable to Apollo Global Management, LLC	$82,791

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the three months ended September 30, 2012:

	For the Three Months Ended September 30, 2012
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$13,296	$—	$13,296	$1,854	$—	$1,854
Management fees from affiliates	68,460	—	68,460	80,839	—	80,839
Carried interest income from affiliates:
Unrealized gains(1)	—	152,439	152,439	—	187,047	187,047
Realized gains	—	188,158	188,158	9,664	41,648	51,312

Total Revenues	81,756	340,597	422,353	92,357	228,695	321,052
Compensation and benefits(2)	32,927	159,811	192,738	38,538	73,822	112,360
Other expenses(2)	17,151	—	17,151	37,446	—	37,446

Total Expenses	50,078	159,811	209,889	75,984	73,822	149,806

Other Income	2,866	24,981	27,847	7,490	18,898	26,388
Non-Controlling Interests	—	—	—	(2,658)	—	(2,658)

Economic Net Income	$34,544	$205,767	$240,311	$21,205	$173,771	$194,976

(1)	Included in unrealized carried interest income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million with respect to Fund VI and reversal of $14.4 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three months ended September 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended September 30, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	10,947	—	10,947
Carried interest (loss) income from affiliates:
Unrealized gains	—	4,813	4,813
Realized gains	—	—	—

Total Revenues	10,947	4,813	15,760
Compensation and benefits(1)	9,809	4,164	13,973
Other expenses(1)	4,481	—	4,481

Total Expenses	14,290	4,164	18,454
Other Income	707	241	948

Economic Net (Loss) Income	$(2,636)	$890	$(1,746)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	As of and for the Three Months Ended September 30, 2011
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$14,891	$1,831	$472	$17,194
Management fees from affiliates	65,173	47,250	10,596	123,019
Carried interest income from affiliates	(1,358,616)	(260,467)	—	(1,619,083)

Total Revenues	(1,278,552)	(211,386)	11,068	(1,478,870)
Expenses	(431,917)	(17,073)	16,446	(432,544)
Other (Loss) Income	(40,492)	(68,036)	42	(108,486)
Non-Controlling Interests	—	(4,148)	—	(4,148)

Economic Net Loss	$(887,127)	$(266,497)	$(5,336)	$(1,158,960)

Total Assets	$1,579,798	$1,045,139	$89,645	$2,714,582

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements for the three months ended September 30, 2011:

	As of and for the Three Months Ended September 30, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$(1,478,870)		$(710	)(1)	$(1,479,580)
Expenses	(432,544)		274,444	(2)	(158,100)
Other loss	(108,486)		(333,824	)(3)	(442,310)
Non Controlling Interests	(4,148)		1,281,165		1,277,017

Economic Net Loss	$(1,158,960	)(4)	N/A		N/A

Total Assets	$2,714,582		$2,616,189	(5)	$5,330,771

(1)	Represents advisory and management fees earned from a consolidated VIE which is eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement, equity based compensation expense comprising amortization of AOG Units, and amortization of intangible assets.
(3)	Results from the following:

For the Three Months Ended September 30, 2011
Net losses from investment activities	$(337,051)
Net losses from investment activities of consolidated variable interest entities	(4,760)
Gain from equity method investments	7,987

Total Consolidation Adjustments	$(333,824)

(4)	The reconciliation of Economic Net Loss to Net Loss Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended September 30, 2011
Economic Net Loss	$(1,158,960)
Income tax benefit	19,847
Net loss attributable to Non-Controlling Interests in Apollo Operating Group(5)	946,757
Non-cash charges related to equity-based compensation(6)	(270,952)
Amortization of intangible assets	(3,618)

Net Loss Attributable to Apollo Global Management, LLC	$(466,926)

(5)	Represents the addition of assets of consolidated funds and consolidated VIEs.
(6)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to the condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the three months ended September 30, 2011:

	For the Three Months Ended September 30, 2011
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$14,891	$—	$14,891	$1,831	$—	$1,831
Management fees from affiliates	65,173	—	65,173	47,250	—	47,250
Carried interest income (loss) from affiliates:
Unrealized losses(1)	—	(1,399,141)	(1,399,141)	—	(284,120)	(284,120)
Realized gains	—	40,525	40,525	11,300	12,353	23,653

Total Revenues	80,064	(1,358,616)	(1,278,552)	60,381	(271,767)	(211,386)
Compensation and benefits(2)	40,530	(497,161)	(456,631)	35,422	(69,970)	(34,548)
Other expenses(2)	24,714	—	24,714	17,475	—	17,475

Total Expenses	65,244	(497,161)	(431,917)	52,897	(69,970)	(17,073)

Other Loss	(981)	(39,511)	(40,492)	(8,292)	(59,744)	(68,036)
Non-Controlling Interests	—	—	—	(4,148)	—	(4,148)

Economic Net Income (Loss)	$13,839	$(900,966)	$(887,127)	$(4,956)	$(261,541)	$(266,497)

(1)	Included in unrealized carried interest (loss) from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $78.0 million, $24.2 million, and $17.6 million with respect to Fund VI, COF II and SOMA, respectively, for the three months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended September 30, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$472	$—	$472
Management fees from affiliates	10,596	—	10,596
Carried interest income from affiliates	—	—	—

Total Revenues	11,068	—	11,068
Compensation and benefits(1)	10,449	—	10,449
Other expenses(1)	5,997	—	5,997

Total Expenses	16,446	—	16,446

Other (Loss) Income	(192)	234	42

Economic Net (Loss) Income	$(5,570)	$234	$(5,336)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2012:

	As of and for the Nine Months Ended September 30, 2012
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$104,290	$7,530	$592	$112,412
Management fees from affiliates	204,615	207,861	34,200	446,676
Carried interest income from affiliates	794,324	424,703	10,739	1,229,766

Total Revenues	1,103,229	640,094	45,531	1,788,854
Expenses	556,454	333,354	53,053	942,861
Other Income	60,367	35,980	1,728	98,075
Non-Controlling Interests	—	(6,505)	—	(6,505)

Economic Net Income (Loss)	$607,142	$336,215	$(5,794)	$937,563

Total Assets	$2,292,399	$1,762,179	$83,555	$4,138,133

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the nine months ended September 30, 2012:

	As of and for the Nine Months Ended September 30, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,788,854		$(88,110	)(1)	$1,700,744
Expenses	942,861		417,339	(2)	1,360,200
Other income	98,075		2,071,922	(3)	2,169,997
Non-Controlling Interests	(6,505)		(2,317,461)		(2,323,966)

Economic Net Income	$937,563	(5)	N/A		N/A

Total Assets	$4,138,133		$15,431,271	(6)	$19,569,404

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs, expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Nine Months Ended September 30, 2012
Net gains from investment activities	$157,544
Net gains from investment activities of consolidated variable interest entities	(29,913)
Loss from equity method investments(4)	(8,696)
Interest and other income	1,090
Gain on acquisition	1,951,897

Total Consolidation Adjustments	$2,071,922

(4)	Includes $1.6 million, which reflects the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Nine Months Ended September 30, 2012
Economic Net Income	$937,563
Income tax provision	(47,127)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(335,836)
Non-cash charges related to equity-based compensation(7)	(385,714)
Amortization of intangible assets	(29,438)

Net Income Attributable to Apollo Global Management, LLC	$139,448

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the nine months ended September 30, 2012:

	For the Nine Months Ended September 30, 2012
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$104,290	$—	$104,290	$7,530	$—	$7,530
Management fees from affiliates	204,615	—	204,615	207,861	—	207,861
Carried interest income from affiliates:
Unrealized gains(1)	—	440,718	440,718	—	318,624	318,624
Realized gains	—	353,606	353,606	28,464	77,615	106,079

Total Revenues	308,905	794,324	1,103,229	243,855	396,239	640,094
Compensation and benefits(2)	116,684	377,952	494,636	109,779	120,967	230,746
Other expenses(2)	61,818	—	61,818	102,608	—	102,608

Total Expenses	178,502	377,952	556,454	212,387	120,967	333,354

Other Income	2,935	57,432	60,367	9,772	26,208	35,980
Non-Controlling Interests	—	—	—	(6,505)	—	(6,505)

Economic Net Income	$133,338	$473,804	$607,142	$34,735	$301,480	$336,215

(1)	Included in unrealized carried interest income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $94.9 million with respect to Fund VI and reversal of $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the nine months ended September 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Nine Months Ended September 30, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592
Management fees from affiliates	34,200	—	34,200
Carried interest income from affiliates:
Unrealized gains	—	6,460	6,460
Realized gains	—	4,279	4,279

Total Revenues	34,792	10,739	45,531
Compensation and benefits(1)	27,876	7,761	35,637
Other expenses(1)	17,416	—	17,416

Total Expenses	45,292	7,761	53,053
Other Income	1,068	660	1,728

Economic Net (Loss) Income	$(9,432)	$3,638	$(5,794)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2011:

	As of and for the Nine Months Ended September 30, 2011
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$51,533	$8,161	$472	$60,166
Management fees from affiliates	196,154	136,677	29,525	362,356
Carried interest loss from affiliates	(777,935)	(118,239)	—	(896,174)

Total Revenues	(530,248)	26,599	29,997	(473,652)
Expenses	(49,472)	138,002	50,911	139,441
Other (Loss) Income	(11,344)	(33,664)	10,483	(34,525)
Non-Controlling Interests	—	(9,382)	—	(9,382)

Economic Net Loss	$(492,120)	$(154,449)	$(10,431)	$(657,000)

Total Assets	$1,579,798	$1,045,139	$89,645	$2,714,582

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the nine months ended September 30, 2011:

	As of and for the Nine Months Ended September 30, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$(473,652)		$(710	)(1)	$(474,362)
Expenses	139,441		824,046	(2)	963,487
Other loss	(34,525)		(132,586	)(3)	(167,111)
Non-controlling interests	(9,382)		1,127,106		1,117,724

Economic Net Loss	$(657,000	)(4)	N/A		N/A

Total Assets	$2,714,582		$2,616,189	(5)	$5,330,771

(1)	Represents advisory and management fees earned from a consolidated VIE which is eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising amortization of AOG Units, and amortization of intangible assets.
(3)	Results from the following:

For the Nine Months Ended September 30, 2011
Net losses from investment activities	$(135,872)
Net losses from investment activities of consolidated variable interest entities	(41)
Gain from equity method investments	3,327

Total Consolidation Adjustments	$(132,586)

(4)	The reconciliation of Economic Net Income to Net Loss attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Nine Months Ended September 30, 2011
Economic Net Loss	$(657,000)
Income tax benefit	7,477
Net loss attributable to Non-Controlling Interests in Apollo Operating Group(5)	992,719
Non-cash charges related to equity-based compensation(6)	(811,700)
Amortization of intangible assets	(11,255)

Net Loss Attributable to Apollo Global Management, LLC	$(479,759)

(5)	Represents the addition of assets of consolidated funds and consolidated VIEs.
(6)	Includes impact of non-cash charges related to amortization of AOG Units and Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the nine months ended September 30, 2011:

	For the Nine Months Ended September 30, 2011
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$51,533	$—	$51,533	$8,161	$—	$8,161
Management fees from affiliates	196,154	—	196,154	136,677	—	136,677
Carried interest income (loss) from affiliates:
Unrealized losses	—	(1,108,408)	(1,108,408)	—	(189,208)	(189,208)
Realized gains	—	330,473	330,473	35,040	35,929	70,969

Total Revenues	247,687	(777,935)	(530,248)	179,878	(153,279)	26,599
Compensation and benefits(1)	120,754	(245,130)	(124,376)	98,391	(27,618)	70,773
Other expenses(1)	74,904	—	74,904	67,229	—	67,229

Total Expenses	195,658	(245,130)	(49,472)	165,620	(27,618)	138,002

Other Income (Loss)	7,824	(19,168)	(11,344)	(5,087)	(28,577)	(33,664)
Non-Controlling Interests	—	—	—	(9,382)	—	(9,382)

Economic Net Income (Loss)	$59,853	$(551,973)	$(492,120)	$(211)	$(154,238)	$(154,449)

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $78.0 million, $24.2 million, and $17.6 million with respect to Fund VI, COF II and SOMA, respectively, for the nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Nine Months Ended September 30, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$472	$—	$472
Management fees from affiliates	29,525	—	29,525
Carried interest income from affiliates	—	—	—

Total Revenues	29,997	—	29,997
Compensation and benefits(1)	33,827	—	33,827
Other expenses(1)	17,084	—	17,084

Total Expenses	50,911	—	50,911
Other Income	9,842	641	10,483

Economic Net (Loss) Income	$(11,072)	$641	$(10,431)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

16. SUBSEQUENT EVENTS

On October 30, 2012, the Company completed a restructuring of AMH, pursuant to which all of the limited partnership interests of AMH which were previously owned by APO Corp. and AP Professional Holdings, L.P. were contributed to a newly formed Cayman Islands limited partnership, AMH Holdings, L.P., which is owned by APO Corp. and AP Professional Holdings, L.P.

On October 31, 2012, one of our consolidated funds, AAA, closed on an agreement to contribute substantially all of its investments to Athene in exchange for Class A common shares of Athene, cash and a short term promissory note (the “Transaction”). AAA will receive approximately 48.3 million non-voting Class A common shares of Athene, $82.9 million in cash and a promissory note with a principal amount of approximately $115.0 million, which is payable upon demand by AAA and that Athene may prepay at its option at any time, without penalty. The shares of Athene to be issued to AAA in the Transaction are valued at $13.46 per share, which equals AAA’s carrying value as of August 31, 2012, other than approximately 3.8 million of the shares of Athene to be issued to AAA, which will be purchased at $11.16 per share pursuant to a pre-existing capital commitment obligation of AAA.

On November 9, 2012, the Company declared a cash distribution of $0.40 per Class A share, which will be paid on November 30, 2012 to holders of record on November 23, 2012.

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

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise and invest funds and managed accounts on behalf of some of the world’s most prominent pension and endowment funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 624 employees, including 250 investment professionals, as of September 30, 2012. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Houston, Los Angeles, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai.

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

(i)	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments;

(ii)	Credit—primarily invests in non-control debt and non-control equity instruments, including distressed debt instruments; and

(iii)	Real estate—invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

During the third quarter of 2012, the Company changed the name of its capital markets business segment to the credit segment. The Company believes this new name provides a more accurate description of the types of assets which are managed within this segment. In addition, this segment name change is consistent with the Company’s management reporting and organization structure, as well as the manner in which resource deployment and compensation decisions are made.

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

In addition, the growth in our fee-generating AUM during the last year has primarily been in our credit segment. The average management fee rate for these new credit products is at market rates for such products and in certain cases is below our historical rates. Also, due to the complexity of these new product offerings, the Company has incurred and will continue to incur additional costs associated with managing these products. To date, these additional costs have been offset by realized economies of scale and ongoing cost management.

As of September 30, 2012, we had total AUM of $109.7 billion across all of our businesses. Our latest private equity buyout fund, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2012 Fund VII had $4.7 billion of uncalled commitments, or “dry powder”, remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through September 30, 2012. A number of our credit funds have also performed well since their inception through September 30, 2012.

As of September 30, 2012, approximately 92% of our total AUM was in funds with a contractual life at inception of seven years or more, and 10% of our total AUM was in permanent capital vehicles with unlimited duration.

Holding Company Structure

The diagram below depicts our current organizational structure:

Note:	The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure.

(1)	The Strategic Investors hold 46.1% of the Class A shares outstanding. The Class A shares held by investors other than the Strategic Investors represent 22.6% of the total voting power of our shares entitled to vote and 18.9% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.
(2)	Our managing partners own BRH Holdings GP, Ltd., or “BRH,” which in turns holds our only outstanding Class B share. The Class B share represents 77.4% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our managing partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 57% of the limited partner interests in the Apollo Operating Group.
(3)	Through BRH Holdings, L.P., our managing partners indirectly beneficially own through estate planning vehicles limited partner interests in Holdings.
(4)	Holdings owns 64.9% of the limited partner interests in each Apollo Operating Group entity. The Apollo Operating Group units held by Holdings are exchangeable for Class A shares. Our managing partners, through their interests in BRH and Holdings, beneficially own 57% of the Apollo Operating Group units. Our contributing partners, through their ownership interests in Holdings, beneficially own 7.9% of the Apollo Operating Group units.
(5)	BRH is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.
(6)	Represents 35.1% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment

During the third quarter of 2012, global equity and credit markets improved with the assistance of continued low interest rate policies and other non-traditional monetary actions. Against this backdrop, Apollo was able to generate realizations for our fund investors during the third quarter, which we believe is a great example of our flexibility in adapting to changing market conditions. Apollo’s fundraising activities also continued at a strong pace, as evidenced by the $1.5 billion of new capital that was raised during the third quarter as institutional investors continued to turn to alternative investment managers for more attractive risk-adjusted returns in a low rate environment.

Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its investors by focusing on opportunities that management believes are often overlooked by other investors. Apollo’s expertise in credit and its focus on nine core industry sectors combined with more than 20 years of investment experience have allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors cover chemicals, commodities, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

From the beginning of the third quarter of 2007 and through September 30, 2012, we have deployed approximately $34.2 billion of gross invested capital across our private equity and certain credit funds, focused on control, distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through September 30, 2012, the funds managed by Apollo have acquired approximately $17.6 billion in face value of distressed debt at discounts to par value and purchased approximately $40.2 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased many of these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.

Since the financial crisis in 2008, Apollo has relied on its deep industry, credit and financial structuring experience, coupled with its strengths as a value-oriented, distressed investor, to deploy significant amounts of new capital. In addition, Apollo has been relying on its restructuring and credit experience to work proactively with its funds’ portfolio company management teams to generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value. For example, as of September 30, 2012, Fund VI and its underlying portfolio companies purchased or retired approximately $19.8 billion in face value of debt and captured approximately $9.8 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. In certain situations, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions. Additionally, the portfolio companies of Fund VI have implemented approximately $3.3 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through September 30, 2012, which we believe will positively impact their operating profitability.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary period, our private equity funds have invested $26.9 billion, of which $16.0 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.2x, 7.7x and 6.6x, respectively as of September 30, 2012.

Managing Business Performance

We believe that the presentation of Economic Net Income (Loss) supplements a reader’s understanding of the economic operating performance of each segment.

Economic Net Income (Loss)

ENI is a measure of profitability and does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of Apollo Operating Group units (“AOG Units”), (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and variable interest entities (“VIEs”) that are included in the condensed consolidated financial statements. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to equity-based compensation awarded in connection with our 2007 Reorganization provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.

During the fourth quarter of 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, credit and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, a reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the three and nine months ended September 30, 2011:

	Impact of Modification on ENI
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
For the three months ended September 30, 2011	$(5,929)	$(9,914)	$(2,654)	$(18,497)
For the nine months ended September 30, 2011	(15,877)	(23,765)	(6,669)	(46,311)

During the third quarter of 2012, the Company changed the name of its capital markets business segment to the credit segment. The Company believes this new name provides a more accurate description of the types of assets which are managed within this segment. In addition, this segment name change is consistent with the Company’s management reporting and organizational structure, as well as the manner in which resource deployment and compensation decisions are made.

ENI is a key performance measure used for understanding the performance of our operations from period to period and although not every company in our industry defines these metrics in precisely the same way that we do, we believe that this metric, as we use it, facilitates comparisons with other companies in our industry. We use ENI to evaluate the performance of our private equity, credit and real estate segments as management believes the amount of management fees, advisory and transaction fees and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

(iv)	Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies, which is expected to be a recurring item and represents the aggregate of the income or loss that is not owned by the Company.

We believe that ENI is helpful for an understanding of our business and that shareholders should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP.

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

•

Carried interest income, management fees and other revenues from Apollo funds are reflected on an unconsolidated basis. As such, ENI excludes the Non-Controlling Interests in consolidated funds, which remain consolidated in our condensed consolidated financial statements. Management views the business as an alternative investment management firm and therefore assesses performance using the combined total of carried interest income and management fees from each of our funds. One exception is the Non-Controlling Interest related to certain individuals who receive an allocation of income from certain of our credit management companies, which is deducted from ENI to better reflect the performance attributable to shareholders.

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

Assets Under Management

Assets Under Management, or AUM, refers to the investments we manage or with respect to which we have control. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments plus non-recallable capital to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our credit funds, other than certain senior credit funds, which are structured as collateralized loan obligations (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations) or certain collateralized loan obligation (“CLOs”) and collateralized debt obligation (“CDOs”) credit funds that have a fee generating basis other than mark-to-market asset values, plus used or available leverage and/or capital commitments;

(iii)	the gross asset values or net asset value of our real estate entities and the structured portfolio vehicle investments included within the funds we manage, which includes the leverage used by such structured portfolio vehicles;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

The table below displays fee-generating and non-fee generating AUM by segment as of September 30, 2012 and 2011 and December 31, 2011. The changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of September 30,			As of December 31,
	2012		2011	2011
	(in millions)
Total Assets Under Management	$109,702	(1)	$65,085	$75,222
Fee-generating	77,676		49,651	58,121
Non-fee generating	32,026	(1)	15,434	17,101

Private Equity	38,983		34,779	35,384
Fee-generating	28,146		27,786	28,031
Non-fee generating	10,837		6,993	7,353

Credit	60,107		22,406	31,867
Fee-generating	45,302		18,507	26,553
Non-fee generating	14,805		3,899	5,314

Real Estate	8,129		7,900	7,971
Fee-generating	4,228		3,358	3,537
Non-fee generating	3,901		4,542	4,434

(1)	Includes $2.5 billion of commitments that have yet to be deployed to an Apollo fund within our three segments.

During the nine months ended September 30, 2012, our total fee-generating AUM increased primarily due to increases in other inflows/acquisitions in credit and subscriptions/capital raised across our three segments. The fee-generating AUM of our credit funds increased during the nine months ended September 30, 2012 primarily due to the acquisition of Stone Tower, as well as increased subscriptions/capital raised and leverage. The fee-generating AUM of our real estate segment increased primarily due to additional subscriptions and net segment transfers from other segments partially offset by distributions. The fee-generating AUM of our private equity funds increased primarily due to subscriptions, income and movements between fee generating and non-fee generating AUM offset by distributions.

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

With respect to our private equity funds and certain of our credit and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to carried interest on the realized gains on the disposition of investments. Certain funds may have current fair values below invested capital, however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders’ equity as defined in the respective management agreements. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. With respect to ARI and AMTG, both of which are publicly traded on the New York Stock Exchange, we receive management fees on stockholders’ equity as defined in the respective management agreements. As of September 30, 2012, our total fee-generating AUM was comprised of approximately 91% of assets that earned management fees and the remaining balance of assets earned monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of September 30, 2012 and 2011 are presented below:

	As of September 30, 2012
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$15,427		$4,152		$265		$19,844
Fee-generating AUM based on invested capital	8,070		3,262		1,848		13,180
Fee-generating AUM based on gross/adjusted assets	881		28,267		1,861	(4)	31,009
Fee-generating AUM based on leverage(1)	3,768		3,245		—		7,013
Fee-generating AUM based on NAV	—		6,376		254		6,630

Total Fee-Generating AUM	$28,146	(2)	$45,302	(3)	$4,228		$77,676

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2012 was 67 months.
(3)	The fee-generating AUM for the credit funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

	As of September 30, 2011
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,589		$2,501		$281		$17,371
Fee-generating AUM based on invested capital	8,516		2,898		1,845		13,259
Fee-generating AUM based on gross/adjusted assets	941		7,573		1,005	(4)	9,519
Fee-generating AUM based on leverage(1)	3,740		3,544		—		7,284
Fee-generating AUM based on NAV	—		1,991		227		2,218

Total Fee-Generating AUM	$27,786	(2)	$18,507	(3)	$3,358		$49,651

(1)	Monitoring fees are normally based on the total value of certain special purpose vehicle investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2011 was 66 months.
(3)	The fee-generating AUM for the credit funds has no concentration across the investment strategies.
(4)	The fee-generating AUM for our real estate entities is based on an adjusted equity amount as specified by the respective management agreements.

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our private equity segment by strategy:

	Total AUM			Fee Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Traditional Private Equity Funds	$36,966	$33,143	$33,671	$26,288	$26,440	$26,425
ANRP	898	303	561	896	300	559
AAA	1,119	1,333	1,152	962	1,046	1,047

Total	$38,983	$34,779	$35,384	$28,146	$27,786	$28,031

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our credit segment by strategy:

	Total AUM			Fee Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Distressed and Event-Driven Hedge Funds	$1,909	$2,055	$1,867	$1,832	$1,940	$1,783
Mezzanine Funds	4,023	3,909	3,904	3,083	3,249	3,229
Senior Credit Funds	17,002	11,414	15,405	12,090	8,695	11,931
Non-Performing Loan Fund	5,251	1,746	1,935	3,309	1,689	1,636
Other(1)	31,922	3,282	8,756	24,988	2,934	7,974

Total	$60,107	$22,406	$31,867	$45,302	$18,507	$26,553

(1)	Includes strategic investment accounts and investments managed by Athene Asset Management LLC and investments held by Stone Tower funds/CLOs.

The following table presents total Assets Under Management and Fee-Generating Assets Under Management amounts for our real estate segment by strategy:

	Total AUM			Fee Generating AUM
	As of September 30,		As of December 31	As of September 30,		As of December 31,
	2012	2011	2011	2012	2011	2011
	(in millions)
Fixed Income	$4,347	$3,908	$4,042	$2,006	$1,153	$1,411
Equity	3,782	3,992	3,929	2,222	2,205	2,126

Total	$8,129	$7,900	$7,971	$4,228	$3,358	$3,537

The following tables summarize changes in total AUM and total AUM for each of our segments for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011(1)	2012		2011(1)
	(in millions)
Change in Total AUM:
Beginning of Period	$104,893 (2)	$71,714	$75,222		$67,551
Income (Loss)	3,616	(8,395)	8,453		(4,096)
Subscriptions/Capital raised	1,538	1,054	8,130		2,940
Other inflows/Acquisitions	—	1,396	19,928		1,396
Distributions	(2,367)	(645)	(5,950)		(3,782)
Redemptions	(283)	(156)	(1,036)		(295)
Leverage	2,305	117	4,955		1,371

End of Period	$109,702 (2)	$65,085	$109,702	(2)	$65,085

Change in Private Equity AUM:
Beginning of Period	$38,228	$40,430	$35,384		$38,799
Income (Loss)	2,017	(5,829)	5,765		(3,159)
Subscriptions/Capital raised	247	157	275		157
Distributions	(1,438)	(202)	(3,016)		(2,411)
Net segment transfers	110	64	267		228
Leverage	(181)	159	308		1,165

End of Period	$38,983	$34,779	$38,983		$34,779

Change in Credit AUM:
Beginning of Period	$56,108	$23,684	$31,867		$22,283
Income (Loss)	1,346	(2,454)	2,281		(1,208)
Subscriptions/Capital raised	1,207	741	4,335		2,546
Other inflows/Acquisitions	—	1,396	19,928		1,396
Distributions	(633)	(344)	(1,878)		(965)
Redemptions	(283)	(156)	(763)		(295)
Net segment transfers	(99)	(469)	(738)		(1,226)
Leverage	2,461	8	5,075		(125)

End of Period	$60,107	$22,406	$60,107		$22,406

Change in Real Estate AUM:
Beginning of Period	$7,861	$7,600	$7,971		$6,469
Income (Loss)	253	(112)	407		271
Subscriptions/Capital raised	84	156	473		237
Distributions	(296)	(99)	(1,056)		(406)
Redemptions(3)	—	—	(273	)(3)	—
Net segment transfers	202	405	1,035		998
Leverage	25	(50)	(428)		331

End of Period	$8,129	$7,900	$8,129		$7,900

(1)	Reclassified to conform to current period’s presentation.
(2)	Includes $2.7 billion and $2.5 billion of commitments that have yet to be deployed to an Apollo fund within our three segments at the end of the second quarter and third quarter of 2012, respectively.
(3)	Includes $273 million of released unfunded commitments primarily related to two legacy CPI real estate funds that were past their investment periods.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of our segments for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$77,449	$48,851	$58,121	$47,037
Income (Loss)	352	(1,535)	641	(541)
Subscriptions/Capital raised	1,328	1,041	4,351	1,870
Other inflows/Acquisitions	—	1,396	17,576	1,396
Distributions	(966)	(148)	(2,420)	(600)
Redemptions	(278)	(137)	(738)	(255)
Net movements between Fee Generating and Non-Fee Generating	72	150	(546)	250
Leverage	(281)	33	691	494

End of Period	$77,676	$49,651	$77,676	$49,651

Change in Private Equity Fee-Generating AUM:
Beginning of Period	$27,754	$27,729	$28,031	$27,874
(Loss) Income	(2)	(152)	132	(180)
Subscriptions/Capital raised	240	151	268	151
Distributions	(365)	(22)	(716)	(256)
Net segment transfers	—	(93)	—	(28)
Net movements between Fee Generating and Non-Fee Generating	121	150	360	150
Leverage	398	23	71	75

End of Period	$28,146	$27,786	$28,146	$27,786

Change in Credit Fee-Generating AUM:
Beginning of Period	$45,509	$18,064	$26,553	$16,484
Income (Loss)	320	(1,319)	449	217
Subscriptions/Capital raised	1,028	736	3,809	1,477
Other inflows/Acquisitions	—	1,396	17,576	1,396
Distributions	(418)	(39)	(1,322)	(270)
Redemptions	(278)	(137)	(738)	(255)
Net segment transfers	(129)	(204)	(718)	(530)
Net movements between Fee Generating and Non-Fee Generating	(51)	—	(927)	—
Leverage	(679)	10	620	(12)

End of Period	$45,302	$18,507	$45,302	$18,507

Change in Real Estate Fee-Generating AUM:
Beginning of Period	$4,186	$3,058	$3,537	$2,679
Income (Loss)	34	(64)	60	(578)
Subscriptions/Capital raised	60	154	274	242
Distributions	(183)	(87)	(382)	(74)
Net segment transfers	129	297	718	558
Net movements between Fee Generating and Non-Fee Generating	2	—	21	100
Leverage	—	—	—	431

End of Period	$4,228	$3,358	$4,228	$3,358

Private Equity

During the three months ended September 30, 2012, the AUM in our private equity segment increased by $0.8 billion, or 2.0%. This increase was primarily a result of income of $2.0 billion attributable to improved unrealized gains in our private equity funds, including $1.8 billion from Fund VII. Also contributing to this increase was an additional $0.2 billion in subscriptions from AION Capital Partners Limited (“AION”), and additional subscriptions from Apollo Natural Resources Partners (“ANRP”). Partially offsetting this increase was $1.4 billion in distributions, including $0.8 billion from Fund VII and $0.5 billion from Fund V.

During the three months ended September 30, 2011, the AUM in our private equity segment decreased by $5.7 billion, or 14.0%. This decrease was a result of $5.8 billion of losses that were primarily attributable to unrealized losses in our private equity funds, including $3.1 billion and $2.2 billion in Fund VI and Fund VII, respectively. Also contributing to the decrease was an additional $0.2 billion in distributions, primarily from Fund VI and VII. Partially offsetting this decrease was $0.2 billion in subscriptions.

During the nine months ended September 30, 2012, the AUM in our private equity segment increased by $3.6 billion, or 10.2%. This increase was primarily a result of income of $5.8 billion attributable to improved unrealized gains in our private equity funds, including $3.4 billion from Fund VII. In addition, also contributing to this increase was an additional $0.3 billion in subscriptions from AION and ANRP. Offsetting this increase was $3.0 billion in distributions, including $1.5 billion from Fund VII and $0.9 billion from Fund VI.

During the nine months ended September 30, 2011, the AUM in our private equity segment decreased by $4.0 billion, or 10.4%. This decrease was a result of $3.2 billion of losses that were primarily attributable to unrealized losses in our private equity funds, including $1.9 billion in Fund VI and $1.2 billion in Fund VII. In addition, there were distributions of $2.4 billion, including $0.8 billion from Fund VII and $0.7 billion each in Fund IV and Fund VI, respectively. Partially offsetting this decrease was $1.2 billion in leverage, primarily from Fund VII with $0.9 billion and subscriptions of $0.2 billion.

Credit

During the three months ended September 30, 2012, AUM in our credit segment increased by $4.0 billion, or 7.1%. This increase was primarily attributable to an increase in leverage of $2.5 billion, mostly driven by AMTG, and additional subscriptions of $1.2 billion, including $0.4 billion each by AMTG and EPF II. The increase was also a result of $1.3 billion of income attributable to improved unrealized gains in our credit funds, including $0.5 billion from COF I. This increase was partially offset by $0.6 billion of distributions, including a total of $0.3 billion from COF I and COF II.

During the three months ended September 30, 2011, AUM in our credit segment decreased by $1.3 billion, or 5.4%. This decrease was primarily attributable to $2.5 billion in unrealized losses in our credit funds, primarily attributable to lower investment valuations, including $0.8 billion in COF I, and $0.3 billion each in COF II and AINV. The decrease was also due to $0.5 billion in distributions and redemptions, primarily from EPF I. Partially offsetting this decrease was $2.1 billion in subscriptions and acquisitions, primarily relating to the acquisition of management agreements for Athene Asset Management and a new managed account.

During the nine months ended September 30, 2012, AUM in our credit segment increased by $28.2 billion, or 88.6%. This increase was primarily attributable to $19.9 billion in acquisitions, including $18.5 billion related to Stone Tower, and $5.1 billion in increased leverage, including $3.4 billion from AMTG. The increase was also a result of $4.3 billion of additional subscriptions, including $2.1 billion by EPF II, $0.6 billion by Apollo Centre Street Partnership, L.P. (“ACSP”) and $0.4 billion by AMTG. This increase was partially offset by $1.9 billion of distributions, including $0.8 billion from COF I and COF II and $0.2 billion from EPF I.

During the nine months ended September 30, 2011, AUM in our credit segment decreased by $0.1 billion, or 0.6%. This decrease was attributable to $1.2 billion of losses that were primarily attributable to unrealized losses in our credit funds, including $0.6 billion, $0.3 billion and $0.2 billion in COF I, COF II and AINV, respectively, and distributions and redemptions of $1.3 billion, including $0.3 billion and $0.2 billion to EPF and COF II, respectively, and $0.1 billion each for AINV, AIE I, CLF and COF I. Offsetting this increase was $3.9 billion of subscriptions and acquisitions, primarily due to the acquisition of management agreements for Athene Asset Management and managed accounts.

Real Estate

During the three months ended September 30, 2012, AUM in our real estate segment increased by $0.3 billion, or 3.4%. This increase was primarily a result of income of $0.3 billion attributable to improved unrealized gains in our real estate funds, including $0.1 billion from the CPI Funds. In addition, also contributing to this increase was $0.2 billion in net transfers from other segments and $0.1 billion of additional capital raised by ARI. Offsetting this increase was $0.3 billion in distributions, including $0.2 billion from the CPI Funds.

During the three months ended September 30, 2011, AUM in our real estate segment increased by $0.3 billion, or 3.9%. This increase was primarily attributable to net segment transfers from other segments of $0.4 billion. Also contributing to this increase was $0.2 billion in additional subscriptions, including $0.1 billion from AGRE Debt Fund I, LP. Partially offsetting this increase was $0.1 billion of losses primarily attributable to unrealized losses in our real estate funds and $0.1 billion of distributions.

During the nine months ended September 30, 2012, AUM in our real estate segment increased by $0.2 billion, or 2.0%. This increase was primarily a result of $1.0 billion in net transfers from other segments and additional subscriptions of $0.5 billion, including $0.2 billion from a real estate investment. In addition, also contributing to this increase was income of $0.4 billion attributable to improved unrealized gains in our real estate funds, including $0.2 billion from the CPI Funds. Partially offsetting this increase was of $1.1 billion in distributions, including $0.8 billion from the CPI Funds.

During the nine months ended September 30, 2011, AUM in our real estate segment increased by $1.4 billion, or 22.1%. This increase was primarily attributable to net segment transfers from other segments of $1.0 billion. Also impacting this change was an increase in leverage of $0.3 billion, primarily for the AGRE CMBS Accounts. In addition, there was $0.3 billion of income that was primarily attributable to improved unrealized gains in our real estate funds. This increase was offset by $0.4 billion of distributions.

See “Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, credit and real estate segments had on our revenues by segment.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Private equity dollars invested	$78	$757	$2,719	$2,124

The following table summarizes the uncalled private equity commitments as of September 30, 2012, December 31, 2011 and September 30, 2011:

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2011
	(in millions)
Uncalled private equity commitments	$7,105	$8,204	$9,376

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

•	our track record with respect to our credit and real estate funds is relatively short as compared to our private equity funds;

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2012, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2012. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares,” in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012.

Investment Record

Private Equity

The following table summarizes the investment record of our private equity fund portfolios. All amounts are as of September 30, 2012, unless otherwise noted:

	Vintage Year	Committed Capital	Total Invested Capital	Committed Capital Less Unfunded Commitments	Realized	Unrealized(1)	Total Value	As of September 30, 2012				As of December 31, 2011
								Gross IRR		Net IRR		Gross IRR		Net IRR
	($ in millions)
ANRP(2)	2012	$915	$195	$216	$—	$189	$189	NM	(2)	NM	(2)	N/A		N/A
Fund VII	2008	14,676	13,188	10,009	8,134	13,508	21,642	35%		26%		31%		22%
Fund VI	2006	10,136	11,807	9,065	5,422	10,435	15,857	9		8		6		5
Fund V	2001	3,742	5,192	3,742	11,602	1,168	12,770	61		44		61		44
Fund IV	1998	3,600	3,481	3,600	6,757	53	6,810	12		9		12		9
Fund III	1995	1,500	1,499	1,500	2,654	43	2,697	18		11		18		12
Fund I, II & MIA(3)	1990/92	2,220	3,773	2,220	7,924	—	7,924	47		37		47		37

Totals		$36,789	$39,135	$30,352	$42,493	$25,396	$67,889	39	%(4)	25	%(4)	39	%(4)	25	%(4)

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	Apollo Natural Resources Partners, L.P. (“ANRP”) commenced investing capital less than 24 months prior to the period indicated. Given the limited investment period and overall longer investment period for private equity funds, the return information was deemed not meaningful.

(3)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III were excluded assets in connection with the 2007 Reorganization of Apollo Global Management, LLC. As a result, Apollo Global Management, LLC did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with our managing partners and other investment professionals.
(4)	Total IRR is calculated based on total cash flows for all funds presented.

The following table summarizes the investment record for distressed investments made in our private equity fund portfolios since the Company’s inception. All amounts are as of September 30, 2012:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,059	$14,149	29%
Non-Control Distressed	5,954	7,936	73%

Total	$11,013	$22,085	49%

Buyout Equity, Portfolio Company Debt and Other	28,122	45,804	21%

Total	$39,135	$67,889	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

The following tables provide additional detail on the composition of our Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of September 30, 2012.

Fund VII

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$8,271	$14,282
Other Credit & Classic Distressed	4,917	7,360

Total	$13,188	$21,642

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$9,661	$12,518
Other Credit & Classic Distressed	2,146	3,339

Total	$11,807	$15,857

Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,811
Classic Distressed	780	959

Total	$5,192	$12,770

Credit

The following table summarizes the investment record for certain funds with a defined maturity date and internal rate of return since inception, which is computed for the purposes of this table based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of September 30, 2012, unless otherwise noted:

								As of September 30, 2012				As of December 31, 2011
	Strategy	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
ACRF II(2)	Other	2012	85.2	68.2	1.4	75.3	76.7	NM	(4)	NM	(4)	NM	(4)	NM	(4)
EPF II(3)(5)	Non-Performing	2012	2,562.0	134.4	11.0	140.2	151.2	NM	(4)	NM	(4)	NM	(4)	NM	(4)
FCI(3)	Other	2012	558.8	322.7	15.0	318.1	333.1	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AESI(3)(5)	Senior Credit	2011	457.1	331.5	115.2	249.2	364.4	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AEC(3)	Senior Credit	2011	270.3	146.5	65.3	111.5	176.8	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AIE II(5)	Mezzanine	2008	265.5	822.9	873.5	327.5	1,201.0	19.3%		15.5%		18.2%		14.2%
COF I	Senior Credit	2008	1,484.9	1,611.3	1,387.2	2,426.8	3,814.0	30.2		27.2		25.0		22.4
COF II	Senior Credit	2008	1,583.0	2,176.4	1,598.6	1,398.9	2,997.5	14.0		11.7		10.3		8.5
EPF I(5)	Non-Performing	2007	1,665.2	1,842.9	1,157.2	1,276.3	2,433.5	18.5		11.2		16.6		8.8
ACLF	Senior Credit	2007	984.0	1,448.5	1,804.6	319.7	2,124.3	11.9		11.1		10.1		9.2
Artus	Senior Credit	2007	106.6	190.1	74.1	139.8	213.9	4.7		4.6		3.6		3.4

Totals			$10,022.6	$9,095.4	$7,103.1	$6,783.3	$13,886.4

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Structured Credit Recovery Master Fund II, Ltd. (“ACRF II”). Apollo became the manager of this fund upon completing the acquisition on April 2, 2012.
(3)	Apollo European Principal Finance Fund II, L.P. (“EPF II”), Apollo European Strategic Investment, L.P. (“AESI”) and Apollo European Credit Master Fund, L.P. (“AEC”) were launched during 2011 and have not established their vintage year. Financial Credit Investment I, L.P. (“FCI”) had its final capital raise in 2012, establishing its vintage year.
(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(5)	Certain funds are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.29 as of September 30, 2012.

The following table summarizes the investment record for certain funds with no maturity date, except AP Investment Europe Limited (“AIE I”), which is winding down and is therefore expected to have a finite life. All amounts are as of September 30, 2012, unless otherwise noted:

					Net Return
	Strategy	Vintage Year	Current Net Asset Value as of September 30, 2012		Since Inception to September 30, 2012		For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011		Since Inception to December 31, 2011		For the Year Ended December 31, 2011
			(in millions)
ACSF(2)	Other	2011	161.2		NM	(1)	NM	(1)	NM	(1)	NM	(1)	NM	(1)
STCS(2)	Other	2010	92.6		NM	(1)	NM	(1)	NM	(1)	NM	(1)	NM	(1)
ACF (2)	Other	2005	1,632.1		NM	(1)(2)	NM	(1)(2)	NM	(1)(2)	NM	(1)(2)	NM	(1)(2)
ACSP(1)(3)	Senior Credit	2012	201.7		NM	(1)	NM	(1)	N/A		NM	(1)	NM	(1)
AMTG(1)(4)	Other	2011	691.4	(4)	NM	(1)	NM	(1)	N/A		NM	(1)	NM	(1)
AFT(1)(5)	Senior Credit	2011	292.6		NM	(1)	NM	(1)	NM	(1)	NM	(1)	NM	(1)
AAOF	Distressed and Event Driven	2007	60.8		(1.0)%		(7.8)%		(4.8)		7.4%		(7.3)%
SOMA(6)	Distressed and Event Driven	2007	830.7		43.6		14.1		(11.1)		25.9		(10.5)
AIE I(7)	Mezzanine Fund	2006	5.4		(57.4)		(0.5)		3.5		(50.0)		(4.4)
AINV(8)	Mezzanine Fund	2004	1,715.5		49.2		11.8		(8.7)		34.1		(5.1)
Value Funds(9)	Distressed and Event Driven	2003/2006	797.9		65.2		10.1		(10.7)		50.0		(9.6)

Totals			$6,481.9

(1)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(2)	As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”), Stone Tower Credit Solutions Master Fund Ltd. (“STCS”), and Apollo Credit Master Fund Ltd (“ACF”). As of September 30, 2011, the net IRR from inception for ACF was (10.1)%, which was primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.
(3)	Apollo Centre Street Partnership, L.P. (“ACSP”) is a strategic investment account with $615.0 million of committed capital.
(4)	In July 2011, Apollo Residential Mortgage, Inc. (“AMTG”) completed its initial public offering raising approximately $203.0 million in net proceeds.
(5)	The Apollo Senior Floating Rate Fund Inc. (“AFT”) completed its initial public offering during the first quarter of 2011. Refer to www.agmfunds.com for the most recent financial information on AFT.
(6)	SOMA’s NAV and returns are for the primary mandate, which follows similar strategies as the Value Funds and excludes SOMA’s investments in other Apollo funds.
(7)	Fund is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.29 as of September 30, 2012.
(8)	Net return for AINV represents NAV return including reinvested dividends.
(9)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds (“SVF”) and Apollo Value Investment Master Fund, L.P., together with its feeder funds (“VIF”).

Real Estate

The following table summarizes the investment record for certain funds with a defined maturity date and internal rate of return since inception, which for the purposes of this table is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of September 30, 2012, unless otherwise noted.

												As of September 30, 2012				As of December 31, 2011
	Vintage Year	Raised Capital	Current Net Asset Value	Total Invested Capital		Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
AGRE U.S. Real Estate Fund, L.P(2)(3)	2012	$785.2	$136.4	$142.7		$—		$142.1		$142.1		NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE Debt Fund I, LP(2)	2011	155.5	155.7	155.0		—		155.0		155.0		NM	(2)	NM	(2)	NM	(2)	NM	(2)
2011 A4 Fund, L.P.(2)	2011	234.7	241.4	930.8		—		960.2		960.2		NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE CMBS Fund, L.P.	2009	418.8	168.2	1,572.9		—		701.3		701.3		14.0%		11.6%		NM	(2)	NM	(2)
CPI Capital Partners North America(4)	2006	600.0	132.3	451.9		240.5		102.5		343.0		NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Capital Partners Asia Pacific(4)	2006	1,291.6	424.5	1,113.3		1,054.3		420.8		1,475.1		NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Capital Partners Europe(4)(5)	2006	1,494.2	468.7	951.6		67.0		457.8		524.8		NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Other	Various	3,175.5	993.2	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	NM	(6)	NM	(6)	NM	(4)	NM	(4)

Totals		$8,155.5	$2,720.4	$5,318.2		$1,361.8		$2,939.7		$4,301.5

(1)	Figures include estimated fair value of unrealized investments.
(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(3)	AGRE U.S. Real Estate Fund, L.P., a newly formed closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011, June 2011 and April 2012 for a total of $263.2 million in base capital commitments and $450 million in additional capital commitments. Additionally, there was $72.0 million of co-invest commitments raised for an investment in the first quarter of 2012, which is included in the figures in the table above.
(4)	As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The net IRRs from the inception of the respective fund to September 30, 2012 were (10.3)%, 6.0% and (13.8)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.
(5)	CPI Capital Partners Europe is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.29 as of September 30, 2012.
(6)	CPI Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Return and certain other performance data is therefore not considered meaningful as we perform primarily an administrative role.

Apollo also manages Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI), which as of September 30, 2012 had total raised capital and total stockholders’ equity of $440.4 million and $427.4 million, respectively.

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

The following table provides a summary of the cost and fair value of our funds’ investments by segment:

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2011
	(in millions)
Private Equity:
Cost	$16,386	$15,956	$15,141
Fair Value	25,353	20,700	19,093

Credit:
Cost	15,978	10,917	10,272
Fair Value	17,460	11,696	10,004

Real Estate:
Cost	3,883	4,791	4,798
Fair Value	3,550	4,344	4,279

Overview of Results of Operations

Revenues

Advisory and Transaction Fees from Affiliates. As a result of providing advisory services with respect to actual and potential private equity and credit investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain special purpose vehicle investments. Under the terms of the limited partnership agreements for certain of our private equity and credit funds, the advisory and transaction fees earned are subject to a reduction of a percentage of such advisory and transaction fees (the “Management Fee Offsets”).

The Management Fee Offsets are calculated for each fund as follows:

•	65%-80% for private equity funds gross advisory, transaction and other special fees;

•	65%-80% for certain credit funds gross advisory, transaction and other special fees; and

•	100% for certain other credit funds gross advisory, transaction and other special fees.

These offsets are reflected as a decrease in advisory and transaction fees from affiliates on our condensed consolidated statements of operations.

Additionally, in the normal course of business, the management companies incur certain costs related to private equity funds (and certain credit funds) transactions that are not consummated, or “broken deal costs.” A portion of broken deal costs related to certain of our private equity funds, up to the total amount of advisory and transaction fees, are reimbursed by the unconsolidated funds (through reductions of the Management Fee Offsets described above), except for Fund VII and certain of our credit funds which initially bear all broken deal costs and these costs are factored into the Management Fee Offsets.

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

As of September 30, 2012, approximately 74% of the fair value of our fund investments was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 26% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of September 30, 2012 was 64%, 86% and 49%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest”, in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 29, 2012 for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our credit funds have various carried interest rates and hurdle rates. Certain credit and real estate funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain credit and certain real estate funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The accrual for potential repayment of previously received carried interest income represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. This actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

The table below presents an analysis of our (i) carried interest receivable as of September 30, 2012 and (ii) realized and unrealized carried interest (loss) income for our combined segments for the three and nine months ended September 30, 2012:

	As of September 30, 2012		For the Three Months Ended September 30, 2012				For the Nine Months Ended September 30, 2012
	Carried Interest Receivable		Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$1,007.9		$237.2		$116.4	$353.6	$539.1		$167.6	$706.7
Fund VI	—		(26.4	)(2)	36.2	9.8	(94.9	)(2)	141.7	46.8
Fund V	125.4		(58.8)		33.4	(25.4)	0.4		33.4	33.8
Fund IV	12.1		(1.0)		0.0	(1.0)	(5.8)		0.8	(5.0)
Other (AAA, Stanhope)	24.0		1.4		2.2	3.6	1.9		10.2	12.1

Total Private Equity Funds	1,169.4		152.4		188.2	340.6	440.7		353.7	794.4

Credit Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	16.9		14.0	(2)	0.6	14.6	18.4	(2)	0.6	19.0
Mezzanine Funds (AIE II, AINV)	15.0		5.4		9.7	15.1	10.3		28.5	38.8
Non-Performing Loan Fund (EPF)	88.1		19.4		—	19.4	34.0		—	34.0
Senior Credit Funds (COF I, COF II, ACLF, AEC, AESI, CLOs)	279.8		99.4		32.8	132.2	189.0		66.1	255.1
Stone Tower Funds/CLOs	39.4		43.6		0.7	44.3	61.7		1.2	62.9
Sub-Advisory Arrangements	12.8		5.2		7.5	12.7	5.2		9.7	14.9

Total Credit Funds	452.0		187.0		51.3	238.3	318.6		106.1	424.7

Real Estate Funds:
CPI Other	6.5		4.8		—	4.8	6.4		4.3	10.7

Total Real Estate Funds	6.5		4.8		—	4.8	6.4		4.3	10.7

Total	$1,627.9	(1)	$344.2		$239.5	$583.7	$765.7		$464.1	$1,229.8

(1)	There was a corresponding profit sharing payable of $825.6 million as of September 30, 2012 that results in a net carried interest receivable amount of $802.3 million as of September 30, 2012. Included within profit sharing payable are contingent consideration obligations of $134.5 million.
(2)	See the table summarizing the fair value gains on investments and income needed to generate carried interest for funds and the related general partner obligation to return previously distributed carried interest income.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of September 30, 2012. As of September 30, 2012, Fund VII, Fund V and Fund IV were each above their hurdle rate of 8% and generating carried interest income. The investment manager of AINV accrues carried interest as it is realized. Additionally, COF I, COF II, ACLF, AESI, EPF I and ACRF II were each above their hurdle rates or preferred return of 8.0%, 7.5%, 10.0%, 8.0%, 8.0% and 8.0%, respectively, and generating carried interest income.

The general partners of certain of our distressed and event-driven hedge funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. All of our distressed and event-driven hedge funds have investors with various high water marks and are subject to market conditions and investment performance. As of September 30, 2012, approximately 34.1% of the limited partners’ capital in the Value Funds was generating carried interest income.

Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. General partner obligations relating to such contingent repayment, if applicable, are disclosed by fund in the table below and are included in due to affiliates on the condensed consolidated statements of financial condition. As of September 30, 2012, there were no such general partner obligations related to our real estate funds. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception through September 30, 2012:

	Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized	Total Undistributed and Distributed by Fund and Recognized(1)	General Partner Obligation as of September 30, 2012(1)	Maximum Carried Interest Income Subject to Potential Reversal(2)
	(in millions)
Private Equity Funds:
Fund VII	$1,007.9	$491.7	$1,499.6	$—	$1,317.5
Fund VI	—	266.3	266.3	170.2	—
Fund V	125.4	1,311.0	1,436.4	—	205.4
Fund IV	12.1	593.3	605.4	—	27.0
Other (AAA, Stanhope)	24.0	16.4	40.4	—	23.9

Total Private Equity Funds	1,169.4	2,678.7	3,848.1	170.2	1,573.8

Credit Funds:
Distressed and Event-Driven Hedge Funds (Value Funds, SOMA, AAOF)	16.9	150.0	166.9	3.9	16.9
Mezzanine Funds (AIE II)(3)	5.4	25.2	30.6	—	30.6
Non-Performing Loan Fund (EPF I)	88.1	—	88.1	—	88.1
Senior Credit Funds (COF I/COF II, ACLF, AESI, CLOs)(4)	303.5	184.9	488.4	—	487.8
Stone Tower Funds/CLOs(4)	138.4	33.6	172.0	—	136.8
Sub-Advisory Arrangements	12.8	2.2	15.0	—	12.8

Total Credit Funds	565.1	395.9	961.0	3.9	773.0

Real Estate Funds:
CPI Other	6.5	4.3	10.8	—	6.5

Total Real Estate Funds	6.5	4.3	10.8	—	6.5

Total	$1,741.0	$3,078.9	$4,819.9	$174.1	$2,353.3

(1)	Amounts were computed based on the fair value of fund investments on September 30, 2012. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income or fees at September 30, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on September 30, 2012. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for Fund IV which is gross of taxes.
(3)	Mezzanine Funds amounts exclude (i) AINV, as carried interest from this fund is not subject to contingent repayment and (ii) AIE I, as this fund is winding down.
(4)	Undistributed by fund and recognized excludes $23.7 million and $99.0 million of eliminations in consolidation relating to the Senior Credit Funds and the Stone Tower Funds/CLOs, respectively.

The following table summarizes the fair value gains on investments and income to reverse the general partner obligation to return previously distributed carried interest income based on the current fair value of the underlying funds’ investments as of September 30, 2012:

Fund	General Partner Obligation(1)	Fair Value of Investments as of September 30, 2012		Fair Value Gain on Investments and Income to Reverse General Partner Obligation(2)
	(in millions)
Fund VI	$170.2	$10,435.5	(3)	$394.9
SOMA	3.9	1,016.7	(4)	3.9

Total	$174.1	$11,452.2		$398.8

(1)	Based upon a hypothetical liquidation as of September 30, 2012, Apollo has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to this fund. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	The fair value gain on investments and income to reverse the general partner obligation is based on the life-to-date activity of the entire fund and assumes a hypothetical liquidation of the fund as of September 30, 2012.
(3)	Represents fair value of investments.
(4)	Represents net asset value.

Expenses

Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, incentive fee compensation and profit sharing expense associated with the carried interest income earned from private equity funds and credit funds and compensation expense associated with the vesting of non-cash equity-based awards.

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

In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity and certain credit funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity and credit carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification clauses also exist for pre-reorganization realized gains, which, although our Managing Partners and

Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. Refer to note 12 to our condensed consolidated financial statements for further discussion of indemnification.

Salary expense for services rendered by our Managing Partners is limited to $100,000 per year. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years and certain employees were granted RSUs that typically have a vesting period of six years. Managing Partners, Contributing Partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and credit segments and generally vest over three years. In addition, the Company granted share options to certain employees that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over the next two to six years. Refer to note 11 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo primarily includes the 64.9% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximate 97% ownership interest held by limited partners in AAA as of September 30, 2012. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

Results of Operations

Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2012	2011			2012	2011
	(in thousands)				(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$15,149	$16,837	$(1,688)	(10.0%)	$112,162	$59,809	$52,353	87.5%
Management fees from affiliates	147,611	122,666	24,945	20.3	418,115	362,003	56,112	15.5
Carried interest income (loss) from affiliates	549,613	(1,619,083)	2,168,696	NM	1,170,467	(896,174)	2,066,641	NM

Total Revenues	712,373	(1,479,580)	2,191,953	NM	1,700,744	(474,362)	2,175,106	NM

Expenses:
Compensation and benefits:
Equity-based compensation	144,407	288,208	(143,801)	(49.9)	435,387	859,173	(423,786)	(49.3)
Salary, bonus and benefits	64,647	68,433	(3,786)	(5.5)	204,666	204,788	(122)	(0.1)
Profit sharing expense	237,433	(563,255)	800,688	NM	506,308	(275,437)	781,745	NM
Incentive fee compensation	364	(3,876)	4,240	NM	372	2,689	(2,317)	(86.2)

Total Compensation and Benefits	446,851	(210,490)	657,341	NM	1,146,733	791,213	355,520	44.9
Interest expense	7,136	9,790	(2,654)	(27.1)	29,083	30,999	(1,916)	(6.2)
Professional fees	11,490	6,965	4,525	65.0	39,849	37,318	2,531	6.8
General, administrative and other	24,028	16,566	7,462	45.0	66,810	55,675	11,135	20.0
Placement fees	4,292	1,991	2,301	115.6	13,344	3,105	10,239	329.8
Occupancy	9,644	10,391	(747)	(7.2)	27,360	25,542	1,818	7.1
Depreciation and amortization	16,567	6,687	9,880	147.7	37,021	19,635	17,386	88.5

Total Expenses	520,008	(158,100)	678,108	NM	1,360,200	963,487	396,713	41.2

Other Income:
Net gains (losses) from investment activities	20,463	(371,647)	392,110	NM	149,957	(150,407)	300,364	NM
Net losses from investment activities of consolidated variable interest entities	(45,475)	(4,760)	(40,715)	NM	(29,913)	(41)	(29,872)	NM
Income (loss) from equity method investments	40,779	(56,438)	97,217	NM	83,191	(29,242)	112,433	NM
Interest income	3,277	670	2,607	389.1	7,093	1,540	5,553	360.6
Other income (loss), net	8,304	(10,135)	18,439	NM	1,959,669	11,039	1,948,630	NM

Total Other Income (Loss)	27,348	(442,310)	469,658	NM	2,169,997	(167,111)	2,337,108	NM

Income (loss) before income tax provision	219,713	(1,763,790)	1,983,503	NM	2,510,541	(1,604,960)	4,115,501	NM
Income tax (provision) benefit	(21,917)	19,847	(41,764)	NM	(47,127)	7,477	(54,604)	NM

Net Income (Loss)	197,796	(1,743,943)	1,941,739	NM	2,463,414	(1,597,483)	4,060,897	NM
Net (income) loss attributable to Non-Controlling Interests	(115,005)	1,277,017	(1,392,022)	NM	(2,323,966)	1,117,724	(3,441,690)	NM

Net Income (Loss) Attributable to Apollo Global Management, LLC	$82,791	$(466,926)	$549,717	NM	$139,448	$(479,759)	$619,207	NM

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, decreased by $1.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decrease was primarily attributable to a decrease in advisory and transaction fees in the private equity segment of $1.6 million during the period. During the three months ended September 30, 2012, gross and net advisory fees, including directors’ fees, were $37.6 million and $14.4 million, respectively, and gross and net transaction fees were $7.7 million and $2.0 million, respectively. During the three months ended September 30, 2011, gross and net advisory fees, including directors’ fees, were $38.7 million and $13.6 million, respectively, and gross and net transaction fees were $6.2 million and $4.1 million, respectively. The net transaction and advisory fees were further offset by $1.3 million and $0.9 million in broken deal costs during the three months ended September 30, 2012 and 2011, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $24.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to an increase in management fees earned by our credit, private equity and real estate segments by $33.6 million, $3.3 million and $0.3 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period as compared to the same period in 2011. Part of the increase in management fees earned from the credit segment was attributable to $12.3 million of fees earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation.

Carried interest income from affiliates increased by $2,168.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds, primarily Fund VI, Fund VII, COF I, CLF and COF II, which had increased carried interest income of $904.5 million, $772.1 million, $170.8 million, $75.7 million and $73.3 million, respectively, during the three months ended September 30, 2012 as compared to the same period in 2011. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the remainder of funds, which generated increased carried interest income of $172.3 million, during the period. Included in carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million with respect to Fund VI for the three months ended September 30, 2012 and reversal of $14.4 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three months ended September 30, 2012. Included in carried interest (loss) income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $78.0 million, $24.2 million, and $17.6 million for Fund VI, COF II and SOMA, respectively, for the three months and nine months ended September 30, 2011. Part of the increase in carried interest income from affiliates was attributable to $34.2 million of carried interest income earned from consolidated VIEs which are included in the segment results but were eliminated in consolidation during three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs increased by $52.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was primarily attributable to an increase in advisory and transaction fees in the private equity segment of $52.8 million during the period. During the nine months ended September 30, 2012, gross and net advisory fees, including directors’ fees, were $117.2 million and $48.9 million, respectively, and gross and net transaction fees were $121.2 million and $66.0 million, respectively. During the nine months ended September 30, 2011, gross and net advisory fees, including directors’ fees, were $109.1 million and $42.0 million, respectively, and gross and net transaction fees were $39.0 million and $21.2 million, respectively. The net transaction and advisory fees were further offset by $2.7 million and $3.4 million in broken deal costs during the nine months ended September 30, 2012 and 2011, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. Part of the increase in advisory and transaction fees from affiliates was attributable to $0.1 million of advisory and transaction fees earned from the CLO’s which are included in credit segment results but were eliminated in consolidation.

Management fees from affiliates increased by $56.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to an increase in management fees earned by our credit, private equity and real estate segments by $71.2 million, $8.5 million and $4.7 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period as compared to the same period in 2011. Part of the increase in management fees earned from the credit segment was attributable to $28.3 million of fees earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation.

Carried interest income from affiliates increased by $2,066.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds, primarily Fund VII, Fund VI, COF I, COF II and CLF, which had increased carried interest income of $938.7 million, $692.4 million, $196.1 million, $97.3 million and $70.9 million, respectively, during the three months ended September 30, 2012 as compared to the same period in 2011. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the remainder of funds, which generated increased carried interest income of $71.2 million, during the period. Included in carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $94.9 million with respect to Fund VI for the nine months ended September 30, 2012 and reversal of $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the nine months ended September 30, 2012. Included in carried interest income (loss) from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $78.0 million, $24.2 million, and $17.6 million for Fund VI, COF II and SOMA, respectively, for the three months and nine months ended September 30, 2011. Part of the increase in carried interest income from affiliates was attributable to $59.3 million of carried interest income earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during nine months ended September 30, 2012 as compared to the same period in 2011.

Expenses

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Compensation and benefits increased by $657.3 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to an increase in profit sharing expense by $800.7 million driven by an increase in unrealized and realized carried interest income earned from our private equity and credit funds during the period. This increase was partially offset by a decrease in equity-based compensation of $143.8 million, specifically the amortization of AOG Units decreased by $142.0 million due to the expiration of the vesting period for certain Managing Partners, along with a decrease in equity-based compensation relating to RSUs and share options of $2.0 million due to additional grants during the three months ended September 30, 2011. Included in profit sharing expense, as discussed below, is $18.8 million and $6.0 million of expense related to the Incentive Pool for the three months ended September 30, 2012 and 2011, respectively.

The Company intends to, over time, seek to more directly tie compensation of its professionals to realized performance of the Company’s business, which will likely result in greater variability in compensation. As previously disclosed, in June 2011, the Company adopted a performance based incentive arrangement (the “Incentive Pool”) whereby certain partners and employees earned discretionary compensation based on carried interest realizations earned by the Company during the year, which amounts are reflected as profit sharing expense in the Company’s condensed consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the Executive Committee of the Company’s manager determines that allocations of realized carried interest income are not sufficient to compensate individuals, which may result in an increase in compensation and benefits expense.

Interest expense decreased by $2.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to lower interest expense incurred of $2.1 million during the three months ended September 30, 2012 with respect to the expiration of the interest rate swap associated with the AMH Credit Agreement during May 2012.

Professional fees increased by $4.5 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended September 30, 2012, as compared to the same period in 2011.

General, administrative and other expenses increased by $7.5 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the three months ended September 30, 2012 as compared to the same period in 2011.

Placement fees increased by $2.3 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to increased fundraising efforts during the period in connection with our credit funds, primarily EPF II, which incurred $2.6 million of placement fees during the three months ended September 30, 2012.

Occupancy expense decreased by $0.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to a one time catch-up payment of commercial rent tax of $2.1 million during the three months ended September 30, 2011, offset by expenses incurred from additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended September 30, 2012 as compared to the same period in 2011.

Depreciation and amortization expense increased by $9.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to increased amortization due to amortization of intangible assets acquired subsequent to September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Compensation and benefits increased by $355.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to an increase in profit sharing expense of $781.7 million driven by an increase in unrealized and realized carried interest income earned from our private equity and credit funds during the period. This increase was partially offset by a decrease in equity-based compensation of $423.8 million, specifically the amortization of AOG Units decreased by $426.1 million due to the expiration of the vesting period for certain Managing Partners, along with an increase in equity-based compensation relating to RSUs and share options of $1.5 million due to additional grants during the three months ended September 30, 2011. Included in profit sharing expense is $46.1 million and $14.0 million of expense related to the Incentive Pool for the nine months ended September 30, 2012 and 2011, respectively.

Interest expense decreased by $1.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to lower interest expense incurred of $3.0 million during the period with respect to the expiration of the interest rate swap associated with the AMH Credit Agreement during May 2012, partially offset by an overall increase in the base rate on the AMH Credit Agreement during the nine months ended September 30, 2012 as compared to the same period in 2011.

Professional fees increased by $2.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the nine months ended September 30, 2012, as compared to the same period in 2011.

General, administrative and other expenses increased by $11.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the nine months ended September 30, 2012 as compared to the same period in 2011.

Placement fees increased by $10.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to increased fundraising efforts during the period in connection with our credit funds, primarily EPF II, which incurred $9.5 million of placement fees during the nine months ended September 30, 2012.

Occupancy expense increased by $1.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to additional expenses incurred from additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the nine months ended September 30, 2012 as compared to the same period in 2011.

Depreciation and amortization expense increased by $17.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to increased amortization expense due to amortization of intangible assets acquired subsequent to September 30, 2011.

Other Income (Loss)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net gains (losses) from investment activities changed by $392.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to a $355.2 million decrease in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $35.5 million unrealized loss related to the change in the fair value of the investments in HFA, which is valued on an as-converted basis taking into consideration the underlying stock price, partially offset by $1.5 million of net unrealized and realized gains related to changes in the fair value of portfolio investments of Fund VI and the Apollo Senior Loan Fund, during the three months ended September 30, 2012 as compared to the same period in 2011.

Net (losses) from investment activities of consolidated VIEs changed by $(40.7) million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

This change was primarily attributable to a change in net realized and unrealized gains (losses) relating to an increase in the fair values of investments held by the consolidated VIEs of $184.6 million along with higher interest and other income of $163.7 million during the period. These increases were partially offset by a change in net realized and unrealized (losses) relating to the debt held by the consolidated VIEs of $(291.7) million, along with an increase in other (expenses) of $(97.3) million during the three months ended September 30, 2012 as compared to the same period in 2011.

Income (loss) from equity method investments changed by $97.2 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I, COF II and ACLF had the most significant impact and together generated $35.9 million of income from equity method investments during the three months ended September 30, 2012 as compared to $49.4 million of loss from equity method investments during the three months ended September 30, 2011, resulting in a net increase of $85.4 million. Refer to note 4 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the three months ended September 30, 2012 and 2011.

Other income (loss), net changed by $18.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. During the three months ended September 30, 2011, approximately $8.0 million of offering costs were incurred related to the launch of AMTG. The remaining change was primarily attributable to net gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net (losses) gains from investment activities changed by $300.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to a $292.5 million increase in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $5.7 million unrealized gain related to the change in the fair value of the investments in HFA which is on an as converted basis taking into consideration the underlying stock price partially offset by $2.1 million of net unrealized and realized gains related to changes in the fair value of portfolio investments of Fund VI and the Apollo Senior Loan Fund during the nine months ended September 30, 2012 as compared to the same period in 2011.

Net gains (losses) from investment activities of consolidated VIEs changed by $(29.9) million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This was primarily attributable to a change in net realized and unrealized gains (losses) relating to an increase in the fair values of investments held by the consolidated VIEs of $238.7 million along with higher interest and other income of $355.6 million during the period. These decreases were partially offset by a change in net realized and unrealized (losses) relating to the debt held by the consolidated VIEs of $(389.5) million, along with an increase in other (expenses) of $(234.7) million during the nine months ended September 30, 2012 as compared to the same period in 2011.

Income (loss) from equity method investments changed by $112.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I, COF II and ACLF had the most significant impact and together generated $71.3 million of income from equity method investments during the nine months ended September 30, 2012 as compared to $30.0 million of loss from equity method investments during the nine months ended September 30, 2011, resulting in a net increase of $101.3 million. Refer to note 4 to our condensed consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the nine months ended September 30, 2012 and 2011.

Other income, net increased by $1,948.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to the bargain purchase gain related to Stone Tower. Refer to note 3 to our condensed consolidated financial statements for further discussion of the Stone Tower acquisition.

Income Tax Provision

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The income tax provision changed by $41.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. As discussed in note 8 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $48.8 million and ($44.7) million for the three months ended September 30, 2012 and 2011, respectively, after adjusting for permanent tax differences. The $93.5 million change in income before taxes resulted in increased federal, state and local taxes of $39.8 million during the period utilizing a marginal corporate tax rate, along with an increase of $2.0 million related to the income tax provision for New York City Unincorporated Business Tax (“NYC UBT”) and taxes on foreign subsidiaries.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The income tax provision changed by $54.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. As discussed in note 8 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had income before taxes of $99.9 million and ($18.0) million for the nine months ended September 30, 2012 and 2011, respectively, after adjusting for permanent tax differences. The $117.9 million change in income before taxes resulted in increased federal, state and local taxes of $49.9 million during the period utilizing a marginal corporate tax rate, along with an increase of $4.7million related to the income tax provision for NYC UBT and taxes on foreign subsidiaries.

Non-Controlling Interests

Net (income) loss attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
AAA(1)	$(16,325)	$329,649	$(148,765)	$134,347
Interest in management companies and a co-investment vehicle(2)	(2,693)	(4,149)	(4,893)	(9,383)
Other consolidated entities	32,049	194	38,941	(14,156)

Net loss (income) attributable to Non-Controlling Interests in consolidated entities	13,031	325,694	(114,717)	110,808
Net (income) loss attributable to Appropriated Partners’ Capital(3)	59,240	4,566	(1,873,413)	14,197
Net loss (income) attributable to Non-Controlling Interests in the Apollo Operating Group	(187,276)	946,757	(335,836)	992,719

Net (income) loss attributable to Non-Controlling Interests	(115,005)	1,277,017	(2,323,966)	1,117,724
Net income (loss) attributable to Appropriated Partners’ Capital(4)	(59,240)	(4,566)	1,873,413	(14,197)
Other Comprehensive Income attributable to Non-Controlling Interests	—	(1,427)	(2,010)	(3,826)

Comprehensive Loss (Income) Attributable to Non-Controlling Interests	$(174,245)	$1,271,024	$(452,563)	$1,099,701

(1)	Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% and 98% during the three and nine months ended September 30, 2012, respectively, and 98% and 97% during the three and nine months ended September 30, 2011, respectively.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management entities and a private equity co-invest vehicle.

(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.1 million for the nine months ended September 30, 2012.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive (income) loss attributable to non-controlling interest on the condensed consolidated statements of comprehensive (loss) income.

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

Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$197,796	$(1,743,943)	$2,463,414	$(1,597,483)
Net loss (income) attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	72,272	330,260	(1,988,130)	125,005

Net income (loss) after Non-Controlling Interests in consolidated entities and appropriated partners’ capital	270,068	(1,413,683)	475,284	(1,472,478)
Adjustments:
Income tax provision(1)	21,917	(19,847)	47,127	(7,477)
NYC UBT and foreign tax provision(2)	(4,703)	(2,230)	(10,035)	(4,911)
Capital increase related to equity-based compensation	—	(22,797)	—	(22,797)
Net loss in non-Apollo Operating Group entities	119	27,752	523	973

Total adjustments	17,333	(17,122)	37,615	(34,212)

Net income (loss) after adjustments	287,401	(1,430,805)	512,899	(1,506,690)
Approximate ownership percentage of Apollo Operating Group(3)	65.0%	66.3%	65.4%	67.9%

Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$187,276	$(946,757)	$335,836	$(992,719)

(1)	Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. Federal, state and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 65.0% and 65.4% during the three and nine months ended September 30, 2012, respectively, and approximately 66.3% and 67.9% during the three and nine months ended September 30, 2011, respectively, to the condensed consolidated net income (loss) of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results do not consider consolidation of funds, non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals.

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

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three and nine months ended September 30, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$13,296	$—	$13,296	$14,891	$—	$14,891
Management fees from affiliates	68,460	—	68,460	65,173	—	65,173
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	—	152,439	152,439	—	(1,399,141)	(1,399,141)
Realized gains	—	188,158	188,158	—	40,525	40,525

Total Revenues	81,756	340,597	422,353	80,064	(1,358,616)	(1,278,552)

Expenses:
Compensation and Benefits:
Equity compensation	7,178	—	7,178	8,115	—	8,115
Salary, bonus and benefits	25,749	—	25,749	32,415	—	32,415
Profit sharing expense	—	159,811	159,811	—	(497,161)	(497,161)

Total compensation and benefits	32,927	159,811	192,738	40,530	(497,161)	(456,631)
Other expenses	17,151	—	17,151	24,714	—	24,714

Total Expenses	50,078	159,811	209,889	65,244	(497,161)	(431,917)

Other Income (Loss):
Net losses from investment activities	—	—	—	—	(1,226)	(1,226)
Income (loss) from equity method investments	—	24,981	24,981	—	(38,285)	(38,285)
Other income (loss), net	2,866	—	2,866	(981)	—	(981)

Total Other Income (Loss)	2,866	24,981	27,847	(981)	(39,511)	(40,492)

Economic Net Income (Loss)	$34,544	$205,767	$240,311	$13,839	$(900,966)	$(887,127)

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million and $78.0 million with respect to Fund VI for the three months ended September 30, 2012 and 2011, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012 and 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$104,290	$—	$104,290	$51,533	$—	$51,533
Management fees from affiliates	204,615	—	204,615	196,154	—	196,154
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	—	440,718	440,718	—	(1,108,408)	(1,108,408)
Realized gains	—	353,606	353,606	—	330,473	330,473

Total Revenues	308,905	794,324	1,103,229	247,687	(777,935)	(530,248)

Expenses:
Compensation and Benefits:
Equity compensation	22,350	—	22,350	22,743	—	22,743
Salary, bonus and benefits	94,334	—	94,334	98,011	—	98,011
Profit sharing expense	—	377,952	377,952	—	(245,130)	(245,130)

Total compensation and benefits	116,684	377,952	494,636	120,754	(245,130)	(124,376)
Other expenses	61,818	—	61,818	74,904	—	74,904

Total Expenses	178,502	377,952	556,454	195,658	(245,130)	(49,472)

Other Income (Loss):
Net losses from investment activities	—	—	—	—	(1,226)	(1,226)
Income (loss) from equity method investments	—	57,432	57,432	—	(17,942)	(17,942)
Other income, net	2,935	—	2,935	7,824	—	7,824

Total Other Income (Loss)	2,935	57,432	60,367	7,824	(19,168)	(11,344)

Economic Net Income (Loss)	$133,338	$473,804	$607,142	$59,853	$(551,973)	$(492,120)

(1)	Included in unrealized carried interest income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $94.9 million and $78.0 million with respect to Fund VI for the nine months ended September 30, 2012 and 2011, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012 and 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$13,296	$14,891	$(1,595)	(10.7)%	$104,290	$51,533	$52,757	102.4%
Management fees from affiliates	68,460	65,173	3,287	5.0	204,615	196,154	8,461	4.3
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	152,439	(1,399,141)	1,551,580	NM	440,718	(1,108,408)	1,549,126	NM
Realized gains	188,158	40,525	147,633	364.3	353,606	330,473	23,133	7.0

Total carried interest income (loss) from affiliates	340,597	(1,358,616)	1,699,213	NM	794,324	(777,935)	1,572,259	NM

Total Revenues	422,353	(1,278,552)	1,700,905	NM	1,103,229	(530,248)	1,633,477	NM

Expenses:
Compensation and benefits:
Equity-based compensation	7,178	8,115	(937)	(11.5)	22,350	22,743	(393)	(1.7)
Salary, bonus and benefits	25,749	32,415	(6,666)	(20.6)	94,334	98,011	(3,677)	(3.8)
Profit sharing expense	159,811	(497,161)	656,972	NM	377,952	(245,130)	623,082	NM

Total compensation and benefits expense	192,738	(456,631)	649,369	NM	494,636	(124,376)	619,012	NM
Other expenses	17,151	24,714	(7,563)	(30.6)	61,818	74,904	(13,086)	(17.5)

Total Expenses	209,889	(431,917)	641,806	NM	556,454	(49,472)	605,926	NM

Other Income (Loss):
Net losses from investment activities	—	(1,226)	1,226	NM	—	(1,226)	1,226	NM
Income (loss) from equity method investments	24,981	(38,285)	63,266	NM	57,432	(17,942)	75,374	NM
Other income (loss), net	2,866	(981)	3,847	NM	2,935	7,824	(4,889)	(62.5)

Total Other Income (Loss)	27,847	(40,492)	68,339	NM	60,367	(11,344)	71,711	NM

Economic Net Income (Loss)	$240,311	$(887,127)	$1,127,438	NM	$607,142	$(492,120)	$1,099,262	NM

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million and $94.9 million with respect to Fund VI for the three and nine months ended September 30, 2012 and $78.0 million for the three and nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012 and 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, decreased by $1.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was attributable to a decrease in transaction and advisory services rendered during the period, relating to AAA Investments, Fund VI and AGS of $2.8 million, $1.1 million and $0.7 million, respectively, offset by an increase from Fund VII and other funds of $2.3 million and $0.7 million, respectively. Gross advisory and transaction fees, including directors’ fees, were $36.1 million and $37.1 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of $1.0 million or 2.7%. The transaction fees earned for the three months ended September 30, 2012 primarily related to one portfolio investment transaction, specifically Athlon, which generated $4.3 million and $1.4 million of gross and net transaction fees, as compared to transaction fees earned for the three months ended September 30, 2011 from two portfolio investment transactions, specifically Athene Holding Ltd and Berry Plastics Group, which together generated $5.8 million and $3.7 million of gross and net transaction fees, respectively. The advisory fees earned for the three months ended September 30, 2012 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Athene Holding Ltd, LeverageSource, EP Energy, Berry Plastics Group and Skylink, which generated gross and net fees of $16.7 million and $9.8 million, respectively. The advisory fees earned for the three months ended September 30, 2011 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Athene Holding Ltd, Berry Plastics Group, Caesars Entertainment, LeverageSource, and Realogy, which generated gross and net fees of $21.7 million and $10.1 million, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $22.8 million and $22.2 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $0.6 million or 2.7%.

Management fees from affiliates increased by $3.3 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to increased management fees of $3.4 million earned from ANRP, which began paying fees during the third quarter of 2011 based on committed capital. In addition, increased management fees were earned from AAA Investments of $0.1 million. These increases were offset by lower management fees earned from Fund V and Fund VI, which collectively contributed to a decrease in management fees of $0.2 million for the three months ended September 30, 2012 as compared to the same period during 2011.

Carried interest income from affiliates increased by $1,699.2 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to an increase in net unrealized gains of $1,551.6 million as a result of improvements in the fair values of the underlying portfolio investments held during the period, mainly driven by an increase of $678.7 million from Fund VII. Also contributing to this change was a decrease in Fund VI’s net unrealized loss of $885.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. For the three months ended September 30, 2012, Fund VI’s net unrealized loss was $26.3 million due to the general partner obligation to return previous carried interest distributions from Fund VI. For the three months ended September 30, 2011, Fund VI’s net unrealized loss was $912.1 million due to significant declines in the fair values of the underlying portfolio investments held during the period which resulted in the reversal of previously recognized carried interest income of $78.0 million. The increase in net unrealized gains was partially offset by decreases in Fund V of $22.7 million. In addition, the growth in the carried interest income from affiliates relates to an increase in realized gains of $147.6 million resulting from increased dispositions of portfolio investments held by Fund VII, Fund VI, Fund V and AAA Investments of $93.2 million, $18.7 million, $33.4 million and $2.3 million, respectively.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $52.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to an increase in transaction and advisory services rendered during the period, relating to Fund VII, ANRP, AGS and other funds of $48.2 million, $4.2 million, $3.3 million and $2.8 million, respectively, offset by a decrease in AAA Investments and other funds of $5.4 million and $0.3 million, respectively. Gross advisory and transaction fees, including directors’ fees, were $209.5 million and $122.3 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $87.2 million or 71.3%. The transaction fees earned for the nine months ended September 30, 2012 primarily related to five portfolio investment transactions, specifically EP Energy, Rexnord, Great Wolf Resorts, Taminco Global Chemical and Athlon, which together generated $104.5 million and $58.4 million of gross and net transaction fees, respectively, as compared to transaction fees earned for the nine months ended September 30, 2011 from six portfolio investment transactions, specifically Athene Holding Ltd, Brit Insurance, Constellium, CORE Media Group, Berry Plastics and Athlon, which together generated $34.2 million and $17.4 million of gross and net transaction fees, respectively. The advisory fees earned for the nine months ended September 30, 2012 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Athene Holding Ltd, LeverageSource, EP Energy, Caesars Entertainment, Realogy, Berry Plastics, Momentive Performance Materials and CEVA Logistics, which generated gross and net fees of $68.1 million and $34.1 million, respectively. The advisory fees earned for the nine months ended September 30, 2011 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Athene Holding Ltd, LeverageSource, Realogy, Caesars Entertainment, Berry Plastics, CEVA Logistics and Momentive Performance Materials, which generated gross and net fees of $61.3 million and $27.8 million, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $105.2 million and $70.8 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $34.4 million or 48.6%.

Management fees from affiliates increased by $8.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to increased management fees of $9.3 million earned from ANRP, which began paying fees during the third quarter of 2011 based on committed capital. This increase was offset by lower management fees earned from AAA Investments, Fund V and Fund VI, which collectively contributed to a decrease in management fees of $0.8 million for the nine months ended September 30, 2012 as compared to the same period during 2011.

Carried interest income from affiliates increased by $1,572.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to an increase in net unrealized gains of $1,549.1 million as a result of improvements in the fair values of the underlying portfolio investments held during the period, mainly driven by an increase of $883.8 million from Fund VII and $33.9 million from Fund V. Also contributing to this change was a decrease in Fund VI’s net unrealized loss of $631.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, Fund VI’s net unrealized loss was $94.9 million due to the general partner obligation to return previous carried interest distributions from Fund VI. For the nine months ended September 30, 2011, Fund VI’s net unrealized loss was $726.2 million due to significant declines in the fair values of the underlying portfolio investments held during the period which resulted in the reversal of previously recognized carried interest income of $78.0 million. The increase in net unrealized gains was partially offset by decreases in AAA Investments of $3.2 million. In addition, the growth in the carried interest income from affiliates relates to an increase in realized gains of $23.1 million resulting from increased dispositions of portfolio investments held by Fund VII, Fund VI, Fund V and AAA Investments of $54.9 million, $61.0 million, $8.5 million and $10.2 million, respectively, offset by a decrease in Fund IV of $111.5 million.

Expenses

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Compensation and benefits increased by $649.4 million for three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to a $657.0 million increase in profit sharing expense mostly driven by the increase in carried interest income earned from our private equity funds during the period. This increase was partially offset by a decrease in salary, bonus and benefits expense of $6.7 million during the three months ended September 30, 2012 as compared to the same period during 2011. Included in profit sharing expense is $7.9 million and $4.8 million of expense related to the Incentive Pool for the three months ended September 30, 2012 and 2011, respectively.

Other expenses decreased by $7.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to decreased interest expense mainly due to a lower margin rate on the AMH Credit Agreement. Also contributing to this decrease was lower placement fees incurred for the three months ended September 30, 2012 as compared to the same period during 2011. For the three months ended September 30, 2011, the private equity segment incurred higher placement fees in connection with fundraising for ANRP.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Compensation and benefits increased by $619.0 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to a $623.1 million increase in profit sharing expense mostly driven by the increase in carried interest income earned from our private equity funds during the period. This increase was partially offset by a decrease in salary, bonus and benefits expense of $3.7 million during the nine months ended September 30, 2012 as compared to the same period during 2011. Included in profit sharing expense is $19.5 million and $11.0 million of expense related to the Incentive Pool for the nine months ended September 30, 2012 and 2011, respectively.

Other expenses decreased by $13.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to decreased interest expense mainly due to a lower margin rate on the AMH Credit Agreement. Also contributing to this decrease was lower professional fees attributable to lower external accounting, tax, audit, legal and consulting fees incurred during the nine months ended September 30, 2012 as compared to the same period during 2011.

Other Income

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Income from equity method investments increased by $63.3 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was driven by increases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII and AAA, which resulted in increased income from equity method investments of $54.5 million and $8.6 million, respectively, during the three months ended September 30, 2012 as compared to the same period during 2011.

Other income, net increased by $3.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to gains from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and other adjustments.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Income from equity method investments increased by $75.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was driven by increases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII and AAA, which resulted in increased income from equity method investments of $64.1 million and $8.7 million, respectively, during the nine months ended September 30, 2012 as compared to the same period in 2011.

Other income, net decreased by $4.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to losses from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and other adjustments.

Credit

The following tables set forth segment statement of operations information and ENI, for our credit segment for the three and nine months ended September 30, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense related to the amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit
Revenues:
Advisory and transaction fees from affiliates	$1,854	$—	$1,854	$1,831	$—	$1,831
Management fees from affiliates	80,839	—	80,839	47,250	—	47,250
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	—	187,047	187,047	—	(284,120)	(284,120)
Realized gains	9,664	41,648	51,312	11,300	12,353	23,653

Total Revenues	92,357	228,695	321,052	60,381	(271,767)	(211,386)

Expenses:
Compensation and Benefits:
Equity-based compensation	6,872	—	6,872	6,369	—	6,369
Salary, bonus and benefits	31,666	—	31,666	29,053	—	29,053
Profit sharing expense	—	73,458	73,458	—	(66,094)	(66,094)
Incentive fee compensation	—	364	364	—	(3,876)	(3,876)

Total compensation and benefits	38,538	73,822	112,360	35,422	(69,970)	(34,548)
Other expenses	37,446	—	37,446	17,475	—	17,475

Total Expenses	75,984	73,822	149,806	52,897	(69,970)	(17,073)

Other Income (Loss):
Net gains (losses) from investment activities	—	2,103	2,103	—	(33,370)	(33,370)
Income (loss) from equity method investments	—	16,795	16,795	—	(26,374)	(26,374)
Other income (loss), net	7,490	—	7,490	(8,292)	—	(8,292)

Total Other Income (Loss)	7,490	18,898	26,388	(8,292)	(59,744)	(68,036)

Non-Controlling Interests	(2,658)	—	(2,658)	(4,148)	—	(4,148)

Economic Net Income (Loss)	$21,205	$173,771	$194,976	$(4,956)	$(261,541)	$(266,497)

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of $14.4 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three months ended September 30, 2012. Included in unrealized carried interest (loss) income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $24.2 million and $17.6 million for COF II and SOMA, respectively, for the three months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012 and 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit
Revenues:
Advisory and transaction fees from affiliates	$7,530	$—	$7,530	$8,161	$—	$8,161
Management fees from affiliates	207,861	—	207,861	136,677	—	136,677
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	—	318,624	318,624	—	(189,208)	(189,208)
Realized gains	28,464	77,615	106,079	35,040	35,929	70,969

Total Revenues	243,855	396,239	640,094	179,878	(153,279)	26,599

Expenses:
Compensation and Benefits:
Equity-based compensation	19,266	—	19,266	16,214	—	16,214
Salary, bonus and benefits	90,513	—	90,513	82,177	—	82,177
Profit sharing expense	—	120,595	120,595	—	(30,307)	(30,307)
Incentive fee compensation	—	372	372	—	2,689	2,689

Total compensation and benefits	109,779	120,967	230,746	98,391	(27,618)	70,773
Other expenses	102,608	—	102,608	67,229	—	67,229

Total Expenses	212,387	120,967	333,354	165,620	(27,618)	138,002

Other Income (Loss):
Net losses from investment activities	—	(7,587)	(7,587)	—	(13,309)	(13,309)
Income (loss) from equity method investments	—	33,795	33,795	—	(15,268)	(15,268)
Other income (loss), net	9,772	—	9,772	(5,087)	—	(5,087)

Total Other Income (Loss)	9,772	26,208	35,980	(5,087)	(28,577)	(33,664)

Non-Controlling Interests	(6,505)	—	(6,505)	(9,382)	—	(9,382)

Economic Net Income (Loss)	$34,735	$301,480	$336,215	$(211)	$(154,238)	$(154,449)

(1)	Included in unrealized carried interest income from affiliates is reversal of $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the nine months ended September 30, 2012. Included in unrealized carried interest (loss) income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $24.2 million and $17.6 million for COF II and SOMA, respectively, for the nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012 and 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Credit
Revenues:
Advisory and transaction fees from affiliates	$1,854	$1,831	$23	1.3%	$7,530	$8,161	$(631)	(7.7)%
Management fees from affiliates	80,839	47,250	33,589	71.1	207,861	136,677	71,184	52.1
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	187,047	(284,120)	471,167	NM	318,624	(189,208)	507,832	NM
Realized gains	51,312	23,653	27,659	116.9	106,079	70,969	35,110	49.5

Total carried interest income (loss) from affiliates	238,359	(260,467)	498,826	NM	424,703	(118,239)	542,942	NM

Total Revenues	321,052	(211,386)	532,438	NM	640,094	26,599	613,495	NM

Expenses:
Compensation and benefits
Equity-based compensation	6,872	6,369	503	7.9	19,266	16,214	3,052	18.8
Salary, bonus and benefits	31,666	29,053	2,613	9.0	90,513	82,177	8,336	10.1
Profit sharing expense	73,458	(66,094)	139,552	NM	120,595	(30,307)	150,902	NM
Incentive fee compensation	364	(3,876)	4,240	NM	372	2,689	(2,317)	(86.2)

Total compensation and benefits	112,360	(34,548)	146,908	NM	230,746	70,773	159,973	226.0
Other expenses	37,446	17,475	19,971	NM	102,608	67,229	35,379	52.6

Total Expenses	149,806	(17,073)	166,879	NM	333,354	138,002	195,352	141.6

Other Income (Loss):
Net gains (losses) from investment activities	2,103	(33,370)	35,473	NM	(7,587)	(13,309)	5,722	(43.0)
Income (loss) from equity method investments	16,795	(26,374)	43,169	NM	33,795	(15,268)	49,063	NM
Other income (loss), net	7,490	(8,292)	15,782	NM	9,772	(5,087)	14,859	NM

Total Other Income (Loss)	26,388	(68,036)	94,424	NM	35,980	(33,664)	69,644	NM
Non-Controlling Interests	(2,658)	(4,148)	1,490	(35.9)	(6,505)	(9,382)	2,877	(30.7)

Economic Net Income (Loss)	$194,976	$(266,497)	$461,473	NM	$336,215	$(154,449)	$490,664	NM

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of $14.4 million and $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three and nine months ended September 30, 2012. Included in unrealized carried interest income (loss) from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed interest income of $24.2 million and $17.6 million for COF II and SOMA respectively, for the three and nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012 and 2011. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Advisory and transaction fees from affiliates increased by $0.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Gross advisory and transaction fees, including directors’ fees, were $9.2 million and $7.7 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $1.5 million or 19.5%. The transaction fees earned during 2012 primarily related to portfolio investments of EPF I and EPF II, which generated gross and net fees of $3.0 million and $0.7 million, respectively. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net advisory fees of $5.7 million and $0.8 million, respectively, during the three months ended September 30, 2012 and gross and net fees of $6.6 million and $0.9 million, respectively, during the three months ended September 30, 2011. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $7.3 million and $5.9 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $1.4 million or 23.7%.

Management fees from affiliates increased by $33.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to EPF II which began earning management fees during the second quarter of 2012 totaling $14.9 million during the period, and Stone Tower Funds/CLOs which were acquired in April 2012 and generated $13.2 million of management fees during the period. In addition, assets managed by Athene Asset Management, LLC, Gulf Stream CLOs and AMTG generated increased fees of $4.8 million $2.9 million and $2.1 million, respectively, during the three months ended September 30, 2012 as compared to the same period in 2011. These increases were partially offset by decreased management fees earned from EPF I of $4.6 million during the period due to a change in management fee basis from committed to invested capital as a result of the launch of EPF II in April 2012. The remaining change was attributable to an overall increase in assets managed by the other credit funds which collectively contributed to an increase of $0.3 million in management fees during the three months ended September 30, 2012 as compared to the same period in 2011.

Carried interest income from affiliates increased by $498.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to an increase in net unrealized carried interest income of $471.2 million driven by an increase in net asset values primarily with respect to COF I, ACLF, COF II, Stone Tower Funds/CLOs and SOMA resulting in increased unrealized carried interest income of $151.9 million, $75.7 million, $73.5 million, $43.6 million and $41.3 million, respectively, during the period. Included in unrealized carried interest income from affiliates is reversal of $14.4 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three months ended September 30, 2012. The remaining change in unrealized carried interest income was attributable to an increase in net asset values of the remainder of credit funds, which collectively contributed to an increase of $85.2 million. In addition, realized carried interest increased by $27.7 million resulting from increased dispositions and reversals of unrealized gains during the period, primarily by COF I and Longevity of $18.8 million and $7.6 million, respectively. The remaining change in realized carried interest income was attributable to an increase in dispositions and reversals of unrealized gains of the remainder of credit funds which collectively contributed to an increase of $1.3 million during the period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Advisory and transaction fees from affiliates decreased by $0.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Gross advisory and transaction fees, including directors’ fees, were $28.5 million and $25.7 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $2.8 million or 10.9%. The transaction fees earned during 2012 primarily related to portfolio investments of EPF I and EPF II, which generated gross and net fees of $8.8 million and $3.1 million, respectively, whereas the transaction fees earned during 2011 primarily related to portfolio investments of FCI which generated gross and net fees of $2.8 million during the period. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net advisory fees of $17.4 million and $2.4 million, respectively, during the nine months ended September 30, 2012 and gross and net fees of $20.1 million and $2.6 million, respectively, during the nine months ended September 30, 2011. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $21.0 million and $17.5 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $3.5 million or 20.0%.

Management fees from affiliates increased by $71.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to management fees earned from Stone Tower Funds/CLOs which were acquired in April 2012 and generated $26.9 million of management fees during the period, along with EPF II and Gulf Stream CLOs which began earning management fees after the second quarter of 2011 and generated fees $21.9 million and $9.1 million, respectively, during the period. In addition, Athene Asset Management LLC and AMTG generated increased fees of $13.5 million and $4.4 million, respectively, during the period as compared to the same period in 2011. Furthermore, AEC, FCI I, Longevity, AESI and Palmetto Loan together earned increased management fees of $10.8 million during the nine months ended September 30, 2012 as compared to the same period in 2011. These increases were partially offset by decreased management fees earned from EPF I of $9.9 million during the period due to a change in management fee basis from committed to invested capital as a result of the launch of EPF II in April 2012. In addition, management fees earned from AINV decreased by $5.4 million as a result of a decrease in gross adjusted assets managed of the Company during the period as compared to the same period in 2011. The remaining change was attributable to an overall decrease in assets managed by the other credit funds which collectively contributed a decrease of $1.0 million in management fees during the nine months ended September 30, 2012 as compared to the same period in 2011.

Carried interest income from affiliates increased by $542.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to an increase in net unrealized carried interest income of $507.8 million driven by an increase in net asset values primarily with respect to COF I, COF II, ACLF, Stone Tower Funds/CLOs and SOMA resulting in increased unrealized carried interest income of $166.9 million, $99.6 million, $70.9 million, $61.7 million and $36.6 million, respectively, during the period. Included in unrealized carried interest income from affiliates is reversal of $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the nine months ended September 30, 2012. The remaining change in unrealized carried interest income was attributable to an increase in net asset values of the other credit funds which collectively contributed to an increase of $72.1 million. In addition, realized carried interest increased by $35.1 million resulting from increased dispositions and reversals of unrealized gains during the period, primarily by COF I and Longevity of $29.2 million and $9.7 million, respectively. The remaining change in realized carried interest income was attributable to an overall decrease in dispositions and reversals of unrealized gains of the other credit funds which collectively contributed to a decrease of $3.8 million during the period.

Expenses

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Compensation and benefits expense increased by $146.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily a result of an increase in profit sharing expense and incentive fee compensation of $139.6 million and $4.2 million, respectively, due to the favorable performance of certain of our credit funds during the period along with the performance based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees. In addition, salary, bonus and benefits expense increased by $2.6 million due to an increase in headcount during the period, including new hires related to the Stone Tower acquisition in April 2012. Furthermore, equity-based compensation expense increased by $0.5 million during the period. Included in profit sharing expense is $10.1 million and $1.8 million of expense related to the Incentive Pool for the three months ended September 30, 2012 and 2011, respectively.

Other expenses increased by $20.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily a result of increased general, administrative and other expenses of $8.1 million due to higher travel, information technology, recruiting and other expenses incurred during the three months ended September 30, 2012 as compared to the same period in 2011. Professional fees also increased by $5.2 million driven by higher external accounting, tax, audit, legal and consulting fees incurred during the period as compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Compensation and benefits expense increased by $160.0 million for the nine months ended September 30, 2012 as compared to the six months ended September 30, 2011. This change was primarily a result of an increase in profit sharing expense of $150.9 million due to the favorable performance of certain of our credit funds along with the performance based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees. In addition, salary, bonus and benefits expense increased by $8.3 million due to an increase in headcount during the period, including new hires related to the Stone Tower acquisition in April 2012. These increases were partially offset by decreased incentive fee compensation expense of $2.3 million due to the performance of certain of our credit funds during the period. Included in profit sharing expense is $25.1 million and $3.0 million of expense related to the Incentive Pool for the nine months ended September 30, 2012 and 2011, respectively.

Other expenses increased by $35.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily a result of increased general, administrative and other expenses of $13.5 million due to higher travel, information technology, recruiting and other expenses incurred during the nine months ended September 30, 2012 as compared to the same period in 2011. Placement fees also increased by $11.7 million due to increased fundraising activities during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily by EPF II which incurred fees of $9.5 million.

Other Income (Loss)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net gains (losses) from investment activities changed by $35.5 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily related to an increase in unrealized income resulting from the change in the fair value of the investment in HFA during the three months ended September 30, 2012 as compared to the same period in 2011.

Income (loss) from equity method investments changed by $43.2 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was driven by increases in the fair values of investments held by certain of our credit funds, primarily COF I, COF II and CLF, which resulted in increases in income from equity method investments of $22.5 million, $5.0 million and $5.0 million, respectively, during the three months ended September 30, 2012 as compared to the same period in 2011.

Other income (loss), net changed by $15.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. During the three months ended September 30, 2011, approximately $8.0 million of offering costs were incurred related to the launch of AMTG. The remaining change was primarily attributable to net gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net (losses) gains from investment activities changed by $5.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily related to an increase in unrealized income resulting from the change in the fair value of the investment in HFA during the nine months ended September 30, 2012 as compared to the same period in 2011.

Income (loss) from equity method investments changed by $49.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was driven by increases in the fair values of investments held by certain of our credit funds, primarily COF I, COF II and CLF, which resulted in increases in income from equity method investments of $25.3 million, $7.0 million and $6.5 million, respectively, during the nine months ended September 30, 2012 as compared to the same period in 2011.

Other income (loss), net changed by $14.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2011, approximately $8.0 million of offering costs were incurred related to the launch of AMTG. The remaining change was primarily attributable to net gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the nine months ending September 30, 2012 as compared to the same period in 2011.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three and nine months ended September 30, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—	$472	$—	$472
Management fees from affiliates	10,947	—	10,947	10,596	—	10,596
Carried interest income from affiliates:
Unrealized gains	—	4,813	4,813	—	—	—
Realized gains	—	—	—	—	—	—

Total Revenues	10,947	4,813	15,760	11,068	—	11,068

Expenses:
Compensation and Benefits:
Equity-based compensation	2,577	—	2,577	3,484	—	3,484
Salary, bonus and benefits	7,232	—	7,232	6,965	—	6,965
Profit sharing expense	—	4,164	4,164	—	—	—

Total compensation and benefits	9,809	4,164	13,973	10,449	—	10,449
Other expenses	4,481	—	4,481	5,997	—	5,997

Total Expenses	14,290	4,164	18,454	16,446	—	16,446

Other Income (Loss):
Income from equity method investments	—	241	241	—	234	234
Other Income (loss), net	707	—	707	(192)	—	(192)

Total Other Income (Loss)	707	241	948	(192)	234	42

Economic Net Income (Loss)	$(2,636)	$890	$(1,746)	$(5,570)	$234	$(5,336)

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592	$472	$—	$472
Management fees from affiliates	34,200	—	34,200	29,525	—	29,525
Carried interest income from affiliates:
Unrealized gains	—	6,460	6,460	—	—	—
Realized gains	—	4,279	4,279	—	—	—

Total Revenues	34,792	10,739	45,531	29,997	—	29,997

Expenses:
Compensation and Benefits:
Equity-based compensation	8,057	—	8,057	9,227	—	9,227
Salary, bonus and benefits	19,819	—	19,819	24,600	—	24,600
Profit sharing expense	—	7,761	7,761	—	—	—

Total compensation and benefits	27,876	7,761	35,637	33,827	—	33,827
Other expenses	17,416	—	17,416	17,084	—	17,084

Total Expenses	45,292	7,761	53,053	50,911	—	50,911

Other Income:
Income from equity method investments	—	660	660	—	641	641
Other income, net	1,068	—	1,068	9,842	—	9,842

Total Other Income	1,068	660	1,728	9,842	641	10,483

Economic Net (Loss) Income	$(9,432)	$3,638	$(5,794)	$(11,072)	$641	$(10,431)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012	2011	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$—	$472	$(472)	NM	$592	$472	$120	25.4%
Management fees from affiliates	10,947	10,596	351	3.3%	34,200	29,525	4,675	15.8
Carried interest income from affiliates:
Unrealized gains	4,813	—	4,813	NM	6,460	—	6,460	NM
Realized gains	—	—	—	NM	4,279	—	4,279	NM

Total carried interest income from affiliates	4,813	—	4,813	NM	10,739	—	10,739	NM

Total Revenues	15,760	11,068	4,692	42.4	45,531	29,997	15,534	51.8

Expenses:
Compensation and Benefits:
Equity-based compensation	2,577	3,484	(907)	(26.0)	8,057	9,227	(1,170)	(12.7)
Salary, bonus and benefits	7,232	6,965	267	3.8	19,819	24,600	(4,781)	(19.4)
Profit sharing expense	4,164	—	4,164	NM	7,761	—	7,761	NM

Total compensation and benefits	13,973	10,449	3,524	33.7	35,637	33,827	1,810	5.4
Other expenses	4,481	5,997	(1,516)	(25.3)	17,416	17,084	332	1.9

Total Expenses	18,454	16,446	2,008	12.2	53,053	50,911	2,142	4.2

Other Income (Loss):
Income from equity method investments	241	234	7	3.0	660	641	19	3.0
Other income (loss), net	707	(192)	899	NM	1,068	9,842	(8,774)	(89.1)

Total Other Income (Loss)	948	42	906	NM	1,728	10,483	(8,755)	(83.5)

Economic Net Loss	$(1,746)	$(5,336)	$3,590	(67.3)%	$(5,794)	$(10,431)	$4,637	(44.5)%

Revenues

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Advisory and transaction fees from affiliates decreased by $0.5 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was attributable to a decrease in transaction and advisory services rendered during the three months ended September 30, 2012 as compared to the same period during 2011.

Management fees increased by $0.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to increased management fees earned from AGRE CMBS accounts we manage of $0.9 million, as a result of additional capital raised and the launching of the 2012 CMBS funds. In addition, increased management fees were earned from AGRE U.S. Real Estate Fund, AGRE Debt Fund I and other funds, which collectively contributed $0.8 million during the period. These increases were offset by decreased management fees earned by the CPI Funds of $1.3 million during the three months ended September 30, 2012 as compared to the same period during 2011.

Carried interest income from affiliates increased by $4.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was attributable to an increase in net unrealized gains driven by an increase in the fair values of the underlying portfolio investments held during the three months ended September 30, 2012 as compared to the same period during 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Advisory and transaction fees from affiliates increased by $0.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was attributable to an increase in transaction and advisory services rendered during the nine months ended September 30, 2012 as compared to the same period during 2011.

Management fees increased by $4.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to increased management fees earned from AGRE CMBS accounts we manage and AGRE U.S. Real Estate Fund of $3.1 million and $2.0 million, respectively, as a result of additional capital raised and the launching of the 2012 CMBS funds during the period. In addition, increased management fees were earned from ARI, AGRE Debt Fund I and other funds, which collectively contributed $2.6 million during the period. These increases were offset by decreased management fees earned from the CPI Funds of $3.0 million during the nine months ended September 30, 2012 as compared to the same period during 2011.

Carried interest income from affiliates increased by $10.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to an increase in net unrealized gains of $6.5 million, driven by an increase in the fair values of the underlying portfolio investments held during the period. The remaining change in the carried interest income from affiliates relates to an increase in realized gains of $4.3 million resulting from increased dispositions of portfolio investments during the nine months ended September 30, 2012 as compared to the same period during 2011.

Expenses

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Compensation and benefits increased by $3.5 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to a $4.2 million increase in profit sharing expense mostly driven by the increase in carried interest income earned from our real estate funds during the period. This increase was partially offset by a decrease in equity-based compensation expense of $0.9 million during the three months ended September 30, 2012 as compared to the same period during 2011. Included in profit sharing expense is $0.8 million of expense related to the Incentive Pool for the three months ended September 30, 2012 as compared to the same period during 2011.

Other expenses decreased by $1.5 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to decreased occupancy expense and professional fees of $0.6 million and $0.4 million, respectively, during the three months ended September 30, 2012 as compared to the same period during 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Compensation and benefits increased by $1.8 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to a $7.8 million increase in profit sharing expense mostly driven by the increase in carried interest income earned from our real estate funds during the period. This increase was partially offset by a decrease in salary, bonus and benefits expense of $4.8 million during the nine months ended September 30, 2012 as compared to the same period during 2011. Included in profit sharing expense is $1.5 million of expense related to the Incentive Pool for the nine months ended September 30, 2012 as compared to the same period during 2011.

Other Income

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Other income, net increased by $0.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This change was primarily attributable to gains from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and other adjustments.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Other income, net decreased by $8.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This change was primarily attributable to a decrease in reimbursed offering costs for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2011 approximately $8.0 million of reimbursed offering costs was recognized as a result of a one time transaction related to the 2009 launch of ARI.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our Management Business and Incentive Business for the three and nine months ended September 30, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization and acquisitions and (iv) Non-Controlling with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$15,150	$17,194	$112,412	$60,166
Management fees from affiliates	160,246	123,019	446,676	362,356
Carried interest income from affiliates	9,664	11,300	28,464	35,040

Total Revenues	185,060	151,513	587,552	457,562

Expenses:
Equity-based compensation	16,627	17,968	49,673	48,184
Salary, bonus and benefits	64,647	68,433	204,666	204,788
Interest expense	7,530	9,790	29,083	30,999
Professional fees(1)	10,895	6,750	38,736	36,669
General, administrative and other(2)	23,899	16,196	65,736	54,522
Placement fees	4,292	1,991	13,344	3,105
Occupancy	9,672	10,391	27,360	25,542
Depreciation and amortization	2,790	3,068	7,583	8,380

Total Expenses	140,352	134,587	436,181	412,189

Other Income (Loss):
Interest income	2,812	670	5,925	1,540
Other income (loss), net	8,251	(10,135)	7,850	11,039

Total Other Income (Loss)	11,063	(9,465)	13,775	12,579
Non-Controlling Interests	(2,658)	(4,148)	(6,505)	(9,382)

Economic Net Income	$53,113	$3,313	$158,641	$48,570

(1)	Excludes professional fees related to the consolidated funds.
(2)	Excludes general and administrative expenses related to the consolidated funds.

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
	(in thousands)
Incentive Business
Revenues:
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	$344,299	$(1,683,261)	$765,802	$(1,297,616)
Realized gains	229,806	52,878	435,500	366,402

Total Revenues	574,105	(1,630,383)	1,201,302	(931,214)

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense(1)	124,687	(582,571)	292,240	(424,689)
Realized profit sharing expense	112,746	19,316	214,068	149,252

Total Profit Sharing Expense	237,433	(563,255)	506,308	(275,437)
Incentive fee compensation	364	(3,876)	372	2,689

Total Compensation and Benefits	237,797	(567,131)	506,680	(272,748)

Other Income (Losses):
Net gains (losses) from investment activities(2)	2,103	(34,596)	(7,587)	(14,535)
Income (loss) from equity method investments	42,017	(64,425)	91,887	(32,569)

Total Other Income (Loss)	44,120	(99,021)	84,300	(47,104)

Economic Net Income (Loss)	$380,428	$(1,162,273)	$778,922	$(705,570)

(1)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million and $94.9 million with respect to Fund VI for the three months and nine months ended September 30, 2012 and reversal of $14.4 million and $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three months and nine months ended September 30, 2012. Included in unrealized carried interest (loss) income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $78.0 million, $24.2 million, and $17.6 million for Fund VI, COF II and SOMA, respectively, for the three months and nine months ended September 30, 2011. Included in unrealized profit sharing expense is reversal of previously realized profit sharing expense for the amounts receivable from Contributing Partners and certain employees due to the general partner obligation to return previously distributed carried interest income of $8.7 million and $32.4 million for Fund VI, for the three and nine months ended September 30, 2012, respectively. Included in unrealized profit sharing expense is reversal of previously realized profit sharing expense for the amounts receivable from Contributing Partners and certain employees due to the general partner obligation to return previously distributed carried interest income of $22.9 million and $7.2 million for Fund VI and COF II, respectively, for the three months and nine months ended September 30, 2011. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of September 30, 2012 and 2011, respectively. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments including Management Business and Incentive Business and a reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$759,165	$(1,478,870)	$1,788,854	$(473,652)
Expenses	378,149	(432,544)	942,861	139,441
Other income (loss)	55,183	(108,486)	98,075	(34,525)
Non-Controlling Interests	(2,658)	(4,148)	(6,505)	(9,382)

Economic Net Income (Loss)	433,541	(1,158,960)	937,563	(657,000)
Non-cash charges related to equity-based compensation	(127,780)	(270,952)	(385,714)	(811,700)
Income tax (provision) benefit	(21,917)	19,847	(47,127)	7,477
Net (income) loss attributable to Non-Controlling Interests in Apollo Operating Group	(187,276)	946,757	(335,836)	992,719
Amortization of intangible assets	(13,777)	(3,618)	(29,438)	(11,255)

Net Income (Loss) Attributable to Apollo Global Management, LLC	$82,791	$(466,926)	$139,448	$(479,759)

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	September 30, 2012			December 31, 2011
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	5.20	%(1)	$728,273	5.39	%(1)
CIT secured loan agreement	9,713	3.48%		10,243	3.39%

Total Debt	$737,986	5.17%		$738,516	5.35%

(1)	Includes the effect of interest rate swaps.

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

Cash Flows

Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are summarized and discussed within the table and corresponding commentary below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating Activities	$460,433	$653,818
Investing Activities	(134,982)	(67,371)
Financing Activities	(316,992)	(160,411)

Net (Decrease) Increase in Cash and Cash Equivalents	$8,459	$426,036

Operating Activities

Net cash used in operating activities was $460.4 million during the nine months ended September 30, 2012. During this period, there was $2,463.4 million in net income, to which $435.4 million of equity-based compensation, a non-cash expense, and $1,951.1 million in gain on business acquisitions, were added to reconcile net income to net cash used in operating activities. Additional adjustments to reconcile cash used in operating activities during the nine months ended September 30, 2012 included $4,650.6 million in proceeds from sales of investments primarily held by the consolidated VIEs, a $338.1 million increase in profit sharing payable, $356.9 million of unrealized losses on debt of the consolidated VIEs, a $78.4 million increase in other assets of the consolidated VIEs and $99.7 million in distributions from investment activities. These favorable cash adjustments were offset by $4,658.4 million of net purchases of investments held by the consolidated VIEs, $340.5 million in net unrealized gains from investments primarily held by the consolidated funds and VIEs, a $249.6 million increase in cash held at consolidated VIEs, and a $723.3 million increase in carried interest receivable. The increase in our carried interest receivable balance during the nine months ended September 30, 2012 was driven primarily by a $1,251.2 million increase of carried interest income from the change in fair value of funds for which we act as general partner, offset by fund cash distributions of $527.9 million.

Net cash provided by operating activities was $653.8 million during the nine months ended September 30, 2011. During this period, there was $1,597.5 million in net losses, to which $859.2 million of equity-based compensation, a non-cash expense, was added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the nine months ended September 30, 2011 included $1,185.9 million of sales of investments held by the consolidated VIEs, $156.1 in net unrealized losses from investments held by the consolidated funds and VIEs, a $67.4 million increase in due to affiliates and a $1,232.4 million decrease in carried interest receivable. The decrease in our carried interest receivable balance during the nine months ended September 30, 2011 was driven primarily by $776.4 million of carried interest losses from the change in fair value of funds for which we act as general partner, along with fund cash distributions of $455.3 million. These favorable cash adjustments were offset by $991.2 million of purchases of investments held by the consolidated VIEs, a $393.6 million decrease in profit sharing payable and $41.8 million of realized gains on debt of the consolidated VIEs.

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

Investing Activities

Net cash used in investing activities was $135.0 million for the nine months ended September 30, 2012, which was primarily comprised of $99.2 million relating to the acquisition of Stone Tower (see note 3 to our condensed consolidated financial statements), $82.0 million of cash distributions received from equity method investments primarily offset by $109.1 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, AINV and EPF II. Cash distributions from equity method investments were primarily related to Fund VII, COF I, COF II, EPF I and ACLF.

Net cash used in investing activities was $67.4 million for the nine months ended September 30, 2011, which was primarily comprised of $19.9 million in purchases of fixed assets, $40.9 million of cash contributions to equity method investments and $52.1 million of purchases of investment in HFA, offset by $46.9 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to EPF II, Fund VII and AGRE U.S. Real Estate Fund. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF I, COF II, Artus, EPF and Vantium.

Financing Activities

Net cash used in financing activities was $317.0 million for the nine months ended September 30, 2012, which was primarily comprised of $929.5 million of debt issued by consolidated VIEs offset by $433.6 million in repayment of debt held by consolidated VIEs, $239.0 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $388.4 million of distributions paid to Non-Controlling Interests in consolidated VIEs, $265.1 million of contributions from Non-Controlling Interests in consolidated VIEs, $127.6 million in distributions paid, $100.0 million related to the purchase of AAA units, and $25.9 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs.

Net cash used in financing activities was $160.4 million for the nine months ended September 30, 2011, which was primarily comprised of $412.1 million in repayment of term loans by consolidated VIEs, $300.9 million in distributions by consolidated VIEs, $151.2 million of distributions paid to Non-Controlling Interests in Apollo Operating Group, $27.3 million of distributions paid to Non-Controlling

Interests in consolidated funds, $76.6 million in distributions and $17.0 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs. These adjustments were offset by $384.0 million in proceeds from the issuance of Class A shares and $454.4 million of debt issued by consolidated VIEs.

Distributions

The table below presents information regarding the declaration, payment and amount of quarterly distributions paid as of September 30, 2012, the determination of which is at the sole discretion of the manager of the Company (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to AGM Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 4, 2011	0.17	January 14, 2011	$16.6	$40.8	$57.4	$3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3
February 12, 2012	0.46	February 29, 2012	58.1	110.4	168.5	10.3
May 8, 2012	0.25	May 30, 2012	31.6	60.0	91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6	88.8	5.3

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

For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. As a result of the monetization plan, we expect AIE I to have adequate cash flow to satisfy its obligations as they come due, therefore, we do not anticipate any additional fee waivers for AIE I in the future. The Company continues to charge AIE I management fees at a reduced rate of 1.5% of the net assets of AIE I. Prior to the monetization plan, the management fees were based on 2.0% of the gross assets of AIE I. AIE I management fees were terminated on August 23, 2012 as the fund received a majority vote from shareholders to approve the wind down resolution to terminate the management agreement. Management elected not to seek shareholder approval for a one-year extension and currently aims to wind up the company in a quick and cost efficient manner. Management anticipates that all related corporate entities will be dissolved by year-end and a final distribution will be made to shareholders of remaining cash, if any, in the first quarter of 2013. However, there can be no assurances that this timeframe will be met.

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

The Company granted approximately 2.6 million RSUs to its employees during the nine months ended September 30, 2012. The average estimated fair value per share on the grant date was $11.82 with a total fair value of $30.3 million. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. Of these awards, approximately 1.0 million RSUs relate to awards granted that immediately vested as part of the Stone Tower acquisition. The fair value of these fully vested awards is $14.0 million and was included in the fair value of consideration transferred for the Stone Tower acquisition (see note 3 to our condensed consolidated financial statements). The fair value of these fully vested awards was not charged to compensation expense, but charged to additional paid in capital in the condensed consolidated statements of changes in shareholders’ equity. Refer to note 3 for further discussion of the Stone Tower acquisition. The Company expects to incur annual compensation expense on all grants, net of forfeitures, of approximately $26.5 million during the remainder of 2012 and $72.6 million, $27.9 million, $11.7 million and $8.9 million during the years ended December 31, 2013, 2014, 2015 and 2016, respectively, and $2.6 million amortized after 2016.

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

On November 9, 2012, the Company declared a cash distribution of $0.40 per Class A share, which will be paid on November 30, 2012 to holders of record on November 23, 2012.

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

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We also report segment information from our condensed consolidated statements of operations and include a supplemental performance measure, ENI, for our private equity, credit and real estate segments. ENI represents segment income (loss) excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, (ii) income taxes, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

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

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining if there is a related-party group, and if so, which party within the related-party group is most closely associated with the VIE. The use of these judgments has a material impact to certain components of Apollo’s condensed consolidated financial statements.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition.

Additional disclosures regarding VIEs are set forth in note 5 to our condensed consolidated financial statements. Inter-company transactions and balances, if any, have been eliminated in consolidation.

Revenue Recognition

Carried Interest Income from Affiliates. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our credit funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other credit funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for carried interest based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Refer to our Segment Analysis in our management’s discussion and analysis of financial condition and results of operations for disclosure of the amounts of carried interest income (loss) from affiliates that was generated from realized versus unrealized losses. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit, private equity and real estate funds.

Management Fees from Affiliates. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our credit funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, or capital contributions, all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets, are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit and private equity funds.

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

Credit Investments. The majority of investments in Apollo’s credit funds are valued based on valuation models and quoted market prices. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The credit funds also enter into foreign currency exchange contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the credit default contract and the original contract price.

Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when no observable market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid investments included in Apollo’s credit investments also may include the market approach and the income approach, as previously described above.

On a quarterly basis, Apollo utilizes a valuation sub-committee consisting of members from senior management to review and approve the valuation results related to our credit investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

Real Estate Investments. For the CMBS portfolio of Apollo’s real estate funds, the estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. For the opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.

On a quarterly basis, Apollo utilizes a valuation sub-committee consisting of members from senior management to review and approve the valuation results related to our real estate investments. Management performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

The fair values of the investments in our private equity, credit and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.

Fair Value of Financial Instruments

U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as discussed in note 9 to our condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 9 to our condensed consolidated financial statements, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $795.5 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of September 30, 2012. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation.

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

Profit Sharing Expense—Profit sharing expense consists of a portion of carried interest recognized in one or more funds that is allocated to employees and former employees. Profit sharing expense is recognized on an accrued basis as the related carried interest income is earned. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and the Contributing Partners.

Changes in the fair value of the contingent obligations that were recognized in connection with certain Apollo acquisitions will be reflected in the Company’s condensed consolidated statements of operations as profit sharing expense.

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

Incentive Fee Compensation. Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our credit funds, based on performance for the period. Incentive fee compensation expense is recognized on an accrual basis as the related carried interest income is earned.

Equity-Based Compensation. Equity-based compensation requires that the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based compensation awards consist of, or provide rights with respect to AOG Units, RSUs, share options, AAA RDUs, ARI restricted stock awards, ARI RSUs and AMTG RSUs. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.

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

Contractual Obligations, Commitments and Contingencies

As of September 30, 2012, the Company’s material contractual obligations consist of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$8,777	$35,483	$35,971	$35,026	$35,125	$106,508	$256,890
Other long-term obligations(2)	3,392	3,264	500	250	—	—	7,406
AMH Credit Agreement(3)	7,594	30,377	85,327	78,210	26,115	623,484	851,107
CIT secured loan agreement	252	9,619	—	—	—	—	9,871

Obligations as of September 30, 2012	$20,015	$78,743	$121,798	$113,486	$61,240	$729,992	$1,125,274

(1)	The Company has entered into sublease agreements and will contractually receive approximately $15.3 million over the remaining periods of 2012 and thereafter.
(2)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(3)	$723.3 million, net ($995.0 million portion less amount repurchased) of the AMH debt matures in January 2017 and $5.0 million matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.18%.

Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.

(i)	Amounts do not include the senior secured term loan entered into by AAA Investments of which $305.3 million was utilized as of September 30, 2012. The term loan matures on June 30, 2015. AAA is consolidated by the Company in accordance with U.S. GAAP. The Company does not guarantee and has no legal obligation to repay amounts outstanding under the term loan. Accordingly, the $305.3 million outstanding balance was excluded from the table above.
(ii)	As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(iii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.

Commitments

Our management companies and general partners have committed that we, or our affiliates, will invest a certain percentage of capital into the funds we manage. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, credit fund and real estate fund as of September 30, 2012 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VII	$467.2	(1)	3.18%	$177.7	1.21%	$151.3	(1)	$56.4
Fund VI	246.2		2.43	6.3	0.06	24.3		0.6
Fund V	100.0		2.67	0.5	0.01	6.3		—	(2)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(2)
Fund III	100.6		6.71	—	—	15.5		—
ANRP	366.5	(1)	40.06	9.7	1.06	280.1	(1)	7.5
AION	124.5		50.85	24.5	10.00	124.5		24.5
Credit:
EPF I(7)	345.5	(3)	20.75	22.8	1.37	68.8	(4)	5.8
EPF II(7)	289.3		11.29	64.3	2.51	275.6		60.6
SOMA(8)	—		—	—	—	—		—
COF I	451.1	(6)	30.38	29.7	2.00	237.4	(6)	4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
ACLF(5)	23.9		2.43	23.9	2.43	12.9		12.9
Palmetto	18.0		1.19	18.0	1.19	7.5		7.5
AIE II(7)	8.4		3.15	5.1	1.94	0.8		0.5
A-A European Senior Debt Fund, L.P.	50.0		100.00	—	—	—		—
FCI	150.7		26.96	—	—	63.8		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	85.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.00	—	—	—	(1)	—
AESI(7)	4.5		0.99	4.5	0.99	2.1		2.1
AEC.	6.8		2.50	2.6	0.96	3.7		1.4
Apollo Centre Street Partnership, L.P.	15.0		2.44	15.0	2.44	10.4		10.4
Apollo Asia Private Credit Fund, L.P.	157.4		91.30	0.1	0.06	110.5		0.1
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	1.5		1.5
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	1.5		1.80	—	—	0.3		—
Stone Tower Credit Solutions Master Fund, Ltd.	1.0		0.92	—	—	0.3		—
Real Estate:
AGRE U.S. Real Estate Fund	613.2	(1)	78.09	13.2	1.68	532.2	(1)	9.80
CPI Capital Partners North America	7.5		1.26	2.0	0.33	0.6		0.2
CPI Capital Partners Europe(7)	7.0		0.47	—	—	1.3		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.7		—
London Prime Apartments Guernsey Holdings Limited(9)	18.3		7.80	0.6	0.23	11.8		0.4
Apollo GSS Holding (Cayman), L.P.(9)	10.5		14.71	3.2	4.52	4.4		1.3
2012 CMBS I Fund, L.P	66.2		100.00	—	—	6.1		—
2012 CMBS II Fund, L.P.	66.2		100.00	—	—	43.8		—
AGRE 2011 A4 Fund, L.P.	234.7		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	33.4		1.10%	33.4	1.10%	33.4		33.4

Total	$4,624.5			$483.2		$2,118.2		$241.7

(1)	As of September 30, 2012, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $35.0 million, respectively, ANRP of $150.0 million and $114.5 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $85.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, and AGRE U.S. Real Estate Fund, L.P. of $300 million and $249.5 million, respectively.
(2)	As of September 30, 2012, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Of the total commitment amount in EPF, AAA, SOMA and Palmetto have approximately €54.5 million, €75.0 million and €106.0 million, respectively.
(4)	Of the total remaining commitment amount in EPF, AAA, SOMA and Palmetto have approximately €10.4 million, €14.3 million and €20.3 million, respectively.
(5)	As of September 30, 2012, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.
(6)	As of September 30, 2012, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(7)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.29 as of September 30, 2012.
(8)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of September 30, 2012, Apollo and its affiliates’ capital balances exceeded the 1% requirement and are not required to fund a capital commitment.
(9)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.62 as of September 30, 2012.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at September 30, 2012 and December 31, 2011 of $241.7 million and $137.9 million, respectively.

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

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at September 30, 2012 was 4.19% and the interest rate on the remaining $5.0 million portion of the loan at September 30, 2012 was 1.44%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $795.5 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at September 30, 2012 is the amount for which the Company expects to settle the AMH Credit Agreement.

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. At December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. During the three and nine months ended September 30, 2012, there was no interest paid. During the three and nine months ended September 30, 2012, there was $0.1 million and $0.2 million accrued interest on the outstanding loan obligation. As of September 30, 2012, the total outstanding loan aggregated $9.2 million, including accrued interest of $1.2 million which approximated fair value, of which approximately $6.6 million was not subject to the indemnity discussed in note 12 to our condensed consolidated financial statements and is a receivable from the Contributing Partners and certain employees.
In accordance with the agreement entered into with the Managing Partners dated July 13, 2007, as amended, and the above credit agreement, we have indemnified the Managing Partners and certain

Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As discussed in note 12 to our condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income or fees of $170.2 million and $3.9 million relating to Fund VI and SOMA, respectively.

Contingent Obligations—Carried interest income in private equity funds, certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through September 30, 2012 and that would be reversed approximates $2.4 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

September 30, 2012
Private Equity Funds:
Fund VII	$1,317,477
Fund V	205,377
Fund IV	27,040
Other (AAA, Stanhope)	23,968

Total Private Equity Funds	1,573,862

Credit Funds:
Distressed and Event-Driven Hedge Funds (Value Funds)	16,900
Mezzanine Funds (AIE II)	30,633
Non-Performing Loan Fund (EPF I)	88,054
Senior Credit Funds (COF I/COF II, ACLF, AESI, AEC, collateralized loan obligations (“CLOs”))	487,802
Stone Tower Funds/CLOs	136,822
Sub-Advisory Arrangements	12,809

Total Credit Funds	773,020

Real Estate Funds:
CPI Other	6,460

Total Real Estate Funds	6,460

Total	$2,353,342

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 12, the Company has recorded a general partner obligation to return previously distributed carried interest income of $170.2 million and $3.9 million relating to Fund VI and SOMA, respectively, as of September 30, 2012.

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

One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds we manage. As of September 30, 2012, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future realized incentive fee revenue earned from certain of the Stone Tower Funds, CLOs, CDOs and managed accounts. This contingent consideration liability had an

Acquisition Date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $120.5 million as of September 30, 2012. Refer to note 3 for additional details related to the Stone Tower acquisition.

In connection with the Gulf Stream acquisition, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest revenue. The contingent obligation had a fair value of approximately $14.0 million as of September 30, 2012, which is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The contingent obligation had a fair value of approximately $4.7 million as of December 31, 2011, which is recorded in due to affiliates in the condensed consolidated statements of financial condition.

In connection with the CPI acquisition, the consideration transferred in the acquisition was contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of September 30, 2012 and December 31, 2011 and is recorded in due to affiliates in the condensed consolidated statements of financial condition.

The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes to the fair value of the contingent consideration obligation will be reflected in profit sharing expense in the condensed consolidated statement of operations.

During the one year measurement period, any changes resulting from facts and circumstances that existed as of the acquisition date will be reflected as a retrospective adjustment to the gain on acquisition and the respective asset acquired or liability assumed.

The Company has determined that the contingent consideration obligations are categorized as Level III liabilities in the fair value hierarchy as the pricing inputs into the determination of fair value require significant management judgment and estimation.

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

The Company is subject to a concentration risk related to the investors in its funds. As of September 30, 2012, no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

•

Our credit funds continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as, fund-wide risks.

Impact on Management Fees—Our management fees are based on one of the following:

•	capital commitments to an Apollo fund;

•	capital invested in an Apollo fund;

•	the gross, net or adjusted asset value of an Apollo fund, as defined; or

•	as otherwise defined in the respective agreements.

Management fees could be impacted by changes in market risk factors and management could consider an investment permanently impaired as a result of (i) such market risk factors cause changes in invested capital or in market values to below cost, in the case of our private equity funds and certain credit funds, or (ii) such market risk factors causing changes in gross or net asset value, for the credit funds. The proportion of our management fees that are based on NAV is dependent on the number and types of our funds in existence and the current stage of each fund’s life cycle.

Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity, credit and real estate transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs are reflected as a reduction to advisory and transaction fees from affiliates. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity, credit and real estate transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the Company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the Fourth Amended Complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a Fifth Amended Complaint that adds ten additional transactions and expands the scope of the class seeking relief. On September 7, 2011, the Court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. On June 14, 2012, the plaintiffs filed a Fifth Amended Complaint. The defendants filed a motion to dismiss the Fifth Amended Complaint in part, and that motion was granted in part and denied in part. On July 21, 2012, all defendants filed motions for summary judgment, and those motions remain pending. By order on November 6, 2012, the Court set oral argument on the summary judgment motions for December 18 and 19, 2012. On August 13, 2012, the New York Times moved to intervene and unseal the Fifth Amended Complaint and associated exhibits, which were not available to the public at the time. The defendants filed an opposition to this motion on August 27, 2012, and also filed a redacted version of the Fifth Amended Complaint on September 10, 2012. On September 14, 2012, the Court issued an order requiring the defendants to file a version of the complaint containing narrowly tailored redactions limited to information that could cause specific and severe harm if released. The Court also rejected the New York Times’ request to unseal exhibits associated with the Fifth Amended Complaint. The defendants filed under seal another version of the Fifth Amended Complaint on October 5, 2012, this time containing only four redactions. The Court accepted this version of the complaint, which was publicly filed on the docket on October 10, 2012. Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. Apollo believes the plaintiffs’ claims lack factual and legal merit and intends to defend it vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo, which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that Apollo is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The

Court has consolidated the Kelm, Miller, and Schnabel cases and ordered that they proceed on the same schedule. On June 18, 2012, the Court appointed lead plaintiffs’ counsel and on September 7, 2012, Plaintiffs filed their consolidated amended complaint, which alleges the same causes of action against Apollo as did the complaints in the Kelm and Miller cases. Defendants’ deadline to respond to the consolidated amended complaint is December 7, 2012. Apollo believes that plaintiffs’ claims against it are without merit. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On July 9, 2012, Apollo was served with a subpoena by the New York Attorney General’s Office regarding Apollo’s fee waiver program. The subpoena is part of what we understand to be an industry-wide investigation by the New York Attorney General into the tax implications of the fee waiver program implemented by numerous private equity and hedge funds. Under the fee waiver program, individual fund managers for Apollo-managed funds may elect to prospectively waive their management fees. Program participants receive an interest in the future profits, if any, earned on the invested amounts that represent waived fees. They receive such profits from time to time in the ordinary course when distributions are made generally, as provided for in the applicable fund governing documents and waiver agreements. Four Apollo funds have implemented the program. Apollo believes its fee waiver program complies with all applicable laws, and is cooperating with the investigation.

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

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors for the nine months ended September 30, 2012.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On October 9, 2012 and November 12, 2012 we issued 150,000 and 25,103 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $2,202,000 and $360,479, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.11	Exchange Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and the Apollo Principal Holders (as defined therein), from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.12	Tax Receivable Agreement, dated as of July 13, 2007, by and among APO Corp., Apollo Principal

Exhibit Number	Exhibit Description

Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.15	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.16	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.17	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.19	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.20	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Third Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.25	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.26	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.27	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.28	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.30	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended March 31, 2011 (File No. 001-35107)).

10.39	Separation Agreement with Henry Silverman (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35107)).

10.40	Amended and Restated Employment Agreement with Joseph F. Azrack, dated June 1, 2012 (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.41	Separation Agreement with Eugene Donnelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.42	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.43	Employment Agreement with Leon D. Black, dated July 19, 2012 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.44	Employment Agreement with Marc. J. Rowan, dated July 19, 2012 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.45	Employment Agreement with Joshua J. Harris, dated July 19, 2012 (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

*10.46	Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†*101.INS	XBRL Instance Document

†*101.SCH	XBRL Taxonomy Extension Scheme Document

†*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Apollo Global Management, LLC
(Registrant)

Date: November 14, 2012	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)