Form 10-K
period 2012-12-13
Apollo Global Management LLC
filed 2013-03-01
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of 43,086,687 Class A shares held by non-affiliates was approximately $741 million.

As of March 1, 2013, there were 132,139,856 Class A shares and 1 Class B share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report; as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this release and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Terms Used in This Report

In this report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to Apollo Global Management, LLC, a Delaware limited liability company, and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries.

“AMH” refers to Apollo Management Holdings, L.P., a Delaware limited partnership owned by APO Corp. and Holdings;

“Apollo funds” and “our funds” refer to the funds, alternative asset companies and other entities that are managed by the Apollo Operating Group;

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

(ii)

the net asset value, or “NAV,” of our credit funds, other than certain collateralized loan obligations (“CLOs”) (such as Apollo Artus Investors 2007-I, L.P.), which we measure by using the mark-to-market value of the aggregate principal amount of the underlying CLO and collateralized debt obligation (“CDO”) credit funds that have a fee generating basis other than mark-to-market asset, plus used or available leverage and/or capital commitments;

(iii)	the gross asset value or net asset value of our real estate entities and the structured portfolio company investments included within the funds we manage, which includes the leverage used by such structured portfolio companies;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets that we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

Fee-generating AUM consists of assets that we manage and on which we earn management fees or monitoring fees pursuant to management agreements on a basis that varies among the Apollo funds. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, generally are based on the total value of certain structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in fee-generating AUM.

Non-fee generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following:

(i)	fair value above invested capital for those funds that earn management fees based on invested capital;

(ii)	net asset values related to general partner and co-investment ownership;

(iii)	unused credit facilities;

(iv)	available commitments on those funds that generate management fees on invested capital;

(v)	structured portfolio company investments that do not generate monitoring fees; and

(vi)	the difference between gross assets and net asset value for those funds that earn management fees based on net asset value.

We use non-fee generating AUM combined with fee-generating AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income;

“carried interest,” “carried interest income,” and “incentive income” refer to interests granted to Apollo by an Apollo fund that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments;

“co-founded” means the individual joined Apollo in 1990, the year in which the Company commenced business operations;

“Contributing Partners” refer to those of our partners (and their related parties) who indirectly own (through Holdings) Apollo Operating Group units;

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

“gross IRR” of a fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2012 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;

“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Managing Partners and Contributing Partners hold their Apollo Operating Group units;

“IRS” refers to the Internal Revenue Service;

“Managing Partners” refer to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals;

“net IRR” of a fund means the gross IRR applicable to all investors, including related parties which may not pay fees, net of management fees, organizational expenses, transaction costs, and certain other fund expenses (including interest incurred by the fund itself) and realized and the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner, thereby reducing the balance attributable to fund investors carried interest all offset to the extent of interest income, and measures returns based on amounts that, if distributed, would be paid to investors of the fund; to the extent that an Apollo private equity fund exceeds all requirements detailed within the applicable fund agreement;

“net return” represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable;

“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;

“permanent capital” means capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, such as AP Alternative Assets, L.P., Apollo Investment Corporation, Apollo Commercial

Real Estate Finance, Inc., Apollo Residential Mortgage, Inc. and Apollo Senior Floating Rate Fund Inc.; such funds may be required, or elect, to return all or a portion of capital gains and investment income;

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

PART I.

ITEM 1. BUSINESS

Overview

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate, with significant distressed investment expertise. We have a flexible mandate in the majority of the funds we manage that enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2012, we had total AUM of $113 billion, including approximately $38 billion in private equity, $64 billion in credit and $9 billion in real estate. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2012.

Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 22 years and lead a team of 634 employees, including 253 investment professionals, as of December 31, 2012. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, Houston, London, Frankfurt, Luxembourg, Singapore, Hong Kong, and Mumbai. We operate our private equity, credit and real estate businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.

Our objective is to achieve superior long-term risk-adjusted returns for our fund investors. The majority of our investment funds are designed to invest capital over periods of seven or more years from inception, thereby allowing us to generate attractive long-term returns throughout economic cycles. Our investment approach is value-oriented, focusing on nine core industries in which we have considerable knowledge and experience, and emphasizing downside protection and the preservation of capital. Our core industry sectors cover chemicals, commodities, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. We are frequently contrarian in our investment approach, which is reflected in a number of ways, including:

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

We rely on our deep industry, credit and financial structuring experience, coupled with our strengths as value-oriented, distressed investors, to deploy significant amounts of new capital within challenging economic environments. As in prior market downturns and periods of significant volatility, in the recent environment our funds have purchased distressed securities and continue to opportunistically build positions in high quality companies with stressed balance sheets in industries where we have deep expertise. Our approach towards investing in distressed situations often requires our funds to purchase particular debt securities as prices are declining, since this allows us both to reduce our funds’ average cost and accumulate sizable positions which may enhance our ability to influence any restructuring plans and maximize the value of our funds’ distressed investments. As a result, our investment approach may produce negative short-term unrealized returns in certain of the funds we manage. However, we concentrate on generating attractive, long-term, risk-adjusted realized returns for our fund investors, and we therefore do not overly depend on short-term results and quarterly fluctuations in the unrealized fair value of the holdings in our funds.

In addition to deploying capital in new investments, we seek to enhance value in the investment portfolios of the funds we manage. We have relied on our transaction, restructuring and credit experience to work proactively with our private equity funds’ portfolio company management teams to identify and execute strategic acquisitions, joint ventures, and other transactions, generate cost and working capital savings, reduce capital expenditures, and optimize capital structures through several means such as debt exchange offers and the purchase of portfolio company debt at discounts to par value.

We had total AUM of $113.4 billion as of December 31, 2012, consisting of $37.8 billion in our private equity business, $64.4 billion in our credit business and $8.8 billion in our real estate business. We have grown our total AUM at a 39% compound annual growth rate from December 31, 2004 to December 31, 2012. In addition, we benefit from mandates with long-term capital commitments in our private equity, credit and real estate businesses. Our long-lived capital base allows us to invest assets with a long-term focus, which is an important component in generating attractive returns for our investors. We believe our long-term capital also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2012, approximately 93% of our AUM was in funds with a contractual life at inception of seven years or more, and 10% of our AUM was in permanent capital vehicles with unlimited duration.

We expect our growth in AUM to continue over time by seeking to create value in our funds’ existing private equity, credit and real estate investments, continuing to deploy our funds’ available capital in what we believe are attractive investment opportunities, and raising new funds and investment vehicles as market opportunities present themselves. See “Item 1A. Risk Factors—Risks Related to Our Businesses—We may not be successful in raising new funds or in raising more capital for certain of our funds and may face pressure on fee arrangements of our future funds.”

Our financial results are highly variable, since carried interest (which generally constitutes a large portion of the income that we receive from the funds we manage), and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. We manage our business and monitor our performance with a focus on long-term performance, an approach that is generally consistent with the investment horizons of the funds we manage and is driven by the investment returns of our funds.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are made available free of charge on or through our website at www.agm.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC.

Our Businesses

We have three business segments: private equity, credit and real estate. As part of our private equity segment, we also manage AP Alternative Assets, L.P. (“AAA”), a publicly listed permanent capital vehicle. The sole investment held by AAA is its interest in AAA Investments, L.P. (“AAA Investments”), which currently has substantially all of its capital invested through various subsidiaries in Athene Holding Ltd., a Bermuda holding company that was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector.

In addition to AAA, we manage several strategic investment accounts (“SIAs”) established to facilitate investments by third-party investors directly in Apollo-sponsored funds and other transactions. We have also raised a dedicated natural resources fund, which we include within our private equity segment that targets global private equity opportunities in energy, metals and mining and select other natural resources sub-sectors. The diagram below summarizes our current businesses:

(1)	All data is as of December 31, 2012, except for certain publicly traded vehicles managed by Apollo for which data is presented as of September 30, 2012.
(2)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.32 as of December 31, 2012.

Private Equity

As a result of our long history of private equity investing across market cycles, we believe we have developed a unique set of skills which we rely on to make new investments and to maximize the value of our existing investments. As an example, through our experience with traditional private equity buyouts, which we refer to herein also as buyout equity, we apply a highly disciplined approach towards structuring and executing transactions, the key tenets of which include acquiring companies at below industry average purchase price multiples, and establishing flexible capital structures with long-term debt maturities and few, if any, financial maintenance covenants.

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

We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception approximately 80% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition.

Distressed Buyouts and Debt Investments

During periods of market dislocation and volatility, we rely on our credit and capital markets expertise to build positions in distressed debt. We target assets with high-quality operating businesses but low-quality balance sheets, consistent with our traditional buyout strategies. The distressed securities our funds purchase include bank debt, public high-yield debt and privately held instruments, often with significant downside protection in the form of a senior position in the capital structure, and in certain situations our funds also provide debtor-in-possession financing to companies in bankruptcy. Our investment professionals generate these distressed buyout and debt investment opportunities based on their many years of experience in the debt markets, and as such they are generally proprietary in nature.

We believe distressed buyouts and debt investments represent a highly attractive risk/reward profile. Our funds’ investments in debt securities have generally resulted in two outcomes. The first and preferred potential outcome, which we refer to as a distressed for control investment, is when our funds are successful in taking control of a company through its investment in the distressed debt. By working proactively through the restructuring process, we are often able to equitize the debt position of our funds to create a well-financed buyout which would then typically be held for a three-to-five year period, similar to other traditional leveraged buyout transactions. The second potential outcome, which we refer to as a non-control distressed investment is when our funds do not gain control of the company. This typically occurs as a result of an increase in the price of the debt investments to levels which are higher than what we consider to be an attractive acquisition valuation. In these instances, we may forgo seeking control, and instead our funds may seek to sell the debt investments over time, typically generating a higher short-term IRR with a lower multiple of invested capital than in the case of a typical distressed for control transaction. We believe that we are a market leader in distressed investing and that this is one of the key areas that differentiates us from our peers.

During the depths of the most recent financial crisis, we believe we were one of the most active market participants, with our funds acquiring over $39 billion of face value of debt investments from inception through December 31, 2012 in an array of distressed strategies whereby our funds purchased levered senior loans, effectuated distressed for control investments and bought back debt of the funds’ portfolio companies at significant discounts to par.

Corporate Carve-outs

Corporate partner buyouts or carve-out situations offer another way to capitalize on investment opportunities during environments in which purchase prices for control of companies are at high multiplies of earnings, making them less attractive for traditional buyout investors. Corporate partner buyouts focus on companies in need of a financial partner in order to consummate acquisitions, expand product lines, buy back stock or pay down debt. In these investments, our funds do not seek control but instead make significant investments that typically allow our funds to demand control rights similar to those that would be required in a traditional buyout, such as control over the direction of the business and ultimate exit.

Although corporate partner buyouts historically have not represented a large portion of our overall investment activity, we do engage in them selectively when we believe circumstances make them an attractive strategy.

Corporate partner buyouts typically have lower purchase multiples and a significant amount of downside protection, when compared with traditional buyouts. Downside protection can come in the form of seniority in the capital structure, a guaranteed minimum return from a creditworthy partner, or extensive governance provisions. We have often been able to use our position as a preferred security holder in several buyouts to weather difficult times in a portfolio company’s lifecycle and to create significant value in investments that otherwise would have been impaired.

Opportunistic Buyouts

We have extensive experience completing leveraged buyouts across various market cycles. We take an opportunistic and disciplined approach to these transactions, generally avoiding highly competitive situations in favor of proprietary transactions where there may be opportunities to purchase a company at a discount to prevailing market averages. Oftentimes, we will focus on complex situations such as out-of-favor industries or “broken” (or discontinued) sales processes where the inherent value may be less obvious to potential acquirers. To further alter the risk/reward profile in our funds’ favor, we often focus on certain types of buyouts such as physical asset acquisitions and investments in non-correlated assets where underlying values tend to change in a manner that is independent of broader market movements.

In the case of physical asset acquisitions, our private equity funds seek to acquire physical assets at discounts to where those assets trade in the financial markets, and to lock in that value arbitrage through comprehensive hedging and structural enhancements.

We believe buyouts of non-correlated assets or businesses also represent attractive investments since they are generally less correlated to the broader economy and provide an element of diversification to our overall portfolio of private equity investments.

In the case of more conventional buyouts, we seek investment opportunities where we believe our focus on complexity and sector expertise will provide us with a significant competitive advantage, whereby we can leverage our knowledge and experience from the nine core industries in which our investment professionals have historically invested private equity capital. We believe such knowledge and experience can result in our ability to find attractive opportunities for our funds to acquire portfolio company investments at lower purchase price multiples.

Other Investments

In addition to our opportunistic, distressed and corporate partner buyout activities, we also maintain the flexibility to deploy capital of our private equity funds in other types of investments such as the creation of new companies, which allows us to leverage our deep industry and distressed expertise and collaborate with experienced management teams to seek to capitalize on market opportunities that we have identified, particularly in asset-intensive industries that are in distress. In these types of situations, we have the ability to establish new entities that can acquire distressed assets at what we believe are attractive valuations without the burden of managing an existing portfolio of legacy assets. Similar to our corporate partner buyout activities, other investments, such as the creation of new companies, historically have not represented a large portion of our overall investment activities, although we do make these types of investments selectively.

Natural Resources

In 2011, Apollo established Apollo Natural Resources Partners, L.P. (together with its parallel funds and alternative investment vehicles, “ANRP”), and has assembled a team of dedicated investment professionals to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy and select other natural resources sectors. ANRP completed its fundraising period during the fourth quarter of 2012, and had over $1.3 billion of committed capital as of December 31, 2012.

AP Alternative Assets, L.P.

AAA is a Guernsey limited partnership whose partners are comprised of (i) AAA Guernsey Limited (“AAA Guernsey” or “Managing General Partner”), which holds 100% of the general partner interests in AAA, and (ii) the holders of common units representing limited partner interests in AAA. The common units are non-voting and are listed on NYSE Euronext in Amsterdam under the symbol “AAA”. AAA Guernsey is a Guernsey limited company and is owned 55% by an individual who is not an affiliate of Apollo and 45% by Apollo Principal Holdings III, L.P., an indirect subsidiary of Apollo. AAA Guernsey is responsible for managing the business and affairs of AAA. AAA generally makes all of these investments through AAA Investments, of which AAA is the sole limited partner.

AAA issued approximately $1.9 billion of equity capital in its initial public offering (“IPO”) in June 2006. AAA was originally designed to give investors in its common units exposure as a limited partner to certain of the strategies that we employ and allowed us to manage the asset allocations to those strategies by investing alongside our private equity funds and directly in our credit funds and certain other opportunistic investments that we sponsor and manage.

On October 31, 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene Holding Ltd. (together with its subsidiaries, “Athene”) in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”) payable at the option of AAA Investments in cash or common shares of Athene Holding Ltd. After the AAA Transaction, Athene was AAA’s only material investment and as of December 31, 2012, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. with an approximate 77% ownership stake (without giving effect to restricted common shares issued under Athene’s management equity plan). Subsequent to December 31, 2012, Athene called additional capital from other investors, and as a result AAA’s ownership of Athene Holding Ltd. was reduced to approximately 72% (without giving effect to restricted common shares issued under Athene’s management equity plan). Additional information related to AAA can be found on its website at www.apolloalternativeassets.com. The information contained in AAA’s website is not part of this report.

In connection with the consummation of the AAA Transaction, on October 31, 2012, AAA and Apollo Alternative Assets, L.P. (“Apollo Alternative Assets”), a subsidiary of Apollo, entered into an amendment to the services agreement pursuant to which Apollo Alternative Assets manages AAA’s assets in exchange for a quarterly management fee. Pursuant to the amendment, the parties agreed that there will be no management fees payable by AAA with respect to the shares of Athene Holding Ltd. that were newly acquired by AAA in the AAA Transaction (the “Excluded Athene Shares”). Likewise, affiliates of Apollo Alternative Assets will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. AAA will continue to pay Apollo Alternative Assets the same management fee on AAA’s investment in Athene (other than the Excluded Athene Shares), except that Apollo Alternative Assets agreed that AAA’s obligation to pay the existing management fee shall terminate on December 31, 2014. The amendment provides for Apollo Alternative Assets to receive a formulaic unwind of its management fee in the event that AAA makes a tender offer for all or substantially all of its outstanding units where the consideration is to be paid in shares of Athene Holding Ltd (or if AAA accomplishes a similar transaction using an alternative structure): up to a cap of $30.0 million if the realization event commences in 2013, $25.0 million if the realization event commences in 2014, $20.0 million if the realization event commences in 2015 and zero if the realization event commences in 2016 or thereafter. Apollo Alternative Assets has further agreed that AAA has the option to settle all such management fees payable either in cash or shares of Athene Holding Ltd. valued at the then fair market value (or an equivalent derivative). Carried interest payable to an affiliate of Apollo Alternative Assets will be paid in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind or paid in cash if AAA sells the shares of Athene Holding Ltd.

Building Value in Portfolio Companies

We are a “hands-on” investor organized around nine core industries where we believe we have significant knowledge and expertise, and we remain actively engaged with the management teams of the portfolio companies of our private equity funds. We have established relationships with operating executives that assist in the diligence review of new opportunities and provide strategic and operational oversight for portfolio investments. We actively work with the management of each of the portfolio companies of the funds we manage to maximize the underlying value of the business. To achieve this, we take a holistic approach to value-creation, concentrating on both the asset side and liability side of the balance sheet of a company. On the asset side of the balance sheet, Apollo works with management of the portfolio companies to enhance the operations of such companies. Our investment professionals assist portfolio companies in rationalizing non-core and underperforming assets, generating cost and working capital savings, and maximizing liquidity. On the liability side of the balance sheet, Apollo relies on its deep credit structuring experience and works with management of the portfolio companies to help optimize the capital structure of such companies through proactive restructuring of the balance sheet to address near-term debt maturities. We also seek to capture discounts on publicly traded debt securities through exchange offers and potential debt buybacks. In addition, we have established a group purchasing program to help portfolio companies to leverage the combined corporate spending among Apollo and portfolio companies of the funds it manages in order to seek to reduce costs, optimize payment terms and improve service levels for all program participants.

Exiting Investments

The value of the investments that have been made by our funds are typically realized through either an IPO of common stock on a nationally recognized exchange or through the private sale of the companies in which our funds have invested. We believe the advantage of having long-lived funds and investment discretion is that we are able to time our funds’ exit to maximize value.

Portfolio Company Holdings

The following table presents the current list of portfolio companies of our private equity funds as of December 31, 2012.

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region	Sole Financial Sponsor at Time of Initial Investment
EP Energy LLC	2012	Fund VII & ANRP	Corporate Carve-outs	Oil & Gas	North America	No
Great Wolf Resorts	2012	Fund VII	Opportunistic Buyouts	Media, Entertainment & Cable	North America	Yes
Pinnacle - Jimmy Sanders	2012	Fund VII & ANRP	Opportunistic Buyouts	Agriculture	North America	Yes
Talos	2012	Fund VII & ANRP	Opportunistic Buyouts	Oil & Gas	North America	No
Taminco	2012	Fund VII	Opportunistic Buyouts	Chemicals	Western Europe	No
Ascometal	2011	Fund VII & ANRP	Corporate Carve-outs	Materials	Western Europe	Yes
Brit Insurance	2011	Fund VII	Opportunistic Buyouts	Insurance	Western Europe	No
CORE Media Group (formerly CKx)	2011	Fund VII	Opportunistic Buyouts	Media, Entertainment & Cable	North America	Yes
Sprouts Farmers Markets	2011	Fund VI	Corporate Carve-outs	Food Retail	North America	Yes
Welspun	2011	Fund VII & ANRP	Opportunistic Buyouts	Materials	India	No
Aleris International	2010	Fund VII & VI	Distressed Buyouts	Building Products	Global	No
Athlon	2010	Fund VII	Opportunistic Buyouts	Oil & Gas	North America	Yes
CKE Restaurants Inc.	2010	Fund VII	Opportunistic Buyouts	Food Retail	North America	Yes
Constellium (formerly Alcan)	2010	Fund VII	Corporate Carve-outs	Materials	Western Europe	No
EVERTEC	2010	Fund VII	Corporate Carve-outs	Financial Services	Puerto Rico	No
Gala Coral Group	2010	Fund VII & VI	Distressed Buyouts	Gaming & Leisure	Western Europe	No
LyondellBasell	2010	Fund VII & VI	Distressed Buyouts	Chemicals	Global	No
Monier	2010	Fund VII	Distressed Buyouts	Building Products	Western Europe	No
Veritable Maritime	2010	Fund VII	Opportunistic Buyouts	Shipping	North America	Yes
Charter Communications	2009	Fund VII & VI	Distressed Buyouts	Media, Entertainment & Cable	North America	No
Dish TV	2009	Fund VII	Opportunistic Buyouts	Media, Entertainment & Cable	India	No
Caesars Entertainment	2008	Fund VI	Opportunistic Buyouts	Gaming & Leisure	North America	No
Norwegian Cruise Line	2008	Fund VI	Opportunistic Buyouts	Cruise	North America	Yes
Claire’s	2007	Fund VI	Opportunistic Buyouts	Specialty Retail	Global	Yes
Countrywide	2007	Fund VI	Opportunistic Buyouts	Real Estate Services	Western Europe	Yes
Jacuzzi Brands	2007	Fund VI	Opportunistic Buyouts	Building Products	Global	Yes
Noranda Aluminum	2007	Fund VI	Corporate Carve-outs	Materials	North America	Yes
Prestige Cruise Holdings	2007	Fund VII & VI	Opportunistic Buyouts	Cruise	North America	Yes
Realogy	2007	Fund VI	Opportunistic Buyouts	Real Estate Services	North America	Yes
Vantium	2007	Fund VII	Other Investments	Business Services	North America	Yes
Berry Plastics(1)	2006	Fund VI & V	Corporate Carve-outs	Packaging & Materials	North America	Yes
CEVA Logistics(2)	2006	Fund VI	Corporate Carve-outs	Logistics	Western Europe	Yes
Rexnord(3)	2006	Fund VI	Opportunistic Buyouts	Diversified Industrial	North America	Yes
SourceHOV(4)	2006	Fund V	Opportunistic Buyouts	Financial Services	North America	Yes
Verso Paper	2006	Fund VI	Corporate Carve-outs	Paper Products	North America	Yes
Affinion Group	2005	Fund V	Corporate Carve-outs	Financial Services	North America	Yes
Metals USA	2005	Fund V	Opportunistic Buyouts	Distribution & Transportation	North America	Yes
PLASE Capital	2003	Fund V	Opportunistic Buyouts	Financial Services	North America	Yes
Momentive Performance Materials	2000/2004/2006	Fund IV, V & VI	Corporate Carve-outs	Chemicals	North America	Yes
Quality Distribution	1998	Fund III	Opportunistic Buyouts	Distribution & Transportation	North America	Yes
Debt Investment Vehicles - Fund VII	Various	Fund VII	Debt Investments	Various	Various	Various
Debt Investment Vehicles - Fund VI	Various	Fund VI	Debt Investments	Various	Various	Various
Debt Investment Vehicles - Fund V	Various	Fund V	Debt Investments	Various	Various	Various

(1)	Prior to merger with Covalence Specialty Material Holdings Corp.
(2)	Includes add-on investment in EGL, Inc.

(3)	Includes add-on investment in Zurn Industries Inc.
(4)	Subsequent to merger with SOURCECORP.

Credit

Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a $3.5 billion high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2012, Apollo’s credit segment had total AUM and fee-generating AUM of $64.4 billion and $49.5 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds.

Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, has been organized by the following six functional groups:

Credit AUM

(in billions)

U.S. Performing Credit

The U.S. performing credit group provides investment management services to funds, including SIAs, that primarily focus on income-oriented, senior loan and bond investment strategies. The U.S. performing credit group also includes CLOs that we raise and manage internally. As of December 31, 2012, our U.S. performing credit group had total AUM and fee-generating AUM of $27.5 billion and $20.6 billion, respectively.

Structured Credit

The structured credit group provides investment management services to funds, including SIAs, that primarily focus on structured credit investment strategies that target multiple tranches of structured securities with favorable and protective lending terms, predictable payment schedules, strong financials, and low historical levels of default by underlying borrowers, among other characteristics. These strategies include investments in externally managed CLOs, residential mortgage-backed securities, asset-backed securities and other structured instruments, including insurance-linked securities and longevity-based products. The structured credit group also serves as substitute investment manager for a number of asset-

backed CDOs and other structured vehicles. As of December 31, 2012, our structured credit group had total AUM and fee-generating AUM of $11.4 billion and $7.6 billion, respectively.

Opportunistic Credit

The opportunistic credit group provides investment management services to funds, including SIAs, that primarily focus on credit investment strategies that are often less liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. The opportunistic credit funds and SIAs invest in a broad array of primary and secondary opportunities encompassing performing, stressed and distressed public and private securities primarily within corporate credit, including senior loans, high yield, mezzanine, debtor in possession financings, rescue or bridge financings, and other debt investments. Additionally, certain opportunistic credit funds will selectively invest in aircraft, energy and structured credit investment opportunities. In certain cases, leverage can be employed in connection with these strategies by having fund subsidiaries or special-purpose vehicles incur debt or by entering into credit facilities or other debt transactions to finance the acquisition of various credit investments. As of December 31, 2012, our opportunistic credit group had total AUM and fee-generating AUM of $6.2 billion and $4.7 billion, respectively.

Non-performing Loans

The non-performing loan group provides investment management services to funds, including SIAs, that primarily invest in European commercial and residential real estate performing and non-performing loans (“NPLs”) and unsecured consumer loans. The non-performing loan group also controls captive pan-European loan servicing and property management platforms within certain of the NPL investment vehicles that we manage. These loan servicing and property management platforms currently operate in six European countries and directly service approximately 56,000 loans secured by approximately 19,000 commercial and residential properties. The post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of NPLs, limit participation by traditional long only investors, hedge funds, and private equity funds, resulting in what we believe to be a unique opportunity for our credit business. As of December 31, 2012, our non-performing loans group had total AUM and fee-generating AUM of $6.4 billion and $4.5 billion, respectively.

European Credit

The European credit group provides investment management services to funds, including SIAs, that focus on investment strategies in a variety of credit opportunities in Europe across a company’s capital structure. The European credit group invests in senior secured loans and notes, mezzanine loans, subordinated notes, distressed and stressed credit and other idiosyncratic credit investments of companies established or operating in Europe, with a focus on Western Europe. As of December 31, 2012, our European credit group had total AUM and fee-generating AUM of $1.9 billion and $1.3 billion, respectively.

Athene

During 2009, Athene Holding Ltd. was founded to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding Ltd. is the direct or indirect parent of the following principal operating subsidiaries: Athene Life Re Ltd., a Bermuda-based reinsurance company formed in 2009 that is focused on the fixed annuity reinsurance sector; Athene Annuity & Life Assurance Company (formerly known as Liberty Life Insurance Company), a Delaware-domiciled (formerly South Carolina domiciled) stock life insurance company acquired by Athene Holding Ltd. in 2011 that is focused on retail sales and reinsurance in the retirement services market; Athene Life Insurance Company, a Delaware-domiciled (formerly Indiana domiciled) stock life insurance company formed in 2010 that is focused on the institutional funding agreement backed note and funding agreement markets; and Presidential Life Corporation, a Delaware corporation headquartered in Nyack, New York, which markets and sells a variety of fixed annuity products principally in New York through its wholly owned subsidiary, Presidential Life Insurance Company, a New York-domiciled stock life insurance company.

On December 28, 2012, Athene Annuity & Life Assurance Company completed the acquisition of Presidential Life Corporation.

On December 21, 2012, Athene Holding Ltd. entered into an agreement with Aviva plc to acquire Aviva USA Corporation, an Iowa corporation, which markets and sells a variety of fixed annuity and life insurance products in the U.S. through its wholly owned subsidiaries Aviva Life and Annuity Company, an Iowa-domiciled stock life insurance company, and Aviva Life & Annuity Company of New York, a New York-domiciled stock life insurance company. The acquisition is subject to customary closing conditions, including the approval of the acquisition of control of Aviva Life and Annuity Company by the Iowa Insurance Division and the approval of the acquisition of control of Aviva Life & Annuity Company of New York by the New York State Department of Financial Services.

Apollo also formed Athene Asset Management LLC (“Athene Asset Management”) during 2009, an investment manager that receives fees for asset management services provided to Athene and other insurance clients, including asset allocation and portfolio management strategies. As of December 31, 2012, Athene Asset Management had $15.8 billion of total AUM, of which approximately $5 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles.

Real Estate

We have assembled a dedicated global investment management team to pursue real estate investment opportunities which we believe benefits from Apollo’s long-standing history of investing in both credit and real estate-related sectors such as hotels and lodging, leisure, and logistics.

We believe our dedicated real estate platform benefits from, and contributes to, Apollo’s integrated platform, and further expands Apollo’s deep real estate industry knowledge and relationships. As of December 31, 2012, our real estate business had total and fee-generating AUM of approximately $8.8 billion and $4.5 billion, respectively.

Citi Property Investors (“CPI”) Business

On November 12, 2010, Apollo completed the acquisition of the CPI business, which was the real estate investment management business of Citigroup Inc. The CPI business had total AUM of approximately $2.9 billion as of December 31, 2012. CPI is an integrated real estate investment platform with investment professionals located in Asia, Europe and North America. As part of the acquisition, Apollo acquired general partner interests in, and advisory agreements with, various real estate investment funds and co-invest vehicles and added to its team of real estate professionals.

Apollo Commercial Real Estate Finance, Inc.

In September 2009, we launched Apollo Commercial Real Estate Finance, Inc. (“ARI”), a publicly traded real estate investment trust managed by Apollo that acquires, originates, invests in and manages performing commercial first mortgage loans, commercial mortgage backed securities (“CMBS”), mezzanine investments and other commercial real estate-related investments in the United States. The company trades on the New York Stock Exchange (the “NYSE”) under the symbol “ARI.” As of September 30, 2012, ARI had total and fee-generating AUM of approximately $0.8 billion and $0.4 billion, respectively.

CMBS Funds

Since December 2009, we have launched four real estate accounts formed to invest principally in CMBS. We collectively refer to these four accounts (AGRE CMBS Fund, L.P., 2011 A4 Fund, L.P., 2012 CMBS-I Fund, L.P., and the 2012 CMBS-II Fund, L.P.) as the “CMBS Funds”. As of December 31, 2012,

the CMBS Funds had total and fee-generating AUM of approximately $2.4 billion and $0.3 billion, respectively.

AGRE U.S. Real Estate Fund, L.P.

Apollo Global Real Estate Management, L.P. (“AGRE”), an indirect subsidiary of Apollo, is the sponsor of the AGRE U.S. Real Estate Fund, L.P. (“AGRE U.S. Real Estate Fund”), which pursues investment opportunities to recapitalize, restructure and acquire real estate assets, portfolios and companies primarily in the United States. As of December 31, 2012, the AGRE U.S. Real Estate Fund had $785.2 million of committed capital, including committed capital from co-investors.

Strategic Investment Accounts

Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2012, approximately $2.4 billion of our total AUM was managed through one of our SIAs.

Fundraising and Investor Relations

We believe our performance track record across our funds has resulted in strong relationships with our fund investors. Our fund investors include many of the world’s most prominent pension and sovereign wealth funds, university endowments and financial institutions, as well as individuals. We maintain an internal team dedicated to investor relations across our private equity, credit and real estate businesses.

In our private equity business, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base of our private equity funds includes both investors from prior funds and new investors. In many instances, investors in our private equity funds have increased their commitments to subsequent funds as our private equity funds have increased in size. During our Fund VI fundraising effort, investors representing over 88% of Fund V’s capital committed to the new fund. During our Fund VII fundraising effort, investors representing over 84% of Fund VI’s capital committed to Fund VII. The single largest unaffiliated investor represents 6% of Fund VI’s commitments and 7% of Fund VII’s commitments. In addition, many of our investment professionals commit their own capital to each private equity fund.

During the management of a private equity fund, we maintain an active dialogue with our limited partner investors. We host quarterly webcasts that are led by members of our senior management team and we provide quarterly reports to the limited partner investors detailing recent performance by investment. We also organize an annual meeting for our private equity investors that consists of detailed presentations by the senior management teams of many of our current investments. From time to time, we also hold meetings for the advisory board members of our private equity funds.

In our credit business, we have raised private capital from prominent institutional investors and have also raised capital from public market investors, as in the case of Apollo Investment Corporation (“AINV”), Apollo Senior Floating Rate Fund Inc. (“AFT”) and Apollo Residential Mortgage Inc. (“AMTG”). AINV is listed on the NASDAQ Global Select Market and complies with the reporting requirements of that exchange. AFT and AMTG are listed on the NYSE and comply with the reporting requirements of that exchange.

In our real estate business, we have raised capital from prominent institutional investors and we have also raised capital from public market investors, as in the case of ARI. ARI is listed on the NYSE and complies with the reporting requirements of that exchange.

Investment Process

We maintain a rigorous investment process and a comprehensive due diligence approach across all of our funds. We have developed policies and procedures, the adequacy of which are reviewed annually, that govern the investment practices of our funds. Moreover, each fund is subject to certain investment criteria set forth in its governing documents that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one company and the geographic regions in which the fund will invest. Our investment professionals are familiar with our investment policies and procedures and the investment criteria applicable to the funds that they manage. Our investment professionals interact frequently across our businesses on a formal and informal basis.

We have in place certain procedures to allocate investment opportunities among our funds. These procedures are meant to ensure that each fund is treated fairly and that transactions are allocated in a way that is equitable, fair and in the best interests of each fund, subject to the terms of the governing agreements of such funds.

Private Equity Investment Process

Our private equity investment professionals are responsible for selecting, evaluating, structuring, diligence, negotiating, executing, monitoring and exiting investments for our traditional private equity funds, as well as pursuing operational improvements in our funds’ portfolio companies. These investment professionals perform significant research into each prospective investment, including a review of the company’s financial statements, comparisons with other public and private companies and relevant industry data. The due diligence effort will also typically include:

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

After discussing the proposed transaction with the deal team, the investment committee will decide whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process. The investment committee will typically conduct several lengthy meetings to consider a particular investment before finally approving that investment and its terms. Both at such meetings and in other discussions with the deal team, our Managing Partners and partners will provide guidance to the deal team on strategy, process and other pertinent considerations. Every private equity investment requires the approval of our Managing Partners.

Our private equity investment professionals are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. Disposition decisions made on behalf of our private equity funds are subject to careful review and approval by the private equity investment committee, including our Managing Partners.

Credit and Real Estate Investment Process

Our credit and real estate investment professionals are responsible for selecting, evaluating, structuring, diligence, negotiating, executing, monitoring and exiting investments for our credit funds and real estate funds, respectively. The investment professionals perform significant research into and due diligence of each prospective investment, and prepare analyses of recommended investments for the investment committee of the relevant fund.

Investment decisions are scrutinized by the investment committees where applicable, who review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. Close attention is given to how well a proposed investment is aligned with the distinct investment objectives of the fund in question, which in many cases have specific geographic or other focuses. The investment committee of each of our credit funds and real estate funds generally is provided with a summary of the investment activity and performance of the relevant funds on at least a monthly basis.

Overview of Fund Operations

Investors in our private equity funds and our real estate equity funds make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for any given private equity fund by taking into account current market opportunities and conditions, as well as investor expectations. The general partner’s capital commitment is determined through negotiation with the fund’s investor base. The commitments are generally available for six years during what we call the investment period. We have typically invested the capital committed to our funds over a three to four year period. Generally, as each investment is realized, our private equity funds first return the capital and expenses related to that investment and any previously realized investments to fund investors and then distribute any profits. These profits are typically shared 80% to the investors in our private equity funds and 20% to us so long as the investors receive at least an 8% compounded annual return on their investment, which we refer to as a “preferred return” or “hurdle.” Our private equity funds typically terminate ten years after the final closing, subject to the potential for two one-year extensions. Dissolution of those funds can be accelerated upon a majority vote of investors not affiliated with us and, in any case, all of our funds also may be terminated upon the occurrence of certain other events. Ownership interests in our private equity funds and certain of our credit and real estate funds are not, however, subject to redemption prior to termination of the funds.

The processes by which our credit and real estate funds receive and invest capital vary by type of fund. AINV, AMTG, AFT and ARI, for instance, raise capital by selling shares in the public markets and these vehicles can also issue debt. Many of our opportunistic credit funds sell shares or limited partner interests, subscriptions which are payable in full upon a fund’s acceptance of an investor’s subscription, via private placements. Other funds have drawdown structures, such as Apollo European Principal Finance Fund, L.P. (“EPF I”), Apollo European Principal Finance Fund II, L.P. (“EPF II”), Apollo Investment Europe II, L.P. (“AIE II”), Apollo Credit Opportunity Fund I, L.P (“COF I”), and Apollo Credit Opportunity Fund II, L.P. (“COF II”), where investors made a commitment to provide capital at the formation of such funds and deliver capital when called by us as investment opportunities become available. As with our private equity funds, the amount of initial capital commitments for our credit funds is determined by taking into account current market opportunities and conditions, as well as investor expectations. The general partner commitments for our credit funds that are structured as limited partnerships are determined through negotiation with the funds’ investor base. The fees and incentive income we earn for management of our credit funds and the performance of these funds and the terms of such funds governing withdrawal of capital and fund termination vary across our credit funds and are described in detail below.

We conduct the management of our private equity, credit and real estate funds primarily through a partnership structure, in which limited partnerships organized by us accept commitments and/or funds for investment from investors. Funds are generally organized as limited partnerships with respect to private equity funds and other U.S. domiciled vehicles and limited partnership and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. Typically, each fund has an investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers

Act”). Responsibility for the day-to-day operations of the funds is typically delegated to the funds’ respective investment advisors pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment advisor to the applicable funds, certain rights of termination in respect of our investment advisory agreements and, generally, with respect to our credit funds (as these matters are covered in the limited partnership agreements of the private equity funds), the calculation of management fees to be borne by investors in such funds, as well as the calculation of the manner and extent to which other fees received by the investment advisor from fund portfolio companies serve to offset or reduce the management fees payable by investors in our funds. The funds themselves generally do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the Investment Company Act excepts from its registration requirements funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” or “knowledgeable employees” for purposes of the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from its registration requirements privately placed funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.

In addition to having an investment advisor, each fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all policy and investment decisions relating to the conduct of the fund’s business. The general partner is responsible for all decisions concerning the making, monitoring and disposing of investments, but such responsibilities are typically delegated to the fund’s investment advisor pursuant to an investment advisory (or similar) agreement. The limited partners of the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by the fund’s general partner in its sole discretion, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner or investment advisor for cause or cause an early dissolution by a simple majority vote. In connection with the private offering transactions that occurred in 2007 pursuant to which we sold shares of Apollo Global Management, LLC to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act (“Private Offering Transactions”) and the reorganization of the Company’s predecessor business (the “2007 Reorganization”), we deconsolidated certain of our private equity and credit funds that have historically been consolidated in our financial statements and amended the governing agreements of those funds to provide that a simple majority of a fund’s investors have the right to accelerate the dissolution date of the fund.

In addition, the governing agreements of our private equity funds and certain of our credit and real estate funds enable the limited partners holding a specified percentage of the interests entitled to vote not to elect to continue the limited partners’ capital commitments for new portfolio investments in the event certain of our Managing Partners do not devote the requisite time to managing the fund or in connection with certain triggering events (as defined in the applicable governing agreements). In addition to having a significant, immeasurable negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us. Further, the loss of one or more of our Managing Partners may result in the acceleration of our debt. The loss of the services of any of our Managing Partners would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners.

General Partner and Professionals Investments and Co-Investments

General Partner Investments

Certain of our management companies and general partners are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments of $258.3 million and $137.9 million at December 31, 2012 and 2011, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), Apollo may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of December 31, 2012, Apollo had no current obligations to Artus.

On December 21, 2012, Apollo agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States.

Managing Partners and Other Professionals Investments

To further align our interests with those of investors in our funds, our Managing Partners and other professionals have invested their own capital in our funds. Our Managing Partners and other professionals will either re-invest their carried interest to fund these investments or use cash on hand or funds borrowed from third parties. We generally have not historically charged management fees or carried interest on capital invested by our Managing Partners and other professionals directly in our private equity and credit funds.

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

All of the investment advisors of our funds are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions.

Each of AFT and Apollo Tactical Income Fund Inc. (“AIF”) is a registered investment company under the Investment Company Act. AINV is a registered investment company that has elected to be treated as a business development company under the Investment Company Act. Each of AFT and AINV has elected, and AIF intends to elect, for U.S. Federal tax purposes to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, each of AFT, AIF and AINV is required to distribute at least 90% of its ordinary income and realized, net short-term capital gains in excess of realized net long-term capital losses, if any, to its shareholders. In addition, in order to avoid excise tax, it needs to distribute at least 98% of its income (such income to include both ordinary income and net capital gains), which would take into account short-term and long-term capital gains and losses. Each of AFT, AIF and AINV, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay an excise tax on this income. In addition, as a business development company, AINV must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of AINV’s total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” In late 2006, the SEC adopted rules under the Investment Company Act to expand the definition of “eligible portfolio company” to include all private companies and companies whose securities are not listed on a national securities exchange. The rules also permit AINV to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

ARI elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with its taxable year ended December 31, 2009. AMTG also elected to be taxed as a REIT under the Internal Revenue Code, commencing with its fiscal year ending December 31, 2011. To maintain their qualification as REITs, ARI and AMTG must distribute at least 90% of their taxable income to their shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code.

During 2011, we formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, Inc. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS will earn underwriting and transaction fees for its services.

Broker-dealers are subject to regulations that cover all aspects of the securities business. In particular, as a registered broker-dealer and member of a self regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

In December 2012, the Delaware Department of Insurance approved our application to acquire control (as the ultimate parent of the general partner or manager of certain shareholders of Athene) of the U.S. insurance company subsidiaries of Athene Holding Ltd. in connection with the restructuring of Athene and the New York State Department of Financial Services approved our application to acquire control (as the ultimate parent of the general partner or manager of certain shareholders of Athene) of Presidential Life Insurance Company. As a result, we became subject to insurance holding company system laws and regulations in Delaware and New York, which are the states in which the current insurance company subsidiaries of Athene Holding Ltd. are domiciled. In addition, following the completion of Athene’s acquisition of Aviva USA Corporation, we will become subject to insurance holding company system laws and regulations in Iowa. These regulations generally require each of such insurance company subsidiaries to register with the insurance department in its state of domicile and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of such insurance company subsidiaries to pay dividends and make other distributions to their parent companies. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, reinsurance agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the applicable domiciliary insurance department.

The insurance laws of Delaware prohibit any person from acquiring control of an insurance company or its parent company unless that person has filed a notification with specified information with the Delaware Commissioner of Insurance (the “Commissioner”) and has obtained the Commissioner’s prior approval. The insurance laws of New York prohibit any person from acquiring control of an insurance company or its parent company unless that person has filed a notification with specified information with the New York Superintendent of Financial Services (the “Superintendent”) and has obtained the Superintendent’s prior approval. Under both Delaware and New York statutes, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Apollo without the requisite prior approvals will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities or prohibiting the voting of those securities, or to other actions that may be taken by the applicable state insurance regulators.

In addition, many U.S. state insurance laws require prior notification to state insurance departments of an acquisition of control of a non-domiciliary insurance company doing business in that state if the acquisition would result in specified levels of market concentration. While these pre-notification statutes do not authorize the state insurance departments to disapprove the acquisition of control, they authorize regulatory action in the affected state, including requiring the insurance company to cease and desist from doing certain types of business in the affected state or denying a license to do business in the affected state, if particular conditions exist, such as substantially lessening competition in any line of business in such state. Any transactions that would constitute an acquisition of control of Apollo may require prior notification in those states that have adopted pre-acquisition notification laws. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of Apollo (in particular through an unsolicited transaction), even if Apollo might consider such transaction to be desirable for its shareholders.

Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. In the United States, the National Association of Insurance Commissioners has promulgated a model law for consideration by the various states that would provide for more extensive informational reporting by parents and affiliates of insurance companies. Internationally, the International Association of Insurance Supervisors is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups. Changes to existing laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our subsidiaries.

In addition, state insurance departments also have broad administrative powers over the insurance business of our insurance company affiliates, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices and other matters.

Apollo Management International LLP is authorized and regulated by the U.K. Financial Services Authority. As of April 11, 2013, the Financial Services Authority will be replaced by the Financial Conduct Authority.

AAA is regulated under the Authorized Closed-ended Investment Scheme Rules 2008 issued by the Guernsey Financial Services Commission (“GFSC”) with effect from December 15, 2008 under The Protection of Investors (Bailiwick of Guernsey) Law 1987, as amended (the “New Rules”). AAA is deemed to be an authorized closed-ended investment scheme under the New Rules.

Apollo Advisors (Mauritius) Ltd (“Apollo Mauritius”), one of our subsidiaries, and AION Capital Management Limited (“AION Manager”), one of our joint venture investments, are licensed providers of investment management services in the Republic of Mauritius and are subject to applicable Mauritian securities laws and the oversight of the Financial Services Commission (Mauritius) (the “FSC”). Each of Apollo Mauritius and AION Manager is subject to limited regulatory requirements under the Mauritian Securities Act 2005, Mauritian Financial Services Act 2007 and relevant ancillary regulations, including, ongoing reporting and record keeping requirements, anti-money laundering obligations, obligations to ensure that it and its directors, key officers and representatives are fit and proper and requirements to maintain positive shareholders’ equity. The FSC is responsible for administering these requirements and ensuring the compliance of Apollo Mauritius and AION Manager with them. If Apollo Mauritius or AION Manager contravenes any such requirements, such entities and/or their officers or representatives may be subject to a fine, reprimand, prohibition order or other regulatory sanctions.

AGM India Advisors Private Limited is regulated by the Company Law Board (also known as the Ministry of Company Affairs) through the Companies Act of 1956 in India. Additionally since there are foreign investments in the company, AGM India Advisors Private Limited is also subject to the rules and regulations applicable under the Foreign Exchange Management Act of 1999 which falls within the purview of Reserve Bank of India.

The SEC and various self-regulatory organizations have in recent years increased their regulatory activities in respect of investment management firms.

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

Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Legal Officer serves as the Chief Compliance Officer and supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

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

Competition

The investment management industry is intensely competitive, and we expect it to remain so. We compete both globally and on a regional, industry and niche basis.

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

Depending on the investment, we expect to face competition in acquisitions primarily from other private equity, credit and real estate funds, specialized funds, hedge fund sponsors, other financial institutions, corporate buyers and other parties. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors could well lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit.

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

If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we may be obligated to repay the amount by which incentive income that was previously distributed to us exceeds amounts to which we are ultimately entitled. Our fund investors and potential fund investors continually assess our funds’ performance and our ability to raise capital. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income.

We depend on Leon Black, Joshua Harris and Marc Rowan, and the loss of any of their services would have a material adverse effect on us.

The success of our businesses depends on the efforts, judgment and personal reputations of our Managing Partners, Leon Black, Joshua Harris and Marc Rowan. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our Managing Partners is crucial to our success. Subject to the terms of their employment, non-competition and non-solicitation agreements, our Managing Partners may resign, join our competitors or form a competing firm at any time. If any of our Managing Partners were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our Managing Partners may have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners. In addition, the loss of one or more of our Managing Partners may result in the termination of our role as general partner of one or more of our funds and the acceleration of our debt. Although our Managing Partners have entered into employment, non-competition and non-solicitation agreements, which impose certain restrictions on competition and solicitation of our employees by our Managing Partners if they terminate their employment, a court may not enforce these provisions. See “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Employment, Non-Competition and Non-Solicitation Agreement with Chairman and Chief Executive Officer” for a more detailed description of the terms of the agreement for one of our Managing Partners.

Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.

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

Our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Global financial markets have experienced considerable volatility in the valuations of equity and debt securities, a contraction in the availability of credit and an increase in the cost of financing. Volatility in the financial markets can materially hinder the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. If market conditions deteriorate, our business could be affected in different ways. In addition, these events and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more impacted by changes in consumer demand, such as travel and leisure, gaming and real estate. The performance of our funds and our performance may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.

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

•	lower investment returns, reducing incentive income;

•	higher interest rates, which could increase the cost of the debt capital we use to acquire companies in our private equity business; and

•	material reductions in the value of our fund investments, affecting our ability to realize carried interest from these investments.

Lower investment returns and such material reductions in value may result, among other reasons, because during periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments and harm our AUM and operating results. Furthermore, such conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our opportunistic and European credit funds and our U.S. performing credit funds. Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets, and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.

A decline in the pace of investment in our funds would result in our receiving less revenue from transaction and advisory fees.

The transaction and advisory fees that we earn are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and could make it more difficult for us to raise capital.

If one or more of our Managing Partners or other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under our credit agreement.

The governing agreements of certain of our funds provide that in the event certain “key persons” (such as one or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to our business, the commitment period will terminate if a certain percentage in interest of the investors do not vote to continue the commitment period. This is true of Fund VI and Fund VII, on which our near- to medium-term performance will heavily depend. EPF I and II have a similar provision. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.

In addition, it will be an event of default under the April 20, 2007 credit agreement that AMH, one of the entities in the Apollo Operating Group, entered into (the “AMH Credit Agreement”), under which AMH borrowed a $1.0 billion variable-rate term loan (of which approximately $728.3 million was outstanding as of December 31, 2012) if either (i) Mr. Black, together with related persons or trusts, shall cease as a group to participate to a material extent in the beneficial ownership of AMH or (ii) two of the group constituting Messrs. Black, Harris and Rowan shall cease to be actively engaged in the management of the AMH loan parties. If such an event of default occurs and the lenders exercise their right to accelerate repayment of the loan, we are unlikely to have the funds to make such repayment and the lenders may take control of us, which is likely to materially adversely impact our results of operations. Even if we were able to refinance our debt, our financial condition and results of operations would be materially adversely affected.

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

Over the last few years, a large number of institutional investors that invest in alternative assets and have historically invested in our funds experienced negative pressure across their investment portfolios, which may affect our ability to raise capital from them. As a result of the global economic downturn during 2008 and 2009, these institutional investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. Consequently, many of these investors were left with disproportionately outsized remaining commitments to a number of private equity funds, and were restricted from making new commitments to third-party managed private equity funds such as those managed by us. To the extent economic conditions remain volatile and these issues persist, we may be unable to raise sufficient amounts of capital to support the investment activities of our future funds.

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

Investors in all of our private equity and certain of our credit and real estate funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.

We have presented in this report the returns relating to the historical performance of our private equity, credit and real estate funds. The returns are relevant to us primarily insofar as they are indicative of incentive income we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Class A shares. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in Class A shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the value of our Class A shares. An investment in our Class A shares is not an investment in any of the Apollo funds. Moreover, most of our funds have not been consolidated in our financial statements for periods since either August 1, 2007 or November 30, 2007 as a result of the deconsolidation of most of our funds as of August 1, 2007 and November 30, 2007.

Moreover, the historical returns of our funds should not be considered indicative of the future returns of these or from any future funds we may raise, in part because:

•

market conditions during previous periods may have been significantly more favorable for generating positive performance, particularly in our private equity business, than the market conditions we may experience in the future;

•

our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities;

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

•

the historical returns that we present in this report derive largely from the performance of our current private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;

•	Fund VI and Fund VII are several times larger than our previous private equity funds, and this additional capital may not be deployed as profitably as our prior funds;

•

the attractive returns of certain of our funds have been driven by the rapid return of invested capital, which has not occurred with respect to all of our funds and we believe is less likely to occur in the future;

•	our track record with respect to our credit funds and real estate funds is relatively short as compared to our private equity funds;

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

Our AUM has grown significantly in the past and we are pursuing further growth in the near future. Our rapid growth has caused, and planned growth, if successful, will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our AUM has grown, but of the growth in the variety, including the differences in strategy between, and complexity of, our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments.

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

As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the regulatory environment in which we operate both in the United States and outside the United States is particularly likely to be subject to further regulation. There has been an active debate both nationally and internationally over the appropriate extent of regulation and oversight of private investment funds and their managers. Any changes in the regulatory framework applicable to our businesses may impose additional expenses on us, require the attention of senior management or result in limitations in the manner in which our business is conducted. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. Among other things, the Dodd-Frank Act requires private equity and hedge fund advisers to register with the SEC, under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies. Importantly, many of the provisions of the Dodd-

Frank Act are subject to further rulemaking and to the discretion of regulatory bodies, such as the Financial Stability Oversight Council. As a result, we do not know exactly what the final regulations under the Dodd-Frank Act will require or how significantly the Dodd-Frank Act will affect us.

Exemptions from Certain Laws. We regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Futures Trading Commission, the Commodity Exchange Act of 1936, as amended, and the Employment Retirement Income Security Act of 1974, as amended, in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure—If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares.”

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

Apollo provides investment management services through registered investment advisors. Investment advisors are subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment advisor under the Investment Advisers Act. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority, which will be replaced by the Financial Conduct Authority as of April 11, 2013. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by regulatory regimes to which we are subject, including the Investment Advisers Act could result in investigations, sanctions and reputational damage.

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

In November 2010, the European Parliament adopted the Directive on Alternative Investment Fund Managers, or the “AIFM,” which is required to be implemented in the national laws of the European

Union (“EU”) member states by July 22, 2013. The AIFM imposes significant new regulatory requirements on investment managers operating within the EU, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing. Alternative investment funds organized outside of the EU in which interests are marketed within the EU would be subject to significant conditions on their operations, including, restrictions on marketing interests in relevant funds to EU and European Economic Area investors; satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where such funds invest in an EU portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules could potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility within the relevant jurisdictions.

In Denmark and Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. In brief, the Danish legislative amendments generally entail that annual net financing expenses in excess of a certain threshold amount (approximately €2.9 million in 2012) will be limited on the basis of earnings before interest and taxes and/or asset tax values.

According to the German interest barrier rule, the tax deduction available to a company in respect of a net interest expense (interest expense less interest income) is limited to 30% of its tax earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest expense that does not exceed the threshold of €3m can be deducted without any limitations for income tax purposes. Interest expense in excess of the interest deduction limitation may be carried forward indefinitely (subject to change in ownership restrictions) and used in future periods against all profits and gains. In respect of a tax group, interest paid by the German tax group entities to non-tax group parties (e.g. interest on bank debt, capex facility and working capital facility debt) will be restricted to 30% of the tax group’s tax EBITDA. However, the interest barrier rule may not apply where German company’s gearing under International Financial Reporting Standards (“IFRS”) accounting principles is at maximum of 2% higher than the overall group’s leverage ratio at the level of the very top level entity which would be subject to IFRS consolidation (the “escape clause test”). This test is failed where any worldwide company of the entire group pays more than 10% of its net interest expense on debt to substantial (i.e. greater than 25%) shareholders, related parties of such shareholders (that are not members of the group) or secured third parties (although security granted by group members should not be harmful). If the group does not apply IFRS accounting principles, EU member countries’ generally accepted accounting principles or generally accepted accounting principles in the United States of America (“U.S. GAAP”) may also be accepted for the purpose of the escape clause test. It should be noted that for trade tax purposes, there is principally a 25% add back on all deductible interest paid or accrued by any German entity after the consideration of a tax exempt amount kEUR 100 which is applied to the sum of all add back amounts. For trade tax purposes interest payments within a German tax group will not be considered. Our businesses are subject to the risk that similar measures might be introduced in other countries in which they currently have investments or plan to invest in the future, or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses. In particular, the U.S. Federal income tax law that determines the tax consequences of an investment in Class A shares is under review and is potentially subject to adverse legislative, judicial or administrative change, possibly on a retroactive basis, including possible changes that would result in the treatment of a portion of our carried interest income as ordinary income, that would cause us to become taxable as a corporation and/or would have other adverse effects. See “—Risks Related to Our Organization and Structure—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of the Class A Shares could be adversely affected.” In addition, U.S. and foreign labor unions have recently been agitating for greater legislative and regulatory oversight of private equity firms and transactions. Labor unions have also threatened to use their influence to prevent pension funds from investing in private equity funds.

Insurance Regulation. State insurance departments have broad administrative powers over the insurance business of our insurance company affiliates, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices and other matters. State regulators regularly review and update these and other requirements. The National Association of Insurance Commissioners (“NAIC”) continues to move forward with its implementation of principles-based reserving for life insurers, which may change the methodology used by our insurance company affiliates to calculate their reserves.

Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. In the United States, the NAIC has promulgated a model law for consideration by the various states that would provide for more extensive informational reporting by parents and affiliates of insurance companies. Internationally, the International Association of Insurance Supervisors is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups. Changes to existing laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.

The Dodd-Frank Act created the Federal Insurance Office (the “FIO”) within the Department of Treasury headed by a Director appointed by the Treasury Secretary. The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role. In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation and (ii) the U.S. and global reinsurance market. Neither report has been issued to date. Such reports could lead to changes in the regulation of insurers and reinsurers in the U.S.

Additionally, certain state regulations impose restrictions and limitations on the ability of our insurance company affiliates to pay dividends and make other distributions to their parent companies. To the extent we depend on dividends from our insurance company affiliates, these regulations could have an adverse impact on our financial condition and results of operations.

Our revenue, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A shares to decline.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that carried interest from our private equity funds and certain of our credit and real estate funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. In addition, carried interest income from our private equity funds and certain of our credit and real estate funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative carried interest on individual portfolio investments in excess of the amount of carried interest it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Such variability may lead to volatility in the trading price of our Class A shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A shares or increased volatility in our Class A share price generally.

The timing of carried interest generated by our funds is uncertain and will contribute to the volatility of our results. Carried interest depends on our funds’ performance. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, with respect to our private equity funds, although we recognize carried interest income on an accrual basis, we receive private equity carried interest payments only upon disposition of an investment by the relevant fund, which contributes to the volatility of our cash flow. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results. With respect to a number of our credit funds, our incentive income is generally paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold. Certain of our credit funds also have “high water marks” with respect to the investors in these funds. If the high water mark for a particular investor is not surpassed, we would not earn incentive income with respect to such investor during a particular period even though such investor had positive returns in such period as a result of losses in prior periods. If such an investor experiences losses, we will not be able to earn incentive income from such investor until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of investors’ investments in the fund, which could lead to significant volatility in our results.

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

The investment management business is intensely competitive. We face competition both in the pursuit of outside investors for our funds and in acquiring investments in attractive portfolio companies and making other investments. It is possible that it will become increasingly difficult for our funds to raise capital as funds compete for investments from a limited number of qualified investors. Due to the global economic downturn and generally poor returns in alternative asset investment businesses during the crisis, institutional investors have suffered from decreasing returns, liquidity pressure, increased volatility and difficulty maintaining targeted asset allocations, and a significant number of investors have materially decreased or temporarily stopped making new fund investments during this period. As the economy begins to recover, such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our industry. Even if such investors continue to invest at historic levels, they may seek to negotiate reduced fee structures or other modifications to fund structures as a condition to investing.

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

We compete in all aspects of our businesses with a large number of investment management firms, private equity, credit and real estate fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

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

These and other factors could reduce our earnings and revenues and materially adversely affect our businesses. In addition, if we are forced to compete with other alternative investment managers on the basis of price, we may not be able to maintain our current management fee and incentive income structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees or incentive income relative to those of our competitors. However, there is a risk that fees and incentive income in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or incentive income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

Our ability to retain our investment professionals is critical to our success and our ability to grow depends on our ability to attract additional key personnel.

Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Legislation has been proposed in the U.S. Congress to treat portions of carried interest as ordinary income rather than as capital gain for U.S. Federal income tax purposes. Because we compensate our investment professionals in large part by giving them an equity interest in our business or a right to receive carried interest, such legislation could adversely affect our ability to recruit, retain and motivate our current and future investment professionals. See “—Risks Related to Taxation—Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” The loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability.

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

We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. Because we have not yet identified these potential new investment strategies, geographic markets or businesses, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from our attempted expansion. We also do not know how long it may take for us to expand, if we do so at all. We have total discretion, at the direction of our manager, without needing to seek approval from our board of directors or shareholders, to enter into new investment strategies, geographic markets and businesses, other than expansions involving transactions with affiliates which may require board approval.

Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as the ability to realize value from an investment may depend upon the ability to complete an IPO of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our private equity funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in credit funds. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all. For example, the dislocation in the credit markets which we believe began in July 2007 and the record backlog of supply in the debt markets resulting from such dislocation materially affected the ability and willingness of banks to underwrite new high-yield debt securities until relatively recently.

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

Our credit funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. The fund may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. In addition, as a business development company under the Investment Company Act, AINV is permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. AINV’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We face operational risk from errors made in the execution, confirmation or settlement of transactions and our dependence on our headquarters in New York City and third-party providers may have an adverse impact on our ability to continue to operate our businesses without interruption which could result in losses to us or limit our growth.

We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our capital markets oriented credit business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. New investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. In addition, our information systems and technology might not be able to accommodate our growth, and the cost of maintaining such systems might increase from its current level. These risks could cause us to suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

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

With respect to our funds that are subject to the Investment Company Act, each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the shareholders and the majority of the independent members of such fund’s board of directors and, as required by law. The funds’ investment management agreement can also be terminated by the majority of the shareholders. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. Currently, AFT and AIF, registered investment companies under the Investment Company Act, and AINV, a registered investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act.

In addition, after undergoing the 2007 Reorganization, we no longer consolidate in our financial statements certain of the funds that have historically been consolidated in our financial statements. In connection with such deconsolidation, we amended the governing documents of those funds to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund, which would cause management fees and incentive income to terminate. Our ability to realize incentive income from such funds also would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. We do not know whether, and under what circumstances, the investors in our funds are likely to exercise such right.

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

We have loans outstanding under the AMH Credit Agreement and the CIT loan agreements described in note 12 to our consolidated financial statements. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed above under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, if any, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.

Borrowings under the AMH Credit Agreement are scheduled to mature either on April 20, 2014 or January 3, 2017 and borrowings under the CIT loan agreements are scheduled to mature in April 2013. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand or cash from the sale of our assets. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all.

Borrowings under the AMH Credit Agreement are floating-rate obligations based on either the London Interbank Offered Rate (“LIBOR”) or the Alternate Base Rate (“ABR”). As a result, an increase in short-term interest rates will increase our interest costs to the extent such borrowings have not been hedged into fixed rates.

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

If any lawsuits brought against us were to result in a finding of substantial legal liability, the lawsuit could, in addition to any financial damage, cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses. See “Item 3. Legal Proceedings.”

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

Investments by some of our funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our funds through trading activities or through purchases of securities from the issuer. In addition, in the future, our funds may seek to acquire minority equity interests more frequently and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

Some of our funds invest all or a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, including Germany, China and Singapore. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

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

Third-party investors in our funds will have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in our credit funds may redeem their investments in our credit funds at any time after an initial holding period of 12 to 36 months. These events would lead to a decrease in our revenues, which could be substantial.

The governing agreements of certain of our funds allow the limited partners of those funds to (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our Managing Partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain key persons engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Both Fund VI and Fund VII, on which our near- to medium-term performance will heavily depend, include a number of such provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that have historically been consolidated in our financial statements, we amended the governing documents of those funds to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.

Investors in our credit funds may also generally redeem their investments on an annual, semiannual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). Fund investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation and departures or changes in responsibilities of key investment professionals. In a declining market, the pace of redemptions and consequent reduction in our Assets Under Management could accelerate. The decrease in revenues that would result from significant redemptions in these funds could have a material adverse effect on our businesses, revenues, net income and cash flows.

In addition, the management agreements of all of our funds would be terminated upon an “assignment,” without the requisite consent, of these agreements, which may be deemed to occur in the event the investment advisors of our funds were to experience a change of control. We cannot be certain that consents required to assign our investment management agreements will be obtained if a change of control occurs. In addition, with respect to our publicly traded closed-end funds, each fund’s investment management agreement must be approved annually by the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. Termination of these agreements would cause us to lose the fees we earn from such funds.

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

Our performance and the performance of our private equity funds is significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Over the last few years, the credit crisis has caused significant fluctuations in the value of securities held by our funds and the global economic recession had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we manage. Although the U.S. economy has improved, there remain many obstacles to continued growth in the economy such as high unemployment, global geopolitical events, risks of inflation and high deficit levels for governmental agencies in the U.S. and abroad. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and real estate industries. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of our portfolio companies in the packaging, manufacturing, chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world. The performance of our investments in the commodities markets is also subject to a high degree of business and market risk, as it is substantially dependent upon prevailing prices of oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments in the commodities markets to deploy hedging strategies to protect against pricing fluctuations (but that may or may not protect our investments). Similarly, the performance of cruise ship operations is also susceptible to adverse changes in the economic climate, such as higher fuel prices, as increases in the cost of fuel globally would increase the cost of cruise ship operations. Economic and political conditions in certain parts of the world make it difficult to predict the price of fuel in the future. In addition, cruise ship operators could experience increases in other operating costs, such as crew, insurance and security costs, due to market forces and economic or political instability beyond their control.

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

In addition, our funds’ investments in commercial mortgage loans and other commercial real-estate related loans are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with mortgage loans made on the security of residential properties. If the net operating income of the commercial property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of a commercial property can be affected by various factors, such as success of tenant businesses, property management decisions, competition from comparable types of properties and declines in regional or local real estate values and rental or occupancy rates.

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

In order to manage possible risks resulting from our decision not to implement information barriers, our compliance personnel maintain a list of restricted securities as to which we have access to material, non-public information and in which our funds and investment professionals are not permitted to trade. This internal control relating to the management of material non-public information could fail with the result that we, or one of our investment professionals, might trade when at least constructively in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and as a consequence, negatively impact our financial condition. In addition, we could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event, our ability to operate as an integrated platform will be restricted. The establishment of such information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which may adversely affect our business.

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

Our credit funds are subject to numerous additional risks.

Our credit funds are subject to numerous additional risks, including the risks set forth below.

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

Class A shares are securities of Apollo Global Management, LLC only. While our historical consolidated and combined financial information includes financial information, including assets and revenues of certain Apollo funds on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund and not to us except through management fees, incentive income, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.

Our Class A share price may decline due to the large number of shares eligible for future sale and for exchange into Class A shares.

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2012, we had 130,053,993 Class A shares outstanding. The Class A shares reserved under our equity incentive plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2012, 39,558,144 Class A shares remained available for future grant under our equity incentive plan. In addition, Holdings may at any time exchange its AOG Units for up to 240,000,000 Class A shares on behalf of our Managing Partners and Contributing Partners. We may also elect to sell additional Class A shares in one or more future primary offerings.

Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 64.9% of the AOG Units as of December 31, 2012. Subject to certain procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right, upon 60 days’ notice prior to a designated quarterly date, to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

Our Managing Partners and Contributing Partners (through Holdings) have the ability to cause us to register the Class A shares they acquire upon exchange of their AOG Units. Such rights will be exercisable beginning two years after the initial public offering of our Class A shares. See “Item 13. Certain Relationships and Related Party Transactions—Managing Partner Shareholders Agreement—Registration Rights.”

The Strategic Investors have the ability to cause us to register any of their non-voting Class A shares beginning two years after the initial public offering of our Class A shares, and, generally, may only transfer their non-voting Class A shares prior to such time to its controlled affiliates. See “Item 13. Certain Relationships and Related Party Transactions—Lenders Rights Agreement.”

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

Our Managing Partners’ beneficial ownership of interests in the Class B share that we have issued to BRH Holdings GP, Ltd. (“BRH”), the control exercised by our manager and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our Managing Partners, through their ownership of BRH, beneficially own the Class B share that we have issued to BRH. The Managing Partners interests in such Class B share represented 77.4% of the total combined voting power of our shares entitled to vote as of December 31, 2012. As a result, they are able to exercise control over all matters requiring the approval of shareholders and are able to prevent a change in control of our company. In addition, our operating agreement provides that so long as the Apollo control condition (as described in “Item 10—Directors, Executive Officers and Corporate Governance—Our Manager”) is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities. The control of our manager will make it more difficult for a potential acquirer to assume control of our Company. Other provisions in our operating agreement may also make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our Managing Partners’ control over our Company, the control exercised by our manager as well as provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.

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

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York has periodically considered legislation under which you could be subject to New York state income tax on income in respect of our Class A shares as a result of certain activities of our affiliates in New York, although it is unclear when or whether such legislation would be enacted.

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

So long as the Apollo control condition is satisfied, our manager, AGM Management, LLC, which is owned and controlled by our Managing Partners, will manage all of our operations and activities. AGM Management, LLC is managed by BRH, a Cayman entity owned by our Managing Partners and managed by an executive committee composed of our Managing Partners. Our shareholders do not elect our manager, its manager or its manager’s executive committee and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our businesses and therefore limited ability to influence decisions regarding our businesses. Furthermore, if our shareholders are dissatisfied with the performance of our manager, they will have little ability to remove our manager. As discussed below, the Managing Partners collectively had 77.4% of the voting power of Apollo Global Management, LLC as of December 31, 2012. Therefore, they have the ability to control any shareholder vote that occurs, including any vote regarding the removal of our manager.

Control by our Managing Partners of the combined voting power of our shares and holding their economic interests through the Apollo Operating Group may give rise to conflicts of interests.

Our Managing Partners controlled 77.4% of the combined voting power of our shares entitled to vote as of December 31, 2012. Accordingly, our Managing Partners have the ability to control our management and affairs to the extent not controlled by our manager. In addition, they are able to determine the outcome of all matters requiring shareholder approval (such as a proposed sale of all or substantially of our assets, the approval of a merger or consolidation involving the company, and an election by our manager to dissolve the company) and are able to cause or prevent a change of control of our company and could preclude any unsolicited acquisition of our company. The control of voting power by our Managing Partners could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.

In addition, our Managing Partners and Contributing Partners, through their partnership interests in Holdings, are entitled to 64.9% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2012. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares. For example, our Managing Partners and Contributing Partners may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions—Tax Receivable Agreement.” In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.

We qualify for, and rely on, exceptions from certain corporate governance and other requirements under the rules of the NYSE.

We qualify for exceptions from certain corporate governance and other requirements under the rules of the NYSE. Pursuant to these exceptions, we may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. In addition, we are not required to hold annual meetings of our shareholders. Although we currently have a board of directors comprised of a majority of independent directors, we plan to continue to avail ourselves of these exceptions. Accordingly, you will not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.

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

•

Because our Managing Partners and Contributing Partners hold their AOG Units through entities that are not subject to corporate income taxation and Apollo Global Management, LLC holds the AOG Units in part through a wholly-owned subsidiary that is subject to corporate income taxation, conflicts may arise between our Managing Partners and Contributing Partners, on the one hand, and Apollo Global Management, LLC, on the other hand, relating to the selection and structuring of investments.

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

There may be circumstances under which we are restricted from paying distributions under applicable law or regulation (for example, due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under the AMH Credit Agreement, Apollo Management Holdings is restricted in its ability to make cash distributions to us and may be forced to use cash to collateralize the AMH Credit Agreement, which would reduce the cash it has available to make distributions.

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

Subject to certain restrictions, each Managing Partner and Contributing Partner has the right to exchange the AOG Units that he holds through his partnership interest in Holdings for our Class A shares in a partially taxable transaction. These exchanges, as well as our acquisitions of units from our Managing Partners or Contributing Partners, may result in increases in the tax basis of the intangible assets of the Apollo Operating Group that otherwise would not have been available. Any such increases may reduce the amount of tax that APO Corp., a wholly owned subsidiary of Apollo Global Management, LLC (“APO Corp.”), would otherwise be required to pay in the future. The IRS may challenge all or part of these increased deductions and tax basis increases and a court could sustain such a challenge.

We have entered into a tax receivable agreement with Holdings that provides for the payment by APO Corp. to our Managing Partners and Contributing Partners of 85% of the amount of actual tax savings, if any, that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis of the Apollo Operating Group. In April 2012, April 2011 and April 2010, the Apollo Operating Group made a distribution of $5.8 million, $39.8 million and $15.0 million, respectively, to APO Corp., and APO Corp. made payment to satisfy the liability under the tax receivable agreement to the Managing Partners and Contributing Partners from a realized tax benefit for the 2011, 2010 and 2009 tax year. In April 2009, APO Corp. made payment of $9.1 million pursuant to the tax receivable agreement. Prior to 2010, the distribution percentage was governed by a special allocation as discussed in note 15 to our consolidated financial statements. Future payments that APO Corp. may make to our Managing Partners and Contributing Partners could be material in amount. In the event that other of our current or future subsidiaries become taxable as corporations and acquire AOG Units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, we expect, and have agreed that, each will become subject to a tax receivable agreement with substantially similar terms.

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

Risks Related to Taxation

You will be subject to U.S. Federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us.

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

Current law may change, causing us to be treated as a corporation for U.S. Federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “—Risks Related to Our Organization and Structure—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected.” Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.

Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. Federal income tax treatment of holders of Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. Federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships and entities taxed as partnerships. The present U.S. Federal income tax treatment of an investment in our Class A shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. Federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. Federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our Class A shares. For example, as discussed above under “—Risks Related to Our Organization and Structure—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected,” the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. Federal income tax purposes.

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

Under the U.S. Foreign Account Tax Compliance Act, or FATCA, all entities in a broadly defined class of foreign entities including foreign financial institutions, or FFIs, are required to comply with a complicated and expansive reporting regime or, beginning in 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning in 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. Accordingly, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

We do not intend to make, or cause to be made, an election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of certain of the Apollo Operating Group Partnerships. Thus, a holder of Class A shares could be allocated more taxable income in respect of those Class A shares prior to disposition than if such an election were made.

We did not make and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P. and Apollo Principal Holdings IX, L.P. If no such election is made, there will generally be no adjustment for a transferee of Class A shares even if the purchase price of those Class A shares is higher than the Class A shares’ share of the aggregate tax basis of our assets immediately prior to the transfer. In that case, on a sale of an asset, gain allocable to a transferee could include built-in gain allocable to the transferor at the time of the transfer, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

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

You may be subject to an additional U.S. Federal income tax on net investment income allocated to you by us and on gain on the sale of the Class A shares.

As of 2013, individuals, estates and trusts are subject to an additional 3.8% tax on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in us will be included in a holder of the Class A share’s “net investment income” subject to this additional tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in Purchase, NY, California, Houston, London, Singapore, Frankfurt, Mumbai, Hong Kong and Luxembourg. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, party to various legal actions arising in the ordinary course of business, including claims and litigation, reviews, investigations and proceedings by governmental and self regulatory agencies regarding our business.

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted Apollo’s motion. The court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the fourth amended complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint, adding ten additional transactions and expanding the scope of the class seeking relief. On September 7, 2011, the court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. By court order, the parties concluded discovery on May 21, 2012. The plaintiffs then filed a fifth amended complaint on June 14, 2012. One week later, the defendants filed a motion to dismiss portions of the Fifth Amended Complaint. On July 18, 2012, the court granted the defendants’ motion in part and denied it in part. On July 21, 2012, all defendants filed motions for summary judgment. While those motions were pending, the New York Times moved to intervene and unseal the fifth amended complaint. After a court order, the defendants submitted a version of the complaint containing only four redactions. The court publicly filed this version of the fifth amended complaint on the case docket on October 10, 2012. On December 18 and 19, 2012, the court heard oral argument on the defendants’ motions for summary judgment. Those motions remain pending. Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. Apollo believes the plaintiffs’ claims lack factual and legal merit and intends to defend itself vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC, which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that Apollo is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against Apollo as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, and plaintiffs filed opposition papers on February 7, 2013. Defendants’ replies are due on March 11, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant, and on February 15, 2013, the Frank Court extended all defendants’ deadlines to respond to the Frank complaint until the earlier of (i) April 1, 2013 or (ii) a ruling on the motion to transfer and consolidate. Apollo believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former Chief Executive Officer of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. On December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. To date, no such claims have been brought. On April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Apollo believes that it has handled its use of placement agents in an appropriate manner. Apollo denies the merit of all such claims and will vigorously contest them, if they are brought.

Although the ultimate outcome of these matters cannot be ascertained at this time, we are of the opinion, after consultation with counsel, that the resolution of any such matters to which we are a party at this time will not have a material adverse effect on our consolidated financial statements. Legal actions material to us could, however, arise in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Iran Related Activities

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) added a new subsection (r) to Section 13 of the Exchange Act, requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. On February 12, 2013, certain investment funds affiliated with Apollo beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with Apollo, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the ITRA and Section 13(r) of the Exchange Act. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by the Company and does not involve the Company or the Company’s management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

•

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

•

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

•

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

•

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

•	We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A shares are traded on the NYSE under the symbol “APO.” Our Class A shares began trading on the NYSE on March 30, 2011.

The number of holders of record of our Class A shares as of February 26, 2013 was 4. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. As of February 26, 2013, there is 1 holder of our Class B shares.

The following table sets forth the high and low intra-day sales prices per unit of our Class A shares, for the periods indicated, as reported by the NYSE:

	Sales Price
2012	High	Low
First Quarter	$15.48	$12.50
Second Quarter	14.70	10.42
Third Quarter	15.06	12.00
Fourth Quarter	17.85	13.83

	Sales Price
2011	High	Low
First Quarter	$19.00	$17.91
Second Quarter	18.91	15.27
Third Quarter	17.94	9.83
Fourth Quarter	14.21	8.85

Cash Distribution Policy

With respect to fiscal year 2012, we have paid four cash distributions of $0.46, $0.25, $0.24 and $0.40 per Class A share on February 29, May 30, August 31 and November 30, 2012 (aggregating $1.35 per Class A share) to record holders of Class A shares and we have declared an additional cash distribution of $1.05 per Class A shares to shareholders in respect of the fourth quarter of 2012 which was paid on February 28, 2013 to holders of record of Class A shares at the close of business on February 20, 2013. These distributions represented our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our shareholders for any ensuing quarter.

With respect to fiscal year 2011, we have paid four cash distributions of $0.17, $0.22, $0.24 and $0.20 per Class A share on January 14, June 1, August 29 and December 2, 2011 (aggregating $0.83 per Class A share) to record holders of Class A shares and we have declared an additional cash distribution of $0.46 per Class A shares to shareholders in respect of the fourth quarter of 2011 payable on February 29, 2012 to holders of record of Class A shares at the close of business on February 23, 2012. These distributions represented our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our shareholders for any ensuing quarter.

Our current intention is to distribute to our Class A shareholders on a quarterly basis substantially all of our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable law, to service our indebtedness or to provide for future distributions to our Class A shareholders for any ensuing quarter. Because we will not know what our actual available cash flow from operations will be for any year until sometime after the end of such year, our fourth quarter distribution may be adjusted to take into account actual net after-tax cash flow from operations for that year.

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

Payments that any of our intermediate holding companies make under the tax receivable agreement will reduce amounts that would otherwise be available for distribution by us on our Class A shares. See note 15 to our consolidated financial statements.

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

Under Delaware law we are prohibited from making a distribution to the extent that our liabilities, after such distribution, exceed the fair value of our assets. Our operating agreement does not contain any restrictions on our ability to make distributions, except that we may only distribute Class A shares to holders of Class A shares. The AMH Credit Agreement, however, restricts the ability of AMH to make cash distributions to us by requiring mandatory collateralization and restricting payments under certain circumstances. AMH will generally be restricted from paying distributions, repurchasing stock and making distributions and similar types of payments if any default or event of default occurs, if it has failed to deposit the requisite cash collateralization or does not expect to be able to maintain the requisite cash collateralization or if, after giving effect to the incurrence of debt to finance such distribution, its debt to EBITDA ratio would exceed specified levels. Instruments governing indebtedness that we or our subsidiaries incur in the future may contain further restrictions on our or our subsidiaries’ ability to pay distributions or make other cash distributions to equity holders.

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

As of December 31, 2012, approximately 26.9 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, to be paid in the form of cash compensation.

Securities Authorized for Issuance Under Equity Compensation Plans

See table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Class A Shares Repurchases in the Fourth Quarter of 2012

No purchases of our Class A shares were made by us or on our behalf in the fourth quarter of the year ended December 31, 2012.

Unregistered Sale of Equity Securities

None.

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

The selected historical consolidated statements of operations data of Apollo Global Management, LLC for each of the years ended December 31, 2012, 2011 and 2010 and the selected historical consolidated statements of financial condition data as of December 31, 2012 and 2011 have been derived from our consolidated financial statements which are included in “Item 8. Financial Statements and Supplementary Data.”

We derived the selected historical consolidated and combined statements of operations data of Apollo Global Management, LLC for the years ended December 31, 2009 and 2008 and the selected consolidated and combined statements of financial condition data as of December 31, 2010, 2009 and 2008 from our audited consolidated and combined financial statements which are not included in this document.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Advisory and transaction fees from affiliates	$149,544	$81,953	$79,782	$56,075	$145,181
Management fees from affiliates	580,603	487,559	431,096	406,257	384,247
Carried interest income (loss) from affiliates	2,129,818	(397,880)	1,599,020	504,396	(796,133)

Total Revenues	2,859,965	171,632	2,109,898	966,728	(266,705)

Expenses:
Compensation and benefits:
Equity-based compensation	598,654	1,149,753	1,118,412	1,100,106	1,125,184
Salary, bonus and benefits	274,574	251,095	249,571	227,356	201,098
Profit sharing expense	871,394	(63,453)	555,225	161,935	(482,682)
Incentive fee compensation	739	3,383	20,142	5,613	—

Total Compensation and Benefits	1,745,361	1,340,778	1,943,350	1,495,010	843,600
Interest expense	37,116	40,850	35,436	50,252	62,622
Professional fees	64,682	59,277	61,919	33,889	76,450
Litigation settlement(1)	—	—	—	—	200,000
General, administrative and other	87,961	75,558	65,107	61,066	71,789
Placement fees	22,271	3,911	4,258	12,364	51,379
Occupancy	37,218	35,816	23,067	29,625	20,830
Depreciation and amortization	53,236	26,260	24,249	24,299	22,099

Total Expenses	2,047,845	1,582,450	2,157,386	1,706,505	1,348,769

Other Income (Loss):
Net income (loss) from investment activities	288,244	(129,827)	367,871	510,935	(1,269,100)
Net (losses) gains from investment activities of consolidated variable interest entities	(71,704)	24,201	48,206	—	—
Income (loss) from equity method investments	110,173	13,923	69,812	83,113	(57,353)
Interest income	9,693	4,731	1,528	1,450	19,368
Gain from repurchase of debt(2)	—	—	—	36,193	—
Other income (loss), net	1,964,679	205,520	195,032	41,410	(4,609)

Total Other Income (Loss)	2,301,085	118,548	682,449	673,101	(1,311,694)

Income (Loss) Before Income Tax (Provision) Benefit	3,113,205	(1,292,270)	634,961	(66,676)	(2,927,168)
Income tax (provision) benefit	(65,410)	(11,929)	(91,737)	(28,714)	36,995

Net Income (Loss)	3,047,795	(1,304,199)	543,224	(95,390)	(2,890,173)
Net (income) loss attributable to Non-Controlling Interests(3)(4)	(2,736,838)	835,373	(448,607)	(59,786)	1,977,915

Net Income (Loss) Attributable to Apollo Global Management, LLC	$310,957	$(468,826)	$94,617	$(155,176)	$(912,258)

Distributions Declared per Class A share	$1.35	$0.83	$0.21	$0.05	$0.56

Net Income (Loss) Per Class A Share—Basic and Diluted	$2.06	$(4.18)	$0.83	$(1.62)	$(9.37)

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Statement of Financial Condition Data
Total assets	$20,636,858	$7,975,873	$6,552,372	$3,385,197	$2,474,532
Debt (excluding obligations of consolidated variable interest entities)	737,818	738,516	751,525	933,834	1,026,005
Debt obligations of consolidated variable interest entities	11,834,955	3,189,837	1,127,180	—	—
Total shareholders’ equity	5,703,383	2,648,321	3,081,419	1,299,110	325,785
Total Non-Controlling Interests	3,036,565	1,921,920	2,930,517	1,603,146	822,843

(1)	Litigation settlement charge was incurred in connection with an agreement with Huntsman to settle certain claims related to Hexion’s now terminated merger agreement with Huntsman. Insurance proceeds of $162.5 million and $37.5 million are included in other income during the years ended December 31, 2010 and 2009, respectively.
(2)	During April and May 2009, the Company repurchased a combined total of $90.9 million of face value of debt for $54.7 million and recognized a net gain of $36.2 million which is included in other (loss) income in the consolidated and combined statements of operations for the year ended December 31, 2009.
(3)	Reflects Non-Controlling Interests attributable to AAA, consolidated variable interest entities and the remaining interests held by certain individuals who receive an allocation of income from certain of our credit management companies.
(4)	Reflects the Non-Controlling Interests in the net (loss) income of the Apollo Operating Group relating to the units held by our Managing Partners and Contributing Partners after the 2007 Reorganization which is calculated by applying the ownership percentage of Holding in the Apollo Operating Group.

The ownership interest was impacted by a share repurchase in February 2009, the Company’s IPO in April 2011, and issuances of Class A shares in settlement of vested RSUs in 2010, 2011 and 2012. Refer to “Item 8. Financial Statements and Supplementary Data” for details of the ownership percentage.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, LLC’s consolidated financial statements and the related notes as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors.

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

(i)	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments;

(ii)	Credit—primarily invests in non-control corporate and structured debt instruments; and

(iii)	Real estate—primarily invests in legacy commercial mortgage-backed securities, commercial first mortgage loans, mezzanine investments and other commercial real estate-related debt investments. Additionally, the Company sponsors real estate funds that focus on opportunistic investments in distressed debt and equity recapitalization transactions.

During the third quarter of 2012, the Company changed the name of its capital markets business to the credit segment. The Company believes this new name provides a more accurate description of the types of assets which are managed within this segment. In addition, this segment name change is consistent with the Company’s management reporting and organization structure, as well as the manner in which resource deployment and compensation decisions are made.

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

As of December 31, 2012, we had total AUM of $113.4 billion across all of our businesses. Our latest private equity buyout fund, Fund VII, completed its closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2012 Fund VII had $4.7 billion of uncalled commitments, or “dry powder”, remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2012. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

As of December 31, 2012, approximately 93% of our total AUM was in funds with a contractual life at inception of seven years or more, and 10% of our total AUM was in permanent capital vehicles with unlimited duration.

Holding Company Structure

The diagram below depicts our current organizational structure:

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Annual Report on Form 10-K.

(1)	The Strategic Investors hold 45.4% of the Class A shares outstanding. The Class A shares held by investors other than the Strategic Investors represent 23.1% of the total voting power of our shares entitled to vote and 19.4% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.
(2)	Our Managing Partners own BRH, which in turns holds our only outstanding Class B share. The Class B share represents 76.9% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 57% of the limited partner interests in the Apollo Operating Group.
(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles limited partner interests in Holdings.
(4)	Holdings owns 64.5% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 57% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 7.9% of the AOG Units.
(5)	BRH is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.
(6)	Represents 35.5% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

Each of the Apollo Operating Group partnerships holds interests in different businesses or entities organized in different jurisdictions.

Our structure is designed to accomplish a number of objectives, the most important of which are as follows:

•

We are a holding company that is qualified as a partnership for U.S. Federal income tax purposes. Our intermediate holding companies enable us to maintain our partnership status and to meet the qualifying income exception.

•

We have historically used multiple management companies to segregate operations for business, financial and other reasons. Going forward, we may increase or decrease the number of our management companies or partnerships within the Apollo Operating Group based on our views regarding the appropriate balance between (a) administrative convenience and (b) continued business, financial, tax and other optimization.

Business Environment

During the fourth quarter of 2012, global equity and credit markets continued to improve, assisted in part by low interest rate policies and other governmental actions. Against this backdrop, Apollo continued to generate realizations for fund investors, playing to the strengths of its flexible business model. Apollo returned $4.9 billion of capital and realized gains to the limited partners of the funds it manages during the fourth quarter of 2012. Apollo’s fundraising activities also continued at a strong pace, as evidenced by the $1.6 billion of new capital that was raised during the fourth quarter as institutional investors continued to turn to alternative investment managers for more attractive risk-adjusted returns in a low rate environment.

Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its investors by focusing on opportunities that management believes are often overlooked by other investors. Apollo’s expertise in credit and its focus on nine core industry sectors combined with more than 20 years of investment experience have allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors cover chemicals, commodities, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

From the beginning of the third quarter of 2007 through December 31, 2012, we have deployed approximately $35.0 billion of gross invested capital across our private equity and certain credit funds focused on control, distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through December 31, 2012, the funds managed by Apollo have acquired approximately $17.7 billion in face value of distressed debt at discounts to par value and purchased approximately $47.3 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased many of these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.

Since the financial crisis in 2008, we have relied on our deep industry, credit and financial structuring experience, coupled with our strengths as a value-oriented, distressed investor, to deploy significant amounts of new capital within challenging economic environments. In addition, we actively work with the management of each of the portfolio companies of the funds we manage to maximize the underlying value of the business, including helping the companies to generate cost and working capital savings. We also rely on our deep credit structuring experience and work with management of the portfolio companies to help optimize the capital structure of such companies through proactive restructuring of the balance sheet to address near-term debt maturities or capturing discounts on publicly traded debt securities through exchange offers and potential debt buybacks. For example, as of December 31, 2012, Fund VI and its underlying portfolio companies purchased or retired approximately $19.8 billion in face value of debt and captured approximately $9.7 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. Additionally, the portfolio companies of Fund VI have implemented approximately $3.8 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through December 31, 2012, which we believe will positively impact their operating profitability.

In certain situations, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary and post recessionary periods (second half of 2007 through the year end of 2012), our private equity funds have invested $27.4 billion, of which $16.2 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.2x, 7.7x and 6.6x, respectively as of December 31, 2012. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable EBITDA which we believe captures the true economics for our purchases of portfolio companies.

Market Considerations

Our revenues consist of the following:

•

Management fees, which are calculated based upon any of “net asset value,” “gross assets,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “invested capital” or “stockholders’ equity,” each as defined in the applicable management agreement of the unconsolidated funds;

•

Advisory and transaction fees relating to the investments our funds make, or individual monitoring agreements with individual portfolio companies of the private equity funds and certain credit funds as well as advisory services provided to certain credit funds; and

•	Carried interest with respect to our funds.

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

•

Stability in interest rate and foreign currency exchange rate markets. We generally benefit from stable interest rate and foreign currency exchange rate markets. The direction and impact of changes in interest rates or foreign currency exchange rates on certain of our funds are dependent on the funds’ expectations and the related composition of their investments at such time.

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

The financial markets encountered a series of negative events in 2007 and 2008 which led to a global liquidity and broad economic crisis and impacted the performance of many of our funds’ portfolio companies. The impact of such events on our private equity and credit funds resulted in volatility in our revenue. If the market were to experience similar periods of volatility, we and the funds we manage may experience tightening of liquidity, reduced earnings and cash flow, impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability to liquidate positions in a timely and efficient manner.

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

Uncertainty remains regarding Apollo’s future taxation levels. On May 28, 2010, the House of Representatives passed legislation that would, if enacted in its present form, preclude us from qualifying for treatment as a partnership for U.S. Federal income tax purposes under the publicly traded partnership rules. See “Item 1A. Risk Factors—Risks Related to Our Organization and Structure—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected” and “Item 1A. Risk Factors—Risks Related to Taxation—Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Managing Business Performance

We believe that the presentation of Economic Net Income (Loss) supplements a reader’s understanding of the economic operating performance of each of our segments.

Economic Net Income (Loss)

ENI is a measure of profitability and does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, income tax expense, amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and variable interest entities (“VIEs”) that are included in the consolidated financial statements. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.

During the fourth quarter of 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, credit and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the year ended December 31, 2010.

	Impact of Modification on ENI
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
For the year ended December 31, 2010	$(6,525)	$(23,449)	$(3,975)	$(33,949)

During the third quarter of 2012, the Company changed the name of its capital markets business to the credit segment. The Company believes this new name provides a more accurate description of the types of assets which are managed within this segment. In addition, this segment name change is consistent with the Company’s management reporting and organizational structure as well as the manner in which resource deployment and compensation decisions are made.

ENI is a key performance measure used for understanding the performance of our operations from period to period and although not every company in our industry defines these metrics in precisely the same way we do, we believe that this metric, as we use it, facilitates comparisons with other companies in our industry. We use ENI to evaluate the performance of our private equity, credit and real estate segments. Management also believes the components of ENI such as the amount of management fees, advisory and transaction fees and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

•

Inclusion of the impact of income taxes as we do not take income taxes into consideration when evaluating the performance of our segments or when determining compensation for our employees. Additionally, income taxes at the segment level (which exclude APO Corp.’s corporate taxes) are not meaningful, as the majority of the entities included in our segments operate as partnerships and therefore are only subject to New York City unincorporated business taxes (“NYC UBT”) and foreign taxes when applicable.

•	Inclusion of amortization of intangible assets associated with the 2007 Reorganization and subsequent acquisitions as these non-cash charges are not viewed as part of our core operations.

•

Carried interest income, management fees and other revenues from Apollo funds are reflected on an unconsolidated basis. As such, ENI excludes the Non-Controlling Interests in consolidated funds, which remain consolidated in our consolidated financial statements. Management views the business as an alternative investment management firm and therefore assesses performance using the combined total of carried interest income and management fees from each of our funds. One exception is the non-controlling interest related to certain individuals who receive an allocation of income from certain of our credit management companies which is deducted from ENI to better reflect the performance attributable to shareholders.

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

Assets Under Management

Assets Under Management, or AUM, refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the NAV of our credit funds, other than certain CLOs (such as Artus, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying collateralized loan obligations) or certain CLO and CDO credit funds that have a fee generating basis other than mark-to-market asset values, plus used or available leverage and/or capital commitments;

(iii)	the gross asset value or net asset value of our real estate entities and the structured portfolio company investments included within the funds we manage, which includes the leverage used by such structured portfolio companies;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

We use AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.

Assets Under Management—Fee-Generating/Non-Fee Generating

Fee-generating AUM consists of assets that we manage and on which we earn management fees or monitoring fees pursuant to management agreements on a basis that varies among the Apollo funds. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, generally are based on the total value of certain structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in fee-generating AUM.

Non-fee generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following: (a) fair value above invested capital for those funds that earn management fees based on invested capital, (b) net asset values related to general partner interests and co-investments, (c) unused credit facilities, (d) available commitments on those funds that generate management fees on invested capital, (e) structured portfolio company investments that do not generate monitoring fees and (f) the difference between gross assets and net asset value for those funds that earn management fees based on net asset value.

We use non-fee generating AUM combined with fee-generating AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income.

The table below displays fee-generating and non-fee generating AUM by segment as of December 31, 2012, 2011 and 2010. Changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of December 31,
	2012		2011	2010
	(in millions)
Total Assets Under Management	$113,379	(1)	$75,222	$67,551
Fee-generating	81,934		58,121	47,037
Non-fee generating	31,445	(1)	17,101	20,514

Private Equity	37,832		35,384	38,799
Fee-generating	27,932		28,031	27,874
Non-fee generating	9,900		7,353	10,925

Credit(2)	64,406		31,867	22,283
Fee-generating	49,518		26,553	16,484
Non-fee generating	14,888		5,314	5,799

Real Estate(2)	8,800		7,971	6,469
Fee-generating	4,484		3,537	2,679
Non-fee generating	4,316		4,434	3,790

(1)	Includes $2.3 billion of commitments that have yet to be deployed to an Apollo fund within our three segments.
(2)	Includes fee-generating and non-fee generating AUM as of September 30, 2012 for certain publicly traded vehicles managed by Apollo.

During the year ended December 31, 2012, our total fee-generating AUM increased primarily due to acquisitions in our credit segment, as well as increases in subscriptions across our three segments. The fee-generating AUM of our credit funds increased primarily due to the acquisition in 2012 of Stone Tower Capital LLC and its related management companies (“Stone Tower”) as well as increased subscriptions, capital raised and leverage. The fee-generating AUM of our real estate segment increased due to net segment transfers from other segments and subscriptions, partially offset by distributions. The fee-generating AUM of our private equity funds decreased due to distributions, partially offset by subscriptions.

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

With respect to our private equity funds and certain of our credit and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to realized carried interest on the realized gains on the disposition of such funds’ investments. Certain funds may have current fair values below invested capital; however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders equity as defined in the applicable management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of December 31, 2012, our total fee-generating AUM is comprised of approximately 92% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of December 31, 2012, 2011 and 2010 are presented below:

	As of December 31, 2012
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$15,854		$5,156		$194		$21,204
Fee-generating AUM based on invested capital	7,613		3,124		1,866		12,603
Fee-generating AUM based on gross/adjusted assets	855		31,599	(3)	2,134	(3)	34,588
Fee-generating AUM based on leverage(1)	3,610		3,101		—		6,711
Fee-generating AUM based on NAV	—		6,538		290		6,828

Total Fee-Generating AUM	$27,932	(2)	$49,518		$4,484		$81,934

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2012 is 61 months.
(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.

	As of December 31, 2011
	Private Equity		Credit	Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,848		$2,747	$279		$17,874
Fee-generating AUM based on invested capital	8,635		2,909	1,820		13,364
Fee-generating AUM based on gross/adjusted assets	948		15,862	1,213	(3)	18,023
Fee-generating AUM based on leverage(1)	3,600		3,213	—		6,813
Fee-generating AUM based on NAV	—		1,822	225		2,047

Total Fee-Generating AUM	$28,031	(2)	$26,553	$3,537		$58,121

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2011 is 65 months.
(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.

	As of December 31, 2010
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,289		$1,689	$154	$16,132
Fee-generating AUM based on invested capital	8,742		3,093	1,750	13,585
Fee-generating AUM based on gross/adjusted assets	1,177		5,556	—	6,733
Fee-generating AUM based on leverage(1)	3,666		3,577	—	7,243
Fee-generating AUM based on NAV	—		2,569	775	3,344

Total Fee-Generating AUM	$27,874	(2)	$16,484	$2,679	$47,037

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2010 is 76 months.

AUM as of December 31, 2012, 2011 and 2010 was as follows:

	Total Assets Under Management
	As of December 31,
	2012		2011	2010
	(in millions)
AUM:
Private equity	$37,832		$35,384	$38,799
Credit	64,406		31,867	22,283
Real estate	8,800		7,971	6,469

Total	$113,379	(1)	$75,222	$67,551

(1)	Includes $2.3 billion of commitments that have yet to be deployed to an Apollo fund within our three segments.

The following table presents total Assets Under Management and fee generating Assets Under Management amounts for our private equity segment by strategy:

	Total AUM			Fee Generating AUM
	As of December 31,			As of December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
Traditional Private Equity Funds	$35,617	$34,232	$37,341	$25,706	$26,984	$26,592
ANRP	1,284	—	—	1,295	—	—
AAA(1)	931	1,152	1,458	931	1,047	1,282

Total	$37,832	$35,384	$38,799	$27,932	$28,031	$27,874

(1)	Includes co-investments contributed to Athene by AAA, through its investment in AAA Investments, as part of the AAA Transaction.

The following table presents total Assets Under Management and fee generating Assets Under Management amounts for our credit segment by strategy:

	Total AUM			Fee Generating AUM
	As of December 31,			As of December 31,
	2012	2011(1)	2010(1)	2012	2011(1)	2010(1)
	(in millions)
U.S. Performing Credit	$27,509	$14,719	$11,159	$20,567	$11,377	$7,379
Structured Credit	11,436	2,442	246	7,589	1,789	246
Athene(2)	10,970	5,974	1,473	10,845	5,974	1,221
NPL	6,404	1,935	1,908	4,527	1,636	1,689
Opportunistic Credit	6,177	5,310	6,691	4,722	4,603	5,362
European Credit	1,910	1,434	755	1,268	1,122	544
Other	—	53	51	—	52	43

Total	$64,406	$31,867	$22,283	$49,518	$26,553	$16,484

(1)	Reclassified to conform to current presentation.
(2)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.

The following table presents total Assets Under Management and fee generating Assets Under Management amounts for our real estate segment by strategy:

	Total AUM			Fee Generating AUM
	As of December 31,			As of December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
Fixed Income	$4,826	$4,042	$2,827	$2,332	$1,411	$549
Equity	3,974	3,929	3,642	2,152	2,126	2,130

Total	$8,800	$7,971	$6,469	$4,484	$3,537	$2,679

The following tables summarize changes in total AUM and total AUM for each of our segments for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012		2011	2010(1)
	(in millions)
Change in Total AUM:
Beginning of Period	$75,222		$67,551	$53,609
Income (Loss)	12,038		(1,477)	8,623
Subscriptions/capital raised	9,688		3,797	617
Other inflows/acquisitions	23,629		9,355	3,713
Distributions	(10,858)		(5,153)	(2,518)
Redemptions	(1,221)		(532)	(338)
Leverage	4,881		1,681	3,845

End of Period	$113,379	(2)	$75,222	$67,551

Change in Private Equity Total AUM:
Beginning of Period	$35,384		$38,799	$34,002
Income (Loss)	8,108		(1,612)	6,387
Subscriptions/capital raised	662		417	—
Distributions	(6,537)		(3,464)	(1,568)
Net segment transfers	317		167	(68)
Leverage	(102)		1,077	46

End of Period	$37,832		$35,384	$38,799

Change in Credit Total AUM:
Beginning of Period	$31,867		$22,283	$19,112
Income (Loss)	3,274		(110)	2,207
Subscriptions/capital raised	5,504		3,094	512
Other inflows/acquisitions	23,629		9,355	—
Distributions	(3,197)		(1,237)	(698)
Redemptions	(948)		(532)	(338)
Net segment transfers	(1,023)		(1,353)	(291)
Leverage	5,300		367	1,779

End of Period	$64,406		$31,867	$22,283

Change in Real Estate Total AUM:
Beginning of Period	$7,971		$6,469	$495
Income	656		245	29
Subscriptions/capital raised	475		286	105
Other inflows/acquisitions	—		—	3,713
Distributions	(1,124)		(452)	(252)
Redemptions(3)	(273	)(3)	—	—
Net segment transfers	1,412		1,186	359
Leverage	(317)		237	2,020

End of Period	$8,800		$7,971	$6,469

(1)	Reclassified to conform to current period’s presentation.
(2)	Includes $2.3 billion of commitments that have yet to be deployed to an Apollo fund within our three segments at the end of 2012.
(3)	Includes $273 million of released unfunded commitments primarily related to two legacy real estate funds that were past their investment periods.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of our segments for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$58,121	$47,037	$43,224
Income (Loss)	1,390	(393)	1,244
Subscriptions/capital raised	5,873	2,547	1,234
Other inflows/acquisitions	21,277	9,355	2,130
Distributions	(3,728)	(734)	(1,327)
Redemptions	(909)	(481)	(291)
Net movements between Fee Generating/Non Fee Generating	(564)	761	(197)
Leverage	474	29	1,020

End of Period	$81,934	$58,121	$47,037

Change in Private Equity Fee-Generating AUM:
Beginning of Period	$28,031	$27,874	$28,092
Income (Loss)	285	(112)	391
Subscriptions/capital raised	644	410	—
Distributions	(1,256)	(272)	(432)
Net segment transfers	50	(88)	(59)
Net movements between Fee Generating/Non Fee Generating	515	285	(218)
Leverage	(337)	(66)	100

End of Period	$27,932	$28,031	$27,874

Change in Credit Fee-Generating AUM:
Beginning of Period	$26,553	$16,484	$14,854
Income	988	301	842
Subscriptions/capital raised	4,953	1,795	1,234
Other inflows/acquisitions	21,277	9,355	—
Distributions	(2,029)	(283)	(696)
Redemptions	(909)	(481)	(291)
Net segment transfers	(1,096)	(638)	(300)
Net movements between Fee Generating/Non Fee Generating	(1,030)	356	21
Leverage	811	(336)	820

End of Period	$49,518	$26,553	$16,484

Change in Real Estate Fee-Generating AUM:
Beginning of Period	$3,537	$2,679	$278
Income (Loss)	117	(582)	11
Subscriptions/capital raised	276	342	—
Other inflows/acquisitions	—	—	2,130
Distributions	(443)	(179)	(199)
Net segment transfers	1,045	726	359
Net movements between Fee Generating/Non Fee Generating	(48)	120	—
Leverage	—	431	100

End of Period	$4,484	$3,537	$2,679

Private Equity

During the year ended December 31, 2012, the total AUM in our private equity segment increased by $2.4 billion, or 6.9%. This increase was primarily a result of income of $8.1 billion attributable to improved unrealized gains in our private equity funds, including $4.5 billion from Fund VII and $3.1 billion from Fund VI. In addition, contributing to this increase was an additional $0.7 billion in subscriptions from AION Capital Partners Limited (“AION”) and ANRP. Offsetting this increase was $6.5 billion in distributions, including $3.7 billion from Fund VII and $2.1 billion from Fund VI.

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

During the year ended December 31, 2010, the total AUM in our private equity segment increased by $4.8 billion, or 14.1%. This increase was primarily impacted by improved investment valuations of $6.4 billion. This increase was partially offset by $1.6 billion of distributions primarily from Fund V.

Credit

During the year ended December 31, 2012, total AUM in our credit segment increased by $32.5 billion, or 102.1%. This increase was primarily attributable to $18.5 billion in acquisitions related to Stone Tower, $5.1 billion in other inflows related to Athene and $5.3 billion in increased leverage, including $3.4 billion from AMTG. The increase was also a result of $5.5 billion of additional subscriptions, including $3.0 billion by Apollo European Principal Finance Fund II, L.P. (“EPF II”), $0.6 billion by Apollo Centre Street Partnership, L.P. (“ACSP”) and $0.4 billion by AMTG. This increase was partially offset by $3.2 billion of distributions, including $1.5 billion collectively from COF I and COF II and $0.3 billion from Apollo European Principal Finance Fund I, L.P. (“EPF I”).

During the year ended December 31, 2011, total AUM in our credit segment increased by $9.6 billion, or 43.0%. This increase was primarily attributable to inflows of $9.4 billion related to $6.4 billion from Athene and $3.0 billion from the acquisition of Gulf Stream Asset Management, LLC (“Gulf Stream”). Also contributing to this increase was $3.1 billion of capital raised driven by $0.8 billion in Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”), $0.4 billion in Financial Credit Investment I, L.P. (“FCI”), $0.3 billion in AFT, $0.5 billion in Apollo European Strategic Investments, L.P. (“AESI”) and $0.2 billion in EPF II. Partially offsetting these increases were distributions of $1.2 billion and redemptions of $0.5 billion, as well as $1.4 billion in net transfers between segments.

During the year ended December 31, 2010, total AUM in our credit segment increased by $3.2 billion, or 16.6%. This increase was attributable to $2.2 billion in improved valuations, primarily in Athene of $0.4 billion and COF I and COF II of $0.7 billion and $0.2 billion, respectively, $1.8 billion of increased leverage primarily in COF II and Athene of $1.1 billion and $0.5 billion, respectively, and $0.5 billion of additional subscriptions. These increases were partially offset by $0.7 billion of distributions and $0.3 billion in redemptions.

Real Estate

During the year ended December 31, 2012, total AUM in our real estate segment increased by $0.8 billion, or 10.4%. This increase was primarily a result of $1.4 billion in net transfers from other segments and additional subscriptions of $0.5 billion, including $0.2 billion from a real estate investment. In addition, also contributing to this increase was income of $0.7 billion attributable to improved unrealized gains in our real estate funds, including $0.4 billion from the CPI funds. Partially offsetting this increase was $1.1 billion in distributions, including $0.8 billion from the CPI funds.

During the year ended December 31, 2011, total AUM in our real estate segment increased by $1.5 billion, or 23.2%. This increase was primarily attributable to $1.2 billion from other net segments. Also impacting this change was an increase in leverage of $0.2 billion, primarily from AGRE CMBS Fund, L.P. and 2011 A-4 Fund, L.P. In addition, there was $0.2 billion of income that was primarily attributable to improved unrealized gains in our real estate funds. These increases were offset by $0.5 billion of distributions.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Year Ended December 31,
	2012	2011	2010
	(in millions)
Private equity dollars invested	$3,191	$3,350	$3,863

The following table summarizes the uncalled private equity commitments as of December 31, 2012, 2011 and 2010:

	As of December 31,
	2012	2011	2010
	(in millions)
Uncalled private equity commitments	$7,464	$8,204	$10,345

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2012, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2012. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.”

Investment Record

Private Equity

The following table summarizes the investment record of certain of our private equity funds portfolios. All amounts are as of December 31, 2012, unless otherwise noted:

	Vintage Year	Committed Capital	Total Invested Capital	Committed Capital Less Unfunded Capital Commitments(1)	Realized	Unrealized(2)	Total Value	As of December 31, 2012				As of December 31, 2011				As of December 31, 2010
								Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
	($ in millions)
AION(3)	2012	$274	$—	$—	$—	$—	$—	NM	(3)	NM	(3)	N/A		N/A		N/A		N/A
ANRP(3)	2012	1,323	265	305	11	239	250	NM	(3)	NM	(3)	NM	(3)	NM	(3)	N/A		N/A
Fund VII	2008	14,676	13,585	9,998	10,757	12,367	23,124	35%		26%		31%		22%		46%		32%
Fund VI	2006	10,136	11,813	9,065	6,657	10,343	17,000	11		9		6		5		13		10
Fund V	2001	3,742	5,192	3,742	11,618	1,198	12,816	61		44		61		44		62		45
Fund IV	1998	3,600	3,481	3,600	6,767	54	6,821	12		9		12		9		11		9
Fund III	1995	1,500	1,499	1,500	2,654	28	2,682	18		11		18		12		18		12
Fund I, II & MIA(4)	1990/92	2,220	3,773	2,220	7,924	—	7,924	47		37		47		37		47		37

Totals		$37,471	$39,608	$30,430	$46,388	$24,229	$70,617	39	%(5)	25	%(5)	39	%(5)	25	%(5)	39	%(5)	26	%(5)

	Vintage Year	Net Asset Value as of December 31, 2012	Net Return
			For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
AAA(6)	2006	$1,662.9	20%	(8)%	28%

(1)	“Committed Capital Less Unfunded Capital Commitments” represent capital commitments from limited partners to invest in a particular fund less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements.
(2)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(3)	AION and ANRP commenced investing capital less than 24 months prior to the period indicated. Given the limited investment period and overall longer investment period for private equity funds, the return information was deemed not meaningful.
(4)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III were excluded assets in connection with the 2007 Reorganization of Apollo Global Management, LLC. As a result, Apollo Global Management, LLC did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with our Managing Partners and other investment professionals.
(5)	Total IRR is calculated based on total cash flows for all funds presented.
(6)	AAA completed its IPO in June 2006 and is the sole limited partner in AAA Investments. AAA was originally designed to give investors in its common units exposure as a limited partner to certain of the strategies that we employ and allowed us to manage the asset allocations to those strategies by investing alongside our private equity funds and directly in our credit funds and certain other opportunistic investments that we sponsor and manage. On October 31, 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene in connection with the AAA Transaction. After the AAA Transaction, Athene was AAA’s only material investment and as of December 31, 2012, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. with an approximate 77% ownership stake (without giving effect to restricted common shares issued under Athene’s management equity plan). Subsequent to December 31, 2012, Athene called additional capital from other investors, and as a result AAA’s ownership of Athene Holding Ltd. was reduced to approximately 72% (without giving effect to restricted common shares issued under Athene’s management equity plan). Additional information related to AAA can be found on its website at www.apolloalternativeassets.com. The information contained in AAA’s website is not part of this report.

The following table summarizes the investment record for distressed investments made in our private equity fund portfolios excluding ANRP and AION, since the Company’s inception. All amounts are as of December 31, 2012:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,568	$15,508	29%
Non-Control Distressed	5,961	8,399	71

Total	11,529	23,907	49

Buyout Equity, Portfolio Company Debt and Other Credit(2)	27,814	46,460	21

Total	$39,343	$70,367	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.
(2)	Other Credit means investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of our Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of December 31, 2012.

Fund VII

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$8,558	$15,539
Other Credit & Classic Distressed(1)	5,027	7,585

Total	$13,585	$23,124

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$9,667	$13,543
Other Credit & Classic Distressed(1)	2,146	3,457

Total	$11,813	$17,000

Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,856
Classic Distressed(1)	780	960

Total	$5,192	$12,816

(1)	Classic Distressed means investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

Credit

The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which is computed for the purposes of this table based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. Apollo also manages CLOs within our credit segment with total AUM of approximately $10.6 billion as of December 31, 2012, which fund performance information is not included in the following credit investment tables. All amounts are as of December 31, 2012, unless otherwise noted:

								As of December 31, 2012				As of December 31, 2011				As of December 31, 2010
	Strategy	Vintage Year	Committed Capital	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
ACRF II(2)	Structured Credit	2012	$85.2	$85.2	$2.4	$87.6	$90.0	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
EPF II(3)(5)	Non-Performing Loans	2012	3,615.2	175.9	19.7	173.0	192.7	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
FCI(3)	Structured Credit	2012	558.8	347.3	15.0	401.2	416.2	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AESI(3)(5)	European Credit	2011	469.0	371.4	184.1	269.4	453.5	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AEC(3)	European Credit	2011	292.5	197.1	103.5	125.5	229.0	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AIE II(5)	European Credit	2008	272.4	860.1	994.2	280.3	1,274.5	19.4%		15.6%		18.2%		14.2%		27.5%		21.8%
COF I	U.S. Performing Credit	2008	1,484.9	1,611.3	1,980.4	2,048.6	4,029.0	30.7		27.6		25.0		22.4		32.5		29.0
COF II	U.S. Performing Credit	2008	1,583.0	2,176.4	1,703.7	1,320.2	3,023.9	14.3		11.7		10.3		8.5		17.4		14.9
EPF I(5)	Non-Performing Loans	2007	1,708.5	1,837.6	1,465.3	1,046.4	2,511.7	18.6		11.6		16.6		8.8		14.8		7.9
ACLF	U.S. Performing Credit	2007	984.0	1,448.5	2,081.2	258.1	2,339.3	13.0		11.2		10.1		9.2		12.1		11.2
Artus	U.S. Performing Credit	2007	106.6	190.1	225.9	—	225.9	7.0		6.8		3.6		3.4		3.0		2.8

Totals			$11,160.1	$9,300.9	$8,775.4	$6,010.3	$14,785.7

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Structured Credit Recovery Master Fund II, Ltd. (“ACRF II”). Apollo became the manager of this fund upon completing the acquisition on April 2, 2012.
(3)	EPF II, AESI and Apollo European Credit Master Fund, L.P. (“AEC”) were launched during 2011 and have not established their vintage year. FCI had its final capital raise in 2012, establishing its vintage year.
(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(5)	Certain funds are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.32 as of December 31, 2012.

The following table summarizes the investment record for certain funds and SIAs with no maturity date. All amounts are as of December 31, 2012, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of December 31, 2012	Since Inception to December 31, 2012		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
			(in millions)
ACSP(1)(2)	Opportunistic Credit	2012	$216.4	NM	(1)	NM	(1)	NM	(1)	NM	(1)
ACSF(3)	Opportunistic Credit	2011	164.5	NM	(1)	NM	(1)	NM	(1)	NM	(1)
AFT(1)(4)	U.S. Performing Credit	2011	290.8	NM	(1)	NM	(1)	NM	(1)	NM	(1)
AMTG(1)(5)(6)	Structured Credit	2011	691.4	NM	(1)	NM	(1)	NM	(1)	NM	(1)
STCS(3)	Opportunistic Credit	2010	105.3	NM	(3)	NM	(3)	NM	(3)	NM	(3)
SOMA(7)	Opportunistic Credit	2007	758.2	44.9%		15.1%		(10.5)%		16.9%
ACF (3)	U.S. Performing Credit	2005	1,790.1	NM	(3)	NM	(3)	NM	(3)	NM	(3)
AINV(8)	Opportunistic Credit	2004	1,652.1	47.1		9.9		(5.1)		4.8
Value Funds(9)	Opportunistic Credit	2003/2006	713.2	66.2		10.8		(9.6)		12.2

Totals			$6,382.0

(1)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(2)	ACSP is a strategic investment account with $615.0 million of committed capital.
(3)	As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”), Stone Tower Credit Solutions Master Fund Ltd. (“STCS”), and Apollo Credit Master Fund Ltd (“ACF”). As of December 31, 2012, the net returns from inception for ACF and STCS were (6.9)% and 28.8%, respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.
(4)	AFT completed its IPO during the first quarter of 2011. Refer to www.agmfunds.com for the most recent financial information on AFT. The information contained in AFT’s website is not part of this report.
(5)	Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained in AMTG’s website is not part of this report.
(6)	All amounts are as of September 30, 2012.
(7)	NAV and returns are for the primary mandate, which follows similar strategies as the Value Funds and excludes Apollo Special Opportunities Managed Account, L.P.’s (“SOMA”) investments in other Apollo funds.
(8)	Net return for AINV represents NAV return including reinvested dividends. Refer to www.apolloic.com for the most recent public financial information on AINV. The information contained in AINV’s website is not part of this report.
(9)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds and Apollo Value Investment Master Fund, L.P., together with its feeder funds.

Real Estate

The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which for the purposes of this table is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of December 31, 2012, unless otherwise noted:

												As of December 31, 2012				As of December 31, 2011				As of December 31, 2010
	Vintage Year	Committed Capital	Current Net Asset Value	Total Invested Capital		Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
AGRE U.S. Real Estate Fund(3)	2012	$785.2	$180.3	$202.7		$—		$202.1		$202.1		NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE Debt Fund I, LP	2011	155.5	155.8	155.0		18.5		155.0		173.5		NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
2011 A4 Fund, L.P.	2011	234.7	254.9	930.8		—		974.6		974.6		NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE CMBS Fund, L.P.	2009	418.8	158.9	1,572.9		—		632.3		632.3		14.1%		11.8%		NM	(2)	NM	(2)	NM	(2)	NM	(2)
CPI Capital Partners North America(4)	2006	600.0	110.3	452.6		250.2		99.3		349.5		NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Capital Partners Asia Pacific(4)	2006	1,291.6	479.8	1,126.7		1,082.9		463.5		1,546.4		NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Capital Partners Europe(4)(5)	2006	1,533.0	557.4	994.8		151.8		543.4		695.2		NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Other	Various	2,998.3	1,047.5	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)

Totals		$8,017.1	$2,944.9	$5,435.5		$1,503.4		$3,070.2		$4,573.6

(1)	Figures include estimated fair value of unrealized investments.
(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(3)	AGRE U.S. Real Estate Fund, a closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011, June 2011 and April 2012 for a total of $263.2 million in base capital commitments and $450 million in additional capital commitments. Additionally, there was $72.0 million of co-invest commitments raised for an investment in the first quarter of 2012, which is included in the figures in the table above.
(4)	As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The net IRRs from the inception of the respective fund to December 31, 2012 were (9.6)%, 6.9% and (11.1)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.
(5)	CPI Capital Partners Europe is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.32 as of December 31, 2012.
(6)	CPI Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Return and certain other performance data is therefore not considered meaningful as we perform primarily an administrative role.

The following table summarizes the investment record for Apollo Commercial Real Estate Finance, Inc. (“ARI”):

	Vintage Year	Raised Capital	Gross Assets	Current Net Asset Value
	(in millions)
ARI(1)	2009	$440.4	$684.2	$427.4

(1)	Refer to www.apolloreit.com for the most recent financial information on ARI. Results are presented as of September 30, 2012.

Athene and SIAs

As of December 31, 2012, Athene Asset Management had $15.8 billion of total AUM, of which approximately $5 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles.

In addition to certain funds and SIAs included in the investment record tables and capital deployed from certain SIAs across our private equity, credit and real estate funds, we also managed approximately an additional $7.5 billion of total AUM in SIAs as of December 31, 2012. The above investment record tables exclude certain funds and SIAs with an aggregate

AUM of approximately $4 billion as of December 31, 2012, which were excluded because management deemed them to be immaterial.

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

The following table provides a summary of the cost and fair value of our funds’ investments listed by segment:

	As of December 31, 2012(1)		As of December 31, 2011	As of December 31, 2010
	(in millions)
Private Equity:
Cost	$16,927		$15,956	$14,322
Fair Value	25,867		20,700	22,485

Credit:
Cost	15,097	(2)	10,917	10,226
Fair Value	16,287	(2)	11,696	11,476

Real Estate:
Cost	3,848	(2)	4,791	4,028	(3)
Fair Value	3,680	(2)	4,344	3,368	(3)

(1)	Cost and fair value amounts are presented for investments of the funds that are listed in the investment record tables.
(2)	AMTG and ARI cost and fair value amounts are as of September 30, 2012.
(3)	All amounts are as of September 30, 2010 and include CPI funds with investment cost of $1.8 billion and fair value of $1.1 billion. Additionally, ARI amounts include loans at amortized cost.

Overview of Results of Operations

Revenues

Advisory and Transaction Fees from Affiliates. As a result of providing advisory services with respect to actual and potential private equity and credit investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to Advisory and Transaction Fees from Affiliates in the consolidated statements of operations.

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

Additionally, in the normal course of business, the management companies incur certain costs related to private equity funds (and certain credit funds) transactions that are not consummated, or “broken deal costs.” In accordance with the related fund agreements, in the event the deal is broken, all of the costs are generally reimbursed by the funds and considered in the calculation of the Management Fee Offset (except for Fund VII and certain of our credit funds which initially bear all broken deal costs and these costs are factored into the Management Fee Offsets). These offsets are included in Advisory and Transaction Fees from Affiliates in the Company’s consolidated statements of operations. If a deal is successfully completed, Apollo is reimbursed by the fund or a fund’s portfolio company for all costs incurred.

Management Fees from Affiliates. The significant growth of the assets we manage has had a positive effect on our revenues. Management fees are typically calculated based upon any of “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “invested capital,” “adjusted assets,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable management agreement of the unconsolidated funds.

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

At December 31, 2012, approximately 74% of the fair value of our fund investments was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 26% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of December 31, 2012 was 64%, 89% and 47%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our credit funds have various carried interest rates and hurdle rates. Certain credit funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain credit and certain real estate funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The accrual for potential repayment of previously received carried interest income represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. This actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.

The table below presents an analysis of our (i) carried interest receivable as of December 31, 2012 and 2011 and (ii) realized and unrealized carried interest (loss) income for our combined segments for the years ended December 31, 2012, 2011 and 2010:

	As of December 31, 2012		As of December 31, 2011		For the Year Ended December 31, 2012				For the Year Ended December 31, 2011				For the Year Ended December 31, 2010
	Carried Interest Receivable		Carried Interest Receivable		Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest (Loss) Income		Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income		Realized Carried Interest Income	Total Carried Interest Income
	(in millions)
Private Equity Funds:
Fund VII	$904.3		$508.0		$435.5		$472.1	$907.6	$(135.9)		$260.2	$124.3	$427.1		$38.7	$465.8
Fund VI	270.3		—		345.6		294.0	639.6	(723.6	)(1)	80.7	(642.9)	647.6	(2)	13.1	660.7
Fund V	134.3		125.0		9.3		33.4	42.7	(51.6)		24.9	(26.7)	29.4		17.8	47.2
Fund IV	10.9		17.9		(7.0)		2.9	(4.1)	(118.1)		204.7	86.6	136.0	(2)	—	136.0
Other (AAA, Stanhope)	93.6		22.1		71.5		10.2	81.7	9.5		—	9.5	11.4		—	11.4

Total Private Equity Funds	$1,413.4		$673.0		$854.9		$812.6	$1,667.5	$(1,019.7)		$570.5	$(449.2)	$1,251.5		$69.6	$1,321.1

Credit Funds(3):
U.S. Performing Credit	$273.9		$114.5		$206.3		$154.3	$360.6	$(79.6)		$62.0	$(17.6)	$85.8		$56.7	$142.5
Opportunistic Credit	36.7		21.6		7.7	(1)	41.5	49.2	(21.8	)(1)	43.4	21.6	6.4		104.6	111.0
Structured Credit	23.0		—		18.5		13.4	31.9	—		—	—	—		—	—
European Credit	18.4		8.0		18.0		8.5	26.5	(18.7)		13.2	(5.5)	11.7		12.7	24.4
Non-Performing Loans	102.1		51.5		50.6		—	50.6	53.2		—	53.2	—		—	—

Total Credit Funds	$454.1		$195.6		$301.1		$217.7	$518.8	$(66.9)		$118.6	$51.7	$103.9		$174.0	$277.9

Real Estate Funds:
CPI Other	$10.8		$—		$10.4		$4.7	$15.1	$—		$—	$—	$—		$—	$—

Total Real Estate Funds	$10.8		$—		$10.4		$4.7	$15.1	$—		$—	$—	$—		$—	$—

Total	$1,878.3	(4)	$868.6	(4)	$1,166.4		$1,035.0	$2,201.4	$(1,086.6)		$689.1	$(397.5)	$1,355.4		$243.6	$1,599.0

(1)	See the following table summarizing the fair value gains on investments and income needed to reverse the general partner obligation to return previously distributed carried interest income as of December 31, 2012. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million and $18.1 million for Fund VI and SOMA, respectively.
(2)	$602.6 million and $136.0 million for Fund VI and IV, respectively, related to the catch-up formula whereby the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest equates to its 20% incentive fee rate.
(3)	Reclassified to conform to current presentation.
(4)	There was a corresponding profit sharing payable of $857.7 million and $352.9 million as of December 31, 2012 and 2011, respectively, that results in a net carried interest receivable amount of $1,020.6 million and $515.7 million as of December 31, 2012 and 2011, respectively. Included within profit sharing payable are contingent consideration obligations of $141.0 million as of December 31, 2012.

The general partners of the private equity and real estate funds and funds in the credit strategies listed in the table above were accruing carried interest income as of December 31, 2012. As of December 31, 2012, Fund VII, Fund VI, Fund V and Fund IV were each above their hurdle rate of 8% and generating carried interest income. The investment manager of AINV accrues carried interest in the management company business as it is earned. Additionally, certain of our credit funds, including ACSP, AEC, AIE II, COF I, COF II, FCI, Apollo Credit Liquidity Advisors, L.P. (“ACLF”), AESI, EPF I, and ACRF II were each above their hurdle rates or preferred return of 7.0%, 6.0%, 7.5%, 8.0%, 7.5%, 7.0%, 10.0%, 8.0%, 8.0%, and 8.0%, respectively, and generating carried interest income.

The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance. As of December 31, 2012, approximately 38% of the limited partners’ capital in the Value Funds was generating carried interest income.

Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by fund in the table below and are included in due to affiliates on the consolidated statements of financial condition. As of December 31, 2012, there were no such general partner obligations related to our private equity funds or our real estate funds. Carried interest receivables are reported on a separate line item within the consolidated statements of financial condition.

The following table summarizes our carried interest income since inception through December 31, 2012:

Carried Interest Income Since Inception

	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(1)	Total Undistributed and Distributed by Fund and Recognized(2)	General Partner Obligation as of December 31, 2012(2)	Maximum Carried Interest Income Subject to Potential Reversal(3)
	(in millions)
Private Equity Funds:
Fund VII	$904.3	$796.2	$1,700.5	$—	$1,441.0
Fund VI	270.3	418.6	688.9	—	567.1
Fund V	134.3	1,311.0	1,445.3	—	213.7
Fund IV	10.9	595.4	606.3	—	19.7
Other (AAA, Stanhope)	93.6	16.4	110.0	—	93.6

Total Private Equity Funds	1,413.4	3,137.6	4,551.0	—	2,335.1

Credit Funds(4):
U.S. Performing Credit	401.7	275.7	677.4	—	656.5
Opportunistic Credit(5)	27.6	150.3	177.9	19.6	27.2
Structured Credit	21.2	33.3	54.5	—	30.9
European Credit	18.4	29.0	47.4	—	47.2
Non-Performing Loans	102.1	—	102.1	—	102.1

Total Credit Funds	571.0	488.3	1,059.3	19.6	863.9

Real Estate Funds:
CPI Other	10.8	4.3	15.1	—	10.4

Total Real Estate Funds	10.8	4.3	15.1	—	10.4

Total	$1,995.2	$3,630.2	$5,625.4	$19.6	$3,209.4

(1)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates as described in note 3 to our consolidated financial statements.
(2)	Amounts were computed based on the fair value of fund investments on December 31, 2012. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income or fees at December 31, 2012. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(3)	Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on December 31, 2012. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for Fund IV which is gross of taxes.
(4)	Reclassified to conform to current presentation.
(5)	Amounts exclude (i) AINV, as carried interest income from this fund is not subject to contingent repayment by the general partner, and (ii) Apollo Investment Europe I, L.P. as this fund is winding down.

The following table summarizes the fair value gains on investments and the income to reverse the general partner obligation to return previously distributed carried interest income based on the current fair value of the underlying funds’ investments as of December 31, 2012:

Fund	General Partner Obligation(1)	Net Asset Value as of December 31, 2012	Fair Value Gain on Investments and Income to Reverse General Partner Obligation(2)
	(in millions)
SOMA	$19.3	$915.5	$20.4
Asia Private Credit (“APC”)	0.3	28.6	3.4

	$19.6	$944.1	$23.8

(1)	Based upon a hypothetical liquidation as of December 31, 2012, Apollo has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to this fund. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(2)	The fair value gain on investments and income to reverse the general partner obligation is based on the life-to-date activity of the entire fund and assumes a hypothetical liquidation of the fund as of December 31, 2012.

Expenses

Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, incentive fee compensation and profit sharing expense associated with the carried interest income earned from private equity, credit and real estate funds and compensation expense associated with the vesting of non-cash equity-based awards.

Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the 2007 Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. Refer to note 1 of the consolidated financial statements for further discussion of the 2007 Reorganization. Subsequent to the 2007 Reorganization, our Managing Partners are considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with the AOG Units described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the 2007 Reorganization, as discussed in note 1 to our consolidated financial statements.

In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real estate funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit, and real estate carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification clauses also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. Refer to note 15 to our consolidated financial statements for further discussion of indemnification.

Salary expense for services rendered by our Managing Partners is limited to $100,000 per year for a five-year period. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years and certain employees were granted RSUs that typically have a vesting period of six years. Managing Partners, Contributing Partners and certain employees have also been granted AAA restricted depository units (“RDUs”), or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and credit segments and generally vest over three years. In addition, the Company granted share options to certain employees that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over the next two to six years.

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

Income Taxes. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to NYC UBT and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 64.9%, 65.9% and 71.0% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2012, 2011 and 2010, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97%, 98% and 97% ownership interest held by limited partners in AAA for the years ended December 31, 2012, 2011 and 2010, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

On January 1, 2010, the Company adopted amended consolidation guidance issued by the Financial Accounting Standards Board (“FASB”) on issues related to VIEs. The amended guidance significantly affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The amended guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The amended guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the consolidated statements of financial condition of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized in the consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Apollo’s involvement with the funds it manages is such that all three of the above conditions are met with the exception of certain vehicles which fail condition (c) above. As previously discussed, the incremental impact of adopting the amended consolidation guidance has resulted in the consolidation of certain VIEs managed by the Company. Additional disclosures related to Apollo’s involvement with VIEs are presented in note 5 to our consolidated financial statements.

Results of Operations

Below is a discussion of our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” below:

	Year Ended December 31,		Amount Change	Percentage Change	Year Ended December 31,		Amount Change	Percentage Change
	2012	2011			2011	2010
	(in thousands)				(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$149,544	$81,953	$67,591	82.5%	$81,953	$79,782	$2,171	2.7%
Management fees from affiliates	580,603	487,559	93,044	19.1	487,559	431,096	56,463	13.1
Carried interest income (loss) from affiliates	2,129,818	(397,880)	2,527,698	NM	(397,880)	1,599,020	(1,996,900)	NM

Total Revenues	2,859,965	171,632	2,688,333	NM	171,632	2,109,898	(1,938,266)	(91.9)

Expenses:
Compensation and benefits:
Equity-based compensation	598,654	1,149,753	(551,099)	(47.9)	1,149,753	1,118,412	31,341	2.8
Salary, bonus and benefits	274,574	251,095	23,479	9.4	251,095	249,571	1,524	0.6
Profit sharing expense	871,394	(63,453)	934,847	NM	(63,453)	555,225	(618,678)	NM
Incentive fee compensation	739	3,383	(2,644)	(78.2)	3,383	20,142	(16,759)	(83.2)

Total Compensation and Benefits	1,745,361	1,340,778	404,583	30.2	1,340,778	1,943,350	(602,572)	(31.0)
Interest expense	37,116	40,850	(3,734)	(9.1)	40,850	35,436	5,414	15.3
Professional fees	64,682	59,277	5,405	9.1	59,277	61,919	(2,642)	(4.3)
General, administrative and other	87,961	75,558	12,403	16.4	75,558	65,107	10,451	16.1
Placement fees	22,271	3,911	18,360	469.4	3,911	4,258	(347)	(8.1)
Occupancy	37,218	35,816	1,402	3.9	35,816	23,067	12,749	55.3
Depreciation and amortization	53,236	26,260	26,976	102.7	26,260	24,249	2,011	8.3

Total Expenses	2,047,845	1,582,450	465,395	29.4	1,582,450	2,157,386	(574,936)	(26.6)

Other Income:
Net gains (losses) from investment activities	288,244	(129,827)	418,071	NM	(129,827)	367,871	(497,698)	NM
Net (losses) gains from investment activities of consolidated variable interest entities	(71,704)	24,201	(95,905)	NM	24,201	48,206	(24,005)	(49.8)
Income from equity method investments	110,173	13,923	96,250	NM	13,923	69,812	(55,889)	(80.1)
Interest income	9,693	4,731	4,962	104.9	4,731	1,528	3,203	209.6
Other income, net	1,964,679	205,520	1,759,159	NM	205,520	195,032	10,488	5.4

Total Other Income	2,301,085	118,548	2,182,537	NM	118,548	682,449	(563,901)	(82.6)

Income (loss) before income tax benefit (provision)	3,113,205	(1,292,270)	4,405,475	NM	(1,292,270)	634,961	(1,927,231)	NM
Income tax provision	(65,410)	(11,929)	(53,481)	(448.3)	(11,929)	(91,737)	79,808	(87.0)

Net Income (Loss)	3,047,795	(1,304,199)	4,351,994	NM	(1,304,199)	543,224	(1,847,423)	NM
Net income (loss) attributable to Non-Controlling Interests	(2,736,838)	835,373	(3,572,211)	NM	835,373	(448,607)	1,283,980	NM

Net Income (Loss) Attributable to Apollo Global Management, LLC	$310,957	$(468,826)	$779,783	NM	$(468,826)	$94,617	$(563,443)	NM

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $67.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily attributable to an increase in advisory and transaction fees in the private equity segment of $71.6 million during the period. During the year ended December 31, 2012, gross and net advisory fees, including directors’ fees, were $152.1 million and $66.3 million, respectively, and gross and net transaction fees were $176.7 million and $88.5 million, respectively. During the year ended December 31, 2011, gross and net advisory fees, including directors’ fees, were $143.1 million and $56.1 million, respectively, and gross and net transaction fees were $62.9 million and $30.7 million, respectively. The net transaction and advisory fees were further offset by $5.3 million and $4.8 million in broken deal costs during the years ended December 31, 2012 and 2011, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $93.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in management fees earned by our credit, private equity and real estate segments of $113.0 million, $13.8 million and $6.0 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period. The remaining change was attributable to an increase of $39.8 million of fees earned from VIEs eliminated in consolidation in our credit segment during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Carried interest income from affiliates increased by $2,527.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds, primarily Fund VI, Fund VII, COF I, ACLF, CLOs, Fund V, COF II, AAA and Apollo Credit Fund, which had increased carried interest income of $1,282.5 million, $783.3 million, $134.9 million, $77.4 million, $72.2 million, $69.4 million, $69.1 million, $47.6 million and $25.7 million, respectively, during the year ended December 31, 2012 as compared to the same period in 2011. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the remainder of funds, which generated increased carried interest income of $36.8 million during the period. Included in the above for the year ended December 31, 2012 was a reversal of $75.3 million of the general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously recognized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million for SOMA and APC, respectively. Part of the increase in carried interest income from affiliates was attributable to an increase in carried interest income of $71.2 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during year ended December 31, 2012 as compared to the same period in 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $2.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily attributable to an increase of advisory fees in the private equity segment during the period of $6.5 million, partially offset by a decline in transaction fees in the credit segment of $4.6 million. During the year ended December 31, 2011, gross and net advisory fees, including directors’ fees, were $143.1 million and $56.1 million, respectively, and gross and net transaction fees were $62.9 million and $30.7 million, respectively. During the year ended December 31, 2010, gross and net advisory fees, including directors’ fees, were $120.7 million and $43.4 million, respectively, and gross and net transaction fees were $102.0 million and $38.2 million, respectively. The net transaction and advisory fees were further offset by $4.8 million and $1.8 million in broken deal costs during the years ended December 31, 2011 and 2010, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $56.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to an increase in management fees earned by our real estate, credit and private equity segments by $28.9 million, $26.4 million and $3.8 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period. The remaining change was attributable to $2.6 million of fees earned from VIEs eliminated in consolidation during the year ended December 31, 2011.

Carried interest (loss) income from affiliates changed by $(1,996.9) million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Carried interest income from affiliates is driven by investment gains and losses of unconsolidated funds. During the year ended December 31, 2011, there was $(1,087.0) million and $689.1 million of unrealized carried interest loss and realized carried interest income, respectively, which resulted in total carried interest loss from affiliates of $(397.9) million. During the year ended December 31, 2010, there was $1,355.4 million and $243.6 million of unrealized and realized carried interest income, respectively, which resulted in total carried interest income from affiliates of $1,599.0 million. The $2,442.4 million decrease in unrealized carried interest income was driven by significant declines in the fair value of portfolio investments held by certain of our private equity and credit funds, which resulted in reversals of previously recognized carried interest income, primarily by Fund VI, Fund VII, Fund IV, Fund V, COF II, COF I, ACLF, AIE II and SOMA, which had decreased carried interest income of $1,371.2 million, $563.0 million, $254.1 million, $81.0 million, $59.5 million, $57.9 million, $49.9 million, $30.4 million and $27.8 million, respectively. Included in the above for the year ended December 31, 2011 was a reversal of previously recognized carried interest income due to general partner obligations to return carried interest income that was previously distributed on Fund VI and SOMA of $75.3 million and $18.1 million, respectively. The $445.5 million increase in realized carried interest income was attributable to increased dispositions along with higher interest and dividend income distributions from portfolio investments held by certain of our private equity and credit funds, primarily by Fund VII, Fund IV and Fund VI of $221.5 million, $204.7 million and $67.6 million, respectively, during the year ended December 31, 2011 as compared to the same period during 2010.

Expenses

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Compensation and benefits increased by $404.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in profit sharing expense of $934.8 million driven by an increase in unrealized and realized carried interest income earned from our private equity and credit funds during the period. This increase was partially offset by a decrease in equity-based compensation of $551.1 million, specifically the amortization of AOG Units decreased by $551.8 million due to the expiration of the vesting period for certain Managing Partners, along with an increase in equity-based compensation relating to RSUs and share options of $0.1 million due to additional grants during the year ended December 31, 2012. Included in profit sharing expense is $25.8 million related to change in fair value of our contingent consideration obligations. Included in profit sharing expense is $62.1 million and $35.2 million of expense related to the Incentive Pool (as defined below) for the years ended December 31, 2012 and 2011, respectively.

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

Interest expense decreased by $3.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to decreased interest expense of

$4.9 million mainly due to a lower margin rate on the AMH Credit Agreement during the year ended December 31, 2012 as compared to the same period in 2011.

Professional fees increased by $5.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the year ended December 31, 2012, as compared to the same period during 2011.

General, administrative and other expenses increased by $12.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increased travel, information technology, recruiting and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the year ended December 31, 2012 as compared to the same period during 2011.

Placement fees increased by $18.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to increased fundraising efforts during the period in connection with our credit funds, primarily EPF II, which incurred $12.9 million of placement fees during the year ended December 31, 2012.

Occupancy expense increased by $1.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to additional expenses incurred from additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the year ended December 31, 2012 as compared to the same period during 2011.

Depreciation and amortization expense increased by $27.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increased amortization expense due to amortization of intangible assets acquired subsequent to December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Compensation and benefits decreased by $602.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a reduction of profit sharing expense of $618.7 million driven by the change in carried interest income earned from certain of our private equity and credit funds due to the significant decline in the fair value of the underlying investments in these funds during the period. In addition, incentive fee compensation decreased by $16.8 million as a result of the unfavorable performance of certain of our credit funds during the period. Management business compensation and benefits expense increased by $39.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily the result of increased headcount, partially offset by a decrease related to the performance based incentive arrangement discussed below.

Interest expense increased by $5.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to higher interest expense incurred during 2011 on the AMH Credit Agreement due to the margin rate increase once the maturity date was extended in December 2010.

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

Other Income (Loss)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net (losses) gains from investment activities increased by $418.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was attributable to a $412.1 million increase in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio during the period. In addition, there was a $4.7 million increase in unrealized gain related to the change in the fair value of the investment in HFA Holdings Limited (“HFA”) and a $1.2 million increase in net unrealized and realized gains related to changes in the fair value of portfolio investments of Apollo Credit Senior Loan Fund, L.P. (“Apollo Senior Loan Fund”) during the year ended December 31, 2012.

Net losses from investment activities of consolidated VIEs increased by $95.9 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This was primarily attributable to a change in net realized and unrealized losses of $519.6 million relating to the debt held by the consolidated VIEs, along with higher expenses which resulted in an increased loss of $329.4 million during the period, primarily due to the acquisition of Stone Tower in April 2012. These changes were partially offset by higher net unrealized and realized gains relating to the increase in the fair value of investments held by the consolidated VIEs of $246.5 million and higher interest income of $506.6 million during the year ended December 31, 2012 as compared to the same period during 2011.

Income from equity method investments increased by $96.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily driven by changes in the fair values of certain Apollo funds in which Apollo has a direct interest. Fund VII, COF I, COF II and ACLF had the most significant impact and together generated $89.5 million of income from equity method investments during the year ended December 31, 2012 as compared to $11.5 million of income from equity method investments during the year ended December 31, 2011 resulting in a net increase of income from equity method investments totaling $77.6 million. Refer to note 4 to our consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the years ended December 31, 2012 and 2011.

Other income, net increased by $1,759.2 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in gains on acquisitions of $1,755.7 million driven by the $1,951.1 million bargain purchase gain recorded on the Stone Tower acquisition during April 2012, partially offset by the bargain purchase gain on the Gulf Stream acquisition of $195.5 million during October 2011. Refer to note 3 to our consolidated financial statements for further discussion of the Stone Tower and Gulf Stream acquisitions. The remaining change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2012 as compared to the same period in 2011. Refer to note 10 of our consolidated financial statements for a complete summary of other income, net, for the years ended December 31, 2012 and 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net gains from investment activities decreased by $497.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a

$494.1 million decrease in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the period. In addition, there was a $5.9 million unrealized loss related to the change in the fair value of the investment in HFA during the year ended December 31, 2011, partially offset by $2.3 million of net unrealized and realized gains related to changes in the fair value of Metals Trading Fund, L.P. (“Metal’s Trading Fund”) portfolio investments during the year ended December 31, 2010.

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

Other income, net increased by $10.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to an increase in gains on acquisitions of $166.5 million driven by the $195.5 million bargain purchase gain recorded on the Gulf Stream acquisition during October 2011, partially offset by the bargain purchase gain on the CPI acquisition of $24.1 million during November 2010. This was offset by $162.5 million of insurance reimbursement received during the year ended December 31, 2010 relating to a $200.0 million litigation settlement incurred during 2008, along with $7.8 million of other income attributable to the change in the estimated tax receivable agreement liability. During the year ended December 31, 2011, approximately $8.0 million of offering costs were reimbursed that were incurred during 2009 related to the launch of ARI, offset by approximately $8.0 million of offering costs incurred during the third quarter of 2011 related to the launch of AMTG. The remaining change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2011 as compared to the same period in 2010. Refer to note 10 of our consolidated financial statements for a complete summary of other income, net, for the years ended December 31, 2011 and 2010.

Income Tax Provision

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The income tax provision increased by $53.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. As discussed in note 11 to our consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., which is subject to U.S. Federal, state and local taxes. APO Corp. had income before taxes of $130.8 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively, after adjusting for permanent tax differences. The $129.1 million change in income before taxes resulted in increased federal, state and local taxes of $51.3 million during the period utilizing a marginal corporate tax rate, and an increase in the NYC UBT and the taxes on foreign subsidiaries of $2.2 million.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The income tax provision decreased by $79.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. As discussed in note 11 to our consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp. APO Corp. had income before taxes of $1.7 million and $211.0 million for the years ended December 31, 2011 and 2010, respectively, after adjusting for permanent tax differences. The $209.3 million change in income before taxes resulted in decreased federal, state and local taxes of $77.2 million utilizing a marginal corporate tax rate. The remaining decrease in the income tax provision of $2.6 million in 2011 as compared to 2010 was primarily affected by decreases in the NYC UBT, as well as taxes on foreign subsidiaries.

Non-Controlling Interests

Net (income) loss attributable to Non-Controlling Interests consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
AAA(1)	$(278,454)	$123,400	$(356,251)
Interest in management companies and a co-investment vehicle(2)	(7,307)	(12,146)	(16,258)
Other consolidated entities	50,956	(13,958)	(36,847)

Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(234,805)	97,296	(409,356)
Net (income) attributable to Appropriated Partners’ Capital(3)	(1,816,676)	(202,235)	(11,359)
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(685,357)	940,312	(27,892)

Net (income) loss attributable to Non-Controlling Interests	$(2,736,838)	$835,373	$(448,607)

Net income attributable to Appropriated Partners’ Capital(4)	1,816,676	202,235	11,359
Other Comprehensive Income attributable to Non-Controlling Interests	(2,010)	(5,106)	(9,219)

Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$(992,172)	$1,032,502	$(446,467)

(1)	Reflects the Non-Controlling Interests in the net loss (income) of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% during the year ended December 31, 2012, approximately 98% during the year ended December 31, 2011 and approximately 97% during the year ended 2010, respectively.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies.
(3)	Reflects net income of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.1 million for the year ended December 31, 2012 and the bargain purchase gain from the Gulf Stream acquisition of $0.8 million and $195.4 million for the years ended December 31, 2012 and 2011, respectively.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive (income) loss attributable to non-controlling interest on the statement of comprehensive income (loss).

Initial Public Offering—On April 4, 2011, the Company completed the IPO of its Class A shares, representing limited liability company interests of the Company. Apollo Global Management, LLC received net proceeds from the IPO of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings’ ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and Apollo Global Management, LLC’s ownership interest in the Apollo Operating Group increased from 29.3% to 33.5% upon consummation of the IPO. As such, the difference between the fair value of the consideration paid for the Apollo Operating Group level ownership interest and the book value on the date of the IPO is reflected in Additional Paid in Capital.

Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$3,047,795	$(1,304,199)	$543,224
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(2,051,481)	(104,939)	(420,715)

Net income (loss) after Non-Controlling Interests in consolidated entities	996,314	(1,409,138)	122,509
Adjustments:
Income tax provision(1)	65,410	11,929	91,737
NYC UBT and foreign tax provision(2)	(10,889)	(8,647)	(11,255)
Capital increase related to equity-based compensation	—	(22,797)	—
Net loss in non-Apollo Operating Group entities	948	1,345	4,197

Total adjustments	55,469	(18,170)	84,679

Net income (loss) after adjustments	1,051,783	(1,427,308)	207,188
Approximate ownership percentage of Apollo Operating Group	64.9%	65.9%	71.0%

Net income (loss) attributable to Apollo Operating Group before other adjustments(3)	685,357	(940,312)	145,379
AMH special allocation(4)	—	—	(117,487)

Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$685,357	$(940,312)	$27,892

(1)	Reflects all taxes recorded in our consolidated statements of operations. Of this amount, U.S. Federal, state, and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 65.2%, 67.4% and 71.0% during the years ended December 31, 2012, 2011 and 2010, respectively, to the consolidated net income (loss) of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.
(4)	These amounts represent special allocation of income to APO Corp. and reduction of income allocated to Holdings due to the amendment to the AMH partnership agreement as discussed in note 15 to our consolidated financial statements. There was no extension of the special allocation after December 31, 2010. Therefore as a result, the Company did not allocate any additional income from AMH to APO Corp. related to the special allocation. However, the Company will continue to allocate income to APO Corp. based on the current economic sharing percentage.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results do not consider consolidation of funds, equity-based compensation expense comprised of AOG Units, income taxes, amortization of intangibles associated with the 2007

Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals.

In addition to providing the financial results of our three reportable business segments, we further evaluate our individual reportable segments based on what we refer to as our management and incentive businesses. Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. The management business includes management fee revenues, advisory and transaction revenues, carried interest income from one of our opportunistic credit funds and expenses, each of which we believe are more stable in nature. The financial performance of our incentive business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The incentive business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which is generally less predictable and more volatile in nature.

Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the years ended December 31, 2012, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$138,531	$—	$138,531	$66,913	$—	$66,913	$60,444	$—	$60,444
Management fees from affiliates	277,048	—	277,048	263,212	—	263,212	259,395	—	259,395
Carried interest income (loss) from affiliates:
Unrealized gain (loss)(1)	—	854,919	854,919	—	(1,019,748)	(1,019,748)	—	1,251,526	1,251,526
Realized gains	—	812,616	812,616	—	570,540	570,540	—	69,587	69,587

Total Revenues	415,579	1,667,535	2,083,114	330,125	(449,208)	(119,083)	319,839	1,321,113	1,640,952

Expenses:
Compensation and Benefits:
Equity compensation	31,213	—	31,213	31,778	—	31,778	16,182	—	16,182
Salary, bonus and benefits	128,465	—	128,465	125,145	—	125,145	133,999	—	133,999
Profit sharing expense	—	702,477	702,477	—	(100,267)	(100,267)	—	519,669	519,669

Total compensation and benefits	159,678	702,477	862,155	156,923	(100,267)	56,656	150,181	519,669	669,850
Other expenses	83,311	—	83,311	99,338	—	99,338	97,750	—	97,750

Total Expenses	242,989	702,477	945,466	256,261	(100,267)	155,994	247,931	519,669	767,600

Other Income:
Income from equity method investments	—	74,038	74,038	—	7,960	7,960	—	50,632	50,632
Other income, net	4,653	—	4,653	7,081	—	7,081	162,213	—	162,213

Total Other Income	4,653	74,038	78,691	7,081	7,960	15,041	162,213	50,632	212,845

Economic Net Income (Loss)	$177,243	$1,039,096	$1,216,339	$80,945	$(340,981)	$(260,036)	$234,121	$852,076	$1,086,197

(1)

Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a $75.3 million reversal of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI.

Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million for Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Year Ended December 31,				For the Year Ended December 31,
	2012	2011	Amount Change	Percentage Change	2011	2010	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$138,531	$66,913	$71,618	107.0%	$66,913	$60,444	$6,469	10.7%
Management fees from affiliates	277,048	263,212	13,836	5.3	263,212	259,395	3,817	1.5
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	854,919	(1,019,748)	1,874,667	NM	(1,019,748)	1,251,526	(2,271,274)	NM
Realized gains	812,616	570,540	242,076	42.4	570,540	69,587	500,953	NM

Total carried interest income (losses) from affiliates	1,667,535	(449,208)	2,116,743	NM	(449,208)	1,321,113	(1,770,321)	NM

Total Revenues	2,083,114	(119,083)	2,202,197	NM	(119,083)	1,640,952	(1,760,035)	NM

Expenses:
Compensation and benefits:
Equity-based compensation	31,213	31,778	(565)	(1.8)	31,778	16,182	15,596	96.4
Salary, bonus and benefits	128,465	125,145	3,320	2.7	125,145	133,999	(8,854)	(6.6)
Profit sharing expense	702,477	(100,267)	802,744	NM	(100,267)	519,669	(619,936)	NM

Total compensation and benefits expense	862,155	56,656	805,499	NM	56,656	669,850	(613,194)	(91.5)
Other expenses	83,311	99,338	(16,027)	(16.1)	99,338	97,750	1,588	1.6

Total Expenses	945,466	155,994	789,472	NM	155,994	767,600	(611,606)	(79.7)

Other Income:
Income from equity method investments	74,038	7,960	66,078	NM	7,960	50,632	(42,672)	(84.3)
Other income, net	4,653	7,081	(2,428)	(34.3)	7,081	162,213	(155,132)	(95.6)

Total Other Income	78,691	15,041	63,650	423.2%	15,041	212,845	(197,804)	(92.9)%

Economic Net Income (Loss)	$1,216,339	$(260,036)	$1,476,375	NM	$(260,036)	$1,086,197	$(1,346,233)	NM

(1)	Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a $75.3 million reversal of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million for Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Advisory and transaction fees from affiliates, including directors’ fees, termination fees and reimbursed broken deal costs, increased by $71.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in transaction and advisory services rendered during the year, primarily relating to Fund VII of $46.1 million and Fund VI of $11.2 million, as well as $13.5 million relating to AGS, ANRP and AAA Investments. Gross advisory and transaction fees, including directors’ fees and termination fees, were $291.2 million and $164.5 million for the years ended December 31, 2012 and 2011, respectively, an increase of $126.7 million or 77%. The transaction and termination fees earned during the year ended December 31, 2012 primarily related to seven portfolio investment transactions, specifically EP Energy, Realogy, Rexnord, Great Wolf Resorts, Taminco, Smart & Final and Athlon, which together generated $153.8 million and $78.4 million of the gross and net transaction fees, respectively, as compared to transaction and termination fees earned during the year ended December 31, 2011 primarily in connection with five portfolio investment transactions, specifically Constellium (formerly Alcan), Ascometal, Athene Life Re Ltd., Brit Insurance and CORE Media Group (formerly CKx), which together generated $35.5 million and $18.4 million of the gross and net transaction fees, respectively. The advisory fees earned during the year ended December 31, 2012 were principally generated by advisory arrangements with eight portfolio investments including Athene Life Re Ltd, Debt Investment Vehicles, EP Energy, Caesars Entertainment, Berry Plastics, Momentive Performance Materials, CEVA Logistics and Realogy, which generated gross and net fees of $87.5 million and $46.6 million, respectively. The advisory fees earned during the year ended December 31, 2011 were primarily generated by advisory and monitoring arrangements with six portfolio investments including Athene Life Re Ltd., Berry Plastics, Caesars Entertainment, CEVA Logistics, Debt Investment Vehicles and Realogy, which generated gross and net fees of $78.1 million and $34.9 million, respectively. Advisory and transaction fees, including directors’ fees and termination fees, are reported net of Management Fee Offsets totaling $152.7 million and $97.6 million for the years ended December 31, 2012 and 2011, respectively, an increase of $55.1 million or 56.5%.

Management fees from affiliates increased by $13.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increased management fees of $17.3 million earned from ANRP, which began paying fees during the third quarter of 2011 based on committed capital. This increase was partially offset by a decrease in the management fees earned from AAA Investments of $2.6 million due to lower adjusted gross assets for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Also offsetting this increase was a decrease in management fees of $0.9 million as a result of lower management fees earned from Fund V, Fund VI and other funds.

Carried interest income (loss) from affiliates increased by $2,116.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in net unrealized carried interest income of $1,874.7 million as a result of improvements in the fair values of the underlying portfolio investments held during the year, including an increase of $571.5 million from Fund VII, $60.9 million from Fund V and $62.0 million from AAA Investments and other funds. In addition, net unrealized carried interest income increased by $1,069.2 as a result of unrealized carried interest income recorded in connection with Fund VI. For the year ended December 31, 2011, Fund VI had significant unrealized carried interest losses which resulted in the recognition of a general partner obligation to return previously distributed carried interest income. For the year ended December 31, 2012, the unrealized carried interest losses were recouped and unrealized carried interest income was recognized which resulted in the reversal of the general partner obligation of $75.3 million. Also contributing to the increase in net unrealized carried interest income was a decrease to Fund IV’s net unrealized carried interest loss of $111.1 million during the year ended December 31, 2012. The remaining increase in the carried interest income (loss) from affiliates relates to an increase in realized carried interest income of $242.1 million resulting from increased dispositions of portfolio investments held by Fund VII, Fund VI, Fund V and AAA Investments of $211.8 million, $213.4 million, $8.5 million and $10.2 million, respectively, offset by a decrease in Fund IV of $201.8 million.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $6.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to an increase in advisory services rendered during the period, primarily with respect to AAA Investments. Gross advisory and transaction fees, including directors’ fees, were $164.5 million and $162.9 million for the year ended December 31, 2011 and 2010, respectively, an increase of $1.6 million or 1.0%. The transaction fees earned during 2011 primarily related to five portfolio investment transactions, specifically Constellium (formerly Alcan), Ascometal, Athene Life Re Ltd., Brit Insurance and CORE Media Group (formerly CKx), which together generated $35.5 million and $18.4 million of the gross and net transaction fees, respectively, as compared to transaction fees primarily earned during 2010 from four portfolio investment transactions, specifically LyondellBasell, Noranda Aluminum, CKE Restaurants Inc. and EVERTEC, which together generated $58.4 million and $20.1 million of the gross and net transaction fees. The advisory fees earned during 2011 were primarily generated by advisory and monitoring arrangements with six portfolio investments including Athene Life Re Ltd., Berry Plastics, Caesars Entertainment, CEVA Logistics, Debt Investment Vehicles and Realogy, which generated gross and net fees of $78.1 million and $34.9 million, respectively. The advisory fees earned during 2010 were primarily generated by advisory and monitoring arrangements with several portfolio investments including Caesars Entertainment, Debt Investment Vehicles and Realogy which generated gross and net fees of $55.7 million and $20.9 million, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $92.8 million and $100.6 million for the year ended December 31, 2011 and 2010, respectively, a decrease of $7.8 million or 7.8%. The net transaction and advisory fees were further offset by $4.8 million and $1.8 million in broken deal costs during the years ended December 31, 2011 and 2010, respectively, relating to Fund VII.

Management fees from affiliates increased by $3.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to increased management fees earned from AAA Investments of $3.2 million as a result of increased adjusted gross assets managed during the period. In addition, management fees of $2.9 million were earned from ANRP which began earning fees during the third quarter of 2011 based on committed capital. These increases were partially offset by decreased management fees earned by Fund V of $1.8 million as a result of decreases in fee-generating invested capital. In addition, during the third quarter of 2010, Fund IV started its winding down and no longer earned management fees which resulted in a decrease in management fees of $0.7 million during the year ended December 31, 2011 as compared to the same period during 2010.

Carried interest (loss) income from affiliates changed by $(1,770.3) million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributed to a decrease in net unrealized carried interest income of $2,271.2 million driven by significant declines in the fair values of the underlying portfolio investments held during the period which resulted in the reversal of previously recognized carried interest income, primarily by Fund VI, Fund VII, Fund IV and Fund V of $1,371.2 million, $563.0 million, $254.1 million and $81.0 million, respectively. Included in the above for the year ended December 31, 2011 was a reversal of previously recognized carried interest income due to general partner obligations to return previously distributed carried interest income on Fund VI of $75.3 million. The remaining change relates to an increase in realized carried interest income of $500.9 million resulting from increased dispositions along with higher interest and dividend income distributions from portfolio investments held by certain of our private equity funds, primarily by Fund VII, Fund IV and Fund VI and Fund V of $221.5 million, $204.7 million, $67.6 million and $7.1 million, respectively, during the year ended December 31, 2011 as compared to the same period during 2010.

Expenses

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Compensation and benefits expense increased by $805.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to a $802.7 million increase in profit sharing expense mostly driven by the increase in carried interest income earned from our private equity funds during the year and a $3.3 million increase in salary, bonus and benefits expense as a result of an increase in headcount. Included in profit sharing expense is $25.8 million related to change in fair value of our contingent consideration obligations. Included in profit sharing expense is $25.9 million and $16.2 million of expenses related to the Incentive Pool for the years ended December 31, 2012 and December 31, 2011, respectively.

Other expenses decreased by $16.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to decreased interest expense of $6.5 million mainly due to a lower margin rate on the AMH Credit Agreement. Also contributing to this decrease were lower professional fees of $1.9 million attributable to lower external accounting, tax, audit, legal and consulting fees incurred and lower occupancy expenses of $2.8 million due to the allocation of occupancy cost based on segment size due to acquisitions in the credit segment during the year ended December 31, 2012 as compared to the same period during 2011. General, administrative and other expenses also decreased by $3.4 million mainly due to a decrease in travel and related expenses and other non-compensation related expenses.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Compensation and benefits expense decreased by $613.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily a result of a $619.9 million decrease in profit sharing expense primarily attributable to a change in carried interest income earned by our funds during the period and an $8.9 million decrease in salary, bonus and benefits expense. The Incentive Pool also contributed to the decrease in salary, bonus and benefits expense during the period.

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

Other (Loss) Income

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Income from equity method investments increased by $66.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was driven by increases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII and AAA, which resulted in increased income from equity method investments of $51.7 million and $11.0 million, respectively, during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Other income net, decreased by $2.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and other adjustments during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

Credit

The following tables set forth segment statement of operations information and ENI for our credit segment for the years ended December 31, 2012, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising of amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit
Revenues:
Advisory and transaction fees from affiliates	$10,764	$—	$10,764	$14,699	$—	$14,699	$19,338	$—	$19,338
Management fees from affiliates	299,667	—	299,667	186,700	—	186,700	160,318	—	160,318
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	—	301,077	301,077	—	(66,852)	(66,852)	—	103,918	103,918
Realized gains	37,842	179,933	217,775	44,540	74,113	118,653	47,385	126,604	173,989

Total Revenues	348,273	481,010	829,283	245,939	7,261	253,200	227,041	230,522	457,563

Expenses:
Compensation and Benefits:
Equity-based compensation	26,988	—	26,988	23,283	—	23,283	9,879	—	9,879
Salary, bonus and benefits	122,813	—	122,813	92,898	—	92,898	93,884	—	93,884
Profit sharing expense	—	154,787	154,787	—	35,461	35,461	—	35,556	35,556
Incentive fee compensation	—	739	739	—	3,383	3,383	—	20,142	20,142

Total compensation and benefits	149,801	155,526	305,327	116,181	38,844	155,025	103,763	55,698	159,461
Other expenses	149,051	—	149,051	94,995	—	94,995	80,880	—	80,880

Total Expenses	298,852	155,526	454,378	211,176	38,844	250,020	184,643	55,698	240,341

Other Income (Loss):
Net (loss) from investment activities	—	(1,142)	(1,142)	—	(5,881)	(5,881)	—	—	—
Income from equity method investments	—	46,100	46,100	—	2,143	2,143	—	30,678	30,678
Other income (loss), net	15,008	—	15,008	(1,978)	—	(1,978)	10,928	—	10,928

Total Other Income (Loss)	15,008	44,958	59,966	(1,978)	(3,738)	(5,716)	10,928	30,678	41,606

Non-Controlling Interests	(8,730)	—	(8,730)	(12,146)	—	(12,146)	(16,258)	—	(16,258)

Economic Net Income (Loss)	$55,699	$370,442	$426,141	$20,639	$(35,321)	$(14,682)	$37,068	$205,502	$242,570

(1)	Included in unrealized carried interest income from affiliates for the year ended December 31, 2012 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income for SOMA and APC of $1.2 million and $0.3 million, respectively. Included in unrealized carried interest income from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income for SOMA of $18.1 million. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Year Ended December 31,				For the Year Ended December 31,
	2012	2011	Amount Change	Percentage Change	2011	2010	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Credit
Revenues:
Advisory and transaction fees from affiliates	$10,764	$14,699	$(3,935)	(26.8)%	$14,699	$19,338	$(4,639)	(24.0)%
Management fees from affiliates	299,667	186,700	112,967	60.5	186,700	160,318	26,382	16.5
Carried interest income from affiliates:
Unrealized gain (loss)(1)	301,077	(66,852)	367,929	NM	(66,852)	103,918	(170,770)	NM
Realized gains	217,775	118,653	99,122	83.5	118,653	173,989	(55,336)	(31.8)

Total carried interest income from affiliates	518,852	51,801	467,051	NM	51,801	277,907	(226,106)	(81.4)

Total Revenues	829,283	253,200	576,083	227.5	253,200	457,563	(204,363)	(44.7)

Expenses:
Compensation and benefits
Equity-based compensation	26,988	23,283	3,705	15.9	23,283	9,879	13,404	135.7
Salary, bonus and benefits	122,813	92,898	29,915	32.2	92,898	93,884	(986)	(1.1)
Profit sharing expense	154,787	35,461	119,326	336.5	35,461	35,556	(95)	(0.3)
Incentive fee compensation	739	3,383	(2,644)	(78.2)	3,383	20,142	(16,759)	(83.2)

Total compensation and benefits	305,327	155,025	150,302	97.0	155,025	159,461	(4,436)	(2.8)
Other expenses	149,051	94,995	54,056	56.9	94,995	80,880	14,115	17.5

Total Expenses	454,378	250,020	204,358	81.7	250,020	240,341	9,679	4.0

Other Income (Loss):
Net (loss) from investment activities	(1,142)	(5,881)	4,739	(80.6)	(5,881)	—	(5,881)	NM
Income from equity method investments	46,100	2,143	43,957	NM	2,143	30,678	(28,535)	(93.0)
Other income (loss), net	15,008	(1,978)	16,986	NM	(1,978)	10,928	(12,906)	NM

Total Other Income (Loss)	59,966	(5,716)	65,682	NM	(5,716)	41,606	(47,322)	NM
Non-Controlling Interests	(8,730)	(12,146)	3,416	(28.1)	(12,146)	(16,258)	4,112	(25.3)

Economic Net Income (Loss)	$426,141	$(14,682)	$440,823	NM	$(14,682)	$242,570	$(257,252)	NM

(1)	Included in unrealized carried interest income from affiliates for the year ended December 31, 2012 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income for SOMA and APC of $1.2 million and $0.3 million, respectively. Included in unrealized carried interest income from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income for SOMA of $18.1 million. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Advisory and transaction fees from affiliates decreased by $3.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Gross advisory and transaction fees, including directors’ fees, were $37.4 million and $41.2 million for the years ended December 31, 2012 and 2011, respectively, a decrease of $3.8 million or 9.2%. The transaction fees earned during 2012 primarily related to portfolio investments of EPF I and EPF II which together generated gross and net fees of $9.1 million and $2.4 million, respectively, whereas the transaction fees earned during 2011 primarily related to two portfolio investment transactions of FCI and EPF I which together generated gross and net fees of $9.6 million and $5.7 million, respectively. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, L.P., which resulted in gross and net advisory fees of $23.0 million and $3.4 million, respectively, during the year ended December 31, 2012 and gross and net fees of $25.9 million and $3.3 million, respectively, during the year ended December 31, 2011. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $26.6 million and $26.5 million for the years ended December 31, 2012 and 2011, respectively, an increase of $0.1 million or 0.4%.

                Management fees from affiliates increased by $113.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to EPF II which began earning management fees during the second quarter of 2012 totaling $43.1 million. In addition, management fees increased due to the recent acquisitions of Gulf Stream and Stone Tower in October 2011 and April 2012, respectively, resulting in an increase in fees generated from CLOs of $29.3 million and Apollo Credit Fund of $11.6 million during the period. Also, assets managed by Athene Asset Management, LLC, AMTG and AEC, together generated increased fees of $31.5 million during the year ended December 31, 2012 as compared to the same period in 2011. These increases were partially offset by decreased management fees earned from EPF I of $13.3 million during the period due to a change in management fee basis from committed to invested capital as a result of the launch of EPF II in April 2012. In addition, management fees earned from AINV decreased by $6.4 million as a result of a decrease in gross adjusted assets managed of the Company during the period as compared to the same period in 2011. The remaining change was attributable to an overall increase in assets managed by the other credit funds which collectively contributed to an increase of $17.2 million in management fees during the year ended December 31, 2012 as compared to the same period in 2011.

Carried interest income from affiliates increased by $467.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in net unrealized carried interest income of $367.9 million driven by an increase in net asset values primarily with respect to COF I, CLOs, COF II, ACLF, AIE II, and ACF resulting in increased net unrealized carried interest income of $74.4 million, $71.8 million, $65.9 million, $65.9 million, $27.0 million, $9.0 million and $7.0 million, respectively, during the period. The remaining change in unrealized carried interest income was attributable to an increase in net asset values of the other credit funds which collectively contributed to an increase of $46.9 million. During the year ended December 31, 2012, there was a reversal of previously recognized carried interest income from SOMA and APC due to general partner obligations to return carried interest income that was previously distributed of $1.2 million and $0.3 million, respectively. In addition, realized carried interest increased by $99.1 million resulting from increased dispositions during the period, primarily by COF I, Apollo Credit Fund, and ACLF of $60.5 million, $16.7 million, $11.5 million and $9.7 million respectively. The remaining change in realized carried interest income was attributable to an overall increase in dispositions of the other credit funds which collectively contributed to an increase of $0.7 million during the period.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Advisory and transaction fees from affiliates decreased by $4.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Gross advisory and transaction fees, including directors’ fees, were $41.2 million and $59.8 million for the year ended December 31, 2011 and 2010, respectively, a decrease of $18.6 million or 31.1%. The transaction fees earned during 2011 were primarily related to two portfolio investment transactions of FCI and EPF I which together generated gross and net fees of $9.6 million and $5.7 million, respectively. The transaction fees earning during 2010 were primarily related to certain portfolio investment transactions of EPF I which together generated gross and net fees of $11.0 million and $3.9 million, respectively. In addition, a termination fee was earned from KBC Life Settlements of $7.1 million during the year ended December 31, 2010. The advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, L.P., which resulted in gross and net advisory fees of $25.9 million and $3.3 million, respectively, during 2011 and gross and net fees of $25.3 million and $3.4 million, respectively, during 2010. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $26.5 million and $40.5 million for the year ended December 31, 2011 and 2010, respectively, a decrease of $14.0 million or 34.6%.

Management fees from affiliates increased by $26.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to increased asset allocation fees earned from Athene of $9.4 million during the year. These fees are partially offset by a corresponding expense categorized as sub-advisory fees and included within professional fees expense. In addition, management fees of $3.4 million were earned from AFT, $1.7 million from FCI and $1.4 million from AMTG, which all began earning management fees in 2011. Gulf Stream CLOs generated $2.5 million of fees and two new Senior Credit Funds, AESI and Palmetto Loan, generated fees of $1.2 million and $1.0 million, respectively, during the year ended December 31, 2011. Furthermore an increase in fee-generating invested capital in COF II, gross adjusted assets managed by AINV and increased value of commitments in EPF I resulted in increased management fees earned of $2.6 million, $2.0 million and $1.4 million, respectively, during the period. These increases were partially offset by decreased management fees earned by ACLF of $1.8 million as a result of a decrease in fee-generating invested capital and by AIE I of $1.4 million as a result of sales of investments and resulting decrease in net assets managed during the period.

The remaining change was attributable to overall increased assets managed by the remaining credit funds, which collectively contributed to the increase of management fees by $3.0 million during the period.

Carried interest income from affiliates changed by $(226.1) million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to a decrease in net unrealized carried interest income of $170.8 million driven by decreased net asset values, primarily with respect to COF II, COF I, ACLF, AIE II and SOMA which collectively resulted in decreased net unrealized carried interest income of $225.4 million, partially offset by increased unrealized carried interest income earned in 2011 by EPF I of $53.2 million due to increased valuation of investments. During the year ended December 31, 2011, there was a reversal of previously recognized carried interest income from SOMA due to general partner obligations to return carried interest income that was previously distributed of $18.1 million. The remaining change was attributable to a decrease in net realized gains of $55.3 million resulting primarily from a decrease in dividend and interest income on portfolio investments held by certain of our credit funds, primarily by SOMA, during the year ended December 31, 2011 as compared to the same period during 2010.

Expenses

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Compensation and benefits expense increased by $150.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily a result of an increase in profit sharing expense of $119.3 million due to the favorable performance of certain of our credit funds along with the Incentive Pool, which included $28.9 million and $17.6 million of expense related to the Incentive Pool for the years ended December 31, 2012 and 2011, respectively. In addition, salary, bonus and benefits expense increased by $29.9 and equity based compensation increased by $3.7 million due to an increase in headcount during the period, including new hires related to the Stone Tower acquisition in April 2012. These increases were partially offset by decreased incentive fee compensation expense of $2.6 million due to the performance of certain of our credit funds during the period.

Other expenses increased by $54.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily a result of increased general, administrative and other expenses of $18.5 million due to higher travel, information technology, recruiting and other expenses incurred during the year ended December 31, 2012 as compared to the same period in 2011. Placement fees also increased by $19.0 million due to increased fundraising activities during the year ended December 31, 2012 as compared to the same period in 2011, primarily relating to EPF II and costs associated with the acquisition of Stone Tower for which the Company incurred fees of $12.9 million and $4.9 million, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Compensation and benefits expense decreased by $4.4 million for the ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily a result of a $16.8 million decrease in incentive fee compensation due to unfavorable performance of certain of our capital market funds during the period and a $1.0 million decrease in salary, bonus and benefits. The Incentive Pool also contributed to the decrease in salary, bonus and benefits expense during the period. These decreases were partially offset by increased non-cash equity-based compensation expense of $13.4 million primarily related to additional grants of RSUs subsequent to December 31, 2010.

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

Other Income (Loss)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net losses from investment activities decreased by $4.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an unrealized loss related to the change in the fair value of the investment in HFA, which resulted in a decrease in losses from investment activities of $4.7 million during the period.

Income from equity method investments increased by $44.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was driven by increases in the fair values of investments held by certain of our credit funds, primarily COF I, COF II, and ACLF, which resulted in an increase in income from equity method investments of $17.3 million, $5.7 million and $4.5 million, respectively, during the year ended December 31, 2012 as compared to the same period during 2011.

Other income (loss), net increased by $17.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. During the year ended December 31, 2011, approximately $8.0 million of offering costs were incurred related to the launch of AMTG. The remaining change was primarily attributable to higher interest income and rental income.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net losses from investment activities were $5.9 million for the year ended December 31, 2011. This amount was related to an unrealized loss on the change in the fair value of the investment in HFA during the year ended December 31, 2011.

Income from equity method investments decreased by $28.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I, Artus, COF II, and ACLF, which resulted in a decrease in income from equity method investments of $10.2 million, $4.5 million $4.3 million and $3.7 million, respectively, during the year ended December 31, 2011 as compared to the same period during 2010.

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

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the years ended December 31, 2012, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$749	$—	$749	$698	$—	$698	$—	$—	$—
Management fees from affiliates	46,326	—	46,326	40,279	—	40,279	11,383	—	11,383
Carried interest income from affiliates
Unrealized gains	—	10,401	10,401	—	—	—	—	—	—
Realized gains	—	4,673	4,673	—	—	—	—	—	—

Total Revenues	47,075	15,074	62,149	40,977	—	40,977	11,383	—	11,383

Expenses:
Compensation and Benefits:
Equity-based compensation	10,741	—	10,741	13,111	—	13,111	4,408	—	4,408
Salary, bonus and benefits	23,296	—	23,296	33,052	—	33,052	21,688	—	21,688
Profit sharing expense	—	14,130	14,130	—	1,353	1,353	—	—	—

Total compensation and benefits	34,037	14,130	48,167	46,163	1,353	47,516	26,096	—	26,096
Other expenses	24,270	—	24,270	29,663	—	29,663	19,938	—	19,938

Total Expenses	58,307	14,130	72,437	75,826	1,353	77,179	46,034	—	46,034

Other Income (loss):
Income (loss) from equity method investments	—	982	982	—	726	726	—	(391)	(391)
Other income, net	1,271	—	1,271	9,694	—	9,694	23,622	—	23,622

Total Other Income (Loss)	1,271	982	2,253	9,694	726	10,420	23,622	(391)	23,231

Economic Net (Loss) Income	$(9,961)	$1,926	$(8,035)	$(25,155)	$(627)	$(25,782)	$(11,029)	$(391)	$(11,420)

	For the Year Ended December 31,				For the Year Ended December 31,
	2012	2011	Amount Change	Percentage Change	2011	2010	Amount Change	Percentage Change
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$749	$698	$51	7.3%	$698	$—	$698	NM
Management fees from affiliates	46,326	40,279	6,047	15.0	40,279	11,383	28,896	253.9%
Carried interest income from affiliates
Unrealized gains	10,401	—	10,401	NM	—	—	—	—
Realized gains	4,673	—	4,673	NM	—	—	—	—

Total Revenues	62,149	40,977	21,172	51.7	40,977	11,383	29,594	260.0

Expenses:
Compensation and Benefits
Equity-based compensation	10,741	13,111	(2,370)	(18.1)	13,111	4,408	8,703	197.4
Salary, bonus and benefits	23,296	33,052	(9,756)	(29.5)	33,052	21,688	11,364	52.4
Profit sharing expense	14,130	1,353	12,777	NM	1,353	—	1,353	NM

Total compensation and benefits	48,167	47,516	651	1.4	47,516	26,096	21,420	82.1
Other expenses	24,270	29,663	(5,393)	(18.2)	29,663	19,938	9,725	48.8

Total Expenses	72,437	77,179	(4,742)	(6.1)	77,179	46,034	31,145	67.7

Other Income (Loss):
Income (loss) from equity method investments	982	726	256	35.3	726	(391)	1,117	NM
Other income, net	1,271	9,694	(8,423)	(86.9)	9,694	23,622	(13,928)	(59.0)

Total Other Income	2,253	10,420	(8,167)	(78.4)	10,420	23,231	(12,811)	(55.1)

Economic Net (Loss)	$(8,035)	$(25,782)	$17,747	(68.8)%	$(25,782)	$(11,420)	$(14,362)	125.8%

Revenues

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Management fees increased by $6.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increased management fees earned of $4.1 million as a result of additional capital raised for the Athene CRE Lending business, AGRE CMBS Accounts, and the launching of the 2012 CMBS funds during the year ended December 31, 2012. In addition, increased management fees were earned from AGRE U.S. Real Estate Fund of $2.5 million due to additional capital commitments raised during the year and due to an increase in invested capital during the year. Also contributing to the increase was a $0.9 million increase in management fees as a result of additional capital raised for ARI during the year and a $2.2 million increase to management fees from other funds. These increases were offset by decreased management fees earned from the CPI funds of $3.6 million as a result of the realization of underlying investments.

Carried interest income from affiliates increased by $15.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in net unrealized gains of $10.4 million, driven by an increase in the fair values of the underlying portfolio investments held during the year. The remaining change in the carried interest income from affiliates relates to an increase in realized gains of $4.7 million resulting from increased dispositions of portfolio investments during the year.

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

Expenses

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Compensation and benefits increased in total by $0.7 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily attributable to an increase of $12.8 million in profit sharing expense driven by the increase carried interest income earned from our real estate funds and performance based incentive arrangement the Company adopted in June 2011 for certain Apollo partners and employees. Offsetting this increase were decreases of $9.8 million and $2.4 million in salary, bonus and benefits and equity-based compensation, respectively, due to a decrease in headcount and the Incentive Pool. Included in profit sharing expense are $7.3 million and $1.4 million related to the Incentive Pool for the years ended December 31, 2012 and December 31, 2011, respectively.

Other expenses decreased by $5.4 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to decreased occupancy expense of $2.7 million due to headcount reductions and the allocation of occupancy cost based on segment size due to acquisitions in the credit segment. Also contributing to the decrease was decreased general, administrative and other expenses of $2.5 million mainly due to a decrease in travel and related expenses during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Compensation and benefits increased by $21.4 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This change was primarily attributable to an $11.4 million increase in salary, bonus and benefits expense primarily driven by an increase in headcount as a result of the CPI funds that were acquired during November 2010 and expansion of our real estate funds during the year ended December 31, 2011 as compared to the same period during 2010. Additionally, non-cash equity-based compensation expense increased by $8.7 million primarily related to additional grants of RSUs subsequent to December 31, 2010, along with an increase in profit sharing expense of $1.4 million primarily related to the Incentive Pool arrangement.

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

Other Income (Loss)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Income from equity method investments increased by $0.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was driven by increases in the fair values of our real estate investments held, primarily relating to Apollo’s ownership interest in ARI, which resulted in increased income from equity method investments of $0.8 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was offset by decreased income from equity method investments of $0.5 million from Apollo’s ownership interest in the CPI funds, AGRE U.S. Real Estate Fund and other funds.

Other income, net decreased by $8.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to a decrease in reimbursed offering costs for the year ended December 31, 2012 as compared to the year ended December 31, 2011. During the year ended December 31, 2011, approximately $8.0 million of reimbursed offering costs was recognized as a result of a one time transaction related to the 2009 launch of ARI. The remaining change was mostly due to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the years ended December 31, 2012, 2011 and 2010, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

In addition to providing the financial results of our three reportable business segments, we evaluate our reportable segments based on what we refer to as our management and incentive businesses. Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. This business includes management fee revenues, advisory and transaction fee revenues, carried interest income from one of our opportunistic credit funds and expenses, each of which we believe are more stable in nature.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$150,044	$82,310	$79,782
Management fees from affiliates	623,041	490,191	431,096
Carried interest income from affiliates	37,842	44,540	47,385

Total Revenues	810,927	617,041	558,263

Expenses:
Equity-based compensation	68,942	68,172	30,469
Salary, bonus and benefits	274,574	251,095	249,571
Interest expense	37,116	40,850	35,436
Professional fees(1)	63,250	58,315	60,870
General, administrative and other(2)	86,550	73,972	63,466
Placement fees	22,271	3,911	4,258
Occupancy	37,218	35,816	23,067
Depreciation	10,227	11,132	11,471

Total Expenses	600,148	543,263	478,608

Other Income:
Interest income(2)	8,149	4,731	1,508
Other income, net(3)	12,783	10,066	195,255

Total Other Income	20,932	14,797	196,763
Non-Controlling Interests	(8,730)	(12,146)	(16,258)

Economic Net Income	$222,981	$76,429	$260,160

(1)	Excludes professional fees related to the consolidated funds.
(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.
(3)	Includes $162.5 million of insurance proceeds related to a litigation settlement included in other income during the year ended December 31, 2010.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Incentive Business
Revenues:
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	$1,166,397	$(1,086,600)	$1,355,444
Realized gains	997,222	644,653	196,191

Total Revenues	2,163,619	(441,947)	1,551,635

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense(1)	426,098	(370,485)	504,537
Realized profit sharing expense	445,296	307,032	50,688

Total Profit Sharing Expense	871,394	(63,453)	555,225
Incentive fee compensation	739	3,383	20,142

Total Compensation and Benefits	872,133	(60,070)	575,367

Other Income:
Net (loss) gains from investment activities(2)	(1,142)	(5,881)	—
Income from equity method investments	121,120	10,829	80,919

Total Other Income	119,978	4,948	80,919

Economic Net Income (Loss)	$1,411,464	$(376,929)	$1,057,187

(1)	Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million for SOMA and APC, respectively. Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million and $18.1 million for Fund VI and SOMA, respectively. Included in unrealized profit sharing expense for the year ended December 31, 2012 was a reversal of the entire receivable from Contributing Partners and certain employees of $22.1 million due to the reversal of the general partner obligation. Included in unrealized profit sharing expense for the year ended December 31, 2011 was a reversal of previously realized profit sharing expense for the amounts receivable from Contributing Partners and certain employees due to the general partner obligation to return previously distributed carried interest income of $22.1 million for Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes investment income and net gains (losses) from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments including management and incentive businesses and a reconciliation of ENI to Net Loss attributable to Apollo Global Management, LLC reported in our consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues	$2,974,546	$175,094	$2,109,898
Expenses	1,472,281	483,193	1,053,975
Other income	140,910	19,745	277,682
Non-Controlling Interests	(8,730)	(12,146)	(16,258)

Economic Net Income (Loss)	1,634,445	(300,500)	1,317,347
Non-cash charges related to equity-based compensation	(529,712)	(1,081,581)	(1,087,943)
Income tax provision	(65,410)	(11,929)	(91,737)
Net (income) loss attributable to Non-Controlling Interests in Apollo Operating Group	(685,357)	940,312	(27,892)
Net loss of Metals Trading Fund	—	—	(2,380)
Amortization of intangible assets	(43,009)	(15,128)	(12,778)

Net Income (Loss) Attributable to Apollo Global Management, LLC	$310,957	$(468,826)	$94,617

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	December 31, 2012			December 31, 2011
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
	(in thousands)
AMH Credit Agreement	$728,273	4.95	%(1)	$728,273	5.39	%(1)
CIT secured loan agreements	9,545	3.47		10,243	3.39

Total Debt	$737,818	4.93%		$738,516	5.35%

(1)	Includes the effect of interest rate swaps.

We determine whether to make capital commitments to our funds in excess of our minimum required amounts based on a variety of factors, including estimates regarding our liquidity resources over the estimated time period during which commitments will have to be funded, estimates regarding the amounts of capital that may be appropriate for other funds that we are in the process of raising or are considering raising, and our general working capital requirements.

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

Cash Flows

Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010 are summarized and discussed within the table and corresponding commentary below:

Year Ended December 31, 2012 Compared to the Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Operating Activities	$265,551	$743,821	$(218,051)
Investing Activities	(84,791)	(129,536)	(9,667)
Financing Activities	21,960	(251,823)	243,761

Net Increase in Cash and Cash Equivalents	$202,720	$362,462	$16,043

Operating Activities

Net cash provided by operating activities was $265.6 million during the year ended December 31, 2012. During this period, there was $3,047.8 million in net income, to which $598.7 million of equity-based compensation, $1,951.9 million gain on business acquisitions and non-cash expenses were added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2012 included $7,182.4 million in proceeds from sales of investments held by the consolidated VIEs, $497.7 million increase in net unrealized losses on debt and $361.6 million increase in profit sharing payable. These favorable cash adjustments were offset by $458.0 million in net unrealized gains from investments held by the consolidated funds and VIEs, a $103.8 million decrease in due to affiliates, $348.1 million change in cash held at consolidated VIEs and $973.6 million increase in carried interest receivable and $7,525.5 million of purchases of investments held by the consolidated VIEs.

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

The operating cash flow amounts from the Apollo funds and consolidated VIEs represent the significant variances between net income (loss) and cash flow from operations and were classified as operating activities pursuant to the AICPA Audit and Accounting Guide, Investment Companies. The increasing capital needs reflect the growth of our business while the fund-related requirements vary based upon the specific investment activities being conducted at a point in time. These movements do not adversely affect our liquidity or earnings trends because we currently have sufficient cash reserves compared to planned expenditures.

Investing Activities

Net cash used in investing activities was $84.8 million for the year ended December 31, 2012, which was primarily comprised of $11.3 million in purchases of fixed assets, $99.2 million relating to the acquisition of Stone Tower (see note 3 to our consolidated financial statements), $126.9 million of cash contributions to equity method investments, partially offset by $152.6 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to EPF I, EPF II, ASCP, Fund VII, AINV and AGRE U.S. Real Estate Fund. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, AGRE U.S. Real Estate Fund, COF I, COF II, Artus, EPF I and EPF II.

Net cash used in investing activities was $129.5 million for the year ended December 31, 2011, which was primarily comprised of $21.3 million in purchases of fixed assets, $64.2 million of cash contributions to equity method investments, a $52.1 million investment in HFA, the $29.6 million for the acquisition of Gulf Stream and $26.0 million for the acquisition of investments in the Apollo Senior Loan Fund, partially offset by $64.8 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to EPF I, Fund VII and AGRE U.S. Real Estate Fund. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF I, COF II, Artus, EPF I and Vantium C.

Net cash used in investing activities was $9.7 million for the year ended December 31, 2010, which was primarily comprised of $63.5 million of cash contributions to equity method investments and $5.6 million of fixed asset purchases, offset by $21.6 million in cash received from business acquisitions and dispositions and $38.9 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, COF I, COF II, Palmetto and EPF I. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, COF I, COF II and Vantium C.

Financing Activities

Net cash provided by financing activities was $22.0 million for the year ended December 31, 2012, which was primarily comprised of $1,413.3 million related to issuance of debt by consolidated VIEs and $4.1 million in contributions from Non-Controlling Interests in consolidated entities. This amount was offset by $515.9 million in repayment of term loans by consolidated VIEs, $486.7 million in distributions by consolidated VIEs, $335.0 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $202.4 million in distributions and $26.0 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs, $8.8 million in distributions to Non-Controlling Interests in consolidated entities and $102.1 million in purchases of AAA Units.

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

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
May 27, 2010	$0.07	June 15, 2010	$6.7	$16.8	$23.5	$1.0
August 2, 2010	0.07	August 25, 2010	6.9	16.8	23.7	1.4
November 1, 2010	0.07	November 23, 2010	6.9	16.8	23.7	1.3
January 4, 2011	0.17	January 14, 2011	16.6	40.8	57.4	3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3
February 12, 2012	0.46	February 29, 2012	58.1	110.4	168.5	10.3
May 8, 2012	0.25	May 30, 2012	31.6	60.0	91.6	6.2
August 2, 2012	0.24	August 31 2012	31.2	57.6	88.8	5.3
November 9, 2012	0.40	November 30, 2012	52.0	96.0	148.0	9.4

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

For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. AIE I management fees were terminated on August 23, 2012 as the fund received a majority vote from shareholders to approve the wind down resolution to terminate the management agreement. Management elected not to seek shareholder approval for a one-year extension and currently aims to wind up the company in a quick and cost efficient manner. Management anticipates that all related corporate entities will be dissolved by the end of 2013 and a final distribution will be made to shareholders of remaining cash, if any, in the first quarter of 2013. However, there can be no assurances that this timeframe will be met.

On October 31, 2012, AAA and Apollo Alternative Assets entered into an amendment to the services agreement pursuant to which Apollo Alternative Asset manages AAA’s assets in exchange for a quarterly management fee. Pursuant to the amendment, the parties agreed that there will be no management fees payable by AAA with respect to the Excluded Athene Shares. Likewise, affiliates of Apollo Alternative Assets will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. AAA will continue to pay Apollo Alternative Assets the same management fee on AAA’s investment in Athene (other than the Excluded Athene Shares), except that Apollo Alternative Assets agreed that AAA’s obligation to pay the existing management fee shall terminate on December 31, 2014. The amendment provides for Apollo Alternative Assets to receive a formulaic unwind of its management fee in the event that AAA makes a tender offer for all or substantially all of its outstanding units where the consideration is to be paid in shares of Athene Holding Ltd (or if AAA accomplishes a similar transaction using an alternative structure): up to a cap of $30.0 million if the realization event commences in 2013, $25.0 million if the realization event commences in 2014, $20.0 million if the realization event commences in 2015 and zero if the realization event commences in 2016 or thereafter. Apollo Alternative Assets has further agreed that AAA has the option to settle all such management fees payable either in cash or shares of Athene Holding Ltd. valued at the then fair market value (or an equivalent derivative). Carried interest payable to an affiliate of Apollo Alternative Assets will be paid in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind or paid in cash if AAA sells the shares of Athene Holding Ltd.

On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with the CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. In March 2012, the Company received a notice of withdrawal from CalPERS, to withdraw a total of $400 million from SOMA. We currently expect the capital to be distributed over the next several years. Through December 31, 2012, the Company has reduced fees charged to CalPERS on the funds it manages by approximately $66.9 million.

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

The Company granted approximately 5.4 million and 8.1 million RSUs to its employees during the years ended December 31, 2012 and 2011, respectively. The average estimated fair value per share on the grant date was $13.68 and $14.45 with a total fair value of the grants of $73.5 million and $116.6 million at December 31, 2012 and 2011, respectively. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $82.7 million, $38.7 million, $22.7 million, $10.5 million, $4.5 million and $2.7 million during the years ended December 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively.

Although we expect to pay distributions according to our distribution policy, we may not pay distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended distributions. To the extent we do not have cash on hand sufficient to pay distributions, we may have to borrow funds to pay distributions, or we may determine not to pay distributions. The declaration, payment and determination of the amount of our quarterly distributions are at the sole discretion of our manager.

Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partner of such funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, to the extent of their ownership interest, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the shareholders agreement dated July 13, 2007 (the “Managing Partners Shareholders Agreement”), we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.

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

On February 8, 2013, the Company declared a cash distribution of $1.05 per Class A share, which was paid on February 28, 2013 to holders of record on February 20, 2013.

On January 9, 2013, the Company issued 150,000 Class A shares in settlement of vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 35.1% to 35.2%.

On January 28, 2013, the Company issued 23,231 Class A shares in settlement of vested RSUs. The issuance had minimal impact on the Company’s ownership in the Apollo Operating Group.

On February 11, 2013, the Company issued 1,912,632 Class A shares in settlement of vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 35.2% to 35.5%.

Distributions to Managing Partners and Contributing Partners

The three Managing Partners who became employees of Apollo on July 13, 2007 are each entitled to a $100,000 base salary. Additionally, our Managing Partners can receive other forms of compensation. Any additional consideration will be paid to them in their proportional ownership interest in Holdings. Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to any exchanging or selling Managing Partners.

It should be noted that subsequent to the 2007 Reorganization, the Contributing Partners retained ownership interests in subsidiaries of the Apollo Operating Group. Therefore, any distributions that flow up to management or general partner entities in which the Contributing Partners retained ownership interests are shared pro rata with the Contributing Partners who have a direct interest in such entities prior to flowing up to the Apollo Operating Group. These distributions are considered compensation expense after the 2007 Reorganization.

The Contributing Partners are entitled to receive the following:

•

Profit Sharing—private equity carried interest income, from direct ownership of advisory entities. Any changes in fair value of the underlying fund investments would result in changes to Apollo Global Management, LLC’s profit sharing payable.

•

Net Management Fee Income—distributable cash determined by the general partner of each management company, from direct ownership of the management company entity. The Contributing Partners will continue to receive net management fee income payments based on the interests they retained in management companies directly. Such payments are treated as compensation expense after the 2007 Reorganization as described above.

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

Consolidation

Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds for which the general partner is presumed to have control (e.g., AAA and Apollo Senior Loan Fund). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Under both guidelines, the determination of whether an entity in which Apollo holds a variable interest is a VIE requires judgments which include determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, determining whether two or more parties’ equity interests should be aggregated, and determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. Under both guidelines, Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continuously. The consolidation analysis can generally be performed qualitatively. However, if it is not readily apparent whether Apollo is the primary beneficiary, a quantitative expected losses and expected residual returns calculation will be performed. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.

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

Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net (income) loss attributable to Non-Controlling Interests in the consolidated statement of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the consolidated statement of financial condition as of December 31, 2012 and 2011.

Additional disclosures regarding VIEs are set forth in note 5 to our consolidated financial statements. Inter-company transactions and balances, if any, have been eliminated in consolidation.

Revenue Recognition

Carried Interest Income from Affiliates. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our credit funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment; however, carried interest income on certain other credit funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Refer to note 18 to our consolidated financial statements for disclosure of the amounts of carried interest (loss) income from affiliates that was generated from realized versus unrealized losses. See “—Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real estate funds.

Management Fees from Affiliates. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our credit funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, or capital contributions, all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets, are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See

“—Investments, at Fair Value” section below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit and private equity funds.

Investments, at Fair Value

The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments at fair value represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option was elected. The unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, respectively, in the consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors we consider include the number of broker quotes we obtain, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.

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

Private Equity Investments. The majority of the illiquid investments within our private equity funds are valued using the market approach, which provides an indication of fair value based on a comparison of the subject Company to comparable publicly traded companies and transactions in the industry.

Market Approach. The market approach is driven by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to any of the following factors: (1) the subject company’s historical and projected financial data; (2) valuations given to comparable companies; (3) the size and scope of the subject company’s operations; (4) the subject company’s individual strengths and weaknesses; (5) expectations relating to the market’s receptivity to an offering of the subject company’s securities; (6) applicable restrictions on transfer; (7) industry and market information; (8) general economic and market conditions; and (9) other factors deemed relevant. Market approach valuation models typically employ a multiple that is based on one or more of the factors described above. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports, and press releases. Once a comparable company set is determined, we review certain aspects of the subject company’s performance and determine how its performance compares to the group and to certain individuals in the group. We compare certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios, and growth opportunities. In addition, we compare our entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.

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

On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our private equity investments.

Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Credit Investments. The majority of investments in Apollo’s credit funds are valued based on quoted market prices and valuation models. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The credit funds also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price.

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

On a quarterly basis, Apollo also utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our credit investments. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

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

On a quarterly basis, Apollo also utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our real estate investments. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

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

Except for the Company’s debt obligation related to the AMH Credit Agreement, Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 12, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $795.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of December 31, 2012. However, the carrying value that is recorded on the consolidated statement of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

Valuation of Financial Instruments Held by Consolidated VIEs

The consolidated VIEs hold investments that are traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors. When market quotations are not available, a model based approach is used to determine fair value.

The consolidated VIEs also have debt obligations that are recorded at fair value. The primary valuation methodology used to determine fair value for debt obligation is market quotation. Prices are based on the average of the “bid” and “ask” prices. In the event that market quotations are not available, a model based approach is used. The valuation approach used to estimate the fair values of debt obligations for which market quotations are not available is the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations are discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating. Management uses its discretion and judgment in considering and appraising relevant factors for determining the valuations of its debt obligations.

Fair Value Option. Apollo has elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible notes within the consolidated statement of operations. Refer to note 5 to our consolidated financial statements for further disclosure on financial instruments of the consolidated VIEs for which the fair value option has been elected.

Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2012, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets at such time.

Compensation and Benefits

Compensation and benefits include salaries, bonuses and benefits, profit sharing expense, incentive fee compensation, and equity-based compensation.

Salaries, Bonus and Benefits. Salaries, bonus and benefits includes base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are accrued over the service period.

From time to time, the Company may assign profits interests received in lieu of management fees to certain investment professionals. Such assignments of profits interests are treated as compensation and benefits when assigned.

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2012, 2011 and 2010, respectively.

Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. As of December 31, 2012, our total private equity investments were approximately $25.9 billion. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners.

Changes in the fair value of the contingent obligations that were recognized in connection with certain Apollo acquisitions will be reflected in the Company’s consolidated settlement of operations as profit sharing expense.

Profit sharing expense also includes expense resulting from profits interests issued to certain employees who are entitled to a share in earnings of and any appreciation of the value in a subsidiary of the Company during the term of their employment. Profit sharing expense related to these profits interests is recognized ratably over the requisite service period and thereafter will be recognized at the time the distributions are determined.

In June 2011, the Company adopted a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement, which we refer to herein as the Incentive Pool, enables certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying consolidated financial statements.

Incentive Fee Compensation. Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our credit funds, based on performance for the year. Incentive fee compensation expense is recognized on accrual basis as the related carried interest income is earned.

Incentive fee compensation expense may be subject to reversal during the interim period where there is a decline in the related carried interest income; however it is not subject to reversal once the carried interest income crystallizes.

Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based compensation awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, AAA RDUs, ARI restricted stock awards, ARI RSUs, and AMTG RSUs. For more information regarding Apollo’s equity-based compensation awards, see note 14 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.

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

We utilized the Finnerty Model to calculate a discount on the AOG Units granted to the Contributing Partners. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time. Along with the Finnerty Model we applied adjustments to account for the existence of liquidity clauses specific to the AOG Units granted to the Contributing Partners and a minority interest consideration as compared to the units sold in the Strategic Investors Transaction in 2007. The combination of these adjustments yielded a fair value estimate of the AOG Units granted to the Contributing Partners.

The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted security cannot be sold over a certain period of time. Further simplified, a restricted share of equity in a company can be viewed as having forfeited a put on the average price of the marketable equity over the restriction period (also known as an “Asian Put Option”). If we price an Asian Put Option and compare this value to that of the assumed fully marketable underlying security, we can effectively estimate the marketability discount.

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

For the Contributing Partners’ grants, the Finnerty Model calculation, as detailed above, yielded a marketability discount of 25%. This marketability discount, along with adjustments to account for the existence of liquidity clauses and consideration of non-controlling interests as compared to units sold in the Strategic Investors Transaction in 2007, resulted in an overall discount for these grants of 29%.

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

Income Taxes

The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to NYC UBT and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

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

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of December 31, 2012 and 2011:

	Level I		Level II		Level III		Totals
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Assets, at fair value:
Investment in AAA Investments	$—	$—	$—	$—	$1,666,448	$1,480,152	$1,666,448	$1,480,152
Investments held by Apollo Senior Loan Fund	—	—	27,063	23,757	590	456	27,653	24,213
Investments in HFA and Other	—	—	—	—	50,311	47,757	50,311	47,757

Total	$—	$—	$27,063	$23,757	$1,717,349	$1,528,365	$1,744,412	$1,552,122

	Level I		Level II		Level III		Totals
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$—	$3,843	$—	$—	$—	$3,843

Total	$—	$—	$—	$3,843	$—	$—	$—	$3,843

There was a transfer of investments from Level III into Level II as well as a transfer from Level II into Level III relating to investments held by the Apollo Senior Loan Fund during 2012, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. There were no transfers between Level I, II or III during the year ended December 31, 2011 relating to assets and liabilities, at fair value, noted in the tables above, respectively.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Period	$1,480,152	$1,637,091	$1,324,939
Purchases	—	432	375
Distributions	(101,844)	(33,425)	(58,368)
Change in unrealized gains (losses), net	288,140	(123,946)	370,145

Balance, End of Period	$1,666,448	$1,480,152	$1,637,091

The following table summarizes the changes in the investment in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

	For the Year Ended December 31,
	2012		2011
Balance, Beginning of Period	$47,757	(1)	$—
Acquisitions related to consolidated fund	46,148		—
Purchases	5,759		57,509
Deconsolidation	(48,037	)(1)	—
Director Fees	—		(1,802)
Expenses incurred	—		(2,069)
Change in unrealized losses	(1,316)		(5,881)

Balance, End of Period	$50,311		$47,757

(1)	During the third quarter of 2012, the Company deconsolidated GSS Holding (Cayman), L.P., which was consolidated by the Company during the second quarter of 2012.

The change in unrealized losses, net has been recorded within the caption “Net gains (losses) from investment activities” in the consolidated statements of operations.

The following table summarizes the changes in the Apollo Senior Loan Fund, which is measured at fair value and characterized as a Level III investment for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
Balance, Beginning of Period	$456	$—
Acquisition	—	456
Purchases of investments	496	—
Sale of investments	(1,291)	—
Realized gains	20	—
Change in unrealized gains	8	—
Transfers out of Level III	(935)	—
Transfers into Level III	1,836	—

Balance, End of Period	$590	$456

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments as of December 31, 2012 and 2011:

	Private Equity
	December 31, 2012		December 31, 2011
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,581,975	98.6%	$643,031	38.4%
Comparable company and industry multiples	—	—	749,374	44.6
Listed quotes	22,029	1.4	139,833	8.3
Broker quotes	—	—	179,621	10.7
Other net liabilities(1)	—	—	(33,330)	(2.0)

Total Investments	1,604,004	100.0%	1,678,529	100.0%

Other net assets (liabilities)(2)	62,444		(198,377)

Total Net Assets	$1,666,448		$1,480,152

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)

Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2012 is primarily comprised of $113.3 million in notes receivable from affiliate. Balance at December 31, 2011 was primarily comprised of $402.5 million in long-term debt offset by cash and cash equivalents. Carrying values approximate fair value for other assets and liabilities (except for debt), and, accordingly, extended valuation procedures are not required.

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of December 31, 2012 and 2011:

	Level I		Level II		Level III		Totals
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Investments, at fair value(1)	$168	$—	$11,045,902	$3,055,357	$1,643,465	$246,609	$12,689,535	$3,301,966

	Level I		Level II		Level III		Totals
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Liabilities, at fair value	$—	$—	$—	$—	$11,834,955	$3,189,837	$11,834,955	$3,189,837

(1)	During the first quarter of 2011, one of the consolidated VIEs sold all of its investments. The consolidated VIE had a net investment gain of $16.0 million relating to the sale for the year ended December 31, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the consolidated statement of operations.

Level III investments include corporate loan and corporate bond investments held by the consolidated VIEs, while the Level III liabilities consist of notes and loans, the valuations of which are discussed further in note 2 to our consolidated financial statements. All Level II investments were valued using broker quotes. Transfers of investments out of Level III and into Level II or Level I, if any, are accounted for as of the end of the reporting period in which the transfer occurred.

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

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Period	$246,609	$170,369	$—
Acquisition of VIEs	1,706,145	335,353	—
Transition adjustment relating of consolidation of VIE	—	—	1,102,114
Deconsolidation of VIE	—	—	(20,751)
Elimination of investments attributable to consolidation of VIEs	(69,437)	—	—
Purchases	1,236,232	663,438	840,926
Sale of investments	(1,561,589)	(273,719)	(125,638)
Net realized gains (losses)	21,603	980	131
Changes in net unrealized (losses) gains	(56,013)	(7,669)	29,981
Transfers out of Level III	(712,040)	(802,533)	(1,663,755)
Transfers into Level III	831,955	160,390	7,361

Balance, End of Period	$1,643,465	$246,609	$170,369

Changes in net unrealized gains (losses) included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to investments still held at reporting date	$7,464	$(7,253)	$(3,638)

Investments were transferred out of Level III into Level II and into Level III out of Level II, respectively, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services.

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Period	$3,189,837	$1,127,180	$—
Acquisition of VIEs	7,317,144	2,046,157	—
Transition adjustment relating to consolidation of VIE	—	—	706,027
Additions	1,639,271	454,356	1,050,377
Repayments	(741,834)	(415,869)	(331,120)
Net realized gains on debt	—	(41,819)	(21,231)
Changes in net unrealized losses from debt	497,704	19,880	55,040
Deconsolidation of VIE	—	—	(329,836)
Elimination of debt attributable to consolidated VIEs	(67,167)	(48)	(2,077)

Balance, End of Period	$11,834,955	$3,189,837	$1,127,180

Changes in net unrealized losses (gains) included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$446,649	$(25,347)	$16,916

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

Contractual Obligations, Commitments and Contingencies

As of December 31, 2012, the Company’s material contractual obligations consist of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$36,109	$36,853	$36,105	$35,265	$32,680	$74,174	$251,186
Other long-term obligations(2)	7,418	700	250	—	—	—	8,368
AMH Credit Agreement(3)	29,503	84,457	77,402	25,367	623,478	—	840,207
CIT secured loan agreements	9,612	—	—	—	—	—	9,612

Total Obligations as of December 31, 2012	$82,642	$122,010	$113,757	$60,632	$656,158	$74,174	$1,109,373

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $14.5 million over the remaining periods of 2013 and thereafter.
(2)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(3)	$723.3 million ($995.0 million portion less amount repurchased) of the outstanding AMH loan matures in January 2017 and the remaining $5.0 million portion of the loan matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.06%.

Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.

(i)	As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.

(ii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.

Commitments

Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, each credit fund and each real estate fund as of December 31, 2012 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VII	$467.2	(1)	3.18%	$180.0	1.23%	$151.4	(1)	$60.4
Fund VI	246.2		2.43	6.1	0.06	24.3		0.6
Fund V	100.0		2.67	0.5	0.01	6.3		—	(2)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(2)
Fund III	100.6		6.71	—	—	15.5		—
ANRP	426.1	(1)	32.21	9.9	0.74	325.8	(1)	7.7
AION	127.4		46.56	27.4	10.00	127.4		27.4
Credit:
EPF I(3)	354.4	(4)	20.74	23.4	1.37	93.2	(5)	7.5
EPF II(3)	415.2		11.48	77.1	2.13	366.7		69.1
SOMA(6)	—		—	—	—	—		—
COF I	451.1	(7)	30.38	29.7	2.00	237.4	(7)	4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
ACLF(8)	23.9		2.43	23.9	2.43	17.3		17.3
Palmetto(9)	18.0		1.19	18.0	1.19	7.7		7.7
AIE II(3)	8.6		3.15	5.3	1.94	0.8		0.5
A-A European Senior Debt Fund, L.P.	50.0		100.00	—	—	—		—
FCI	150.7		26.96	—	—	57.0		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	85.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.00	—	—	—	(1)	—
AESI(3)	4.6		0.99	4.6	0.99	2.1		2.1
AEC	7.3		2.50	3.2	1.08	4.0		1.7
Apollo Centre Street Partnership, L.P.	15.0		2.44	15.0	2.44	10.1		10.1
Apollo Asia Private Credit Fund, L.P.	157.4		91.30	0.1	0.06	128.8		0.1
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	1.5		1.5
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	1.5		1.80	—	—	—		—
Stone Tower Credit Solutions Master Fund Ltd.	1.0		0.92	—	—	0.3		—
Real Estate:
AGRE U.S. Real Estate Fund	613.2	(1)	78.09	13.2	1.68	496.6	(1)	7.7
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(3)	7.2		0.47	—	—	1.2		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.7		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(10)	18.4		7.80	0.6	0.23	11.8		0.4
Apollo GSS Holding (Cayman), L.P.(10)	10.6		14.71	3.2	4.52	2.5		0.7
2012 CMBS I Fund, L.P	66.2		100.00	—	—	0.9		—
2012 CMBS II Fund, L.P.	66.2		100.00	—	—	8.1		—
2012 CMBS III, Fund, L.P.	68.3		100.00	—	—	12.8		—
2011 A4 Fund, L.P.	234.7		100.00	—	—	—		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	30.9		1.02	30.9	1.02	30.8		30.8

Total	$5,307.7			$500.3		$2,229.9		$258.3

(1)	As of December 31, 2012, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $35.0 million, respectively, ANRP of $150.0 million and $114.5 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $85.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, and AGRE U.S. Real Estate Fund, L.P. of $300 million and $231.8 million, respectively.
(2)	As of December 31, 2012, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.32 as of December 31, 2012.
(4)	Of the total commitment amount in EPF I, AAA Investments, L.P., SOMA and Palmetto have approximately €54.5 million, €75.0 million and €106.0 million, respectively.
(5)	Of the total remaining commitment amount in EPF I, AAA Investments, L.P., SOMA and Palmetto have approximately €13.9 million, €19.1 million and €27.0 million, respectively.

(6)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of December 31, 2012, Apollo and affiliated investors’ capital balances exceeded the 1% requirement and therefore they are not required to fund a capital commitment.
(7)	As of December 31, 2012, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(8)	As of December 31, 2012, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.
(9)	As of December 31, 2012, commitments in Palmetto also included commitments related to Apollo Palmetto Athene Partnership, L.P.
(10)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of ₤1.00 to $1.62 as of December 31, 2012.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at December 31, 2012 and December 31, 2011 of $258.3 million and $137.9 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States.

The AMH Credit Agreement, which provides for a variable-rate term loan, will have future impacts on our cash uses. Borrowings under the AMH Credit Agreement originally accrued interest at a rate of (i) LIBOR loans (LIBOR plus 1.25%), or (ii) base rate loans (base rate plus 0.50%). The Company had hedged $167 million of the variable-rate loan with fixed rate swaps to minimize our interest rate risk as of December 31, 2011 which expired in May 2012. The loan originally had a maturity date of April 2014.

On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loan from April 20, 2014 to January 3, 2017 and modified certain other terms of the AMH Credit Agreement. Pursuant to this amendment, AMH or an affiliate was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, AMH or an affiliate is required to repurchase at least $50.0 million aggregate principal amount of the term loan by December 31, 2014 and at least $100.0 million aggregate principal amount of the term loan (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio was also extended to end at the new loan term maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and ABR plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of the term loan in connection with the extension of the maturity date of such loan and thus the AMH Credit Agreement (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in a debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at December 31, 2012 was 4.07% and the interest rate on the remaining $5.0 million portion of the loan at December 31, 2012 was 1.32%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $795.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of December 31, 2012. The $728.3 million carrying value of debt that is recorded on the consolidated statement of financial condition at December 31, 2012 is the amount for which the Company expects to settle the AMH Credit Agreement.

During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At December 31, 2012, the interest rate was 3.40%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreements for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of December 31, 2012, the carrying value of the remaining CIT secured loan was $9.5 million.

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., and who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, and therefore the loan was reduced in the amount of $10.9 million, which was offset in carried interest receivable on the consolidated statements of financial condition. During the year ended December 31, 2011, there was a $0.9 million interest paid and $0.3 million accrued interest on the outstanding loan obligation. At December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. During the year ended December 31, 2012, there was no interest paid and $1.3 million accrued interest on the outstanding loan obligation. As of December 31, 2012, the total outstanding loan aggregated $9.3 million, including accrued interest of $1.3 million which approximated fair value, of which approximately $6.7 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In accordance with the Managing Partners Shareholders Agreement and the above credit agreement with Fund VI, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of the years ended December 31, 2012 and 2011, the Company had not recorded an obligation for any previously made distributions.

Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through December 31, 2012 and that would be reversed approximates $3.2 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

December 31, 2012
Private Equity Funds:
Fund VII	$1,440,907
Fund VI	567,106
Fund V	213,739
Fund IV	19,739
Other (AAA, Stanhope Life, L.P. “Stanhope”)	93,635

Total Private Equity Funds	$2,335,126

Credit Funds(1):
U.S. Performing Credit	656,518
Opportunistic Credit	27,222
Structured Credit	30,863
European Credit	47,206
NPLs	102,101

Total Credit Funds	$863,910

Real Estate Funds:
CPI Other	10,406

Total Real Estate Funds	10,406

Total	$3,209,442

(1)	Reclassified to conform to current presentation.

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 15 to our consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income of $19.3 million and $0.3 million relating to SOMA and APC, respectively, as of December 31, 2012. As of December 31, 2012, the general partner obligation for Fund VI was reversed and there was no liability as discussed in note 15 to our consolidated financial statements.

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

One of the Company’s subsidiaries, Apollo Global Securities, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of December 31, 2012, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future realized carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of approximately $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the contingent obligation was $126.9 million as of December 31, 2012. Refer to note 3 to our consolidated financial statements for additional details related to the Stone Tower acquisition.

In connection with the Gulf Stream acquisition, as discussed in note 3 to our consolidated financial statements, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of approximately $14.1 million as of December 31, 2012, which is recorded in profit sharing payable in the consolidated statements of financial condition. The contingent liability had a fair value of approximately $4.7 million as of December 31, 2011, which is recorded in due to affiliates in the consolidated statements of financial condition.

In connection with the CPI acquisition, the consideration transferred in the acquisition was a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability was $1.2 million as of December 31, 2012 and is recorded in due to affiliates in the consolidated statements of financial condition.

The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations will be reflected in profit sharing expense in the consolidated statements of operations.

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

The Company is subject to a concentration risk related to the investors in its funds. Although there are more than approximately 1,000 limited partner investors in Apollo’s active private equity, credit and real estate funds, no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.

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

Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues and expenses will be adversely affected by changes in market conditions. Market risk is inherent in each of our investments and activities, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity prices, changes in the implied volatility of interest rates and price deterioration. For example, subsequent to the second quarter of 2007, debt credit around the world began to experience significant dislocation, severely limiting the availability of new credit to facilitate new traditional buyouts, and the markets remain volatile. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues, and the timing of realizations. These market conditions could have an impact on the value of investments and our rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse affects on our results from operations and our overall financial condition. We monitor our market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.

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

Sensitivity

Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of our funds’ underlying investments and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Fair Value Measurements.” We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact carried interest, also employ a variety of valuation methods of which no single methodology is used more than any other. A 10% change in any single key assumption or estimate that is employed by any of the valuation methodologies that we use will generally not have a material impact on our financial results. Changes in fair value will have the following impacts before a reduction of profit sharing expense and Non-Controlling Interests in the Apollo Operating Group and on a pre-tax basis on our results of operations for the years ended December 31, 2012 and 2011:

•

Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2012 and 2011 would decrease by approximately $11.9 million and $11.1 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods. By contrast, a 10% increase in fair value would increase management fees for the years ended December 31, 2012 and 2011 by approximately $9.8 million and $10.8 million, respectively.

•

Management fees for our private equity funds, excluding AAA, range from 0.65% to 1.50% and are charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from private equity funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or if such change resulted in a write-down of investments below their associated invested capital.

•

Management fees earned from AAA and its affiliates range between 1.0% and 1.25% of AAA adjusted assets, defined as invested capital plus proceeds of any borrowings of AAA Investments, plus its cumulative distributable earnings at the end of each quarterly period (taking into account actual distributions but excluding the management fees relating to the period or any non-cash equity compensation expense), net of any amount AAA pays for the repurchase of limited partner interests, as well as capital invested in Apollo funds and temporary investments and any distributable earnings attributable thereto. Management fees earned from AAA Investments during the years ended December 31, 2012 and 2011 would increase or decrease by approximately $1.5 million and $1.7 million, respectively, if the fair values of the investments held by AAA Investments were 10% higher or lower during the same respective periods.

•

Carried interest income from most of our credit funds, which are quantified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis,” are impacted directly by changes in the fair value of their investments. Carried interest income from most of our credit funds generally is earned based on achieving specified performance criteria. We anticipate that a

10% decline in the fair values of investments held by all of the credit funds at December 31, 2012 and 2011 would decrease carried interest income on a segment basis for the years ended December 31, 2012 and 2011 by approximately $289.4 million and $121.4 million, respectively. Additionally, the changes to carried interest income from most of our credit funds assume there is no loss in the fund for the relevant period. If the fund had a loss for the period, no carried interest income would be earned by us. By contrast, a 10% increase in fair value would increase carried interest income on a segment basis for the years ended December 31, 2012 and 2011 by approximately $256.6 million and $115.2 million, respectively.

•

Carried interest income from private equity funds generally is earned based on achieving specified performance criteria and is impacted by changes in the fair value of their fund investments. We anticipate that a 10% decline in the fair values of investments held by all of the private equity funds at December 31, 2012 and 2011 would decrease carried interest income on a segment basis for the years ended December 31, 2012 and 2011 by $848.4 million and $230.6 million, respectively. The effects on private equity fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. By contrast, a 10% increase in fair value would increase carried interest income on a segment basis for the years ended December 31, 2012 and 2011 by $789.2 million and $231.5 million, respectively.

•

For select Apollo funds, our share of investment income as a limited partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not included in our consolidated financial statements, our share of investment income is limited to our accrued compensation units and direct investments in the funds, which ranges from 0.001% to 22.207%. A 10% decline in the fair value of investments at December 31, 2012 and 2011 would result in an approximate $35.9 million and $31.1 million decrease in investment income at the consolidated level, respectively. By contrast, a 10% increase in the fair value of investments at December 31, 2012 would result in an approximate $35.9 million increase in investment income at the consolidated level.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Apollo Global Management, LLC

New York, New York

We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Global Management, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2013

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 AND DECEMBER 31, 2011

(dollars in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$946,225	$738,679
Cash and cash equivalents held at Consolidated Funds	1,226	6,052
Restricted cash	8,359	8,289
Investments	2,138,096	1,857,465
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,682,696	173,542
Investments, at fair value	12,689,535	3,301,966
Other assets	299,978	57,855
Carried interest receivable	1,878,256	868,582
Due from affiliates	173,312	176,740
Fixed assets, net	53,452	52,683
Deferred tax assets	542,208	576,304
Other assets	36,765	26,976
Goodwill	48,894	48,894
Intangible assets, net	137,856	81,846

Total Assets	$20,636,858	$7,975,873

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$38,337	$33,545
Accrued compensation and benefits	56,125	45,933
Deferred revenue	252,157	232,747
Due to affiliates	477,451	578,764
Profit sharing payable	857,724	352,896
Debt	737,818	738,516
Liabilities of consolidated variable interest entities:
Debt, at fair value	11,834,955	3,189,837
Other liabilities	634,053	122,264
Other liabilities	44,855	33,050

Total Liabilities	14,933,475	5,327,552

Commitments and Contingencies (see note 16)

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 130,053,993 shares and 123,923,042 shares issued and outstanding at December 31, 2012, and 2011, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at December 31, 2012, and 2011	—	—
Additional paid in capital	3,043,334	2,939,492
Accumulated deficit	(2,142,020)	(2,426,197)
Appropriated partners’ capital	1,765,360	213,594
Accumulated other comprehensive income (loss)	144	(488)

Total Apollo Global Management, LLC shareholders’ equity	2,666,818	726,401
Non-Controlling Interests in consolidated entities	1,893,212	1,444,767
Non-Controlling Interests in Apollo Operating Group	1,143,353	477,153

Total Shareholders’ Equity	5,703,383	2,648,321

Total Liabilities and Shareholders’ Equity	$20,636,858	$7,975,873

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands, except share data)

	2012	2011	2010
Revenues:
Advisory and transaction fees from affiliates	$149,544	$81,953	$79,782
Management fees from affiliates	580,603	487,559	431,096
Carried interest income (loss) from affiliates	2,129,818	(397,880)	1,599,020

Total Revenues	2,859,965	171,632	2,109,898

Expenses:
Compensation and benefits:
Equity-based compensation	598,654	1,149,753	1,118,412
Salary, bonus and benefits	274,574	251,095	249,571
Profit sharing expense	871,394	(63,453)	555,225
Incentive fee compensation	739	3,383	20,142

Total Compensation and benefits	1,745,361	1,340,778	1,943,350
Interest expense	37,116	40,850	35,436
Professional fees	64,682	59,277	61,919
General, administrative and other	87,961	75,558	65,107
Placement fees	22,271	3,911	4,258
Occupancy	37,218	35,816	23,067
Depreciation and amortization	53,236	26,260	24,249

Total Expenses	2,047,845	1,582,450	2,157,386

Other Income:
Net gains (losses) from investment activities	288,244	(129,827)	367,871
Net (losses) gains from investment activities of consolidated variable interest entities	(71,704)	24,201	48,206
Income from equity method investments	110,173	13,923	69,812
Interest income	9,693	4,731	1,528
Other income, net	1,964,679	205,520	195,032

Total Other Income	2,301,085	118,548	682,449

Income (loss) before income tax provision	3,113,205	(1,292,270)	634,961
Income tax provision	(65,410)	(11,929)	(91,737)

Net Income (Loss)	3,047,795	(1,304,199)	543,224
Net (income) loss attributable to Non-Controlling Interests	(2,736,838)	835,373	(448,607)

Net Income (Loss) Attributable to Apollo Global Management, LLC	$310,957	$(468,826)	$94,617

Distributions Declared per Class A Share	$1.35	$0.83	$0.21

Net Income (Loss) Per Class A Share:
Net Income (Loss) Per Class A Share – Basic and Diluted	$2.06	$(4.18)	$0.83

Weighted Average Number of Class A Shares – Basic	127,693,489	116,364,110	96,964,769

Weighted Average Number of Class A Shares – Diluted	129,540,377	116,364,110	96,964,769

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands, except share data)

	2012	2011	2010
Net Income (Loss)	$3,047,795	$(1,304,199)	$543,224
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $410, $855 and $1,449 for Apollo Global Management, LLC and $0 for Non-Controlling Interests in Apollo Operating Group for the years ended December 31, 2012, 2011 and 2010, respectively)	2,653	6,728	11,435
Net (loss) income on available-for-sale securities (from equity method investment)	(11)	(225)	343

Total Other Comprehensive Income, net of tax	2,642	6,503	11,778

Comprehensive Income (Loss)	3,050,437	(1,297,696)	555,002
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(922,172)	1,032,502	(446,467)

Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$2,128,265	$(265,194)	$108,535

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ (Deficit) Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2010	95,624,541	1	$1,729,593	$(2,029,541)	$—	$(4,088)	$(304,036)	$1,283,262	$319,884	$1,299,110
Transition adjustment relating to consolidation of variable interest entity	—	—	—	—	—	—	—	411,885	—	411,885
Capital increase related to equity-based compensation	—	—	376,380	—	—	—	376,380	—	735,698	1,112,078
Reclassification of equity-based compensation	—	—	(3,505)	—	—	—	(3,505)	—	—	(3,505)
Repurchase of Class A shares	(7,135)	—	(43)	—	—	—	(43)	—	—	(43)
Purchase of Class A shares	—	—	—	—	—	—	—	(48,768)	—	(48,768)
Capital contributions	—	—	—	—	—	—	—	187	—	187
Distributions	—	—	(24,115)	—	—	—	(24,115)	(166,918)	(50,400)	(241,433)
Distributions related to deliveries of Class A shares for RSUs	2,303,826	—	—	(2,876)	—	—	(2,876)	—	—	(2,876)
Non-cash distributions	—	—	—	(18)	—	—	(18)	(590)	—	(608)
Deconsolidation of fund	—	—	—	—	—	—	—	(7,204)	—	(7,204)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(7,014)	—	—	—	(7,014)	7,014	—	—
Satisfaction of liability related to AAA RDUs	—	—	7,594	—	—	—	7,594	—	—	7,594
Net income	—	—	—	94,617	11,359	—	105,976	409,356	27,892	543,224
Net income on available-for-sale securities (from equity method investment)	—	—	—	—	—	343	343	—	—	343
Net unrealized gain on interest rate swaps (net of taxes of $1,499 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	2,216	2,216	—	9,219	11,435

Balance at December 31, 2010	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419

Issuance of Class A shares	21,500,000	—	382,488	—	—	—	382,488	—	—	382,488
Dilution impact of issuance of Class A shares	—	—	132,709	—	—	(356)	132,353	—	(127,096)	5,257
Capital increase related to equity-based compensation	—	—	451,543	—	—	—	451,543	—	696,361	1,147,904
Distributions	—	—	(115,139)	—	—	—	(115,139)	(349,509)	(199,199)	(663,847)
Distributions related to deliveries of Class A shares for RSUs	4,631,906	—	11,680	(17,081)	—	—	(5,401)	—	—	(5,401)
Repurchase for net settlement of Class A shares	(130,096)	—	—	(2,472)	—	—	(2,472)	—	—	(2,472)
Non-cash distributions	—	—	—	—	—	—	—	(3,176)	—	(3,176)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,524)	—	—	—	(6,524)	6,524	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net (loss) income	—	—	—	(468,826)	202,235	—	(266,591)	(97,296)	(940,312)	(1,304,199)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(225)	(225)	—	—	(225)
Net unrealized gain on interest rate swaps (net of taxes of $855 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	1,622	1,622	—	5,106	6,728

Balance at December 31, 2011	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321

See accompanying notes to consolidated financial statements.

160

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ Equity (Deficit)	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2012	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Dilution impact of issuance of Class A shares	—	—	1,589	—	—	—	1,589	—	—	1,589
Capital increase related to equity-based compensation	—	—	282,288	—	—	—	282,288	—	313,856	596,144
Capital contributions	—	—	—	—	—	—	—	551,154	—	551,154
Distributions	—	—	(203,997)	—	(264,910)	—	(468,907)	(495,506)	(335,023)	(1,299,436)
Distributions related to deliveries of Class A shares for RSUs	6,130,951	—	9,090	(25,992)	—	—	(16,902)	—	—	(16,902)
Purchase of AAA shares	—	—	—	—	—	—	—	(102,072)	—	(102,072)
Non-cash distributions	—	—	—	(788)	—	—	(788)	(3,605)	—	(4,393)
Non-cash contributions to Non-controlling interests	—	—	—	—	—	—	—	2,547	—	2,547
Capital increase related to business acquisition (note 3)	—	—	14,001	—	—	—	14,001	—	—	14,001
Non-controlling interests in consolidated entities at acquisition date	—	—	—	—	—	—	—	306,351	—	306,351
Deconsolidation	—	—	—	—	—	—	—	(46,148)	—	(46,148)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(919)	—	—	—	(919)	919	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,790	—	—	—	1,790	—	—	1,790

Net income	—	—	—	310,957	1,816,676	—	2,127,633	234,805	685,357	3,047,795
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(11)	(11)	—	—	(11)
Net unrealized gain on interest rate swaps (net of taxes of $410 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	643	643	—	2,010	2,653

Balance at December 31, 2012	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383

See accompanying notes to consolidated financial statements.

161

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands, except share data)

	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$3,047,795	$(1,304,199)	$543,224
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	598,654	1,149,753	1,118,412
Depreciation and amortization	10,226	11,132	11,472
Amortization of intangible assets	43,010	15,128	12,777
Amortization of debt issuance costs	511	511	44
Losses from investment in HFA	1,316	5,881	—
Non-cash interest income	(3,187)	(2,486)	—
Income from equity awards received for directors’ fees	(2,536)	(19)	—
Income from equity method investment	(110,173)	(13,923)	(69,812)
Waived management fees	(6,161)	(23,549)	(24,826)
Non-cash compensation expense related to waived management fees	6,161	23,549	24,826
Change in fair value of contingent obligations	25,787	—	—
Deferred taxes, net	55,309	10,580	71,241
Gain on business acquisitions and dispositions	(1,951,897)	(196,193)	(29,741)
Loss on fixed assets	923	570	6,700
Changes in assets and liabilities:
Carried interest receivable	(973,578)	998,491	(1,383,219)
Due from affiliates	5,779	(30,241)	(11,066)
Other assets	(7,901)	(7,019)	(7,880)
Accounts payable and accrued expenses	559	3,079	(5,052)
Accrued compensation and benefits	8,007	(6,128)	24,931
Deferred revenue	15,000	(21,934)	(69,949)
Due to affiliates	(103,773)	43,767	(33,529)
Profit sharing payable	361,606	(325,229)	503,589
Other liabilities	(5,052)	5,778	(7,573)
Apollo Funds related:
Net realized (gains) losses from investment activities	(77,408)	11,313	(4,931)
Net unrealized (gains) losses from investment activities	(458,031)	113,114	(416,584)
Net realized gains on debt	—	(41,819)	(21,231)
Net unrealized losses on debt	497,704	19,880	55,040
Distributions from investment activities	99,675	30,248	58,368
Cash transferred in from consolidated funds	—	6,052	38,033
Change in cash held at consolidated variable interest entities	(348,138)	(17,400)	(87,556)
Purchases of investments	(7,525,473)	(1,294,477)	(1,240,842)
Proceeds from sale of investments and liquidating distributions	7,182,392	1,530,194	627,278
Change in other assets	(71,921)	(7,109)	(8,086)
Change in other liabilities	(49,634)	56,526	107,891

Net Cash Provided by (Used in) Operating Activities	265,551	743,821	(218,051)

Cash Flows from Investing Activities:
Purchases of fixed assets	(11,259)	(21,285)	(5,601)
Acquisitions (net of cash assumed) (see note 3)	(99,190)	(29,632)	(1,354)
Proceeds from disposals of fixed assets	—	631	—
Cash received from business acquisition and disposition	—	—	21,624
Purchase of investments in HFA (see note 4)	—	(52,142)	—
Investment in Apollo Senior Loan Fund (see note 4)	—	(26,000)	—
Cash contributions to equity method investments	(126,917)	(64,226)	(63,459)
Cash distributions from equity method investments	152,645	64,844	38,868
Change in restricted cash	(70)	(1,726)	255

Net Cash Used in Investing Activities	$(84,791)	$(129,536)	$(9,667)

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands, except share data)

	2012	2011	2010
Cash Flows from Financing Activities:
Issuance of Class A shares	$—	$383,990	$—
Repurchase of Class A shares	—	(2,472)	(43)
Principal repayments of debt and repurchase of debt	(698)	(1,939)	(182,309)
Debt issuance costs	—	—	(3,085)
Issuance costs	—	(1,502)	—
Distributions related to deliveries of Class A shares for RSUs	(25,992)	(17,081)	(2,876)
Distributions to Non-Controlling Interests in consolidated entities	(8,779)	(13,440)	(13,628)
Contributions from Non-Controlling Interests in consolidated entities	4,069	—	187
Distributions paid	(202,430)	(102,598)	(21,284)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(335,023)	(199,199)	(50,400)
Apollo Funds related:
Issuance of debt	1,413,334	454,356	1,050,377
Principal repayment of debt	(515,897)	(415,869)	(331,120)
Purchase of AAA shares	(102,072)	—	(48,768)
Distributions Paid	(264,910)	—	—
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(486,727)	(308,785)	(146,688)
Distributions paid to Non-Controlling Interests in consolidated entities	—	(27,284)	(6,602)
Contributions to Non-Controlling Interests in consolidated entities	547,085	—	—

Net Cash Provided by (Used in) Financing Activities	21,960	(251,823)	243,761

Net Increase in Cash and Cash Equivalents	202,720	362,462	16,043
Cash and Cash Equivalents, Beginning of Period	744,731	382,269	366,226

Cash and Cash Equivalents, End of Period	$947,451	$744,731	$382,269

Supplemental Disclosure of Cash Flow Information:
Interest paid	$49,590	$49,296	$38,317
Interest paid by consolidated variable interest entities	116,392	20,892	12,522
Income taxes paid	7,128	10,732	13,468
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions on equity method investments	4,866	9,847	—
Non-cash distributions from equity method investments	(2,807)	(703)	—
Non-cash sale of assets held-for-sale for repayment of CIT loan	—	(11,069)	—
Non-cash distributions from investing activities	—	3,176	—
Change in accrual for purchase of fixed assets	(659)	967	(814)

APOLLO GLOBAL MANAGEMENT, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands, except share data)

	2012	2011	2010
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	$(788)	$—	$(18)
Declared and unpaid distributions	(1,567)	(12,541)	(2,831)
Non-cash distributions to Non-Controlling Interests in consolidated entities	(3,605)	(3,176)	(590)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	313,856	696,361	735,698
Non-cash contributions from Non-Controlling Interests in consolidated entities	2,547	—	—
Unrealized gain on interest rate swaps to Non-Controlling Interests in Apollo Operating Group, net of taxes	2,010	5,106	9,219
Satisfaction of liability related to AAA RDUs	1,790	3,845	7,594
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	919	6,524	7,014
Net transfer of AAA ownership interest from AGM	(919)	(6,524)	(7,014)
Unrealized gain on interest rate swaps	1,053	2,477	3,715
Unrealized (loss) gain on available for sale securities (from equity method investment)	(11)	(225)	343
Capital increases related to equity-based compensation	282,288	451,543	376,380
Dilution impact of issuance of Class A shares	1,589	132,353	—
Dilution impact of issuance of Class A shares on Non-Controlling Interests in Apollo Operating Group	—	(127,096)	—
Deferred tax asset related to interest rate swaps	(410)	(855)	(1,499)
Reclassification of equity-based compensation	—	—	(3,505)
Reclass of fixed assets to assets held for sale	—	—	11,331
Tax benefits related to deliveries of Class A shares for RSUs	(9,090)	(11,680)	—
Capital increase related to business acquisition	14,001	—	—
Satisfaction of liability related to repayment on CIT loan	—	11,069	—
Net Assets Transferred from Consolidated Funds:
Cash	—	6,052	38,033
Investments	—	24,213	—
Other assets	—	609	443
Other liabilities	—	(4,874)	—
Net Assets Transferred from Consolidated Variable Interest Entities:
Cash	1,161,016	68,586	—
Investments	8,805,916	2,195,986	1,102,114
Other assets	169,937	14,039	28,789
Debt	(7,255,172)	(2,046,157)	(706,027)
Other liabilities	(560,262)	(31,959)	(12,991)
Non-Controlling interest in consolidated entities related to acquisition	260,203	—	—
Net Assets of Deconsolidated Variable Interest Entities:
Investments	—	—	419,198
Other assets	—	—	5,180
Debt	—	—	(329,836)
Other liabilities	—	—	(87,338)

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apollo Global Management, LLC and its consolidated subsidiaries (the “Company” or “Apollo”), is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage private equity, credit and real estate funds as well as strategic investment accounts, on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees for the investments made and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Credit—primarily invests in non-control corporate and structured debt instruments; and

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

As of December 31, 2012, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC (“APO Asset”), a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC (“APO (FC)”), an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 35.1% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own, including in certain cases estate planning vehicles (through Holdings), Apollo Operating Group units (“AOG Units”) that represent 64.9% of the economic interests in the Apollo Operating Group as of December 31, 2012. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.

Apollo also entered into an exchange agreement with Holdings that allows the partners in Holdings, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Apollo Operating Group, to exchange their AOG Units for the Company’s Class A shares on a one-for-one basis up to four times each year, upon notice, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A limited partner in Holdings must exchange one partnership unit in each of the ten Apollo Operating Group partnerships to affect an exchange for one Class A share.

Initial Public Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. The Company received net proceeds from the IPO of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings’ ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and Apollo Global Management, LLC’s ownership interest in the Apollo Operating Group increased from 29.3% to 33.5% upon consummation of the IPO. As such, the difference between the fair value of the consideration paid for the Apollo Operating Group level ownership interest and the book value on the date of the IPO is reflected in Additional Paid in Capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—Apollo consolidates those entities it controls through a majority voting interest or through other means, including those funds in which the general partner is presumed to have control (e.g., AP Alternative Assets, L.P., (“AAA”) and the Apollo Credit Senior Loan Fund, L.P. (“Apollo Senior Loan Fund”)). Apollo also consolidates entities that are VIEs for which Apollo is the primary beneficiary. Under the amended consolidation rules, an enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net (income) loss attributable to Non-Controlling Interests in the consolidated statement of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the consolidated statements of financial condition as of December 31, 2012 and 2011.

Refer to additional disclosures regarding VIEs in note 5 to our consolidated financial statements. Intercompany transactions and balances, if any, have been eliminated in consolidation.

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

Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interest in the consolidated financial statements. As of December 31, 2012, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 64.9% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximately 97% ownership interest held by limited partners in AAA as of December 31, 2012. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s consolidated statements of financial condition; net income (loss) includes the net income (loss) attributed to the holders of Non-Controlling Interests on the Company’s consolidated statements of operations; the primary components of Non-Controlling Interests are separately presented in the Company’s consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities; and profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

Cash and Cash Equivalents—Apollo considers all highly liquid short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts are on deposit in interest-bearing accounts with major financial institutions and exceed insured limits.

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

Advisory and Transaction Fees from Affiliates—Advisory and transaction fees, including directors’ fees are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included in the calculation of the Management Fee Offset described below. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company of all costs incurred and no offset is generated.

Advisory and Transaction fees from Affiliates also include underwriting fees. Underwriting fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which one of

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at the time the underwriting is completed and the income is reasonably assured and are included in the consolidated statements of operations. Fees recognized but not received are included in other assets on the consolidated statements of financial condition.

As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are included in “—Due from Affiliates,” which is discussed further in note 15. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to Advisory and Transaction Fees from Affiliates in the consolidated statements of operations.

Management Fees from Affiliates—Management fees for private equity funds, real estate funds and certain credit funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are generally based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements.

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

Management Fee Waiver and Notional Investment Program—Under the terms of certain investment fund partnership agreements, Apollo may from time to time elect to forgo a portion of the management fee revenue that is due from the funds and instead receive a right to a proportionate interest in future distributions of profits of those funds. Waived fees recognized during the period are included in management fees from affiliates in the consolidated statements of operations. This election allows certain employees of Apollo to waive a portion of their respective share of future income from Apollo and receive, in lieu of a cash distribution, title and ownership of the profits interests in the respective fund. Apollo immediately assigns the profits interests received to its employees. Such assignments of profits interests are treated as compensation and benefits when assigned. The investment period for Fund VII and ANRP for the management fee waiver plan was terminated as of December 31, 2012.

Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset. When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the management company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is classified as deferred revenue in the consolidated statements of financial condition. As the management fees earned by the management company are presented on a gross basis, any Management Fee Offsets calculated are

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

presented as a reduction to Advisory and Transaction Fees from Affiliates in the consolidated statements of operations.

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

Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds to investors. The placement fees are payable to placement agents, who are independent third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering and marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors, when a limited partner either commits or funds a commitment to a fund. In certain instances the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.

Interest and Other Income—Apollo recognizes security transactions on the trade date. Interest income is recognized as earned on an accrual basis. Discounts and premiums on securities purchased are accreted or amortized over the life of the respective securities using the effective interest method. Realized gains and losses are recorded based on the specific identification method.

Due from/to Affiliates—Apollo considers its existing partners, employees, certain former employees, portfolio companies of the funds and non-consolidated private equity, credit and real estate funds to be affiliates or related parties.

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

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors we consider include the number of broker quotes we obtain, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.

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

Valuation approaches used to estimate the fair value of investments that are less liquid include the income approach and the market approach. The market approach provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The market approach is driven more by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to such factors as the Company’s historical and projected financial data, valuations given to comparable companies, the size and scope of the Company’s operations, the Company’s strengths, weaknesses, expectations relating to the market’s receptivity to an offering of the Company’s securities, applicable restrictions on transfer, industry and market information and assumptions, general economic and market conditions and other factors deemed relevant. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology used in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are assumptions of expected results and a calculated discount rate.

On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our private equity investments. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Credit Investments

The majority of the investments in Apollo’s credit funds are valued based on quoted market prices and valuation models. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The credit funds also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap contracts and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price.

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

On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our credit investments. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

Real Estate Investments

For the CMBS portfolio of Apollo’s funds, the estimated fair value is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. For Apollo’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.

On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our real estate investments. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 12), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 12, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $795.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of December 31, 2012. However, the carrying value that is recorded on the consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

Fair Value Option—Apollo has elected the fair value option for the convertible notes issued by HFA and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible notes in the consolidated statements of operations. Refer to notes 4 and 5 for further disclosure on the investment in HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.

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

Financial Instruments held by Consolidated VIEs

The consolidated VIEs hold investments that are traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors. When market quotations are not available a model based approach is used to determine fair value.

The consolidated VIEs also have debt obligations that are recorded at fair value. The primary valuation methodology used to determine fair value for debt obligation is market quotation. Prices are based on the average of the “bid” and “ask” prices. In the event that market quotations are not available a model based approach is used. The valuation approach used to estimate the fair values of debt obligations for which market quotations are not available is the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations are discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating. Management uses its discretion and judgment in considering and appraising relevant factors for determining the valuations of its debt obligations.

Pending Deal Costs

Pending deal costs consist of certain costs incurred (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) related to private equity, credit and real estate fund transactions that we are pursuing but which have not yet been consummated. These costs are deferred until such transactions are broken or successfully completed. A transaction is determined to be broken upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreements, in the event the deal is broken, all of the costs are generally reimbursed by the funds and considered in the calculation of the Management Fee Offset. These offsets are included in Advisory and Transaction Fees from Affiliates in the Company’s consolidated statements of operations. If a deal is successfully completed, Apollo is reimbursed by the fund or a fund’s portfolio company for all costs incurred.

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

Business Combinations—The Company accounts for acquisitions using the purchase method of accounting in accordance with U.S. GAAP. Under the purchase method of accounting, the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

amortization. At June 30, 2012, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets at such time.

Profit Sharing Payable—Profit sharing payable primarily represents the amounts payable to employees and former employees who are entitled to a proportionate share of carried interest income in one or more funds. This portion of the liability is calculated based upon the changes to realized and unrealized carried interest and is therefore not payable until the carried interest itself is realized.

Profit sharing payable also includes amounts payable to certain employees of the Company who are entitled to a share in the earnings of and any appreciation in the value in one of the Company’s subsidiaries, during the term of their employment. This portion of the liability is recognized ratably over the requisite service period and thereafter will be recognized at the time the distributions are determined. This amount shall be payable out of distributable funds based upon proceeds received by the subsidiary through management fees earned.

Profit sharing payable also includes contingent obligations that were recognized in connection with certain Apollo acquisitions.

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

Salaries, Bonus and Benefits—Salaries, bonus and benefits includes base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are generally accrued over the related service period.

From time to time, the Company may assign profits interests received in lieu of management fees to certain investment professionals. Such assignments of profits interests are treated as compensation and benefits when assigned.

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2012, 2011 and 2010, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Profit Sharing Expense—Profit sharing expense consists of a portion of carried interest recognized in one or more funds allocated to employees and former employees. Profit sharing expense is recognized on an accrued basis as the related carried interest income is earned. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing expenses previously distributed may be subject to clawback from employees, former employees and Contributing Partners.

Changes in the fair value of the contingent obligations that were recognized in connection with certain Apollo acquisitions will be reflected in the Company’s consolidated statements of operations as profit sharing expense.

Profit sharing expense is also the result of profits interests issued to certain employees whereby they are entitled to a share in earnings of and any appreciation of the value in a subsidiary of the Company during their term of employment. Profit sharing expense related to these profits interests is recognized ratably over the requisite service period and thereafter will be recognized at the time the distributions are determined.

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

Incentive Fee Compensation—Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our credit funds, based on performance for the year. Incentive fee compensation expense is recognized on an accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal until the carried interest income crystallizes.

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

Other Income (Loss), Net—Other income, net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, and other miscellaneous non-operating income and expenses.

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

Income Taxes—The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to New York City unincorporated business taxes (“ NYC UBT”) and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

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

The remaining earnings are allocated to Class A Shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from a hypothetical conversion of these potential common shares.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance will not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued amended guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to be less than the carrying amount, then the entity must perform the quantitative impairment test; otherwise, further testing would not be required. The amendments are effective for all entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will not have an impact on the Company’s consolidated financial statements when the Company performs its annual impairment test in June 2013.

In February 2013, the FASB issued an update which includes amendments that require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (OCI) on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The new requirement presents information on amounts reclassified out of accumulated OCI and their corresponding effect on net income in one place or in some cases, provides for cross-references to related footnote disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. As the amendments are limited to disclosure only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

3. ACQUISITIONS AND BUSINESS COMBINATIONS

Business Combinations

Stone Tower

On April 2, 2012, the Company completed its previously announced acquisition of the membership interests of Stone Tower Capital LLC and its related management companies (“Stone Tower”), a leading alternative credit manager. The acquisition was consummated by the Company for total consideration at fair value of approximately $237.2 million. The transaction added significant scale and several new credit product capabilities and increased the assets under management of the credit segment.

Consideration exchanged at closing included a payment of approximately $105.5 million, which the Company funded from its existing cash resources, and equity granted to the former owners of Stone Tower with grant date fair value of $14.0 million valued using the Company’s closing stock price on April 2, 2012 of $14.40. Additionally, the Company will also make payments to the former owners of Stone Tower under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Stone Tower based on a specified percentage of carried interest income. The contingent consideration obligation had an acquisition date fair value of approximately $117.7 million, which was determined based on the present value of the estimated future carried interest payments of approximately $139.4 million using a discount rate of 9.5%, and is reflected in profit sharing payable in the consolidated statements of financial condition.

As a result of the acquisition, the Company incurred $4.6 million in acquisition costs, of which $2.8 million was incurred during the year ended December 31, 2012.

Tangible assets acquired in the acquisition consisted of management and carried interest receivable and other assets. Intangible assets acquired consisted primarily of certain management contracts providing economic rights to management fees, senior fees, subordinate fees, and carried interest from existing CLOs, funds and strategic investment accounts.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The Company has performed an analysis and an evaluation of the net assets acquired and liabilities assumed. The estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed as of the acquisition date resulting in a bargain purchase gain of approximately $1,951.1 million for the year ended December 31, 2012. The bargain purchase gain is reflected in other income, net within the consolidated statements of operations with corresponding amounts reflected as components of appropriated partners’ capital within the consolidated statements of changes in shareholders’ equity. The estimated fair values for the net assets acquired and liabilities assumed are summarized in the following table:

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

The bargain purchase gain was recorded in other income, net in the consolidated statements of operations. During the one year measurement period, any changes resulting from facts and circumstances that existed as of the acquisition date will be reflected as a retrospective adjustment to the bargain purchase gain and the respective asset acquired or liability assumed.

The acquisition related intangible assets valuation and related amortization are as follows:

	Weighted Average Useful Life in Years	As of December 31, 2012
Management Fees contracts	2.2	$9,658
Senior Fees Contracts	2.4	568
Subordinate Fees Contracts	2.5	2,023
Carried Interest Contracts	3.7	85,071
Non-Compete Covenants	2.0	200

Total Intangible Assets		97,520
Less: Accumulated amortization		(20,456)

Net Intangible Assets		$77,064

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The results of operations of the acquired business since the acquisition date included in the Company’s consolidated statements of operations for the period from April 2, 2012 to December 31, 2012 were as follows:

For the Period from April 2, 2012 to December 31 2012
Total Revenues	$51,719
Net Income Attributable to Non-Controlling Interest	$(1,925,053)
Net Income Attributable to Apollo Global Management, LLC	$12,446

Unaudited Supplemental Pro Forma Information

Unaudited supplemental pro forma results of operations of the combined entity for the years ended December 31, 2012 and 2011 assuming the acquisition had occurred as of January 1, 2011 are presented below. This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition been completed on January 1, 2011, nor does it purport to be indicative of any future results.

	For the Year Ended December 31,
	2012	2011
	(in millions, except for per share data)
Total Revenues	$2,873,903	$217,347
Net (Income) Attributable to Non-Controlling Interest	$(739,862)	$(1,194,226)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$321,420	$(456,112)

Net Income (Loss) per Class A Share:
Net Income (Loss) per Class A Share – Basic and Diluted	$2.14	$(4.07)
Weighted Average Number of Class A Shares – Basic	127,693,489	116,364,110
Weighted Average Number of Class A Shares – Diluted	129,540,377	116,364,110

The supplemental pro forma earnings include an adjustment to exclude $5.5 million of compensation expense not expected to recur due to termination of certain contractual arrangements as part of the closing of the acquisition.

Gulf Stream

On October 24, 2011, the Company completed its previously announced acquisition of 100% of the membership interests of Gulf Stream Asset Management, LLC (“Gulf Stream”), a manager of collateralized loan obligations. The acquisition was consummated by the Company for total consideration at fair value of approximately $39.0 million.

The transaction broadens Apollo’s existing senior credit business by expanding our credit coverage as well as investor relationships and increases the assets under management of Apollo’s credit business.

Consideration exchanged at closing consisted of payment of approximately $29.6 million, of which $6.7 million was used to repay subordinated notes and debt due to the existing shareholder on behalf of Gulf Stream. The Company funded the consideration exchanged at closing from its existing cash resources. Additional consideration of $4.0 million having an acquisition date fair value of $3.9 million will be paid to the former owners of Gulf Stream on the fourteen-month anniversary of the closing date. The Company will also make payments to the former owners of Gulf Stream under a contingent

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent consideration liability had an acquisition date fair value of approximately $5.4 million, which was determined based on the present value of the estimated range of future carried interest payments between $0 and approximately $8.7 million using a discount rate of 13.7%.

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

The Company has performed an analysis and an evaluation of the net assets acquired and liabilities assumed. The estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed as of the acquisition date resulting in a bargain purchase gain of approximately $196.2 million. The bargain purchase gain is reflected in other income, net within the consolidated statements of operations with a corresponding amount reflected in appropriated partners’ capital within the consolidated statements of changes in shareholders’ equity. The estimated fair values for the net assets acquired and liabilities assumed are summarized in the following table:

Tangible Assets:
Receivable, management fees	$1,720
Total assets of consolidated CLOs	2,278,612

Intangible Assets:
Management Contracts	33,900

Fair Value of Assets Acquired	2,314,232

Liabilities assumed:
Deferred Tax Liability	871
Total liabilities of consolidated CLOs	2,078,117

Fair Value of Liabilities Assumed	2,078,988

Fair Value of Net Assets Acquired	235,244

Less: Fair Value of Consideration Transferred	39,026

Gain on Acquisition	$196,218

The Company’s rights under all management contracts acquired will be amortized over six years. The management contract valuation and related amortization are as follows:

	Weighted Average Useful Life in Years	December 31, 2012		December 31, 2011

Management contracts	3.7	$33,900	(1)	$32,400
Less: Accumulated amortization		(9,351)		(284)

Net intangible assets		$24,549		$32,116

(1)	During 2012 the Company recorded a purchase price adjustment of $1.5 million to management contracts acquired as part of the Gulf Stream acquisition.

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

	For the Year Ended December 31,
	2011	2010
	(in million, except for share data)
Total Revenues	$174.9	$2,115.7
Net (Income) Loss Attributable to Non-Controlling Interest	$(1,097.1)	$652.1
Net (Loss) Income Attributable to Apollo Global Management, LLC	$(468.7)	$95.9

Net (Loss) Income per Class A Share:
Net (Loss) Income per Class A Share – Basic and Diluted	$(4.18)	$0.84
Weighted Average Number of Class A Shares – Basic and Diluted	116,364,110	96,964,769

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

CPI

On November 12, 2010, Apollo completed the acquisition of substantially all of the assets of Citi Property Investors (“CPI”), the real estate investment management group of Citigroup Inc. CPI had AUM of approximately $3.6 billion as of December 31, 2010. CPI is an integrated real estate investment platform with investment professionals located in Asia, Europe and North America. As part of the acquisition, Apollo received cash of $15.5 million and acquired general partner interests in, and advisory agreements with, various real estate investment funds and co-invest vehicles and added to its team of real estate professionals. The consideration transferred in the acquisition is a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability was $1.2 million as of November 12, 2010. The acquisition was accounted for as a business combination and the Company recorded a $24.1 million gain on acquisition which is included in other income (loss), net in the accompanying consolidated statements of operations for the year ended December 31, 2010.

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

		As of December 31,
	Useful Life in Years	2012	2011
Management contracts	2.5	$8,300	$8,300
Less: Accumulated amortization of intangibles		(7,081)	(3,761)

Net intangible assets		$1,219	$4,539

Intangible Assets

Intangible assets, net consists of the following:

	As of December 31,
	2012	2011
Finite-lived intangible assets/management contracts	$240,020	$141,000
Accumulated amortization	(102,164)	(59,154)

Intangible assets, net	$137,856	$81,846

The changes in intangible assets, net consist of the following:

	For the Year Ended December 31,
	2012		2011
Balance, beginning of year	$81,846		$64,574
Amortization expense	(43,009)		(15,128)
Acquisitions	99,019	(1)	32,400

Balance, end of year	$137,856		$81,846

(1)	Includes impact of purchase price adjustments related to Gulf Stream acquisition

Amortization expense related to intangible assets was $43.0 million, $15.1 million, and $12.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	2013	2014	2015	2016	2017	There- After	Total
Amortization of intangible assets	$41,351	$36,246	$33,714	$7,881	$4,952	$13,712	$137,856

4. INVESTMENTS

The following table represents Apollo’s investments:

	December 31, 2012	December 31, 2011
Investments, at fair value	$1,744,412	$1,552,122
Other investments	393,684	305,343

Total Investments	$2,138,096	$1,857,465

Investments, at Fair Value

Investments, at fair value consist of financial instruments held by AAA, investments held by the Apollo Senior Loan Fund, the Company’s investment in HFA and other investments held by the Company at fair value. As of December 31, 2012 and 2011, the net assets of the consolidated funds (excluding VIEs) were $1,691.3 million and $1,505.5 million, respectively. The following investments, except the investment in HFA and other investments, are presented as a percentage of net assets of the consolidated funds:

Investments, at Fair Value – Affiliates	December 31, 2012					December 31, 2011
	Fair Value			Cost	% of Net Assets of Consolidated Funds	Fair Value			Cost	% of Net Assets of Consolidated Funds
	Private Equity	Credit	Total			Private Equity	Credit	Total
Investments held by:
AAA	$1,666,448	$—	$1,666,448	$1,561,154	98.5%	$1,480,152	$—	$1,480,152	$1,662,999	98.4%
Investments held by Apollo Senior Loan Fund	—	27,653	27,653	27,296	1.5	—	24,213	24,213	24,569	1.6
HFA	—	48,723	48,723	57,815	N/A	—	46,678	46,678	54,628	N/A
Other Investments	1,588	—	1,588	3,563	N/A	1,079	—	1,079	2,881	N/A

Total	$1,668,036	$76,376	$1,744,412	$1,649,828	100.0%	$1,481,231	$70,891	$1,552,122	$1,745,077	100.0%

Securities

At December 31, 2012 and 2011, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA investments. The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	December 31, 2012
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Athene Holding Ltd.(1)	Equity	$1,276,366	$1,578,954	93.4%

(1)	Two subsidiaries of AAA Investments, AAA Guarantor-Athene, L.P. and Apollo Life Re Ltd., own the majority of the equity of Athene Holding Ltd.

AAA Investments owns through its subsidiaries the majority of the equity of Athene Holding Ltd. (“Athene”), the direct or indirect parent of the following principal operating subsidiaries: Athene Life Re Ltd., a Bermuda-based reinsurance company focused on the fixed annuity reinsurance sector, Athene Annuity & Life Assurance Company (formerly Liberty Life Insurance Company), a Delaware-domiciled (formerly South Carolina-domiciled) stock life insurance company focused on retail sales and reinsurance in the retirement services market, Athene Life Insurance Company, a Delaware-domiciled (formerly Indiana-domiciled) stock

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

life insurance company focused on the institutional funding agreement backed note and funding agreement markets, and Presidential Life Corporation, a New-York-domiciled stock life insurance company focused on retail sales of fixed annuity products principally in New York.

During the fourth quarter of 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene Holding Ltd. in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”). After the AAA Transaction, Athene Holding Ltd. was AAA’s only material investment and as of December 31, 2012, AAA through its investment in AAA Investments was the largest shareholder of Athene Holding Ltd with an approximate 77% ownership stake (without giving to effect to restricted common shares issued under Athene’s management equity plan).

	December 31, 2011
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Apollo Life Re Ltd.	Equity	$358,241	$430,800	28.6%
Apollo Strategic Value Offshore Fund, Ltd.	Investment Fund	105,889	164,811	10.9
Rexnord Corporation	Equity	37,461	139,100	9.2
LeverageSource, L.P.	Equity	139,913	102,834	6.8
Apollo Asia Opportunity Offshore Fund, Ltd.	Investment Fund	88,166	86,329	5.7
Momentive Performance Materials	Equity	80,657	85,300	5.7

Apollo Strategic Value Offshore Fund, Ltd. (the “Apollo Strategic Value Fund”) has an ownership interest in a special purpose vehicle, Apollo VIF/SVF Bradco LLC, which owns interests in Bradco Supply Corporation. AAA Investments’ combined share of these investments is greater than 5.0% of the net assets of the consolidated funds valued at $80.9 million at December 31, 2011.

In addition to the AAA Investments’ private equity co-investment in Momentive Performance Materials (“Momentive”) noted above, AAA Investments had an ownership interest in the debt of Momentive. AAA Investments’ combined share of these debt and equity investments is greater than 5% of the net assets of the consolidated funds and is valued at $85.9 million at December 31, 2011.

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

Apollo Senior Loan Fund

On December 31, 2011, the Company invested $26.0 million in the Apollo Credit Senior Loan Fund, L.P. (“Apollo Senior Loan Fund”). As a result, the Company became the sole investor in the fund and therefore consolidated the assets and liabilities of the fund. The fund invests in U.S. denominated

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

senior secured loans, senior secured bonds and other income generating fixed-income investments. At least 90% of the Apollo Senior Loan Fund’s portfolio of investments must consist of senior secured, floating rate loans or cash or cash equivalents. Up to 10% of the Apollo Senior Loan Fund’s portfolio may consist of non-first lien fixed income investments and other income generating fixed income investments, including but not limited to senior secured bonds. The Apollo Senior Loan Fund may not purchase assets rated (tranche rating) at B3 or lower by Moody’s, or equivalent rating by another nationally recognized rating agency.

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

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note will be converted on the eighth anniversary of its issuance on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis,” which is based on a hypothetical exit through conversion to common equity( for which quoted price exists) as of the valuation date. The Company separately presents interest income in the consolidated statements of operations from other changes in the fair value of the convertible note. For the years ended December 31, 2012 and 2011 the Company has recorded $3.1 million and $2.5 million, respectively in PIK interest income included in interest income in the consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $1.04 and A$1.00 to $0.84 as of December 31, 2012 and 2011, respectively) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the years ended December 31, 2012 and 2011, the Company recorded an unrealized loss of approximately $1.1 million and $5.9 million, respectively, related to the convertible note and stock options within net gains (losses) from investment activities in the consolidated statements of operations.

The Company has classified the instruments associated with the HFA investment as Level III investments.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities in the consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains (losses) resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains (losses). Additionally net gains (losses) from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains (losses) from investment activities for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$443	$443
Change in net unrealized gains due to changes in fair values	288,140	(339)	287,801

Net Gains from Investment Activities	$288,140	$104	$288,244

	For the Year Ended December 31, 2011
	Private Equity	Credit	Total
Change in net unrealized (losses) gains due to changes in fair values	$(123,946)	$(5,881)	$(129,827)

Net (Losses) Gains from Investment Activities	$(123,946)	$(5,881)	$(129,827)

	For the Year Ended December 31, 2010
	Private Equity	Credit	Total
Realized (losses) gains on sales of investments	$—	$(2,240)	$(2,240)
Change in net unrealized gains (losses) due to changes in fair values	370,145	(34)	370,111

Net Gains (Losses) from Investment Activities	$370,145	$(2,274)	$367,871

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the consolidated statements of operations.

The following table presents income from equity method investments for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011		2010
Investments:
Private Equity Funds:
AAA Investments	$195	$(55)		$215
Apollo Investment Fund IV, L.P. (“Fund IV”)	(2)	8		24
Apollo Investment Fund V, L.P. (“Fund V”)	20	(9)		39
Apollo Investment Fund VI, L.P. (“Fund VI”)	3,947	2,090		599
Apollo Investment Fund VII, L.P. (“Fund VII”)	60,576	10,156		37,499
Apollo Natural Resources Partners, L.P. (“ANRP”)	(71)	(141)		—
AION Capital Management Limited (“AION”)	71	—		—
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	843	(793)		1,106
Apollo Value Investment Fund, L.P. (“VIF”)	19	(25)		29
Apollo Strategic Value Fund, L.P. (“SVF”)	15	(21)		21
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	4,219	(295)		3,431
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	1,466	368		4,895
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	19,731	2,410		12,618
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	4,989	(737)		3,610
Apollo European Principal Finance Fund, L.P. (“EPF I”)	3,933	1,729		2,568
Apollo Investment Europe II, L.P. (“AIE II”)	1,948	(308)		1,496
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	2,228	(100)		903
Apollo Senior Floating Rate Fund (“AFT”)	14	(16)		—
Apollo/ JH Loan Portfolio	5	—		—
Apollo Residential Mortgage, Inc. (“AMTG”)	1,053 (1)	(80	)(2)	—
Apollo European Credit, L.P. (“AEC”)	203	(10)		—
Apollo European Strategic Investments, L.P. (“AESI”)	576	21		—
Apollo Centre Street Partnership, L.P. (“ACSP”)	433	—		—
Apollo Investment Corporation (“AINV”)	1,761	—		—
Apollo European Principle Finance Fund II, L.P. (“EPF II”)	568	—		—
Apollo SK Strategic Investments, L.P.	18	—		—
Apollo SPN Investments I, L.P.	(10)	—		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	1,100 (1)	636	(2)	(390	)(3)
AGRE US Real Estate Fund, L.P.	(172)	(79)		—
CPI Capital Partners North America	17	98		—
CPI Capital Partners Asia Pacific	72	71		—
Apollo GSS Holding (Cayman), L.P.	(39)	—		—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	(306)	(1,860)		(951)
VC Holdings, L.P. Series C (“Vantium C”)	165	580		1,370
VC Holdings, L.P. Series D (“Vantium D”)	588	285		730

Total Income from Equity Method Investments	$110,173	$13,923		$69,812

(1)	Amounts are as of September 30, 2012.
(2)	Amounts are as of September 30, 2011.
(3)	Amounts are as of September 30, 2010.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Other investments as of December 31, 2012 and 2011 consisted of the following:

	Equity Held as of
	December 31, 2012		% of Ownership		December 31, 2011		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$998		0.057%		$859		0.057%
Fund IV	9		0.015		15		0.010
Fund V	173		0.014		202		0.014
Fund VI	9,814		0.094		7,752		0.082
Fund VII	164,773		1.316		139,765		1.318
ANRP	2,355		0.903		1,982		2.544
AION	625		10.000		—		—
Credit Funds:
SOMA	5,887		0.643		5,051		0.525
VIF	141		0.093		122		0.081
SVF	137		0.076		123		0.059
ACLF	9,281		2.579		14,449		2.465
Artus	667		6.156		6,009		6.156
COF I	39,416		1.924		37,806		1.977
COF II	19,654		1.429		22,979		1.472
EPF I	18,329		1.363		14,423		1.363
AIE II	7,207		2.205		7,845		2.076
Palmetto	13,614		1.186		10,739		1.186
AFT	98		0.034		84		0.034
Apollo/JH Loan Portfolio, L.P.	—		0.000		100		0.189
AMTG(3)(5)	4,380	(1)	0.811	(1)	4,000	(2)	1.850	(2)
AEC	1,604		1.079		542		1.053
AESI	3,076		0.991		1,704		1.035
ACSP	5,327		2.457		—		—
AINV(5)	51,761	(1)	2.955	(1)	—		—
EPF II	5,337		1.316		—		—
Apollo SK Strategic Investments, L.P.	1,002		0.988		—		—
Asia Private Credit (“APC”)	17		0.058		—		—
Apollo SPN Investments I, L.P.	90		0.083		—		—
CION Investment Corporation	1,000		22.207		—		—
Real Estate:
ARI(3)(5)	11,469	(1)	2.729	(1)	11,288	(2)	2.730	(2)
AGRE U.S. Real Estate Fund	5,210		1.845		5,884		2.065
CPI Capital Partners North America	455		0.413		564		0.344
CPI Capital Partners Europe	5		0.001		5		0.001
CPI Capital Partners Asia Pacific	186		0.039		256		0.039
Apollo GSS Holding (Cayman), L.P.	2,428		4.621		—		—
Other Equity Method Investments:
Vantium A/B	54		6.450		359		6.450
Vantium C	5,172		2.071		6,944		2.300
Vantium D	1,933		6.345		1,345		6.300
Portfolio Company Holdings	—		N/A	(4)	2,147		N/A	(4)

Total Other Investments	$393,684				$305,343

(1)	Amounts are as of September 30, 2012.
(2)	Amounts are as of September 30, 2011.
(3)	Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.
(4)	Ownership percentages are not presented for these equity method investments in our portfolio companies as we only present ownership percentages for the funds in which we are the general partner. All equity methods of investments were sold during the year ended December 31, 2012.
(5)	The value of the Company’s investment in AINV was $51,351 based on the quoted market price as of December 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The most recently issued summarized aggregated financial information of the funds and other equity method investments in which Apollo has equity method investments is as follows:

	Private Equity		Credit		Real Estate
	As of December 31,		As of December 31,		As of December 31,
Balance Sheet Information	2012(2)(3)	2011(2)(3)	2012	2011	2012(1)	2011(1)
Investments	$25,896,569	$22,759,853	$17,089,006	$10,004,744	$1,912,369	$1,980,613
Assets	26,606,324	24,219,637	19,397,579	11,335,170	2,038,877	2,196,460
Liabilities	101,803	686,558	7,823,274	2,773,163	290,392	587,576
Equity	26,504,521	23,533,079	11,574,305	8,562,007	1,748,485	1,608,884

(1)	Certain real estate amounts are as of September 30, 2012 and 2011.
(2)	Certain equity investment amounts are as of September 30, 2012 and 2011.
(3)	Financial information of certain equity method investments is not available as of December 31, 2012 and 2011.

	Aggregate Totals as of December 31,
Balance Sheet Information	2012	2011
Investments	$44,897,944	$34,745,210
Assets	48,042,780	37,751,267
Liabilities	8,215,469	4,047,297
Equity	39,827,311	33,703,970

	Private Equity			Credit			Real Estate
Income Statement Information	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2012(2)(3)	2011(2)(3)	2010	2012	2011	2010	2012(1)	2011(1)	2010(1)
Revenues/Investment Income	$1,682,837	$1,522,831	$610,899	$1,330,160	$852,282	$304,332	$54,720	$46,654	$14,468
Expenses	275,126	377,985	286,719	699,250	290,843	145,138	32,077	30,350	6,377

Net Investment Income	1,407,711	1,144,846	324,180	630,910	561,439	159,194	22,643	16,304	8,091
Net Realized and Unrealized Gain (Loss)	6,856,074	2,239,373	5,918,694	2,053,440	(537,017)	1,531,056	275,659	172,018	(1,058)

Net Income	$8,263,785	$3,384,219	$6,242,874	$2,684,350	$24,422	$1,690,250	$298,302	$188,322	$7,033

(1)	Certain real estate amounts are as of September 30, 2012, 2011 and 2010.
(2)	Certain equity investment amounts are as of September 30, 2012 and 2011.
(3)	Financial information of certain equity method investments is not available as of December 31, 2012 and 2011.

	Aggregate Totals for the Years Ended December 31,
Income Statement Information	2012	2011	2010
Revenues/Investment Income	$3,067,717	$2,421,767	$929,699
Expenses	1,006,453	699,178	438,234

Net Investment Income	2,061,264	1,722,589	491,465
Net Realized and Unrealized Gain	9,185,173	1,874,374	7,448,692

Net Income	$11,246,437	$3,596,963	$7,940,157

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of December 31, 2012 and 2011:

	Level I		Level II		Level III		Totals
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Assets, at fair value:
Investment in AAA Investments	$—	$—	$—	$—	$1,666,448	$1,480,152	$1,666,448	$1,480,152
Investments held by Apollo Senior Loan Fund	—	—	27,063	23,757	590	456	27,653	24,213
Investments in HFA and Other	—	—	—	—	50,311	47,757	50,311	47,757

Total	$—	$—	$27,063	$23,757	$1,717,349	$1,528,365	$1,744,412	$1,552,122

	Level I		Level II		Level III		Totals
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Liabilities, at fair value:
Interest rate swap agreements	$—	$—	$—	$3,843	$—	$—	$—	$3,843

Total	$—	$—	$—	$3,843	$—	$—	$—	$3,843

There was a transfer of investments from Level III into Level II as well as a transfer from Level II into Level III relating to investments held by the Apollo Senior Loan Fund during 2012, as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. There were no transfers between Level I, II or III during the year ended December 31, 2011 relating to assets and liabilities, at fair value, noted in the tables above, respectively.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Period	$1,480,152	$1,637,091	$1,324,939
Purchases	—	432	375
Distributions	(101,844)	(33,425)	(58,368)
Change in unrealized gains (losses), net	288,140	(123,946)	370,145

Balance, End of Period	$1,666,448	$1,480,152	$1,637,091

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the changes in the investment in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

	For the Year Ended December 31,
	2012		2011
Balance, Beginning of Period	$47,757	(1)	$—
Acquisitions related to consolidated fund	46,148		—
Purchases	5,759		57,509
Deconsolidation	(48,037	)(1)	—
Director Fees	—		(1,802)
Expenses incurred	—		(2,069)
Change in unrealized losses	(1,316)		(5,881)

Balance, End of Period	$50,311		$47,757

(1)	During the third quarter of 2012, the Company deconsolidated GSS Holding (Cayman), L.P., which was consolidated by the Company during the second quarter of 2012.

The change in unrealized losses, net has been recorded within the caption “Net gains (losses) from investment activities” in the consolidated statements of operations.

The following table summarizes the changes in the Apollo Senior Loan Fund, which is measured at fair value and characterized as a Level III investment for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
Balance, Beginning of Period	$456	$—
Acquisition	—	456
Purchases of investments	496	—
Sale of investments	(1,291)	—
Realized gains	20	—
Change in unrealized gains	8	—
Transfers out of Level III	(935)	—
Transfers into Level III	1,836	—

Balance, End of Period	$590	$456

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments as of December 31, 2012 and 2011:

	Private Equity
	December 31, 2012		December 31, 2011
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,581,975	98.6%	$643,031	38.4%
Comparable company and industry multiples	—	—	749,374	44.6
Listed quotes	22,029	1.4	139,833	8.3
Broker quotes	—	—	179,621	10.7
Other net liabilities(1)	—	—	(33,330)	(2.0)

Total Investments	1,604,004	100.0%	1,678,529	100.0%

Other net assets (liabilities)(2)	62,444		(198,377)

Total Net Assets	$1,666,448		$1,480,152

(1)	Balances include other assets and liabilities of certain funds in which AAA Investments has invested. Other assets and liabilities at the fund level primarily include cash and cash equivalents, broker receivables and payables and amounts due to and from affiliates. Carrying values approximate fair value for other assets and liabilities, and accordingly, extended valuation procedures are not required.
(2)	Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2012 is primarily comprised of $113.3 million in notes receivable from affiliate. Balance at December 31, 2011 was primarily comprised of $402.5 million in long-term debt offset by cash and cash equivalents. Carrying values approximate fair value for other assets and liabilities (except for debt), and, accordingly, extended valuation procedures are not required.

The significant unobservable inputs used in the fair value measurement of the Level III investments are the comparable multiples and weighed average cost of capital rates applied in the valuation models for each investment. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, the comparable multiples are generally multiplied by the underlying companies embedded value to establish the total enterprise value of our portfolio company investments. The comparable multiple is determined based on the implied trading multiple of public industry peers. Similarly, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the weighted average cost of capital calculation that weights the cost of equity and the cost of debt based on comparable debt to equity ratios.

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

The assets and liabilities of the consolidated VIEs are comprised primarily of investments and debt, at fair value, and are included within assets and liabilities of consolidated variable interest entities, respectively, in the consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Consolidated Variable Interest Entities

In accordance with the methodology described in note 2, Apollo has consolidated VIEs as of December 31, 2012, in connection with the Company’s October 2011 acquisition of Gulf Stream Asset Management, LLC and the Company’s April 2012 acquisition of Stone Tower. Refer to note 3 for further discussion of the Stone Tower and Gulf Stream acquisitions.

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

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of December 31, 2012 and 2011:

	Level I		Level II		Level III		Totals
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Investments, at fair value(1)	$168	$—	$11,045,902	$3,055,357	$1,643,465	$246,609	$12,689,535	$3,301,966

	Level I		Level II		Level III		Totals
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Liabilities, at fair value	$—	$—	$—	$—	$11,834,955	$3,189,837	$11,834,955	$3,189,837

(1)	During the first quarter of 2011, one of the consolidated VIEs sold all of its investments. The consolidated VIE had a net investment gain of $16.0 million relating to the sale for the year ended December 31, 2011, which is reflected in the net (losses) gains from investment activities of consolidated variable interest entities on the consolidated statement of operations.

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

The following table summarizes the fair value transfers between Level I and Level II:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	December 31, 2012	December 31, 2011
Transfers from Level II into Level I(1)	$164	$—

(1)	Transfers into Level I represents those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for Investments, at fair value, categorized as Level III in the fair value hierarchy as of December 31, 2012. The disclosure below excludes Level III Investments, at fair value as of December 31, 2012, for which the determination of fair value is based on broker quotes:

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets:
Bank Debt Term Loans	$67,920	Discounted Cash Flow – Comparable Yields	Discount Rates	11.8%–25.2%	16.3%
Stocks	3,624	Market Comparable Companies	Comparable Multiples	6.63x	6.63x

Total	$71,544

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

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Period	$246,609	$170,369	$—
Acquisition of VIEs	1,706,145	335,353	—
Transition adjustment relating of consolidation of VIE	—	—	1,102,114
Deconsolidation of VIE	—	—	(20,751)
Elimination of investments attributable to consolidation of VIEs	(69,437)	—	—
Purchases	1,236,232	663,438	840,926
Sale of investments	(1,561,589)	(273,719)	(125,638)
Net realized gains (losses)	21,603	980	131
Changes in net unrealized (losses) gains	(56,013)	(7,669)	29,981
Transfers out of Level III	(712,040)	(802,533)	(1,663,755)
Transfers into Level III	831,955	160,390	7,361

Balance, End of Period	$1,643,465	$246,609	$170,369

Changes in net unrealized gains (losses) included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to investments still held at reporting date	$7,464	$(7,253)	$(3,638)

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Period	$3,189,837	$1,127,180	$—
Acquisition of VIEs	7,317,144	2,046,157	—
Transition adjustment relating to consolidation of VIE	—	—	706,027
Additions	1,639,271	454,356	1,050,377
Repayments	(741,834)	(415,869)	(331,120)
Net realized gains on debt	—	(41,819)	(21,231)
Changes in net unrealized losses from debt	497,704	19,880	55,040
Deconsolidation of VIE	—	—	(329,836)
Elimination of debt attributable to consolidated VIEs	(67,167)	(48)	(2,077)

Balance, End of Period	$11,834,955	$3,189,837	$1,127,180

Changes in net unrealized losses (gains) included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$446,649	$(25,347)	$16,916

Net (Losses) Gains from Investment Activities of Consolidated Variable Interest Entities

The following table presents net (losses) gains from investment activities of the consolidated VIEs for the years ended December 31, 2012 and 2011, respectively:

	For the Year Ended December 31,
	2012	2011	2010
Net unrealized gains from investment activities	$169,087	$10,832	$46,406
Net realized gains (losses) from investment activities	76,965	(11,313)	7,239

Net gains (losses) from investment activities	246,052	(481)	53,645

Net unrealized losses from debt	(497,704)	(19,880)	(55,040)
Net realized gains from debt	—	41,819	21,231

Net (losses) gains from debt	(497,704)	21,939	(33,809)

Interest and other income	581,610	75,004	62,696
Other expenses	(401,662)	(72,261)	(34,326)

Net (Losses) Gains from Investment Activities of Consolidated VIEs	$(71,704)	$24,201	$48,206

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Senior Secured Notes, Subordinated Note, Term Loans—Included within debt are amounts due to third-party institutions of the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$11,409,825	1.30%		7.3	$3,121,126	1.35%		8.9
Subordinated Notes(2)(3)	1,074,904	N/A	(1)	7.7	416,275	N/A	(1)	8.8

	$12,484,729				$3,537,401

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)	The fair value of Senior Secured and Subordinated Notes as of December 31, 2012 and December 31, 2011 was $11,835 million and $3,190 million, respectively.
(3)	The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another. As of December 31, 2012 and December 31, 2011, the fair value of the consolidated VIE assets was $14,672 million and $3,533 million, respectively. This collateral consists of cash and cash equivalents, investments at fair value and other assets.

The following table summarizes the quantitative inputs and assumptions used for Liabilities, at fair value categorized as Level III in the fair value hierarchy as of December 31, 2012. The disclosure below excludes Level III Liabilities, at fair value as of December 31, 2012, for which the determination of fair value is based on broker quotes:

	As of December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Ranges
Subordinated Notes	$195,357	Discounted Cash	Discount Rate	17.0%
		Flow	Default Rate	1.5%–4.0%
			Recovery Rate	80.0%

Senior Secured Notes	$2,066,250	Discounted Cash	Discount Rate	1.65%–1.95%
		Flow	Default Rate	2.0%
			Recovery Rate	30.0%–60.0%

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

The consolidated VIEs have elected the fair value option to value the term loans and notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of December 31, 2012, the debt, at fair value, is classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the term loans and notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of the balance sheet date, the Company was not aware of any instances of noncompliance with any of the covenants.

As of December 31, 2012, the table below presents the maturities for debt of the consolidated VIEs:

	2013	2014	2015	2016	2017	Thereafter	Total
Secured notes	$—	$—	$—	$2,175,000	$378,999	$8,855,826	$11,409,825
Subordinated notes	22,000	—	—	—	88,250	964,654	1,074,904

Total Obligations as of December 31, 2012	$22,000	$—	$—	$2,175,000	$467,249	$9,820,480	$12,484,729

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

	December 31, 2012
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$13,498,100		$(34,438)		$7,105
Credit	3,276,198		(545,547)		12,605
Real Estate	1,685,793		(1,237,462)		—

Total	$18,460,091	(1)	$(1,817,447	)(2)	$19,710	(3)

(1)	Consists of $452,116 in cash, $17,092,814 in investments and $915,161 in receivables.
(2)	Represents $1,752,294 in debt and other payables, $32,702 in securities sold, not purchased, and $32,451 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

	December 31, 2011
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$11,879,948		$(146,374)		$8,753
Credit	3,274,288		(1,095,266)		11,305
Real Estate	2,216,870		(1,751,280)		—

Total	$17,371,106	(1)	$(2,992,920	)(2)	$20,058	(3)

(1)	Consists of $383,017 in cash, $16,507,142 in investments and $480,947 in receivables.
(2)	Represents $2,874,394 in debt and other payables, $86,102 in securities sold, not purchased, and $32,424 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

At December 31, 2011, AAA Investments, the sole investment of AAA, invested in certain of the Company’s unconsolidated VIEs, including LeverageSource, L.P. and AutumnLeaf, L.P. At December 31, 2011, the aggregate amount of such investments was $131.8 million. The Company’s ownership interest in AAA was 2.45% at December 31, 2011. As of December 31, 2012 AAA Investments did not hold investments in any of the Company’s unconsolidated VIEs.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

6. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, credit, and real estate funds consists of the following:

	For the Year Ended December 31,
	2012	2011
Private equity	$1,413,306	$672,952
Credit	454,155	195,630
Real Estate	10,795	—

Total Carried Interest Receivable	$1,878,256	$868,582

The table below provides a roll-forward of the carried interest receivable balance for the years ended December 31, 2012 and 2011:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2011	$1,578,135	$288,938	$—	$1,867,073
Change in fair value of funds(1)(2)	(373,906)	67,971	—	(305,935)
Fund cash distributions to the Company	(531,277)	(161,279)	—	(692,556)

Carried Interest Receivable, December 31, 2011	$672,952	$195,630	$—	$868,582
Change in fair value of funds(1)	1,592,234	448,670	15,074	2,055,978
Acquisition of Stone Tower	—	36,097	—	36,097
Fund cash distributions to the Company	(851,880)	(226,242)	(4,279)	(1,082,401)

Carried Interest Receivable, December 31, 2012	$1,413,306	$454,155	$10,795	$1,878,256

(1)	Included in change in fair value of funds for the year ended December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million for SOMA and APC, respectively. Included in change in fair value of funds for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million and $18.1 million for Fund VI and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Reclassified to include related foreign exchange loss attributable to credit segment in order to conform to current period presentation.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

7. FIXED ASSETS

Fixed assets consist of the following:

	Useful Life in Years	December 31,
		2012	2011
Ownership interests in aircraft	15	$10,184	$10,184
Leasehold improvements	8-16	48,610	44,433
Furniture, fixtures and other equipment	4-10	16,047	14,455
Computer software and hardware	2-4	27,744	22,789
Other	4	509	506

Total fixed assets		103,094	92,367
Less – accumulated depreciation and amortization		(49,642)	(39,684)

Fixed Assets, net		$53,452	$52,683

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

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $10.2 million, $11.1 million and $11.5 million, respectively.

8. OTHER ASSETS

Other assets consist of the following:

	December 31, 2012	December 31, 2011
Prepaid expenses	$12,650	$6,271
Tax receivables	5,380	10,465
Underwriting fee receivable	5,569	—
Receivable from broker	3,537	604
Debt issuance costs	2,113	2,624
Rent deposits	1,336	1,482
Other	6,180	5,530

Total Other Assets	$36,765	$26,976

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

9. OTHER LIABILITIES

Other liabilities consist of the following:

	December 31, 2012	December 31, 2011
Deferred rent	$14,829	$14,798
Deferred taxes	13,717	2,774
Unsettled trades and redemption payable	3,986	2,902
Deferred payment related to acquisition (note 3)	—	3,858
Interest rate swap agreements	—	3,843
Other	12,323	4,875

Total Other Liabilities	$44,855	$33,050

Interest Rate Swap Agreements—The principal financial instruments used for cash flow hedging purposes are interest rate swaps. Apollo enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively converted a portion of the Company’s variable rate debt under the AMH Credit Agreement (discussed in note 12) to a fixed rate, without exchanging the notional principal amounts. Apollo entered into interest rate swap agreements whereby Apollo receives floating rate payments in exchange for fixed rate payments of 5.175%, on the notional amount of $167.0 million, effectively converting a portion of its floating rate borrowings to a fixed rate. The interest rate swap agreement related to the $167.0 million notional amount expired in May 2012. Apollo had hedged only the risk related to changes in the benchmark interest rate (three month LIBOR). As of December 31, 2012 and 2011, the Company has recorded a liability of $0.0 million and $3.8 million, to recognize the fair value of these derivatives.

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

10. OTHER INCOME, NET

Other income, net consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
Insurance proceeds	$—	$—	$162,500
Tax receivable agreement adjustment	3,937	(137)	7,614
Gain on acquisitions and dispositions	1,951,897	196,193	29,741
Loss on assets held for sale	—	—	(2,768)
Impairment of fixed assets	—	—	(3,101)
AMTG offering costs	—	(8,000)	—
ARI reimbursed offering costs	—	8,000	—
Foreign exchange translation	(790)	6,169	(3,025)
Rental income	4,387	1,999	1,699
Other	5,248	1,296	2,372

Total Other Income, Net	$1,964,679	$205,520	$195,032

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

11. INCOME TAXES

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. Federal and State income taxes. APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, State and Local corporate income taxes. In addition, certain subsidiaries of the Company are subject to NYC UBT attributable to the Company’s operations apportioned to New York City. Certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions. APO Corp. is required to file a standalone Federal corporate income tax return, as well as file standalone corporate state and local income tax returns in California, New York State and New York City. The Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

The Company’s (provision) benefit for income taxes totaled $(65.4) million, $(11.9) and $(91.7) million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s effective tax rate was approximately 2.10%, (0.92) % and 14.45% for the years ended December 31, 2012, 2011 and 2010, respectively.

The provision for income taxes is presented in the following table:

	For the Year Ended December 31,
	2012	2011	2010
Current:
Federal income tax	$—	$(856)	$(8,051)
Foreign income tax	(3,411)	(3,705)	(3,726)
State and local income tax	(7,722)	(6,943)	(8,648)

Subtotal	(11,133)	(11,504)	(20,425)

Deferred:
Federal income tax	(55,114)	248	(64,633)
Foreign income tax	277	301	260
State and local income tax (net of federal (benefit) provision)	560	(974)	(6,939)

Subtotal	(54,277)	(425)	(71,312)

Total Income Tax Provision	$(65,410)	$(11,929)	$(91,737)

For the years ended 2012, 2011 and 2010, the amount of federal income tax provision netted in the deferred state and local income tax amounts was $(0.4) million, $1.4 million and $4.2 million, respectively.

The following table reconciles the provision for taxes to the U.S. Federal statutory tax rate:

	For the Year Ended December 31,
	2012	2011	2010
U.S. Statutory Tax Rate	35.00%	35.00%	35.00%
Income Passed Through to Non-Controlling Interest	(30.88)	(24.67)	(24.54)
Income passed through to Class A holders	(4.41)	(1.28)	(15.93)
Equity Based Compensation – AOG Units	1.84	(9.12)	16.49
Foreign income tax	0.10	(0.17)	0.54
State and Local Income Taxes (net of Federal Benefit)	0.20	(0.56)	2.32
Amortization & Other Accrual Adjustments	0.25	(0.12)	0.57

Effective Income Tax Rate	2.10%	(0.92)%	14.45%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The Company’s deferred tax assets and liabilities on the consolidated statements of financial condition consist of the following:

	For the Year Ended December 31,
	2012	2011
Deferred Tax Assets:
Depreciation and amortization	$448,372	$476,812
Revenue recognition	40,597	36,732
Net operating loss carry forward	5,514	17,238
Equity-based compensation – RSUs and AAA RDUs	41,083	37,336
Other	6,642	8,186

Total Deferred Tax Assets	542,208	576,304

Deferred Tax Liabilities:
Unrealized gains from investments	12,882	1,307
Other	835	1,467

Total Deferred Tax Liabilities	$13,717	$2,774

As of December 31, 2012, the Company has approximately $4.8 million of federal net operating loss (NOL) carryforwards and $60.7 million of state and local NOL carryforwards available to be utilized in future periods. If the Company is unable to utilize its NOL carryforwards, they will begin to expire in 2031. For tax year ended December 31, 2012, the Company expects to utilize NOLs carried forward from prior periods to offset its entire federal and state taxable income. In addition, the Company has foreign tax credit carryforwards of $6.0 million that will begin to expire in 2020.

The Company has recorded a significant deferred income tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The amortization period for these tax basis intangibles is 15 years and accordingly, the related deferred income tax assets will reverse over the same period.

The Company considered its historical and current year earnings in addition to the 15-year amortization period of the tax basis of its intangible assets in evaluating whether it should establish a valuation allowance. The Company also considered large recurring book expenses that do not provide a corresponding reduction in taxable income. The Company’s short-term and long-term projections anticipate positive book income. In addition, the Company’s projection of future taxable income, including the effects of originating and reversing temporary differences including those for the tax basis intangibles, indicates that deferred income tax liabilities will reverse substantially in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred income tax assets. Based upon this positive evidence, the Company has concluded it is more likely than not, that the deferred income tax assets will be realized and that no valuation allowance is needed at December 31, 2012.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of December 31, 2012, Apollo and its predecessor entities’ U.S. Federal, state, local and foreign income tax returns for the years 2009 through 2012 are open under the general statute of limitations provisions and therefore subject to examination. In addition, the State of New York is examining APO Corp.’s tax returns for tax years 2008 to 2010 and the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Internal Revenue Service is examining APO Corp.’s tax returns for tax years 2010 and 2011 in connection with the NOL carryback claim from tax year 2011 to tax year 2010.

12. DEBT

Debt consists of the following:

	December 31, 2012			December 31, 2011
	Outstanding Balance	Annualized Weighted Average Interest Rate		Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	4.95	%(1)	$728,273	5.39	%(1)
CIT secured loan agreements	9,545	3.47		10,243	3.39

Total Debt	$737,818	4.93%		$738,516	5.35%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH irrevocably elected three-month LIBOR for $167 million of the debt for five years from the closing date of the AMH Credit Agreement, which expired in May 2012. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for $995 million of the loan, as discussed below, and 1.00% for $5 million of the loan as of December 31, 2012 and 3.75% for $995 million of the loan and 1.00% for $5 million of the loan as of December 31, 2011). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

On December 20, 2010, Apollo amended the AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loan from April 20, 2014 to January 3, 2017 and modified certain other terms of the AMH Credit Agreement. Pursuant to this amendment, AMH or an affiliate was required to purchase from each lender that elected to extend the maturity date of its term loan a portion of such extended term loan equal to 20% thereof. In addition, AMH or an affiliate is required to repurchase at least $50.0 million aggregate principal amount of the term loan by December 31, 2014 and at least $100.0 million aggregate principal amount of the term loan (inclusive of the previously purchased $50.0 million) by December 31, 2015 at a price equal to par plus accrued interest. The sweep leverage ratio was also extended to end at the new loan term maturity date. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and ABR plus 3.25%. On December 20, 2010, an affiliate of AMH that is a guarantor under the AMH Credit Agreement repurchased approximately $180.8 million of the term loan in connection with the extension of the maturity date of such loan and thus the AMH Credit Agreement (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million. The Company determined that the amendments to the AMH Credit Agreement resulted in a debt extinguishment which did not result in any gain or loss.

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at December 31, 2012 was 4.07% and the interest rate on the remaining $5.0 million portion of the loan at December 31, 2012 was 1.32%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $795.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the consolidated statement of

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

financial condition at December 31, 2012 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of December 31, 2012 and 2011, the AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of December 31, 2012, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $94.9 million, $91.1 million, $62.3 million, $217.5 million and $(858.9) million, respectively. As of December 31, 2011, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH were $56.6 million, $46.2 million, $50.1 million, $131.9 million and $(1,014.3) million, respectively.

In accordance with the AMH Credit Agreement as of December 31, 2012, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.

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

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of December 31, 2012, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreements—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At December 31, 2012, the interest rate was 3.40%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreements for $11.3 million with $11.1 million of the proceeds going to

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of December 31, 2012, the carrying value of the remaining CIT secured loan is $9.5 million.

Apollo has determined that the carrying value of this debt approximates fair value as the loans are primarily variable rate in nature.

As of December 31, 2012, the table below presents the contractual maturities for the AMH Credit Agreement and CIT secured loan agreements:

	2013	2014	2015	2016	2017	Total
AMH Credit Agreement	$—	$55,000	$50,000	$—	$623,273	$728,273
CIT secured loan agreements	9,545	—	—	—	—	9,545

Total Obligations as of December 31, 2012	$9,545	$55,000	$50,000	$—	$623,273	$737,818

13. NET INCOME (LOSS) PER CLASS A SHARE

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

The remaining earnings are allocated to Class A Shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the years ended December 31, 2012, 2011 and 2010:

	Basic and Diluted
	For the Year Ended December 31,
	2012		2011		2010
Numerator:
Net income (loss) attributable to Apollo Global Management, LLC	$310,957		$(468,826)		$94,617
Distributions declared on Class A shares	(172,887	)(1)	(97,758	)(2)	(20,453	)(3)
Distributions on participating securities	(31,175)		(17,381)		(3,662)
Earnings allocable to participating securities	(16,855)		—	(4)	(10,357)

Undistributed Income (Loss) Attributable to Class A Shareholders	$90,040		$(583,965)		$60,145

Denominator:
Weighted average number of Class A shares outstanding	127,693,489		116,364,110		96,964,769

Net income (loss) per Class A share: Basic and Diluted(5)
Distributable Earnings	$1.35		$0.84		$0.21
Undistributed income (loss)	0.71		(5.02)		0.62

Net Income (Loss) per Class A Share	$2.06		$(4.18)		$0.83

(1)	The Company declared a $0.46 distribution on Class A shares on February 10, 2012, a $0.25 distribution on Class A shares on May 8, 2012, a $0.24 distribution on Class A shares on August 12, 2012, and a $0.40 distribution on Class A shares on November 9, 2012. As a result, there is a decrease in undistributed income attributable to Class A shareholders presented during the year ended December 31, 2012
(2)	The Company declared a $0.17 distribution on Class A shares on January 4, 2011, a $0.22 distribution on Class A shares on May 12, 2011, a $0.24 distribution on Class A shares on August 9, 2011, and a $0.20 distribution on Class A shares on November 3, 2011. As a result, there is an increase in undistributed loss attributable to Class A shareholders presented during the year ended December 31, 2011.
(3)	The Company declared a $0.07 distribution on Class A shares on May 27, 2010, August 2, 2010 and November 1, 2010. As a result, there is a decrease in undistributed income attributable to Class A shareholders presented during the year ended December 31, 2010.
(4)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in losses of the Company with the Class A shareholders.
(5)	For the year ended December 31, 2012, unvested RSUs and share options were determined to be dilutive and accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2011, unvested RSUs, share options, AOG Units and RSUs that participate in dividends were determined to be anti-dilutive. For the year ended December 31, 2010, unvested RSUs were determined to be dilutive and accordingly included in the diluted earnings per share calculation. The resulting diluted earnings per share amounts were not significantly different from basic earnings per share and therefore were presented as the same amount. The AOG Units and RSUs that participate in dividends were determined to be anti-dilutive for the years ended December 31, 2012 and 2010. The share options were also determined to be anti-dilutive for the year ended December 31, 2010.

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees during 2011 and 2012 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees in 2011 and 2012 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of December 31, 2012, approximately 22.5 million vested RSUs and 4.4 million unvested RSUs were eligible for participation in distribution equivalents.

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

Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may up to four times each year, upon notice (subject to the terms of the exchange agreement), exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the ten Apollo Operating Group partnerships to affect an exchange for one Class A share. If fully converted, the result would be an additional 240,000,000 Class A shares added to the diluted earnings per share calculation.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The table below presents transactions in Class A shares during the years ended December 31, 2012, 2011 and 2010 and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of AGM Class A Shares Transaction	Number of Shares Issued (Repurchased/Cancelled) in AGM Class A Shares Transaction (in thousands)	AGM ownership% in AOG before AGM Class A Shares Transaction		AGM ownership% in AOG after AGM Class A Shares Transaction		Holdings ownership% in AOG before AGM Class A Shares Transaction		Holdings ownership% in AOG after AGM Class A Shares Transaction
March 12, 2010	Issuance	721	28.5%		28.6%		71.5%		71.4%
July 9, 2010	Issuance	1,540	28.6%		29.0%		71.4%		71.0%
July 23, 2010	Issuance	31	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
September 16, 2010	Net Settlement	(7)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
September 30, 2010	Issuance	11	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
January 8, 2011	Issuance	2	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
March 15, 2011	Issuance	1,548	29.0%		29.3%		71.0%		70.7%
April 4, 2011	Issuance	21,500	29.3%		33.5%		70.7%		66.5%
April 7, 2011	Issuance	750	33.5%		33.7%		66.5%		66.3%
July 11, 2011	Issuance	77	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
August 15, 2011	Issuance	1,191	33.7%		33.9%		66.3%		66.1%
October 10, 2011	Issuance	52	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 10, 2011	Issuance	1,011	33.9%		34.1%		66.1%		65.9%
November 22, 2011	Net Settlement	(130)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
January 18, 2012	Issuance	394	34.1%		34.1%		65.9%		65.9%
February 13, 2012	Issuance	1,994	34.1%		34.5%		65.9%		65.5%
March 5, 2012	Issuance	50	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
April 3, 2012	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
July 9, 2012	Issuance	1,452	34.5%		34.7%		65.5%		65.3%
August 6, 2012	Issuance	1,962	34.7%		35.1%		65.3%		64.9%
October 9, 2012	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 12, 2012	Issuance	25	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 19, 2012	Issuance	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)

(1)	Transaction did not have a material impact on ownership.

14. EQUITY-BASED COMPENSATION

AOG Units

The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the years ended December 2012, 2011 and 2010, $480.9 million, $1,032.8 million and $1,032.9 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 0% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of December 31, 2012, there was $30.0 million of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next 6 months.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes the activity of the AOG Units for the years ended December 31, 2012, 2011 and 2010:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2010	110,832,094	23.35
Granted	1,404,650	11.96
Forfeited	(1,404,650)	20.00
Vested	(44,089,188)	23.43

Balance at December 31, 2010	66,742,906	$23.13
Granted	—	—
Forfeited	—	—
Vested	(44,149,696)	23.39

Balance at December 31, 2011	22,593,210	$22.64
Granted	199,050	17.36
Forfeited	(199,050)	20.00
Vested	(21,092,844)	22.80

Balance at December 31, 2012	1,500,366	$20.00

Units Expected to Vest—As of December 31, 2012, 1,500,366 AOG Units are expected to vest over the next 6 months.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. All grants after March 29, 2011 consider the public share price of the Company. The fair value of grants made in 2012, 2011 and 2010 was approximately $73.5 million, $116.6 million and $120.2 million, respectively. Of these awards, 972,266 RSUs relate to awards granted as part of the Stone Tower acquisition. The fair value of these awards was not charged to compensation expense, but charged to additional paid in capital in the consolidated statements of changes in shareholder’s equity. Refer to note 3 for further discussion of the Stone Tower acquisition. For Plan Grants, the fair value is based on grant date fair value, and is discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to 24 quarters (for Plan Grants) or annual vesting over three years (for Bonus Grants). The actual forfeiture rate was 3.9%, 2.3% and 7.9% for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, $110.2 million, $108.2 million and $78.9 million of compensation expense was recognized, respectively.

Delivery of Class A Shares

During 2012 and 2011, the Company delivered Class A Shares for vested RSUs. The Company generally allows RSU participants to settle their tax liabilities with a reduction of their Class A share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a tax liability and a corresponding accumulated deficit adjustment. The adjustment was $26.0 million and $19.6 million in 2012 and 2011, respectively, and is disclosed in the consolidated statement of equity.

The delivery of RSUs does not cause a transfer of amounts in the Consolidated Statement of Changes in Shareholders’ Equity to the Class A Shareholders. The delivery of Class A shares for vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the year ended December 31, 2012, the Company delivered 6.1

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

million Class A shares in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 35.1% from 34.1%.

The following table summarizes RSU activity for the years ended December 31, 2012, 2011 and 2010:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2010	19,937,996	$10.87	12,092,019	32,030,015
Granted	12,861,969	9.34	—	12,861,969
Forfeited	(2,578,992)	10.07	—	(2,578,992)
Delivered	—	6.74	(3,227,155)	(3,227,155)
Vested	(6,778,057)	10.40	6,778,057	—

Balance at December 31, 2010	23,442,916	10.25	15,642,921	39,085,837
Granted	8,068,735	14.45	—	8,068,735
Forfeited	(737,372)	12.59	—	(737,372)
Delivered	—	10.12	(5,696,419)	(5,696,419)
Vested	(10,293,506)	11.13	10,293,506	—

Balance at December 31, 2011	20,480,773	11.38	20,240,008	40,720,781 (1)
Granted	5,377,562	13.68	—	5,377,562
Forfeited	(966,725)	11.02	—	(966,725)
Delivered	—	11.69	(7,894,214)	(7,894,214)
Vested	(10,167,136)	12.28	10,167,136	—

Balance at December 31, 2012	14,724,474	$11.62	22,512,930	37,237,404

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

Units Expected to Vest—As of December 31, 2012, approximately 13,841,000 RSUs are expected to vest during the next six years.

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, 5,000,000 options were granted on December 2, 2010. These options vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016. In addition, 555,556 options were granted on January 22, 2011 and 25,000 options were granted on April 9, 2011. Of the options granted on January 22, 2011, half of such options that vested and became exercisable on December 31, 2011 were exercised on March 5, 2012 and the other half that were due to become exercisable on December 31, 2012 were forfeited during the quarter ended March 31, 2012. The options granted on April 9, 2011 vested and became exercisable with respect to half of the options shares on December 31, 2011 and the other half vests in four equal quarterly installments starting on March 31, 2012 and ending on December 31, 2012. In addition, 50,000 and 200,000 options were granted on July 9, 2012 and December 28, 2012, respectively. These options will vest and become exercisable with respect to 4/24 of the option shares on June 30, 2013 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on June 30, 2018. For the years ended December 31, 2012, 2011, and 2010, $4.8 million, $6.9 million, and $0.3 million of compensation expense were recognized as a result of option grants, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2012 and 2011:

Assumptions:	2012(2)	2011(2)	2010
Risk-free interest rate	1.11%	2.79%	2.34%
Weighted average expected dividend yield	8.13%	2.25%	2.79%
Expected volatility factor(1)	45.00%	40.22%	40.00%
Expected life in years	6.66	5.72	6.79
Fair value of options per share	$3.01	$8.44	$5.62

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices and the Company’s volatility.
(2)	Represents weighted average of 2012 and 2011 grants, respectively.

The following table summarizes the share option activity for the years ended December 31, 2012, 2011 and 2010:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2010	—	$—	$—	—
Granted	5,000,000	8.00	28,100	9.92
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at December 31, 2010	5,000,000	8.00	$28,100	9.92
Granted	580,556	9.39	4,896	9.09
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at December 31, 2011	5,580,556	8.14	$32,996	8.93
Granted	250,000	16.26	752	9.90
Exercised	(277,778)	9.00	(2,364)	—
Forfeited	(277,778)	9.00	(2,364)	—

Balance at December 31, 2012	5,275,000	8.44	$29,020	8.01

Exercisable at December 31, 2012	1,691,665	$8.15	$9,535	7.92

Units Expected to Vest—As of December 31, 2012, approximately 3,368,000 options are expected to vest.

The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at December 31, 2012 was $18.3 million and is expected to be recognized over a weighted average period of 4.0 years. The total intrinsic value of options exercised during the year ended December 31, 2012 was $1.4 million.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depository units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value is based on the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the years ended December 31, 2012, 2011

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

and 2010, the actual forfeiture rate was 0%, 0% and 1.5%, respectively. For the years ended December 31, 2012, 2011 and 2010, $1.0 million, $0.5 million and $5.5 million of compensation expense was recognized, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company delivered 60,702, 389,785 and 596,375 RDUs, respectively, to individuals who had vested in these units. The deliveries in 2012, 2011 and 2010 resulted in a satisfaction of liability of $1.8 million, $3.8 million and $7.6 million, respectively, and the recognition of a net decrease of additional paid in capital in 2012 of $2.5 million and a net decrease and increase in 2011 and 2010 of $2.7 million and $0.6 million, respectively. These amounts are presented in the consolidated statement of changes in shareholders’ equity. There was $1.0 million and $0.5 million of liability for undelivered RDUs included in accrued compensation and benefits in the consolidated statements of financial condition as of December 31, 2012 and 2011, respectively. The following table summarizes RDU activity for the years ended December 31, 2012, 2011 and 2010:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2010	221,221	$12.95	395,448	616,669
Granted	547,974	7.34	—	547,974
Forfeited	(11,816)	13.00	—	(11,816)
Delivered	—	12.73	(596,375)	(596,375)
Vested	(590,712)	9.36	590,712	—

Balance at December 31, 2010	166,667	7.20	389,785	556,452
Granted	90,688	10.30	—	90,688
Forfeited	—	—	—	—
Delivered	—	10.54	(389,785)	(389,785)
Vested	(60,702)	8.69	60,702	—

Balance at December 31, 2011	196,653	8.17	60,702	257,355
Granted	256,673	9.45	—	256,673
Forfeited	—	—	—	—
Delivered	—	8.69	(60,702)	(60,702)
Vested	(114,896)	9.02	114,896	—

Balance at December 31, 2012	338,430	$8.85	114,896	453,326

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Units Expected to Vest—As of December 31, 2012, approximately 318,000 RDUs are expected to vest over the next three years.

The following table summarizes the activity of RDUs available for future grants:

	RDUs Available For Future Grants
Balance at January 1, 2010	2,418,528
Purchases	96,661
Granted	(547,974)
Forfeited	11,816

Balance at December 31, 2010	1,979,031
Purchases	59,494
Granted	(90,688)
Forfeited	—

Balance at December 31, 2011	1,947,837
Purchases	187,261
Granted/Issued	(449,753	)(1)
Forfeited	—

Balance at December 31, 2012	1,685,345

(1)	During 2012, the Company delivered 193,080 RDUs to certain employees as part of AAA’s carry reinvestment program. This resulted in a decrease in profit sharing payable of $1.2 million in the consolidated statements of financial condition. No additional compensation expense was recognized.

Restricted Stock and Restricted Stock Unit Awards—Apollo Commercial Real Estate Finance, Inc. (“ARI”)

On September 29, 2009, 97,500 and 145,000 shares of ARI restricted stock were granted to the Company and certain of the Company’s employees, respectively. Additionally, on December 31, 2009, 5,000 shares of ARI restricted stock were granted to an employee of the company. The fair value of the Company and employee awards granted was $1.8 million and $2.7 million, respectively. These awards generally vest over three years or twelve quarters, with the first quarter vesting on January 1, 2010. On March 23, 2010, July 1, 2010 and July 21, 2010, 102,084, 5,000 and 16,875 shares of ARI restricted stock units (“ARI RSUs”), respectively, were granted to certain of the Company’s employees. Pursuant to the March 23, 2010 and July 21, 2010 issuances, 102,084 and 16,875 shares of ARI restricted stock, respectively, were forfeited by the Company’s employees. As the fair value of ARI RSUs was not greater than the forfeiture of the restricted stock, no additional value will be amortized. On April 1, 2011 and August 4, 2011, 5,000 and 152,750 ARI RSUs, respectively, were granted to certain of the Company’s employees. On August 4, 2011, 156,000 ARI RSUs were granted to the Company. On December 28, 2011, the Company issued 45,587 ARI RSUs to certain of the Company’s employees. On March 15, 2012, 20,000 ARI RSUs were granted to an employee of the Company. The awards granted to the Company are accounted for as investments and deferred revenue in the consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for transfer restrictions and timing of distributions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, $2.3 million, $2.9 million and $1.5 million of management fees and $1.5 million, $1.3 million and $0.8 million of compensation expense were recognized in the consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 1%, 7% and 2% for the years ended December 31, 2012, 2011 and 2010, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the years ended December 31, 2012, 2011 and 2010:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of RSUs Outstanding
Balance at January 1, 2010	242,500	—	$18.47	—	—
Granted to employees of the Company	—	123,959	16.97	—	123,959
Forfeited by employees of the Company	(118,959)	(5,000)	18.41	—	(5,000)
Vested awards employees of the Company	(26,039)	(22,709)	17.77	22,709	—
Vested awards for the Company	(32,500)	—	18.48	—	—

Balance at December 31, 2010	65,002	96,250	17.57	22,709	118,959
Granted to employees of the Company	—	203,337	14.34	—	203,337
Granted to the Company	—	156,000	14.85	—	156,000
Forfeited by employees of the Company	—	(30,000)	14.85	—	(30,000)
Vested awards for employees of the Company	—	(50,833)	16.95	50,833	—
Vested awards of the Company	(32,500)	—	18.48	—	—

Balance at December 31, 2011	32,502	374,754	15.12	73,542	448,296
Granted to employees of the Company	—	20,000	15.17	—	20,000
Granted to the Company	—	—	—	—	—
Forfeited by employees of the Company	—	(5,522)	14.09	—	(5,522)
Vested awards for employees of the Company	—	(99,690)	15.43	99,690	—
Vested awards of the Company	(32,502)	(52,000)	16.25	52,000	—

Balance at December 31, 2012	—	237,542	$14.62	225,232	462,774

Units Expected to Vest—As of December 31, 2012, approximately 230,000 shares of ARI RSUs are expected to vest.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc. (“AMTG”)

On July 27, 2011, 18,750 and 11,250 AMTG restricted stock units (“AMTG RSUs”) were granted to the Company and certain of the Company’s employees, respectively. On September 26, 2011, 875 AMTG RSUs were granted to certain employees of the Company. The fair value of the Company and employee awards granted were $0.3 million and $0.2 million, respectively. These awards generally vest over three years or twelve calendar quarters, with the first quarter vesting on October 1, 2011. On June 30, 2012 and September 30, 2012, 5,000 AMTG RSUs were granted to employees of the Company with a Fair Value of $0.1 million. On November 26, 2012, 133,244 AMTG RSUs were granted to employees of the Company with a fair value of $2.8 million. The awards granted to the Company are accounted for as investments and deferred revenue in the consolidated statement of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the consolidated statements of operations.

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for transfer restrictions and timing of distributions. For the year ended December 31, 2012, $0.2 million of management fees and $0.1 million of compensation expense were recognized in the consolidated statements of operations. For the year ended December 31, 2011, $0.1 million of management fees and $0.0 million of compensation expense were recognized in the consolidated statement of operations. The actual forfeiture rate for AMTG RSUs was 0% for the years ended December 31, 2012 and December 31, 2011.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the years ended December 31, 2012 and December 31, 2011:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2011	—	$—	—	—
Granted to employees of the Company	12,125	16.57	—	12,125
Granted to the Company	18,750	18.20	—	18,750
Forfeited by employees of the Company	—	—	—	—
Vested awards of the employees of the Company	(1,008)	16.57	1,008	—
Vested awards of the Company	(1,562)	18.20	1,562	—

Balance at December 31, 2011	28,305	17.56	2,570	30,875
Granted to employees of the Company	143,244	20.62	—	143,244
Granted to the Company	—	—	—	—
Forfeited by employees of the Company	—	—	—	—
Vested awards of the employees of the Company	(4,042)	16.57	4,042	—
Vested awards of the Company	(6,250)	18.20	6,250	—

Balance at December 31, 2012	161,257	$20.28	12,862	174,119

Units Expected to Vest—As of December 31, 2012, approximately 152,000 AMTG RSUs are expected to vest.

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

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2012:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$480,931	64.9%	$313,856	$167,075
RSUs and Share Options	115,013	—	—	115,013
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	1,674	64.9	1,093	581
AAA RDUs	1,036	64.9	676	360

Total Equity-Based Compensation	$598,654		315,625	283,029

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,769)	(741)

Capital Increase Related to Equity-Based Compensation			$313,856	$282,288

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2011:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$1,032,762	65.9%	$696,361	$336,401
RSUs and Share Options	115,142	—	—	115,142
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	1,320	65.9	870	450
AAA RDUs	529	65.9	349	180

Total Equity-Based Compensation	$1,149,753		697,580	452,173

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,219)	(630)

Capital Increase Related to Equity-Based Compensation			$696,361	$451,543

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2010:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$1,032,909	71.0%	$735,698	$297,211
RSUs and Share Options	79,169	—	—	79,169
ARI Restricted Stock Awards and ARI RSUs	801	71.0	569	232
AAA RDUs	5,533	71.0	3,930	1,603

Total Equity-Based Compensation	$1,118,412		740,197	378,215

Less AAA RDUs, ARI Restricted Stock Awards and ARI RSUs			(4,499)	(1,835)

Capital Increase Related to Equity-Based Compensation			$735,698	$376,380

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

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

Due from affiliates and due to affiliates are comprised of the following:

	As of December 31,
	2012	2011
Due from Affiliates:
Due from private equity funds	$28,201	$28,465
Due from portfolio companies	46,048	61,867
Management and advisory fees receivable from credit funds	46,000	23,545
Due from credit funds	22,278	15,822
Due from Contributing Partners, employees and former employees	9,536	30,353
Due from real estate funds	17,950	13,453
Other	3,299	3,235

Total Due from Affiliates	$173,312	$176,740

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$441,997	$451,743
Due to private equity funds	12,761	86,500
Due to credit funds	19,926	18,817
Due to real estate funds	1,200	1,200
Distributions payable to employees	1,567	12,532
Other (1)	—	7,972

Total Due to Affiliates	$477,451	$578,764

(1)	As of December 31, 2011, includes a $4.7 million contingent consideration liability at fair value due to former owners of Gulf Stream as discussed in note 3 to the consolidated financial statements.

Tax Receivable Agreement and Other

Subject to certain restrictions, each of the Managing Partners and Contributing Partners has the right to exchange their vested AOG Units for the Company’s Class A shares. Certain Apollo Operating Group entities have made an election under Section 754 of the U.S. Internal Revenue Code of 1986, as amended, which will result in an adjustment to the tax basis of the assets owned by Apollo Operating Group at the time of the exchange. These exchanges will result in increases in tax deductions that will reduce the amount of tax that APO Corp. will otherwise be required to pay in the future. Additionally, the further acquisition of AOG Units from the Managing Partners and Contributing Partners also may result in increases in tax deductions and tax basis of assets that will further reduce the amount of tax that APO Corp. will otherwise be required to pay in the future.

APO Corp. entered into a tax receivable agreement (“TRA”) with the Managing Partners and Contributing Partners that provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization. If the Company does not make the required annual payment on a timely basis as outlined in the TRA, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% or $12.1 million of the required payments pursuant to the TRA that is attributable to the 2010 fiscal year for a period of four years until April 5, 2014.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

In April 2011, Apollo made cash payments of $39.8 million, in connection with the TRA to the Managing Partners and Contributing Partners resulting from realized tax benefits for the 2010 tax year. Included in the 2011 payment was $29.0 thousand and $3.0 thousand of interest paid to the Managing Partners and Contributing Partners, respectively. In April 2012, Apollo made a $5.8 million cash payment pursuant to the TRA resulting from the realized tax benefit for the 2011 tax year. Included in the payment was approximately $1.2 million and approximately $0.1 million of interest paid to the Managing Partners and Contributing Partners, respectively. Because distributions from the Apollo Operating Group are made pari passu to all unit holders, the TRA payment noted above resulted in an additional $11.0 million distribution to Holdings.

In addition, Apollo adjusted the remaining liability by $(3.9) million, $(0.1) million and $7.6 million and recorded a corresponding gain in other income (loss), net in the consolidated statement of operations during the years ended December 31, 2012 and 2011, respectively, and a corresponding loss in other income (loss), net in the consolidated statement of operations for the year ended December 31, 2010 due to changes in projected income estimates and fluctuations in the tax rates.

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

Due from Contributing Partners, Employees and Former Employees

For the year ended December 31, 2011, the Company accrued $22.1 million in receivables from the Contributing Partners and certain employees and former employees of Fund VI for the potential return of carried interest income that would be due if the private equity fund were liquidated at the balance sheet date. For the year ended December 31, 2012, the Company has no liability to Fund VI in connection with the potential general partner obligation to return previously distributed carried interest income. As a result, for the year ended December 31, 2012, the Company has no receivables from the Contributing Partners, certain employees and former employees of Fund VI in connection with the potential general partner obligation to return previously distributed carried interest income.

Management Fee Waiver and Notional Investment Program

Apollo has forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $6.2 million, $23.5 million and $24.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The investment period for Fund VII and ANRP for the management fee waiver plan was terminated as of December 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Distributions

In addition to other distributions such as TRA payments, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2010, 2011, and 2012 (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
May 27, 2010	$0.07	June 15, 2010	$6.7	$16.8	$23.5	$1.0
August 2, 2010	0.07	August 25, 2010	6.9	16.8	23.7	1.4
November 1, 2010	0.07	November 23, 2010	6.9	16.8	23.7	1.3
January 4, 2011	0.17	January 14, 2011	16.6	40.8	57.4	3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8	79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6	87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0	72.8	4.3
February 12, 2012	0.46	February 29, 2012	58.1	110.4	168.5	10.3
May 8, 2012	0.25	May 30, 2012	31.6	60.0	91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6	88.8	5.3
November 9, 2012	0.40	November 30, 2012	52.0	96.0	148.0	9.4

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

Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $0.8 million as of December 31, 2011. There was no indemnification liability as of December 31, 2012.

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the consolidated statements of financial condition. During the year ended December 31, 2011, there was a $0.9 million interest paid and $0.3 million accrued interest on the outstanding loan obligation. At December 31, 2011, the total outstanding loan aggregated $9.0 million, including accrued interest of $1.0 million, which approximated fair value, of which approximately $6.5 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees. During the year ended December 31, 2012, there was no interest paid and $1.3 million accrued interest on the outstanding loan obligation. As of December 31, 2012, the total outstanding loan aggregated

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

$9.3 million, including accrued interest of $1.3 million which approximated fair value, of which approximately $6.7 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

As of December 31, 2011, the Company had also accrued a liability to Fund VI of $75.3 million, in connection with the potential general partner obligation to return carried interest income that was previously distributed from Fund VI. Of this amount, approximately $22.1 million was a receivable from Contributing Partners, employees and former employees. As of December 31, 2012, the general partner obligation was reversed and there was no liability.

Due to Credit Funds

In connection with the Gulf Stream acquisition during October 2011, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. Additionally the Company has deferred a payment obligation to the former owners. This obligation was $3.9 million at date of acquisition and was paid in December 2012. The contingent consideration liability had a fair value of approximately $4.7 million as of October 24, 2011 (the date of acquisition) and $14.1 million as of December 31, 2012. As of December 31, 2012, the former owner is no longer an employee of Apollo therefore the contingent consideration is reported within profit sharing payable in the consolidated statements of financial condition.

Similar to the private equity funds, certain credit funds allocate carried interest income to the Company. As of December 31, 2011, the Company had accrued a liability to SOMA of $18.1 million, in connection with the potential general partner obligation for carried interest income that was previously distributed from SOMA. This amount increased by $1.2 million during the year ended December 31, 2012. The Company also accrued a liability to APC of $0.3 million, in connection with the potential general obligation for carried interest income that was previously distributed from APC as of December 31, 2012. As such, there was a general partner obligation to return previously distributed carried interest income of $19.6 million accrued as of December 31, 2012.

Due to Real Estate Funds

In connection with the acquisition of CPI during November 2010, Apollo has a contingent liability to Citigroup Inc. based on a specified percentage of future earnings from the date of acquisition through December 31, 2012. The estimated fair value of the contingent liability was $1.2 million as of December 31, 2012 and 2011, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%.

Regulated Entities

During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the United States Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS is in compliance with these requirements at December 31, 2012. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS earns underwriting and transaction fees for its services. The Company also has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority. This entity has continuously operated in excess of these regulatory capital requirements.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Underwriting Fee Paid for ARI

During 2009, the Company incurred $8.0 million in underwriting expenses for the benefit of ARI, which may be repaid to the Company if during any period of four consecutive calendar quarters during the sixteen full calendar quarters after the consummation of ARI’s IPO on September 29, 2009, ARI’s core earnings, as defined in the corresponding management agreement, for any such four-quarter period exceeds an 8% performance hurdle rate. During the second quarter of 2011, the core earnings had exceeded the hurdle rate and the Company recorded $8.0 million of other income in the consolidated statement of operations.

Interests in Consolidated Entities

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net (income) loss attributable to Non-Controlling Interests consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
AAA(1)	$(278,454)	$123,400	$(356,251)
Interest in management companies and a co-investment vehicle(2)	(7,307)	(12,146)	(16,258)
Other consolidated entities	50,956	(13,958)	(36,847)

Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(234,805)	97,296	(409,356)
Net (income) attributable to Appropriated Partners’ Capital(3)	(1,816,676)	(202,235)	(11,359)
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(685,357)	940,312	(27,892)

Net (income) loss attributable to Non-Controlling Interests	$(2,736,838)	$835,373	$(448,607)

Net income attributable to Appropriated Partners’ Capital(4)	1,816,676	202,235	11,359
Other Comprehensive Income attributable to Non-Controlling Interests	(2,010)	(5,106)	(9,219)

Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$(922,172)	$1,032,502	$(446,467)

(1)	Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% during the year ended December 31, 2012, approximately 98% during the year ended December 31, 2011 and approximately 97% during the year ended 2010, respectively.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies.
(3)	Reflects net income of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.1 million for the year ended December 31, 2012 and the bargain purchase gain from the Gulf Stream acquisition of $0.8 million and $195.4 million for the years ended December 31, 2012 and 2011, respectively.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive (income) loss attributable to non-controlling interest on the statement of comprehensive income (loss).

16. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders, in connection with their capital commitment to certain funds managed by the Company. As of December 31, 2012, the maximum exposure relating to these financial guarantees approximated $3.4 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

As the general partner of Apollo/Artus Investor 2007-I, L.P. (“Artus”), the Company may be obligated for certain losses in excess of those allocable to the limited partners to the extent that there is negative equity in that fund. As of December 31, 2012, the Company had no current obligations to Artus.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, credit and real estate funds, Apollo has unfunded capital commitments as of December 31, 2012 and 2011 of $258.3 million and $137.9 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted Apollo’s motion. The court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the fourth amended complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the fourth amended complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a fifth amended complaint, adding ten additional transactions and expanding the scope of the class seeking relief. On September 7, 2011, the court denied the motion for leave to amend without prejudice and gave plaintiffs permission to take limited discovery on the ten additional transactions. By court order, the parties concluded discovery on May 21, 2012. The plaintiffs then filed a fifth amended complaint on June 14, 2012. One week later, the defendants filed a motion to dismiss portions of the Fifth Amended Complaint. On July 18, 2012, the court granted the defendants’ motion in part and denied it in part. On July 21, 2012, all defendants filed motions for summary judgment. While those motions were pending, the New York Times moved to intervene and unseal the fifth amended complaint. After a court order, the defendants submitted a version of the complaint containing only four redactions. The court publicly filed this version of the fifth amended complaint on the case docket on October 10, 2012. On December 18 and 19, 2012, the court heard oral argument on the defendants’ motions

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

for summary judgment. Those motions remain pending. Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. Apollo believes the plaintiffs’ claims lack factual and legal merit and intends to defend it vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC, which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that Apollo is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against Apollo as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, and plaintiffs filed opposition papers on February 7, 2013. Defendants’ replies are due on March 11, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant, and on February 15, 2013, the Frank Court extended all defendants’ deadlines to respond to the Frank complaint until the earlier of (i) April 1, 2013 or (ii) a ruling on the motion to transfer and consolidate. Apollo believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former Chief Executive Officer of

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. On December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. To date, no such claims have been brought. On April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Apollo believes that it has handled its use of placement agents in an appropriate manner. Apollo denies the merit of any such claims and will vigorously contest them, if they are brought.

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

As of December 31, 2012, the approximate aggregate minimum future payments required for operating leases were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Aggregate minimum future payments	$36,109	$36,853	$36,105	$35,265	$32,680	$74,174	$251,186

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $41.2 million, $38.3 million and $28.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2012, fixed and determinable payments due in connection with these obligations are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Other long-term obligations	$7,418	$700	$250	$—	$—	$—	$8,368

Contingent Obligations—Carried interest income in private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through December 31, 2012 and that would be

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

reversed approximates $3.2 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

December 31, 2012
Private Equity Funds:
Fund VII	$1,440,907
Fund VI	567,106
Fund V	213,739
Fund IV	19,739
Other (AAA, Stanhope Life, L.P. “Stanhope”)	93,635

Total Private Equity Funds	2,335,126

Credit Funds(1):
U.S. Performing Credit	656,518
Opportunistic Credit	27,222
Structured Credit	30,863
European Credit	47,206
Non-Performing Loans	102,101

Total Credit Funds	863,910

Real Estate Funds:
CPI Other	10,406

Total Real Estate Funds	10,406

Total	$3,209,442

(1)	Reclassified to conform to current presentation.

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 15, the Company has recorded a general partner obligation to return previously distributed carried interest income of $19.3 million and $0.3 million relating to SOMA and APC, respectively, as of December 31, 2012. As of December 31, 2012, the general partner obligation for Fund VI was reversed and there was no liability as discussed in note 15.

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

One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of December 31, 2012 and 2011, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

financial condition. The fair value of the contingent obligation was $126.9 million as of December 31, 2012. Refer to note 3 for additional details related to the Stone Tower acquisition.

In connection with the Gulf Stream acquisition, as discussed in note 3, the Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of approximately $14.1 million as of December 31, 2012, which is recorded in profit sharing payable in the consolidated statements of financial condition. The contingent liability had a fair value of approximately $4.7 million as of December 31, 2011, which is recorded in due to affiliates in the consolidated statements of financial condition.

In connection with the CPI acquisition, the consideration transferred in the acquisition was a contingent consideration in the form of a liability incurred by Apollo to CPI. The liability is an obligation of Apollo to transfer cash to CPI based on a specified percentage of future earnings. The estimated fair value of the contingent liability is $1.2 million as of December 31, 2012 and 2011 and is recorded in due to affiliates in the consolidated statements of financial condition.

The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations will be reflected in profit sharing expense in the consolidated statements of operations.

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

The following table summarizes the quantitative inputs and assumptions used for the contingent consideration obligations categorized in Level III of the fair value hierarchy as of December 31, 2012:

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Financial Assets:
Contingent consideration obligations	$142,219	Discounted cash flow	Discount rate	7.0%-11.6%

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

The following table summarizes the changes in contingent consideration obligations, which are measured at fair value and characterized as Level III liabilities:

	For the Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Period	$5,900	$1,200	$—
Acquisition (see note 3)	117,700	4,700	1,200
Payments	(8,168)	—	—
Purchase accounting adjustments	1,000	—	—
Change in fair value	25,787

Balance, End of Period	$142,219	$5,900	$1,200

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

The Company is subject to a concentration risk related to the investors in its funds. As of December 31, 2012, there were more than 1,000 limited partner investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At December 31, 2012 and 2011, $737.8 million and $738.5 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively. However, as of December 31, 2011, $167.0 million of the debt had been effectively converted to a fixed rate using interest

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

rate swaps as discussed in note 12. As the interest rate swap expired in May 2012, the $167 million of debt was no longer converted to a fixed rate.

18. SEGMENT REPORTING

Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

•	Private Equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Credit—primarily invests in non-control corporate and structured debt instruments; and

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

The tables below present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011 and 2010, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

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

During the fourth quarter 2011, the Company modified the measurement of ENI to better evaluate the performance of Apollo’s private equity, credit and real estate segments in making key operating decisions. These modifications include a reduction to ENI for equity-based compensation expense for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options, reduction for non-controlling interests related to the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and an add-back for amortization of intangibles associated with the 2007 Reorganization and acquisitions. These modifications to ENI have been reflected in the prior period presentation of our segment results. The impact of this modification on ENI is reflected in the table below for the year ended December 31, 2010:

	Impact of Modification on ENI
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
For the year ended December 31, 2010	$(6,525)	$(23,449)	$(3,975)	$(33,949)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

The following table presents the financial data for Apollo’s reportable segments as of and for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$138,531	$10,764	$749	$150,044
Management fees from affiliates	277,048	299,667	46,326	623,041
Carried interest income from affiliates	1,667,535	518,852	15,074	2,201,461

Total Revenues	2,083,114	829,283	62,149	2,974,546
Expenses	945,466	454,378	72,437	1,472,281
Other Income	78,691	59,966	2,253	140,910
Non-Controlling Interests	—	(8,730)	—	(8,730)

Economic Net Income (Loss)	$1,216,339	$426,141	$(8,035)	$1,634,445

Total Assets	$2,589,645	$1,791,814	$76,851	$4,458,310

The following table reconciles the total segments to Apollo Global Management, LLC’s consolidated financial statements for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$2,974,546		$(114,581	)(1)	$2,859,965
Expenses	1,472,281		575,564	(2)	2,047,845
Other income	140,910		2,160,175	(3)	2,301,085
Non-Controlling Interests	(8,730)		(2,728,108)		(2,736,838)

Economic Net Income	$1,634,445	(4)	N/A		N/A

Total Assets	$4,458,310		$16,178,548	(5)	$20,636,858

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Year Ended December 31, 2012
Net gains from investment activities	$289,386
Net losses from investment activities of consolidated variable interest entities	(71,704)
Loss from equity method investments	(10,947)
Interest and other income	1,543
Gain on acquisition	1,951,897

Total Consolidation Adjustments	$2,160,175

(4)	The reconciliation of Economic Net Loss to Net Loss attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

For the Year Ended December 31, 2012
Economic Net Income	$1,634,445
Income tax provision	(65,410)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(685,357)
Non-cash charges related to equity-based compensation(6)	(529,712)
Amortization of intangible assets	(43,009)

Net Income Attributable to Apollo Global Management, LLC	$310,957

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(6)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 14 to our consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2012:

	For the Year Ended December 31, 2012
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$138,531	$—	$138,531	$10,764	$—	$10,764
Management fees from affiliates	277,048	—	277,048	299,667	—	299,667
Carried interest income from affiliates:
Unrealized gains(1)	—	854,919	854,919	—	301,077	301,077
Realized gains	—	812,616	812,616	37,842	179,933	217,775

Total Revenues	415,579	1,667,535	2,083,114	348,273	481,010	829,283
Compensation and benefits(2)	159,678	702,477	862,155	149,801	155,526	305,327
Other expenses(2)	83,311	—	83,311	149,051	—	149,051

Total Expenses	242,989	702,477	945,466	298,852	155,526	454,378

Other Income	4,653	74,038	78,691	15,008	44,958	59,966
Non-Controlling Interests	—	—	—	(8,730)	—	(8,730)

Economic Net Income	$177,243	$1,039,096	$1,216,339	$55,699	$370,442	$426,141

(1)	Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million for SOMA and APC, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of December 31, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Year Ended December 31, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$749	$—	$749
Management fees from affiliates	46,326	—	46,326
Carried interest income from affiliates:
Unrealized gains	—	10,401	10,401
Realized gains	—	4,673	4,673

Total Revenues	47,075	15,074	62,149

Compensation and benefits(1)	34,037	14,130	48,167
Other expenses(1)	24,270	—	24,270

Total Expenses	58,307	14,130	72,437

Other Income	1,271	982	2,253

Economic Net (Loss) Income	$(9,961)	$1,926	$(8,035)

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

For the Year Ended December 31, 2011
Net losses from investment activities	$(123,946)
Net gains from investment activities of consolidated variable interest entities	24,201
Gain from equity method investments	3,094
Gain on acquisition	195,454

Total Consolidation Adjustments	$98,803

(4)	The reconciliation of Economic Net Loss to Net Loss attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2011
Economic Net Loss	$(300,500)
Income tax provision	(11,929)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	940,312
Non-cash charges related to equity-based compensation(6)	(1,081,581)
Amortization of intangible assets	(15,128)

Net Loss Attributable to Apollo Global Management, LLC	$(468,826)

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(6)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 14 to our consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2011:

	For the Year Ended December 31, 2011
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$66,913	$—	$66,913	$14,699	$—	$14,699
Management fees from affiliates	263,212	—	263,212	186,700	—	186,700
Carried interest (loss) income from affiliates:
Unrealized losses(1)	—	(1,019,748)	(1,019,748)	—	(66,852)	(66,852)
Realized gains	—	570,540	570,540	44,540	74,113	118,653

Total Revenues	330,125	(449,208)	(119,083)	245,939	7,261	253,200
Compensation and benefits(2)	156,923	(100,267)	56,656	116,181	38,844	155,025
Other expenses(2)	99,338	—	99,338	94,995	—	94,995

Total Expenses	256,261	(100,267)	155,994	211,176	38,844	250,020

Other Income (Loss)	7,081	7,960	15,041	(1,978)	(3,738)	(5,716)
Non-Controlling Interests	—	—	—	(12,146)	—	(12,146)

Economic Net Income (Loss)	$80,945	$(340,981)	$(260,036)	$20,639	$(35,321)	$(14,682)

(1)	Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million and $18.1 million with respect to Fund VI and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of December 31, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(2)	Results from the following:

For the Year Ended December 31, 2010
Net gains from investment activities	$367,871
Net gains from investment activities of consolidated variable interest entities	48,206
Loss from equity method investments	(11,107)
Interest income	20
Other loss	(223)

Total Consolidation Adjustments	$404,767

(3)	The reconciliation of Economic Net Income to Net Loss Attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2010
Economic Net Income	$1,317,347
Income tax provision	(91,737)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(27,892)
Non-cash charges related to equity-based compensation(5)	(1,087,943)
Net loss of Metals Trading Fund	(2,380)
Amortization of intangible assets	(12,778)

Net Income Attributable to Apollo Global Management, LLC	$94,617

(4)	Represents the addition of assets of consolidated funds and consolidated VIEs.
(5)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 14 to the consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$60,444	$—	$60,444	$19,338	$—	$19,338
Management fees from affiliates	259,395	—	259,395	160,318	—	160,318
Carried interest income from affiliates:
Unrealized gains	—	1,251,526	1,251,526	—	103,918	103,918
Realized gains	—	69,587	69,587	47,385	126,604	173,989

Total Revenues	319,839	1,321,113	1,640,952	227,041	230,522	457,563

Compensation and benefits(1)	150,181	519,669	669,850	103,763	55,698	159,461
Other expenses(1)	97,750	—	97,750	80,880	—	80,880

Total Expenses	247,931	519,669	767,600	184,643	55,698	240,341

Other Income	162,213	50,632	212,845	10,928	30,678	41,606
Non-Controlling Interests	—	—	—	(16,258)	—	(16,258)

Economic Net Income	$234,121	$852,076	$1,086,197	$37,068	$205,502	$242,570

(1)	Pursuant to the modification in the ENI measurement as discussed above, compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

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

19. SUBSEQUENT EVENTS

On January 9, 2013, the Company issued 150,000 Class A shares in settlement of vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 35.1% to 35.2%.

On January 28, 2013, the Company issued 23,231 Class A shares in settlement of vested RSUs. The issuance had minimal impact on the Company’s ownership in the Apollo Operating Group.

On February 11, 2013, the Company issued 1,912,632 Class A shares in settlement of vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 35.2% to 35.5%.

On February 8, 2013, the Company declared a cash distribution of $1.05 per Class A share, which was paid on February 28, 2013 to holders of record on February 20, 2013.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$776,743	$211,628	$712,373	$1,159,221
Expenses	523,230	316,962	520,008	687,645
Other Income	192,188	1,950,461	27,348	131,088

Income Before Provision for Taxes	$445,701	$1,845,127	$219,713	$602,664

Net Income	$431,141	$1,834,477	$197,796	$584,381

Income (Loss) attributable to Apollo Global Management, LLC.	$98,043	$(41,386)	$82,791	$171,509

Net Income (Loss) per Class A Share – Basic and Diluted	$0.66	$(0.38)	$0.55	$1.12

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands, except share data)

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$696,342	$308,876	$(1,479,580)	$645,994
Expenses	641,581	480,006	(158,100)	618,963
Other Income (Loss)	205,164	70,035	(442,310)	285,659

Income (Loss) Before Provision for Taxes	$259,925	$(101,095)	$(1,763,790)	$312,690

Net Income (Loss)	$251,105	$(104,645)	$(1,743,943)	$293,284

Income (Loss) attributable to Apollo Global Management, LLC.	$38,156	$(50,989)	$(466,926)	$10,933

Net Income (Loss) per Class A Share – Basic and Diluted	$0.33	$(0.46)	$(3.86)	$0.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, its principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2012 was effective.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on our internal control over financial reporting which is included in “Item 8. Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	61	Chairman, Chief Executive Officer and Director
Joshua Harris	48	Senior Managing Director and Director
Marc Rowan	50	Senior Managing Director and Director
Marc Spilker	48	President
Martin Kelly	45	Chief Financial Officer
Barry Giarraputo	49	Chief Accounting Officer and Controller
John Suydam	53	Chief Legal Officer and Chief Compliance Officer
James Zelter	50	Managing Director – Credit
Michael Ducey	64	Director
Paul Fribourg	58	Director
A.B. Krongard	76	Director
Pauline Richards	64	Director

Leon Black. Mr. Black is the Chairman of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as a Managing Director, head of the Mergers & Acquisitions Group, and co-head of the Corporate Finance Department. Mr. Black also serves on the board of directors of the general partner of AAA and previously served on the board of directors of Sirius XM Radio Inc. Mr. Black is a trustee of The Museum of Modern Art, The Mount Sinai Medical Center, The Metropolitan Museum of Art, and The Asia Society. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the boards of directors of FasterCures and the Port Authority Task Force. Mr. Black graduated summa cum laude from Dartmouth College in 1973 with a major in Philosophy and History and received an MBA from Harvard Business School in 1975. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 34 years experience financing, analyzing and investing in public and private companies. In his prior positions with Drexel and in his positions at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors.

Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated. Mr. Harris currently serves on the boards of directors of Berry Plastics Group Inc., LyondellBasell Industries B.V., CEVA Group plc, Momentive Performance Materials Holdings LLC, EPE Acquisition, LLC and the holding company for Alcan Engineered Products. Mr. Harris has previously served on the boards of directors of Verso Paper Corp., Metals USA, Inc., Nalco Corporation, Allied Waste Industries, Inc., Pacer International, Inc., General Nutrition Centers, Inc., Furniture Brands International Inc., Compass Minerals International, Inc., Alliance Imaging, Inc., NRT Inc., Covalence Specialty Materials Corp., United Agri Products, Inc., Quality Distribution, Inc., Whitmire Distribution Corp. and Noranda Aluminum Holding Corporation. Mr. Harris is actively involved in charitable and political organizations. He also serves on the Corporate Affairs Committee of the Council on Foreign Relations. Mr. Harris serves as Chairman of the Department of Medicine Advisory Board for The Mount Sinai Medical Center and is on the board of trustees of the Mount Sinai Medical Center. He is also a member of The Federal Reserve Bank of New York Investors Advisory Committee on Financial Markets and a member of The University of Pennsylvania’s Wharton Undergraduate Executive Board and is on the board of trustees for The Allen-Stevenson School and the Harvard Business School. Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a BS in Economics and received his MBA from the Harvard Business School, where he graduated as a Baker and Loeb Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 24 years experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.

Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of the general partner of AAA, Athene Holding Ltd, Athene Life Re Ltd., Caesars Entertainment Corporation and Norwegian Cruise Lines. He has previously served on the boards of directors of AMC Entertainment, Inc., Cablecom GmbH, Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the Youth Renewal Fund and is a member of the boards of directors of the National Jewish Outreach Program, Inc., the Undergraduate Executive Board of the University of Pennsylvania’s Wharton School of Business and the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a BS and an MBA in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 26 years experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.

Marc Spilker. Mr. Spilker joined Apollo as President in 2010. Mr. Spilker retired from Goldman Sachs in May 2010 following a 20-year career with the firm, where he served as the co-head of Goldman Sachs’ Investment Management Division and also as a member of the firm-wide Management Committee. Mr. Spilker joined IMD in 2006 as head of Global Alternative Asset Management and became chief operating officer in 2007. Prior to that, Mr. Spilker was responsible for Goldman Sachs’ U.S. Equities Trading and Global Equity Derivatives and was head of Fixed Income, Currency and Commodities in Japan from 1997 to 2000. Mr. Spilker joined Goldman Sachs in 1990 and was named partner in 1996. Mr. Spilker is a member of the University of Pennsylvania’s Wharton Undergraduate Executive Board, is on the board of directors of The New 42nd Street, Inc., is the Founder of Third Way’s Capital Markets Initiative and chairs the RFK Leadership Council at the Robert F. Kennedy Center for Justice & Human Rights. Mr. Spilker is also a board member of the Samuel Bronfman Department of Medicine Advisory Board at Mount Sinai School of Medicine, an Advisory Board member for Mount Sinai’s Institute for Genomics and Multiscale Biology, a board member of the New York State Financial Control Board and a member of the Council of Economic and Fiscal Advisors for Governor Andrew Cuomo. He has previously been a member of the Google Investment Advisory Committee, the American Stock Exchange and the Chicago Mercantile Exchange, and has served on the Boards of the Philadelphia Stock Exchange, the Stone and Bridge Street funds, BrokerTec and Bondbook, LLC. Mr. Spilker graduated with a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Martin Kelly. Mr. Kelly joined Apollo as Chief Financial Officer in 2012. Prior to that time, Mr. Kelly was a Managing Director at Barclays and served as the Chief Financial Officer of Barclays’ Americas division since 2009 and also served as the Global Head of Financial Control for Barclays’ Corporate and Investment Bank since 2011. From September 2008 to March 2009, Mr. Kelly served in a variety of senior finance roles at Barclays. Prior to his tenure at Barclays, Mr. Kelly was employed in a variety of roles at Lehman Brothers since 2000, including serving as a Managing Director and as Global Financial Controller from 2007 to 2008. From 2000 to 2007, Mr. Kelly provided accounting and regulatory expertise to support the development and distribution of investment and financing products to corporate and financial institution clients. Prior to joining Lehman Brothers in 2000, Mr. Kelly spent thirteen years with PricewaterhouseCoopers, where he served in the Financial Services Group in New York from 1994 to 2000. He was appointed a partner of the firm in 1999. Mr. Kelly received a degree in Commerce, majoring in Finance and Accounting, from the University of New South Wales in 1989.

Barry Giarraputo. Mr. Giarraputo joined Apollo in 2006. Before joining Apollo, Mr. Giarraputo was a Senior Managing Director at Bear Stearns & Co. where he served in a variety of finance roles over nine years. Prior to that, Mr. Giarraputo was with the accounting and auditing firm of PricewaterhouseCoopers LLP for 12 years where he was a member of the firm’s Audit and Business Services Group and was responsible for a number of capital markets clients including broker-dealers, money-center banks, domestic investment companies and offshore hedge funds and related service providers. Mr. Giarraputo is on the Board of Directors for the Association for Children with Down Syndrome where he also serves as the Treasurer and Chairman of the audit committee. Mr. Giarraputo has also served as an Adjunct Professor of Accounting at Baruch College where he graduated cum laude with a BBA in Accountancy.

John Suydam. Mr. Suydam joined Apollo in 2006 and serves as Apollo’s Chief Legal Officer and Chief Compliance Officer. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP where he served as head of Mergers and Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as Chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves on the boards of Environmental Solutions Worldwide, Inc. and New York University School of Law, and is a member of the Department of Medicine Advisory Board of the Mount Sinai Medical Center. Mr. Suydam received his J.D. from New York University and graduated magna cum laude with a B.A. in History from the State University of New York at Albany.

James Zelter. Mr. Zelter joined Apollo in 2006. Mr. Zelter is the Managing Director of Apollo’s credit business, Chief Executive Officer and director of AINV. Prior to joining Apollo, Mr. Zelter was with Citigroup Inc. and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman, Sachs & Co. Mr. Zelter has significant experience in global credit markets and has overseen the broad expansion of Apollo’s credit platform. Mr. Zelter is a board member of DUMAC, the investment management company that oversees the Duke Endowment and Duke Foundation, and is on the board of the Dalton School. Mr. Zelter has a degree in Economics from Duke University.

Paul Fribourg. Mr. Fribourg has served as an independent director of Apollo and as a member of the conflicts committee of our board of directors since 2011. From 1997 to the present, Mr. Fribourg has served as Chairman and Chief Executive Officer of Continental Grain Company. Prior to 1997, Mr. Fribourg served in a variety of other roles at Continental Grain Company, including Merchandiser, Product Line Manager, Group President and Chief Operating Officer. Mr. Fribourg serves on the boards of directors of Burger King Holdings, Inc., Loews Corporation, Castleton Commodities International LLC and The Estee Lauder Companies, Inc. He also serves as a board member of the Rabobank International North American Agribusiness Advisory Board, the Harvard Business School Board of Dean’s Advisors, the New York University Mitchell Jacobson Leadership Program in Law and Business Advisory Board, the America-China Society, Endeavor Global Inc. and Teach For America–New York. Mr. Fribourg is also a member of the Council on Foreign Relations, the Brown University Advisory Council on China, the International Business Leaders Advisory Council for The Mayor of Shanghai. Mr. Fribourg graduated magna cum laude from Amherst College and completed the Advanced Management Program at Harvard Business School. Mr. Fribourg’s extensive corporate experience enhances the breadth of experience and independence of the board of directors.

A.B. Krongard. Mr. Krongard has served as an independent director of Apollo and as a member of the audit committee of our board of directors since 2011. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until joining the Central Intelligence Agency. Mr. Krongard serves as the Lead Director and audit committee Chairman of Under Armour, Inc. and also serves as a board member of Iridium Communications Inc. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard also serves as the interim Chairman of the Johns Hopkins Health System. Mr.

Krongard’s comprehensive corporate background contributes to the range of experience of the board of directors.

Pauline Richards. Ms. Richards has served as an independent director of Apollo and as Chairman of the audit committee of our board of directors since 2011. From 2008 to the present, Ms. Richards served as Chief Operating Officer of Armour Reinsurance Group Limited. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also serves as a member of the audit committee and Chairman of the corporate governance committee of the board of directors of Butterfield Bank and as a member of the audit and compensation committees of the board of directors of Wyndham Worldwide. Ms. Richards also serves as the Treasurer of the board of directors of PRIDE (Bermuda), a drug prevention organization. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a BA in psychology and has obtained certification as a Certified Management Accountant. Ms. Richards’ extensive finance experience and her service on the boards of other public companies add significant value to the board of directors.

Michael Ducey. Mr. Ducey has served as an independent director of Apollo and a member of the audit committee and as Chairman of the conflicts committee of our board of directors since 2011. Most recently, Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey is currently a director of and serves as the Chairman of the audit committee of Verso Paper Holdings, Inc. He is also the Chairman of the compliance and governance committee and the nominations committee of the board of directors of HaloSource, Inc. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. Also, from July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees add significant value to the board of directors.

Our Manager

Our operating agreement provides that so long as the Apollo Group beneficially owns at least 10% of the aggregate number of votes that may be cast by holders of outstanding voting shares, our manager, which is owned and controlled by our Managing Partners, will manage all of our operations and activities and will have discretion over significant corporate actions, such as the issuance of securities, payment of distributions, sales of assets, making certain amendments to our operating agreement and other matters, and our board of directors will have no authority other than that which our manager chooses to delegate to it. We refer to the Apollo Group’s beneficial ownership of at least 10% of such voting power as the “Apollo control condition.” For purposes of our operating agreement, the “Apollo Group” means (i) our manager and its affiliates, including their respective general partners, members and limited partners, (ii) Holdings and its affiliates, including their respective general partners, members and limited partners, (iii) with respect to each managing partner, such managing partner and such managing partner’s “group” (as defined in Section 13(d) of the Exchange Act), (iv) any former or current investment professional of or other employee of an “Apollo employer” (as defined below) or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group), (v) any former or current executive officer of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group); and (vi) any former or current director of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group). With respect to any person, “Apollo employer” means Apollo Global Management, LLC or such other entity controlled by Apollo Global Management, LLC or its successor as may be such person’s employer.

Decisions by our manager are made by its executive committee, which is composed of our three Managing Partners and our President, the latter of which serves as a non-voting member. Each Managing Partner will remain on the executive committee for so long as he is employed by us, provided that Mr. Black, upon his retirement, may at his option remain on the executive committee until his death or disability or any commission of an act that would constitute cause if Mr. Black had still been employed by us. Other than those actions that require unanimous consent, actions by the executive committee are determined by majority vote of its voting members, except as to the following matters, as to which Mr. Black will have the right of veto: (i) the designations of directors to our board, or (ii) a sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party (other than through an exchange of Apollo Operating Group units and interests in our Class B share for Class A shares, transfers by a founder or a permitted transferee to another permitted transferee, or the issuance of bona fide equity incentives to any of our non-founder employees) that constitutes (x) a direct or indirect sale of a ratable interest (or substantially ratable interest) in each entity that constitutes the Apollo Operating Group or (y) a sale of all or substantially all of the assets of Apollo. Exchanges of Apollo Operating Group units for Class A shares that are not pro rata among our Managing Partners or in which each Managing Partner has the option not to participate are not subject to Mr. Black’s right of veto.

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

Board Composition and Limited Powers of Our Board of Directors

For so long as the Apollo control condition is satisfied, our manager shall (i) nominate and elect all directors to our board of directors, (ii) set the number of directors of our board of directors and (iii) fill any vacancies on our board of directors. After the Apollo control condition is no longer satisfied, each of our directors will be elected by the vote of a plurality of our shares entitled to vote, voting as a single class, to serve until his or her successor is duly elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal. Our board currently consists of seven members. For so long as the Apollo control condition is satisfied, our manager may remove any director, with or without cause, at anytime. After such condition is no longer satisfied, a director or the entire board of directors may be removed by the affirmative vote of holders of 50% or more of the total voting power of our shares.

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

Under the Agreement Among Managing Partners, the vote of a majority of the independent members of our board of directors will decide the following: (i) in the event that a vacancy exists on the executive committee of our manager and the remaining members of the executive committee cannot agree on a replacement, the independent members of our board of directors shall select one of the two nominees to the executive committee of our manager presented to them by the remaining members of such executive committee to fill the vacancy on such executive committee and (ii) in the event that at any time after December 31, 2009, Mr. Black wishes to exercise his ability to cause (x) the direct or indirect sale of a ratable interest (or substantially ratable interest) in each Apollo Operating Group entity, or (y) a sale of all or substantially all of our assets, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party, the affirmative vote of the majority of the independent members of our board of directors shall be required to approve such a transaction. We are not a party to the Agreement Among Managing Partners, and neither we nor our shareholders (other than our Strategic Investors, as described under “Item 13. Certain Relationships and Related Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”) have any right to enforce the provisions described above. Such provisions can be amended or waived upon agreement of our Managing Partners at any time.

Committees of the Board of Directors

We have established an audit committee as well as a conflicts committee. Our audit committee has adopted a charter that complies with current SEC and NYSE rules relating to corporate governance matters. Our board of directors may from time to time establish other committees of our board of directors.

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

The current members of our audit committee are Messrs. Ducey, Krongard and Ms. Richards. Ms. Richards currently serves as Chairman of the committee. Each of the members of our audit committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees and corporate governance. Furthermore, our manager has determined that Ms. Richards is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Our audit committee has a charter which is available at the Investor Relations section of our Internet website at www.agm.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2012, such persons complied with all such filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Philosophy

Alignment of Interests with Investors and Shareholders. Our principal compensation philosophy is to align the interests of our Managing Partners, Contributing Partners, and other senior professionals with those of our Class A shareholders and fund investors. This alignment, which we believe is a key driver of our success, has been achieved principally by our Managing Partners’, Contributing Partners’, and other investment professionals’ direct beneficial ownership of equity in our business in the form of AOG Units and Class A shares, their ownership of rights to receive a portion of the incentive income earned from our funds, the direct investment by our investment professionals in our funds, and our practice of paying annual incentive compensation partly in the form of equity-based grants that are subject to vesting. As a result of this alignment, the compensation of our professionals is closely tied to the performance of our businesses.

Significant Personal Investment. Like our fund investors and Class A shareholders, certain of our investment professionals make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Party Transactions”), directly or indirectly, and our professionals who receive carried interests in our funds are generally required to invest their own capital in the funds they manage in amounts that are generally proportionate to the size of their participation in incentive income. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the compensation paid to our professionals.

Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and distributions on those shares. The vesting requirements and minimum retained ownership requirements for these awards and the AOG Units beneficially owned by our Managing Partners and Contributing Partners contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals.

Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our carried interest programs (described below) as increases in the value of the portfolio investments are recorded in the related funds, we generally make payments in respect of carried interest allocations to our employees only after profitable investments have actually been realized. This helps to ensure that our professionals take a long-term view that is consistent with the Company’s and our shareholders’ interests. Moreover, if a fund fails to achieve specified investment returns due to diminished performance of later investments, our carried interest program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of carried interest payments (generally net of tax) previously made to us, our Contributing Partners or our other employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our investors and shareholders. Our general requirement that our professionals invest in the funds we manage further aligns the interests of our professionals, fund investors and Class A shareholders. Finally, the vesting provisions and minimum retained ownership requirements of our RSUs and AOG Units noted above discourage excessive risk-taking because the value of these units is tied directly to the long-term performance of our Class A shares.

Compensation Elements for Named Executive Officers

Consistent with our emphasis on alignment of interests with our fund investors and Class A shareholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our six executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2012 are described below. We distinguish among the compensation components applicable to our six named executive officers as appropriate in the below summary. Mr. Black is a member of the group referred to elsewhere in this report as the “Managing Partners,” and Mr. Zelter is a member of the group referred to elsewhere in this report as the “Contributing Partners.”

Annual Salary. Each of our named executive officers other than Mr. Zelter receives an annual salary. The base salaries of our named executive officers are set forth in the Summary Compensation Table below, and those base salaries were set by our Managing Partners in their judgment after considering the historic compensation levels of the officer, competitive market dynamics, and each officer’s level of responsibility and anticipated contributions to our overall success.

RSUs. Most of our professionals, including our named executive officers other than Messrs. Black and Zelter, received a Plan Grant (as defined below) of RSUs, either at the time of the 2007 Reorganization or in connection with their subsequent commencement of employment. In 2012, a portion of our named executive officers’ compensation (other than for Messrs. Black and Donnelly) was also paid in the form of RSUs. We refer to our annual grants of RSUs as Bonus Grants. Mr. Zelter received a special grant of RSUs in 2012, based on a determination by our Managing Partners in their discretion that his contributions merited such grant, and Mr. Azrack received a special grant of RSUs in 2012 consistent with the terms of his employment agreement. The RSUs are subject to multi-year vesting and minimum retained ownership requirements. In 2012, all named executive officers were required to retain at least 85% of any Class A shares issued to them pursuant to RSU awards (net of an assumed rate of 50% of gross shares sold or netted to pay applicable income or employment taxes). The named executive officer Plan Grants, Bonus Grants and special grants are described below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”

Carried Interest. Carried interests with respect to our funds confer rights to receive distributions if a distribution is made to investors following the realization of an investment or receipt of operating profit from an investment by the fund. These rights provide their holders with substantial incentives to attain strong returns in a manner that does not subject their capital investment in the Company to excessive risk. Distributions of carried interest generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments. The actual gross amount of carried interest allocations available is a function of the performance of the applicable fund. For these reasons, we believe that carried interest participation aligns the interests of our professionals with those of our Class A shareholders and fund investors.

We currently have two principal types of carried interest programs, dedicated and incentive pool. Messrs. Black, Zelter, Suydam and Azrack have been awarded rights to participate in a dedicated percentage of the carried interest income earned by the general partners of certain of our funds. Participation in dedicated carried interest is typically subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the Company. Our financial statements characterize the carried interest income allocated to participating professionals in respect of their dedicated interests as compensation. Actual distributions in respect of dedicated carried interests are included in the “All Other Compensation” column of the summary compensation table.

Our performance based incentive arrangement referred to as the incentive pool further aligns the overall compensation of our professionals to the realized performance of our business. The incentive pool provides for discretionary compensation based on carried interest realizations earned by us during the year and enhances our capacity to offer competitive compensation opportunities to our professionals. “Carried interest realizations earned” means carried interest earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly, Zelter, Suydam and Azrack, among other of our professionals, were awarded incentive pool compensation based on carried interest realizations we earned during 2012. Allocations to participants in the incentive pool contain both a fixed component ($18,000 in 2012) and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The Managing Partners determine the amount of the carried interest realizations to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the carried interest realizations attributable to profits generated after creation of the incentive pool program that were taxable in the applicable year and not allocable to dedicated carried interests. The $18,000 figure noted above was chosen as an amount that was in excess of this one percent (1%) threshold, without exceeding the minimum distribution that the Managing Partners determined that all incentive pool participants were entitled to receive. Our financial statements characterize the carried interest income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.

Bonus. Three of our named executive officers, Messrs. Kelly, Donnelly and Zelter, received cash bonuses in 2012. Pursuant to his employment agreement, Mr. Kelly received a special one-time sign-on bonus in connection with entering into his employment agreement. Mr. Donnelly’s separation agreement entitled him to a cash bonus for his services in 2012, including with respect to the filing of our Form 10-Q for the period ending June 30, 2012 and as a full-time senior advisor assisting us in the transition of his responsibilities as chief financial officer to Mr. Kelly. Mr. Zelter is entitled to receive an annual bonus based on the management fee and incentive income of certain of our businesses in which he participates, which encourages him to maintain a long-term focus on the performance of those businesses. Because Mr. Zelter’s bonus is performance-based, nondiscretionary, and not a retention bonus, we report it in the “Non-Equity Incentive Plan” column of the summary compensation table.

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

Note on Distributions on Apollo Operating Group Units

We note that all of our Managing Partners and Contributing Partners, including Mr. Black, beneficially own AOG Units. In particular, as of December 31, 2012, the Managing Partners beneficially owned, through their interest in Holdings, approximately 57% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units (which are made on both vested and unvested units) are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Accordingly, although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning our Managing Partners’ and Contributing Partners’ interests with those of our Class A shareholders, which is consistent with our compensation philosophy. In 2012, the Managing Partners, including Mr. Black, and Contributing Partners, including Mr. Zelter, were required to retain 100% of their AOG Units.

Compensation Committee Interlocks and Insider Participation

Our board of directors does not have a compensation committee. Our Managing Partners make all such compensation determinations, as discussed above under “—Determination of Compensation of Named Executive Officers.” For a description of certain transactions between us and the Managing Partners, see “Item 13. Certain Relationships and Related Party Transactions.”

Compensation Committee Report

As noted above, our board of directors does not have a compensation committee. The executive committee of the board of directors identified below has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Leon Black, Chairman Joshua Harris Marc Rowan

Summary Compensation Table

The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2012. Managing Partners Messrs. Harris and Rowan are not included in the table because their compensation, as tabulated in accordance with applicable rules, does not result in either of them being among the three most highly compensated executive officers after our principal executive and principal financial officers. Our Managing Partners’ earnings derive predominantly from distributions they receive as a result of their indirect beneficial ownership of AOG Units and their rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the below tables. The officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan ($)(3)	All Other Compensation ($)(4)	Total ($)

Leon Black,	2012	100,000	—	—	—	187,368	287,368
Chairman, Chief Executive Officer and Director	2011 2010	100,000 100,000	— —	— 7,391,825	— —	372,996 1,312,412	472,996 8,804,237
Martin Kelly,	2012	300,000	200,000	4,687,530	—	1,433,411	6,620,941
Chief Financial Officer (assumed this position effective September 13, 2012)
Gene Donnelly,	2012 2011 2010	875,000 1,000,000 500,000	1,487,500 — 1,360,000	1,556,592 2,049,194 3,630,000	— — —	— 1,360,000 —	3,919,092 4,409,194 5,490,000
Chief Financial Officer and Vice President (ceased serving in this position on August 14, 2012)
James Zelter,	2012	—	—	2,606,310	5,099,193	14,959,920	22,665,423
Managing Director, Credit	2011	—	—	2,631,239	2,230,843	8,227,188	13,089,270
	2010	—	—	1,338,548	5,373,638	3,070,459	9,782,645
John Suydam,	2012	3,000,000	—	496,715	—	3,405,953	6,902,668
Chief Legal Officer and Chief Compliance Officer	2011 2010	3,000,000 3,000,000	— 1,487,500	1,555,133 945,566	— —	1,786,111 262,312	6,341,244 5,695,378
Joseph Azrack,	2012	791,667	—	1,994,702	—	208,333	2,994,702
Managing Director, Real Estate	2011	500,000	—	11,149,657	—	519,750	12,169,407

(1)	Amounts shown for 2012 represent cash bonuses earned in 2012.
(2)

Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 14 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. Mr. Black’s 2010 amount represents an allocation of AOG Units to him in accordance with the Agreement Among Managing Partners upon the forfeiture of such AOG Units by a retiring contributing partner. For Mr. Donnelly, the Accounting Standards Codification (“ASC”) amount represents the incremental fair value for accounting purposes, computed in accordance with FASB ASC Topic 718, of the vesting on December 31, 2012 of 25% of his unvested RSUs that had been granted in prior years, in accordance with his separation agreement. Mr. Donnelly did not receive a new grant of RSUs in 2012.
(3)	Mr. Zelter’s annual cash compensation is derived from the management fee and incentive income generated by various of our funds in which he participates pursuant to his employment agreement.
(4)	Amounts included for 2012, 2011 and 2010 represent, in part, actual distributions in respect of dedicated carried interest allocations relating to the named executive officers in those years. Of these 2012 distribution amounts, $18,108 and $5,432, respectively, was paid in the form of AAA RDUs for Messrs. Zelter and Suydam, which RDUs are not subject to vesting. To the extent that compensation expense recorded by us on an accrual basis in respect of dedicated carried interest allocations had been included in the table for 2012 (rather than actual distributions), the accrued amounts would have been $0 for Mr. Black, $15,522,718 for Mr. Zelter, and $1,875,426 for Mr. Suydam. For financial statement reporting purposes, accrued carried interest related to investments is classified as compensation expense for the relevant period (we note that this expense can be negative in a given year, in the event of a reversal of previously allocated carried interest due to negative adjustments in the fair value on certain portfolio investments). The ultimate amount of actual dedicated carried interest distributions that may be generated in connection with fund investments and subsequently distributed to our named executive officers in future years, as well as the associated compensation expense, may be more or less than the accrued amounts stated in this footnote. Additionally, such amounts are generally subject to vesting conditions and to contingent repayment (generally net of tax) in certain instances.

For 2012, the “All Other Compensation” column also includes actual incentive pool distributions ($1,433,411 for Mr. Kelly, $18,000 for Mr. Zelter, $500,000 for Mr. Suydam and $208,333 for Mr. Azrack).

The “All Other Compensation” column also includes the following amounts for 2012:

(a)	Costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $166,718 for Mr. Black and $36,639 for Mr. Suydam. For Mr. Black, this amount includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. For Mr. Suydam, this amount includes the costs to the Company associated with his use of a car service.
(b)	Tickets to sporting events for Mr. Black’s personal use having an aggregate incremental cost (based on the full price of the tickets used) of $12,400.

Except as discussed above in paragraphs (a) and (b) of this footnote 4, no 2012 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The cost of excess liability insurance provided to our named executive officers falls below this threshold. None of Messrs. Kelly, Donnelly, Zelter or Azrack received perquisites or personal benefits in 2012, except for incidental benefits having an aggregate value of less than $10,000 per individual. Our named executive officers also receive occasional secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Finally, Mr. Black makes business and personal use of various aircraft in which we have fractional interests, and he bears the aggregate incremental cost of his personal usage. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table

Employment, Non-Competition and Non-Solicitation Agreement with Chairman and Chief Executive Officer

In July 2012, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer and a member of our manager’s executive committee, which agreement supersedes and is substantially similar to the agreement we entered into with Mr. Black dated July 13, 2007. The term of the agreement concludes on July 19, 2015. Mr. Black has the right to terminate his employment voluntarily at any time, but we may terminate his employment only for cause or by reason of death or disability (as such terms are defined in his employment agreements.)

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

Under his employment agreement, if we terminate Mr. Black’s employment for cause or his employment is terminated by reason of death or disability, or he terminates his employment voluntarily, he will be paid only his accrued but unpaid salary through the date of termination.

Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer Martin Kelly

On July 2, 2012, we entered into an employment, non-competition and non-solicitation agreement with Martin Kelly, who became our chief financial officer on September 13, 2012. Pursuant to his employment agreement, Mr. Kelly received a sign-on bonus in the amount of $200,000, which amount is subject to repayment if he resigns without good reason or is terminated with cause (as such terms are defined in his employment agreement) within one year after payment. His annual base salary is $1,000,000, which amount was prorated for 2012. As provided in his employment agreement, Mr. Kelly received a Plan Grant of 375,000 RSUs in connection with his commencement of employment. He is eligible for an annual bonus in an amount to be determined by us in our discretion, except that his minimum bonus for services performed in 2012 was $1,890,000 and his minimum bonus for services performed in 2013 shall be $1,500,000, a portion of which bonuses is subject to payment in the form of Bonus Grants. Consistent with his employment agreement, Mr. Kelly participates in the incentive pool carried interest program and is eligible to receive discretionary distributions thereunder. Any distributions actually received under the incentive pool reduce his 2012 and 2013 bonuses by an equivalent amount.

We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Under the employment agreement, Mr. Kelly will give us 90 days’ notice prior to a resignation for any reason. If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, we will pay him the balance of the 2013 minimum annual bonus not yet paid. If such termination or resignation occurs after the payment of the 2013 annual bonus, Mr. Kelly will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination.

The employment agreement obligates Mr. Kelly to protect the confidential information of Apollo both during and after employment. In addition, the agreement provides that during the term and for 12 months after employment, Mr. Kelly will refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates. If we terminate Mr. Kelly’s employment without cause or he resigns for good reason, he will vest in 50% of any unvested portion of his RSU Plan Grant. If his employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Bonus Grant RSUs.

Employment, Non-Competition and Non-Solicitation Agreement and subsequent Separation Letter with former Chief Financial Officer Gene Donnelly

Our former chief financial officer, Gene Donnelly, ceased employment with us effective December 31, 2012. On July 2, 2012, our employment, non-competition and non-solicitation agreement with Mr. Donnelly, dated May 13, 2012, was superseded in part by a letter agreement entered into by Mr. Donnelly and Apollo, which we refer to as the separation letter.

Under his employment agreement, Mr. Donnelly had been entitled to an annual salary of $1,000,000 and to an annual bonus determined by the Managing Partners in their discretion. Mr. Donnelly’s annual target bonus was 170% of his base salary. During his employment, Mr. Donnelly was eligible to participate in our employee benefit plans as in effect from time to time. In accordance with the separation letter, Mr. Donnelly remained our chief financial officer until August 14, 2012 and thereafter served as a senior advisor, assisting us in the transition of his previous responsibilities to his successor, until December 31, 2012. Consistent with the separation letter, Mr. Donnelly received a payment of $1,487,500 for services performed on or before December 31, 2012, and vested in 25% of his RSUs that remained unvested as of December 31, 2012. Pursuant to his separation letter and employment agreement, Mr. Donnelly is required to protect the confidential information of Apollo after employment. In addition, Mr. Donnelly is required, for 12 months after employment, to refrain from soliciting our employees or interfering with our relationships with investors and other business relations, and for six (6) months after employment, to refrain from competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates.

Employment, Non-Competition and Non-Solicitation Agreement and Roll-Up Agreement with Managing Director—Credit

We entered into an employment agreement with our Managing Director—Credit, James Zelter, on May 15, 2006. The agreement was amended in connection with the 2007 Reorganization, when Mr. Zelter entered into a Roll-Up Agreement dated as of July 13, 2007, and this discussion refers to the employment agreement as so amended. The agreement provides Mr. Zelter with the right to participate in management fee net income and incentive income attributable to various funds managed by us. It also entitles Mr. Zelter to dedicated carried interests in one of our private equity funds, which carried interest rights are subject to vesting. A portion of Mr. Zelter’s total annual compensation is payable in the form of a Bonus Grant, as discussed below under the section entitled, “Awards of Restricted Share Units Under the Equity Plan.” In connection with the management and incentive income rights provided to him under the employment agreement, Mr. Zelter is required to make investments of his own capital in various of our funds.

In the event of his termination without cause and other than by reason of death or disability, Mr. Zelter will continue to receive payments with respect to certain funds for one year after his employment termination. Upon his termination by reason of death or disability, without cause, or due to his resignation for good reason (as these terms are defined in the Roll-Up Agreement), Mr. Zelter will generally vest in additional AOG Units equal to one half of his then-unvested AOG Units. Upon his termination by reason of death or disability, Mr. Zelter will vest in 50% of his then unvested Bonus Grant RSUs granted after March 2011 and 50% of his then unvested special grant RSUs.

Mr. Zelter is subject to the restrictive covenants contained in his Roll-Up Agreement, as discussed under “Certain Relationships and Related Party Transactions—Roll-Up Agreements.”

Employment Terms of Chief Legal Officer and Chief Compliance Officer

John Suydam, our chief legal officer and chief compliance officer, does not have an employment agreement with us. Pursuant to the RSU award agreement provided in connection with his Plan Grant, Mr. Suydam is required to protect our confidential information at all times. The Plan Grant agreement also provides that during his employment and for one year thereafter, Mr. Suydam will refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. If Mr. Suydam’s employment is terminated by reason of death or disability, he will vest in 50% of his then unvested Bonus Grant RSUs granted after March 2011 and 50% of his then unvested Plan Grant RSUs. If his employment is terminated without cause or due to his resignation for good reason, Mr. Suydam will vest in 50% of his then unvested Plan Grant RSUs.

Employment, Non-Competition and Non-Solicitation Agreement with Managing Director—Real Estate

On June 1, 2012, we amended and restated the employment, non-competition and non-solicitation agreement with Joseph Azrack. Pursuant to the agreement, Mr. Azrack transitioned from being Managing Partner of AGRE to its Chairman, effective January 1, 2013, whereupon he ceased to be one of our executive officers. Under the amended agreement, Mr. Azrack’s annual base pay while serving as Managing Partner of AGRE was increased from $500,000 to $1,000,000 for the balance of 2012 in acknowledgement of his level of responsibility in that role. His annual base pay as Chairman of AGRE is $350,000. Mr. Azrack is also entitled to carried interests with respect to various real estate funds or investments that we manage. During his employment, Mr. Azrack is eligible to participate in our employee benefit plans as in effect from time to time.

We may terminate Mr. Azrack’s employment without cause on 30 days’ written notice. No notice is required if his employment is terminated for cause. If Mr. Azrack remains employed with us through December 31, 2013 or his employment is terminated before that date without cause or by him for good reason, grants of our RSUs made to him prior to 2012 will vest immediately, our RSU grant made to him in 2012 will be vested as if his employment had terminated on December 31, 2013, and we will recommend that grants of ARI RSUs made to him prior to 2012 will also vest immediately. Upon his termination by reason of death or disability, Mr. Azrack will vest in 50% of the RSUs that are then unvested under his 2011 special grant. In addition, if Mr. Azrack remains employed on December 31, 2013 or his employment is terminated without cause or he resigns for good reason prior to that date, his carried interest in AGRE U.S. Real Estate Advisors, L.P., the general partner of one of our real estate funds, as of his termination date will be equal to what would have vested had his employment terminated on June 30, 2014. However, if he continues to be employed after June 30, 2014, the regular vesting schedule for the carried interests shall apply and any interests that remain unvested at his termination date shall be forfeited.

The agreement entitles Mr. Azrack to up to two additional RSU grants, each to be made on the last day of any calendar quarter in which the aggregate assets under management of our real estate funds reach dollar thresholds set forth in the agreement. Any such additional RSUs shall vest 25% on the first anniversary of the grant date, and thereafter in equal quarterly installments over the next three years.

Mr. Azrack’s agreement requires him to protect our confidential information at all times. It also provides that during his service with us, and for six months after his termination without cause or resignation for good reason (12 months after his termination for any other reason), Mr. Azrack will refrain from interfering with our relationships with investors or other business relations, soliciting our employees, and competing with us in any entity specified in his employment agreement. Until the later of September 30, 2013 or 90 days after he ceases providing services to us, Mr. Azrack is required to refrain from competing with us in any other business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. Mr. Azrack may terminate his employment on 30 days’ notice.

Awards of Restricted Share Units Under the Equity Plan

On October 23, 2007, we adopted our 2007 Omnibus Equity Incentive Plan. Grants of RSUs under the plan have been made to certain of our named executive officers primarily pursuant to two programs, which we call the “Plan Grants” and the “Bonus Grants.” Following the 2007 Reorganization, Plan Grants were made to Mr. Suydam and a broad range of our other employees. Plan Grants have also been made to subsequent hires, including Messrs. Kelly, Donnelly and Azrack. The Plan Grants generally vest over six years (although Mr. Azrack’s Plan Grant vests over three and one-half years), with the first installment becoming vested approximately one year after grant and the balance vesting thereafter in equal quarterly installments. Holders of Plan Grant RSUs become entitled to distribution equivalents on their vested RSUs if we pay ordinary distributions on our outstanding Class A shares. Once vested, the Class A shares underlying Plan Grants granted prior to 2012 generally are issued on fixed dates, with 7.5% of the shares generally issued once each year over a four-year period and the remaining 70% issued in seven equal quarterly installments commencing in the fifth year. Vested Class A shares underlying Plan Grants issued in 2012 are generally issuable by March 15th after the year in which they vest. The administrator of the 2007 Omnibus Equity Incentive Plan determines when shares issued pursuant to the RSU awards may be disposed of, except that a participant will generally be permitted to sell shares if necessary to cover taxes. In 2012, all named executive officers were required to retain at least 85% of any Class A shares issued to them pursuant to RSU awards (net of an assumed rate of 50% of gross shares sold or netted to pay applicable income or employment taxes).

During the restricted period set forth in a participant’s award agreement evidencing his Plan Grant (or, for Messrs. Kelly and Donnelly, his employment agreement), the participant will not (i) engage in any business activity in which the Company operates, (ii) render any services to any competitive business or (iii) acquire a financial interest in, or become actively involved with, any competitive business (other than as a passive holding of less than a specified percentage of publicly traded companies). In addition, the grant recipient will be subject to non-solicitation, non-hire and non-interference covenants during employment and for a specified period thereafter. Each grant recipient is generally also bound to a non-disparagement covenant with respect to us and the Managing Partners and to confidentiality restrictions. Any resignation by a grant recipient shall generally require at least 90 days’ notice. Any restricted period applicable to the grant recipient will commence after the notice of termination period.

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

In 2012 we also awarded special RSU grants to each of Messrs. Zelter and Azrack. Mr. Zelter’s grant was made by our Managing Partners in their discretion based on their determination that his contributions merited such grant and Mr. Azrack’s grant was awarded in accordance with the terms of his employment agreement.

The Bonus Grants are also grants of RSUs under the 2007 Omnibus Equity Incentive Plan. However, the Bonus Grants constitute payment of a portion of the annual compensation earned by certain of our professionals, including Messrs. Kelly, Donnelly and Suydam, subject to the employee’s continued service through the vesting dates. Our named executive officers’ Bonus Grants differ from their Plan Grants in the following principal ways:

•	The RSU Shares underlying Bonus Grants are scheduled to vest in three equal annual installments.

•

Distribution equivalents are earned on Bonus Grant RSUs (whether or not vested) when ordinary distributions are made on Class A shares after the grant date, but distribution equivalents are earned on Plan Grant RSUs only after they have vested.

•

Bonus Grants generally do not contain restrictive covenants (however, an individual who has received both a Plan Grant and a Bonus Grant remains subject to the restrictive covenants contained in his or her Plan Grant).

Grants of Plan-Based Awards

The following table presents information regarding the awards granted to the named executive officers under a plan in 2012. All such awards were granted under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan. No options were granted to a named executive officer in 2012.

Name	Award	Grant Date	Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock Awards ($)
Leon Black	—	—	—		—
Martin Kelly	Bonus Grant RSUs	December 28, 2012	27,033	(1)	442,530	(3)
	Plan Grant RSUs	September 30, 2012	375,000	(1)	4,245,000	(3)
Gene Donnelly	Various RSUs	—	94,179	(2)	1,556,592	(4)
James Zelter	Bonus Grant RSUs	April 5, 2012	54,902	(1)	645,099	(3)
	Special Grant RSUs	December 28, 2012	148,016	(1)	1,961,212	(3)
John Suydam	Bonus Grant RSUs	December 28, 2012	30,343	(1)	496,715	(3)
Joseph Azrack	Special Grant RSUs	June 30, 2012	204,166	(1)	1,994,702	(3)

(1)	Represents the aggregate number of RSUs covering our Class A shares (none of the Bonus Grants awarded in 2012 vested in 2012 except for Mr. Zelter’s April 5, 2012 Bonus Grant, the first vesting date for which was December 31, 2012). For a discussion of these grants, please see the discussion above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.” One sixth of Mr. Zelter’s special RSU grant vests on December 31, 2013 and the balance vests in twenty substantially equal quarterly installments thereafter. Mr. Azrack’s special RSU grant vests in equal installments on the last day of the 12 calendar quarters that begin March 31, 2013.
(2)	Represents the number of RSUs granted to Mr. Donnelly prior to 2012 for which vesting was accelerated in 2012 pursuant to Mr. Donnelly’s separation agreement.
(3)	Represents the aggregate grant date fair value of the RSUs granted in 2012, computed in accordance with FASB ASC Topic 718. The amount shown does not reflect compensation actually received, but instead represents the aggregate grant date fair value of the award.
(4)	Represents the incremental fair value for accounting purposes, computed in accordance with FASB ASC Topic 718, of the vesting on December 31, 2012 of 25% of Mr. Donnelly’s unvested RSUs that had been granted in prior years, in accordance with his separation agreement. Mr. Donnelly did not receive a new grant of RSUs in 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding unvested equity awards made by us to each of our named executive officers on or prior to December 31, 2012.

		Stock Awards
Name	Source of Award	Number of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Leon Black	—	—		—	(11)
Martin Kelly	2007 Omnibus Equity	375,000	(1)	6,510,000	(12)
	Incentive Plan	27,033	(2)	469,293	(12)
Gene Donnelly	—	—		—	(13)
James Zelter	AOG Units	200,160	(3)	3,474,778	(14)
	2007 Omnibus Equity	148,016	(4)	2,569,558	(12)
	Incentive Plan	51,023	(5)	885,759	(12)
		36,602	(6)	635,411	(12)
John Suydam	2007 Omnibus Equity	95,487	(7)	1,657,654	(12)
	Incentive Plan	21,355	(5)	370,723	(12)
		27,710	(8)	481,046	(12)
		30,343	(2)	526,754	(12)
Joseph Azrack	2007 Omnibus Equity	204,166	(8)	3,544,322	(12)
	Incentive Plan	46,719	(9)	811,042	(12)
		204,166	(10)	3,544,322	(12)

(1)	Plan Grant RSUs, one sixth of which vest on September 30, 2013, with the balance vesting in substantially equal installments over the next 20 calendar quarters.
(2)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2013, 2014 and 2015.
(3)	AOG Units that vest in six substantially equal monthly installments beginning January 31, 2013.
(4)	Special grant RSUs, one sixth of which vest on December 31, 2013, with the balance vesting in substantially equal installments over the next 20 calendar quarters.
(5)	Bonus Grant RSUs that vest on December 31, 2013.
(6)	Bonus Grant RSUs that vest in equal annual installments on December 31 of each of 2013 and 2014.
(7)	Plan Grant RSUs that vest in equal installments on March 31, 2013 and June 30, 2013.
(8)	Special grant RSUs, one quarter of which vest on March 31, 2013, with the balance vesting in substantially equal installments over the next 12 calendar quarters.
(9)	Bonus Grant RSUs that vest on December 31, 2013.
(10)	Special grant RSUs that vest in four equal quarterly installments beginning March 31, 2013.
(11)	Mr. Black vested in all of his AOG Units on December 31, 2012 in accordance with their vesting schedule.
(12)	Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $17.36 per Class A share on December 31, 2012.
(13)	In connection with his December 31, 2012 employment termination, Mr. Donnelly vested in 94,179 RSUs and forfeited his 282,537 RSUs that had not vested.
(14)	Amounts calculated by multiplying the number of unvested AOG Units held by Mr. Zelter by the closing price of $17.36 per Class A share on December 31, 2012.

Option Exercises and Stock Vested

The following table presents information regarding the number of outstanding initially unvested RSUs made to our named executive officers that vested during 2012. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs or AOG Units that vested during 2012 based on the closing price of our Class A shares on the date of vesting.

	Stock Awards(3)
Name	Type of Award	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Leon Black	AOG Units	15,663,846	221,262,568	(1)
Martin Kelly	—	—	—
Gene Donnelly	RSUs	243,372	3,911,137	(2)
James Zelter	AOG Units	400,320	5,647,514	(1)
	RSUs	114,899	1,994,647	(2)
John Suydam	RSUs	254,654	3,908,034	(2)
Joseph Azrack	RSUs	391,247	6,004,048	(2)

(1)	Amounts calculated by multiplying the number of AOG Units beneficially held by the named executive officer that vested on each month-end vesting date in 2012 by the closing price per Class A share on that date.
(2)	Amounts calculated by multiplying the number of RSUs held by the named executive officer that vested on each applicable quarter-end or year-end vesting date in 2012 by the closing price per Class A share on that date. Class A shares underlying these vested RSUs are issued to the named executive officer in accordance with the schedules described above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”
(3)	No options to purchase Class A shares were exercised by a named executive officer in 2012.

Potential Payments upon Termination or Change in Control

None of the named executive officers is entitled to payment or other benefits in connection with a change in control.

Mr. Black’s employment agreement does not provide for severance or other payments or benefits in connection with an employment termination. Pursuant to the Agreement Among Managing Partners, Mr. Black vested in his interest in AOG Units in equal monthly installments over the 72-month period that concluded on December 31, 2012. We may not terminate Mr. Black except for cause or by reason of disability (as such terms are defined in his employment agreement).

If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, we will pay him the balance of the 2013 minimum annual bonus not yet paid. If such termination or resignation occurs after the payment of the 2013 annual bonus, Mr. Kelly will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, or his employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Plan Grant RSUs. If his employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Bonus Grant RSUs.

On July 2, 2012, Mr. Donnelly entered into a separation letter entitling him, if he remained employed until December 31, 2012, to a one-time bonus of $1,487,500 in January 2013, and to immediate vesting in 25% of his outstanding RSUs that remained unvested as of that date.

Upon his termination without cause and other than by reason of death or disability, Mr. Zelter will continue to receive payments with respect to certain funds for one year after his employment termination. Upon his termination by reason of death or disability, without cause, or due to his resignation for good reason, Mr. Zelter will generally vest in additional AOG Units equal to one half of his then-unvested AOG Units. Upon his termination by reason of death or disability, Mr. Zelter will vest in 50% of his then unvested Bonus Grant RSUs granted after March 2011 and 50% of his then unvested special grant RSUs.

If Mr. Suydam’s employment is terminated by reason of death or disability, he will vest in 50% of his then unvested Bonus Grant RSUs granted after March 2011 and 50% of his then unvested Plan Grant RSUs. If his employment is terminated without cause or due to his resignation for good reason, Mr. Suydam will vest in 50% of his then unvested Plan Grant RSUs.

If Mr. Azrack’s employment is terminated before December 31, 2013 without cause or by him for good reason, grants of our RSUs made to him prior to 2012 will vest immediately, our RSU grant made to him in 2012 will be vested as if his employment had terminated on December 31, 2013, and we will recommend that grants of ARI RSUs made to him prior to 2012 will also vest immediately. Upon his termination by reason of death or disability, Mr. Azrack will vest in 50% of the RSUs that are then unvested under his 2011 special grant. In addition, if Mr. Azrack’s employment is terminated without cause or he resigns for good reason prior to December 31, 2013, his carried interest in AGRE U.S. Real Estate Advisors, L.P. as of his termination, if any, will be vested to the extent it would have been had had his employment terminated on June 30, 2014.

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

The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination (where indicated, this table shows the actual amount that became payable to Mr. Donnelly in connection with his separation from employment effective December 31, 2012). When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2012 and that the price per share of our common stock was $17.36, which is equal to the closing price on such date. For purposes of this table, RSU and option acceleration values are based on the $17.36 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)		Estimated Value of Equity Acceleration ($)
Leon Black	Cause	—		—
	Death, disability	—		—
Martin Kelly	Without cause; by executive for good reason	1,500,000	(1)	3,255,000	(4)
	Death, disability	—		3,489,646	(4)
Gene Donnelly	Actual termination effective December 31, 2012	1,487,500	(2)	1,634,947	(5)
James Zelter	Without cause; by executive for good reason	3,128,688	(3)	1,737,389	(6)
	Death; disability	—		3,339,873	(4)
John Suydam	Without cause; by executive for good reason	—		828,827	(4)
	Death; disability	—		1,332,727	(4)
Joseph Azrack	Without cause; by executive for good reason	—		4,444,686	(4)
	Death, disability	—		1,772,161	(4)

(1)	This amount would have been payable to Mr. Kelly had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2012.
(2)	This amount became payable to Mr. Donnelly in connection with his actual employment termination on December 31, 2012.
(3)	Pursuant to Mr. Zelter’s employment agreement, had his employment terminated on December 31, 2012, he would have been entitled to be treated as if he had remained employed, for purposes of receiving distributions in respect of certain funds, for 12 additional months. The value of any such future distributions is unknowable at this time, so we have assumed, for purposes of determining the value of this right, that such distributions are equal to those earned for 2012 from the applicable funds.
(4)	This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2012, based on the closing price of a Class A share on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2012.
(5)	This amount represents the additional equity vesting that Mr. Donnelly received upon his actual employment termination on December 31, 2012, based on the closing price of a Class A share on such date. Upon his employment termination, Mr. Donnelly forfeited his 282,537 RSUs that had not vested.
(6)	This amount represents the additional equity vesting that Mr. Zelter would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2012, based on the closing price of a Class A share on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding his unvested equity as of December 31, 2012.

Director Compensation

We do not pay additional remuneration to our employees, including Mr. Black, for their service on our board of directors. The 2012 compensation of Mr. Black is set forth above on the Summary Compensation Table.

Each independent director receives (1) an annual director fee of $100,000, (2) an additional annual director fee of $25,000 if he or she a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she is a member of the conflicts committee, (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she serves as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 (incremental to the fee described in (3)) if he or she serves as the chairperson of the conflicts committee.

The following table provides the compensation for our independent directors during the year ended December 31, 2012. The directors received no equity awards in 2012.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Michael Ducey	$150,000	—	$150,000
Paul Fribourg	$110,000	—	$110,000
A. B. Krongard	$125,000	—	$125,000
Pauline Richards	$150,000	—	$150,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A shares as of February 26, 2013 by (i) each person known to us to beneficially own more than 5% of the voting Class A shares of Apollo Global Management, LLC, (ii) each of our directors, (iii) each person who is a named executive officer for 2012 and (iv) all directors and executive officers as a group.

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

In respect of our Class A shares, the table set forth below assumes the exchange by Holdings of all AOG Units for our Class A shares with respect to which the person listed below has the right to direct such exchange pursuant to the exchange agreement described under “Item 13. Certain Relationships and Related Party Transactions—Exchange Agreement,” and the distribution of such shares to such person as a limited partner of Holdings.

	Class A Shares Beneficially Owned			Class B Share Beneficially Owned
	Number of Shares	Percent(1)	Total Percentage of Voting Power(2)	Number of Shares	Percent	Total Percentage of Voting Power(2)
Directors and Executive Officers(3):
Leon Black(4)(5)	92,727,166	41.2%	76.9%	1	100%	76.9%
Joshua Harris(4)(5)	59,008,262	30.9%	76.9%	1	100%	76.9%
Marc Rowan(4)(5)	59,008,262	30.9%	76.9%	1	100%	76.9%
Pauline Richards	6,181	*	*	—	—	—
Alvin Bernard Krongard	256,181	*	*	—	—	—
Michael Ducey	10,481	*	*	—	—	—
Paul Fribourg	25,181	*	*	—	—	—
Martin Kelly	—	—	—	—	—	—
Gene Donnelly(6)	292,918	*	*	—	—	—
Joseph Azrack	287,244	*	*	—	—	—
John Suydam(7)	412,446	*	*	—	—	—
James Zelter(8)	2,816,159	2.1%	*	—	—	—
All directors and executive officers as a group (twelve persons)(9)	216,874,128	62.5%	69.1%	1	100%	76.9%
BRH(5)	—	—	—	1	100%	76.9%
AP Professional Holdings, L.P.(10)	240,000,000	64.5%	76.9%	—	—	—

5% Stockholders:
Waddell & Reed Financial, Inc.(11)	15,140,260	11.5%	4.9%	—	—	—
Fidelity Management & Research Company(12)	7,287,097	5.5%	2.3%	—	—	—

*	Represents less than 1%.
(1)	The percentage of beneficial ownership of our Class A shares is based on voting and non-voting Class A shares outstanding.
(2)	The total percentage of voting power is based on voting Class A shares and the Class B share.
(3)	The shares beneficially owned by the directors and executive officers reflected above do not include the following number of Class A shares that will be delivered to the respective individual more than 60 days after February 26, 2013 in settlement of vested restricted share units: Gene Donnelly—268,624; Joseph Azrack—1,006,771; John Suydam—792,535; and all directors and executive officers as a group – 1,413,368.
(4)	The number of Class A shares presented are held by estate planning vehicles, for which this individual disclaims beneficial ownership except to the extent of his pecuniary interest therein. The number of Class A shares presented do not include any Class A shares owned by Holdings with respect to which this individual, as one of the three owners of all of the interests in BRH, the general partner of Holdings, or as a party to the Agreement Among Managing Partners described under “Item 13. Certain Relationships and Related Party Transactions—Agreement Among Managing Partners” or the Managing Partner Shareholders Agreement described under “Item 13. Certain Relationships and Related Party Transactions—Managing Partner Shareholders Agreement,” may be deemed to have shared voting or dispositive power. Each of these individuals disclaims any beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(5)	BRH, the holder of the Class B share, is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. Pursuant to the Agreement Among Managing Partners, the Class B share is to be voted and disposed of by BRH based on the determination of at least two of the three Managing Partners; as such, they share voting and dispositive power with respect to the Class B share.
(6)	On August 14, 2012, Mr. Donnelly ceased to be the Chief Financial Officer of the Company and on December 31, 2012, Mr. Donnelly’s employment with the Company and its subsidiaries terminated.
(7)	Includes 49,827 Class A shares held by a trust for the benefit of Mr. Suydam’s spouse and children, for which Mr. Suydam’s spouse is the trustee. Mr. Suydam disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.
(8)	Includes 879,103 Class A shares held by a trust for the benefit of certain of Mr. Zelter’s family members, for which Mr. Zelter is a trustee. Mr. Zelter disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.
(9)	Refers to shares beneficially owned by the individuals who were directors and executive officers as of February 26, 2013.
(10)	Assumes that no Class A shares are distributed to the limited partners of Holdings. The general partner of AP Professional Holdings, L.P. is BRH, which is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. BRH is also the general partner of BRH Holdings, L.P., the limited partnership through which Messrs. Black, Harris and Rowan indirectly beneficially own (through estate planning vehicles) their limited partner interests in AP Professional Holdings, L.P. These individuals disclaim any beneficial ownership of these Class A shares, except to the extent of their pecuniary interest therein.
(11)

Based on a Schedule 13G/A filed on February 7, 2013 by Waddell & Reed Financial, Inc. (“WDR”), Ivy Investment Management Company (“IICO”), Waddell & Reed Investment Management Company (“WRIMCO”), Waddell & Reed, Inc. (“WRI”) and Waddell & Reed Financial Services, Inc. (“WRFSI”) as joint reporting persons. These shares are beneficially owned by one or more open-end investment companies or other managed accounts that are advised or sub-advised by IICO, an investment advisory subsidiary of WDR or WRIMCO, an investment advisory subsidiary of WRI. WRI is a broker-dealer and underwriting subsidiary of WRFSI, a parent holding company. In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner As of December 31, 2012, WDR indirectly has sole voting and dispositive power over 15,140,260 Class A shares; WRFSI indirectly has sole voting and dispositive power over 2,180,720 of the Class A shares; WRI indirectly has sole voting and dispositive power over 2,180,720 of the Class A shares; WRIMCO directly has sole voting and dispositive power over 2,180,720 of the Class A shares and IICO directly has sole voting and dispositive power over 12,959,540 of the Class A shares. The address of the beneficial owners is 6300 Lamar Avenue, Overland Park, KS 66202.
(12)	Based on a Schedule 13G/A filed on February 14, 2013 by FMR LLC and Edward C. Johnson 3d as joint reporting persons. Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR LLC, is the beneficial owner of 7,287,097 of the Class A shares as a result of acting as investment adviser to various investment companies. FMR LLC and Edward C. Johnson 3d, through their control of Fidelity and its funds, have sole power to dispose of the 7,287,097 shares owned by the Fidelity funds. Neither FMR LLC nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees. The address of the beneficial owner is 82 Devonshire Street, Boston, MA 02109.

Securities Authorized for Issuance under Equity Incentive Plans

The following table sets forth information concerning the awards that may be issued under the Company’s Omnibus Equity Incentive Plan as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	42,512,404	$8.44	39,558,144
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	42,512,404	$8.44	39,558,144

(1)	Reflects the aggregate number of outstanding options and RSUs granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “Equity Plan”) as of December 31, 2012.
(2)	The Class A shares reserved under the Equity Plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and AOG Units exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. The number of shares reserved under the Equity Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee shares that are forfeited, canceled, surrendered or exchanged from awards under the Equity Plan will be available for future awards. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register Class A shares under the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, Class A shares registered under such registration statement will be available for sale in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Agreement Among Managing Partners

Our Managing Partners have entered into the Agreement Among Managing Partners, which provides that each Managing Partner’s Pecuniary Interest (as defined below) in the AOG Units that he holds indirectly through Holdings would be subject to vesting. The Managing Partners own Holdings in accordance with their respective sharing percentages, or “Sharing Percentages,” as set forth in the Agreement Among Managing Partners. For the purposes of the Agreement Among Managing Partners, “Pecuniary Interest” means, with respect to each Managing Partner, the number of AOG Units that would be distributable to such Managing Partner assuming that Holdings was liquidated and its assets distributed in accordance with its governing agreements.

Pursuant to the Agreement Among Managing Partners, each of Messrs. Harris and Rowan vested in his interest in the AOG Units in 60 equal monthly installments, and Mr. Black vested in his interest in the AOG Units in 72 equal monthly installments. Although the Agreement Among Managing Partners was entered into on July 13, 2007, for purposes of its vesting provisions, our Managing Partners were credited for their employment with us since January 1, 2007. We may not terminate a Managing Partner except for cause or by reason of disability.

The transfer by a Managing Partner of any portion of his Pecuniary Interest to a permitted transferee will in no way affect any of his obligations under the Agreement Among Managing Partners; provided, that all permitted transferees are required to sign a joinder to the Agreement Among Managing Partners.

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

The Agreement Among Managing Partners may be amended and the terms and conditions of the Agreement Among Managing Partners may be changed or modified upon the unanimous approval of the Managing Partners. We, our shareholders (other than the Strategic Investors, as set forth under “—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”) and the Apollo Operating Group have no ability to enforce any provision thereof or to prevent the Managing Partners from amending the Agreement Among Managing Partners.

The Managing Partners differ on the interpretation of a provision in the Agreement Among Managing Partners regarding benefits provided by the Company to the Managing Partners. The amounts involved are not material.

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

A “permitted transferee” means, with respect to each Managing Partner and his permitted transferees, (i) such Managing Partner’s spouse, (ii) a lineal descendant of such Managing Partner’s parents (or any such descendant’s spouse), (iii) a charitable institution controlled by such Managing Partner, (iv) a trustee of a trust (whether inter vivos or testamentary), the current beneficiaries and presumptive remaindermen of which are one or more of such Managing Partner and persons described in clauses (i) through (iii) above, (v) a corporation, limited liability company or partnership, of which all of the outstanding shares of capital stock or interests therein are owned by one or more of such Managing Partner and persons described in clauses (i) through (iv) above, (vi) an individual mandated under a qualified domestic relations order, (vii) a legal or personal representative of such Managing Partner in the event of his death or disability, (viii) any other Managing Partner with respect to transactions contemplated by the Managing Partner Shareholders Agreement, and (ix) any other Managing Partner who is then employed by Apollo or any of its affiliates or any permitted transferee of such Managing Partner in respect of any transaction not contemplated by the Managing Partner Shareholders Agreement, in each case that agrees in writing to be bound by these transfer restrictions.

Any waiver of the above transfer restrictions may only occur with our consent. As our Managing Partners control the management of our company, however, they have discretion to cause us to grant one or more such waivers. Accordingly, the above transfer restrictions might not be effective in preventing our Managing Partners from selling or transferring their Equity Interests.

Indemnity

Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partner of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the Managing Partner Shareholders Agreement, we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.

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

Registration Rights

Pursuant to the Managing Partner Shareholders Agreement, we have granted Holdings, an entity through which our Managing Partners and Contributing Partners own their Apollo Operating Group units, and its permitted transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our Class A shares held or acquired by them. Under the Managing Partner Shareholders Agreement, the registration rights holders (i) will have “demand” registration rights, exercisable two years after the registration effectiveness date, but unlimited in number thereafter, which require us to register under the Securities Act the Class A shares that they hold or acquire, (ii) may require us to make available registration statements permitting sales of Class A shares they hold or acquire in the market from time to time over an extended period and (iii) have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other registration rights holders or initiated by us. We have agreed to indemnify each registration rights holders and certain related parties against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which they sell our shares, unless such liability arose from such holder’s misstatement or omission, and each registration rights holder has agreed to indemnify us against all losses caused by his misstatements or omissions.

Roll-Up Agreements

Pursuant to the Roll-Up Agreements, the Contributing Partners received interests in Holdings, which we refer to as “Holdings Units,” in exchange for their contribution of assets to the Apollo Operating Group. The Holdings Units received by our Contributing Partners and any units into which they are exchanged generally vest over six years in equal monthly installments with additional vesting (i) on death, disability, a termination without cause or a resignation by the Contributing Partner for good reason, (ii) with consent of BRH, which is controlled by our Managing Partners, and (iii) in connection with certain other transactions involving sales of interests in us and with transfers by our Managing Partners in connection with their registration rights to the extent that our Contributing Partners do not have sufficient vested securities to otherwise allow them to participate pro rata. Holdings Units are subject to a lock-up until two years after the registration effectiveness date. Thereafter, 7.5% of the Holdings Units will become tradable on each of the second, third, fourth and fifth anniversaries of the registration effectiveness date, with the remaining Holdings Units becoming tradable on the sixth anniversary of the registration effectiveness date or upon subsequent vesting. A Holdings Unit that is forfeited will revert to the Managing Partners. Our Contributing Partners have the ability to direct Holdings to exercise Holdings’ registration rights described above under “—Managing Partner Shareholders Agreement—Registration Rights.”

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

Exchange Agreement

We have entered into an exchange agreement with Holdings under which, subject to certain procedures and restrictions (including the vesting schedules applicable to our Managing Partners and any applicable transfer restrictions and lock-up agreements described above) upon 60 days’ written notice prior to a designated quarterly date, each Managing Partner and Contributing Partner (or certain transferees thereof) has the right to cause Holdings to exchange the AOG Units that he owns through Holdings for our Class A shares and to sell such Class A shares at the prevailing market price (or at a lower price that such Managing Partner or Contributing Partner is willing to accept) and distribute the net proceeds of such sale to such Managing Partner or Contributing Partner. Under the exchange agreement, to effect the exchange, a Managing Partner or Contributing Partner, through Holdings, must then simultaneously exchange one AOG Unit (being an equal limited partner interest in each Apollo Operating Group entity) for each Class A share received from our intermediate holding companies. As a Managing Partner or Contributing Partner exchanges his AOG Units, our interest in the AOG Units will be correspondingly increased and the voting power of the Class B share will be correspondingly decreased.

We may, from time to time, at the discretion of our manager, provide the opportunity for Holdings and any other holders of AOG Units at such time to sell AOG Units to us, provided that the aggregate amount of designated quarterly dates for exchanges and such opportunities for the sale of such units may not exceed four. We will use an independent, third-party valuation expert for purposes of determining the purchase price of any such purchases of AOG Units.

Tax Receivable Agreement

With respect to any exchange by a Managing Partner or Contributing Partner of AOG Units (together with the corresponding interest in our Class B share) that he owns through Holdings for our Class A shares in a taxable transaction, each of AMH Holdings (Cayman), L.P. and the Apollo Operating Group entities controlled by it or Apollo Management Holdings, L.P. has made or will make an election under Section 754 of the Internal Revenue Code, which may result in an adjustment to the tax basis of a portion of the assets owned by the Apollo Operating Group at the time of the exchange. The taxable exchanges may result in increases in the tax depreciation and amortization deductions from depreciable and amortizable assets, as well as an increase in the tax basis of other assets, of the Apollo Operating Group that otherwise would not have been available. A portion of these increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of such other assets, will reduce the amount of tax that APO Corp. would otherwise be required to pay in the future. Additionally, our acquisition of AOG Units from the Managing Partners or Contributing Partners, such as our acquisition of AOG Units from the Managing Partners in the Strategic Investors Transaction, may result in increases in tax deductions and tax basis that reduces the amount of tax that APO Corp. would otherwise be required to pay in the future.

APO Corp. has entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by APO Corp. to an exchanging or selling Managing Partner or Contributing Partner of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. APO Corp. expects to benefit from the remaining 15% of actual cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that APO Corp. would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had APO Corp. not entered into the tax receivable agreement. The tax savings achieved may not ensure that we have sufficient cash available to pay our tax liability or generate additional distributions to our investors. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flows are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless APO Corp. exercises the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold and units which have not yet been exchanged or sold. Such present value will be determined based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. No payments will be made if a Managing Partner or Contributing Partner elects to exchange his or her AOG Units in a tax-free transaction. In the event that other of our current or future subsidiaries become taxable as corporations and acquire AOG Units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, each will become subject to a tax receivable agreement with substantially similar terms. In connection with an amendment of the AMH partnership agreement in April 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% of required payments pursuant to the tax receivable agreement that are attributable to the 2010 fiscal year for a period of four years.

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

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, APO Corp.’s (or its successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As noted above, no payments will be made if a Managing Partner or Contributing Partner elects to exchange his or her AOG Units in a tax-free transaction.

Strategic Investors Transaction

On July 13, 2007, we sold securities to the Strategic Investors in return for a total investment of $1.2 billion. Through our intermediate holding companies, we used all of the proceeds from the issuance of such securities to the Strategic Investors to purchase from our Managing Partners 17.4% of their AOG Units for an aggregate purchase price of $1,068 million, and to purchase from our Contributing Partners a portion of their points for an aggregate purchase price of $156 million. The Strategic Investors hold non-voting Class A shares, which represented 46.1% of our issued and outstanding Class A shares and 16.2% of the economic interest in the Apollo Operating Group, in each case as of December 31, 2012.

As all of their holdings in us are non-voting, neither of the Strategic Investors has any means for exerting control over our company.

Strategic Relationship Agreement

On April 20, 2010, we announced a new strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that we will not use a placement agent in connection with securing any future capital commitments from CalPERS. Through December 31, 2012, the Company has reduced fees charged to CalPERS on the funds it manages by approximately $66.9 million.

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

Following the registration effectiveness date, each Strategic Investor may transfer its non-voting Class A shares up to the percentages set forth below during the relevant periods identified:

Period	Maximum Cumulative Amount
Registration Effectiveness Date – 2nd anniversary of the Registration Effectiveness Date	0%
2nd – 3rd anniversary of Registration Effectiveness Date	25%
3rd – 4th anniversary of Registration Effectiveness Date	50%
4th – 5th anniversary of Registration Effectiveness Date	75%
5th anniversary of Registration Effectiveness Date (and thereafter)	100%

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

Registration Rights

Pursuant to the Lenders Rights Agreement, following the second anniversary of the registration effectiveness date, each Strategic Investor shall be afforded four demand registrations with respect to non-voting Class A shares, covering offerings of at least 2.5% of our total equity ownership and customary piggyback registration rights. All cut-backs between the Strategic Investors and Holdings (or its members) in any such demand registration shall be pro rata based upon the number of shares available for sale at such time (regardless of which party exercises a demand).

Amendments to Managing Partner Transfer Restrictions

Each Strategic Investor has a consent right with respect to any amendment or waiver of any transfer restrictions that apply to our Managing Partners.

Apollo Operating Group Limited Partnership Agreements

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

Fee Waiver Program

Under the terms of certain investment fund partnership agreements, Apollo may from time to time elect to forgo a portion of the management fee revenue that is due from the funds and instead receive a right to a proportionate interest in future distributions of profits of those funds. This election allows certain executive officers and other professionals of Apollo to waive a portion of their respective share of future income from Apollo and receive, in lieu of a cash distribution, title and ownership of the profits interests in the respective fund. Apollo immediately assigns the profits interests received to the participating individuals. The investment period for Fund VII and ANRP for the management fee waiver plan was terminated as of December 31, 2012.

Employment Arrangements

Please see the section entitled “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the employment agreements of our named executive officers who have employment agreements.

In addition, Joshua M. Black, a son of Leon Black, is employed by the Company as an Associate in the Company’s private equity business. He is entitled to receive a base salary, incentive compensation and other employee benefits that are offered to similarly situated employees of the Company. He is also eligible to receive an annual performance-based bonus in an amount determined by the Company in its discretion.

Reimbursements

In the normal course of business, our personnel have made use of aircraft owned as personal assets by Messrs. Black and Rowan. Messrs. Black and Rowan paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Black and Rowan and other of our personnel totaled $1,219,890 and $2,053,580 for 2012 for Mr. Black and Mr. Rowan, respectively (which amounts exclude fixed costs of operating the aircraft). In addition, Mr. Harris makes business and personal use of various aircraft in which we have fractional interests, and pays the contractual cost of his personal usage. Mr. Harris paid $525,761 for this personal usage in 2012. We also have fractional interests in an aircraft owned by Heliflite Shares, LLC (“Heliflite”). For 2012, Mr. Harris paid Heliflite $95,377 for his use of this aircraft, and we paid Heliflite $300,457 for its use by individuals other than Mr. Harris. Mr. Spilker, our President, has an approximately 21% indirect ownership interest in Heliflite and serves as a member of its board of directors.

Investments In Apollo Funds

Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds, and in general, such investments are not subject to management fees, and in certain instances, may not be subject to carried interest. The opportunity to invest in our funds is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2012, our professionals have committed or invested approximately $1.0 billion of their own capital to our funds.

The amount invested in our investment funds by our directors and executive officers (and their estate planning vehicles) during 2012 was $46,868, $1,671,679, $97,631, $2,500,851, $977,358, and $605,857, for Messrs Black, Rowan, Harris, Zelter, Suydam, and Giarraputo, respectively. The amount of distributions, including profits and return of capital to our directors and executive officers (and their estate planning vehicles) during 2012 was $88,449,682, $26,233,366, $32,969,759, $14,964,478, $3,043,697, and $1,598,657, for Messrs Black, Rowan, Harris, Zelter, Suydam and Giarraputo.

Sub-Advisory Arrangements and Strategic Investment Accounts

From time to time, we may enter into sub-advisory arrangements with, or establish strategic investment accounts for, our directors and executive officers or vehicles they manage. Such arrangements would be approved in advance in accordance with our policy regarding transactions with related persons. In addition, any such sub-advisory arrangement or strategic investment account would be entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act, and any fee arrangements, if applicable would be on an arms-length basis.

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

Statement of Policy Regarding Transactions with Related Persons

Our board of directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our Chief Legal Officer any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Our Chief Legal Officer will then promptly communicate that information to our manager. No related person transaction will be consummated without the approval or ratification of the executive committee of our manager or any committee of our board of directors consisting exclusively of disinterested directors. It is our policy that persons interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.

Director Independence

Because more than fifty percent of our voting power is controlled by Holdings, we are considered a “controlled company” as defined in the listing standards of the NYSE and we are exempt from the NYSE rules that require that:

•	our board of directors be comprised of a majority of independent directors;

•	we establish a compensation committee composed solely of independent directors; and

•	we establish a nominating and corporate governance committee composed solely of independent directors.

While our board of directors is currently comprised of a majority of independent directors, we plan on availing ourselves of the controlled company exceptions. Our board of directors has determined that four of our seven directors meet the independence standards under the NYSE and the SEC. These directors are Messrs. Ducey, Fribourg and Krongard and Ms. Richards.

At such time that we are no longer deemed a controlled company, our board of directors will take all action necessary to comply with all applicable rules within the applicable time period under the NYSE listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
Audit fees	$12,100	(1)	$6,692	(1)
Audit fees for Apollo fund entities	18,470	(2)	13,612	(2)
Audit-related fees	875	(3)(4)	896	(3)(4)
Tax fees	1,550	(5)	1,505	(5)
Tax fees for Apollo fund entities	12,125	(2)	5,205	(2)
Other fees	775	(6)	140	(6)

(1)	Audit Fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q.
(2)	Audit and Tax Fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner.
(3)	Audit-Related Fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.
(4)	Includes audit-related fees for Apollo fund entities of $0.6 million and $0.1 million for the year ended December 31, 2012 and 2011, respectively.
(5)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(6)	Consisted of certain agreed upon procedures.

Our audit committee charter requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax and Other categories above were approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.11	Exchange Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and the Apollo Principal Holders (as defined therein), from time to time party thereto (incorporated by reference

Exhibit Number	Exhibit Description
to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.12	Tax Receivable Agreement, dated as of July 13, 2007, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Leon D. Black, dated July 19, 2012 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.15	Employment Agreement with Marc. J. Rowan, dated July 19, 2012 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.16	Employment Agreement with Joshua J. Harris, dated July 19, 2012 (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18	Amended and Restated Employment Agreement with Joseph F. Azrack, dated June 1, 2012 (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.19	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.20	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.25	Third Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.26	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s

Exhibit Number	Exhibit Description
Registration Statement on Form S-1 (File No. 333-150141)).

10.27	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.30	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.39	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.40	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.41	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.42	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to

Exhibit Number	Exhibit Description
the Registrant’s Form 10-Q for the quarter period ended March 31, 2011 (File No. 001-35107)).

10.43	Separation Agreement with Henry Silverman (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35107)).

10.44	Separation Agreement with Eugene Donnelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.45	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.46	Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012. (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

*21.1	Subsidiaries of Apollo Global Management, LLC

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†*101.INS	XBRL Instance Document

†*101.SCH	XBRL Taxonomy Extension Scheme Document

†*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Apollo Global Management, LLC
(Registrant)

March 1, 2013	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black Leon Black	Chairman and Chief Executive Officer and Director (principal executive officer)	March 1, 2013

/s/ Martin Kelly	Chief Financial Officer (principal financial officer)	March 1, 2013
Martin Kelly

/s/ Barry Giarraputo	Chief Accounting Officer	March 1, 2013
Barry Giarraputo	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	March 1, 2013
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	March 1, 2013
Marc Rowan

/s/ Michael Ducey	Director	March 1, 2013
Michael Ducey

/s/ Paul Fribourg	Director	March 1, 2013
Paul Fribourg

/s/ AB Krongard	Director	March 1, 2013
AB Krongard

/s/ Pauline Richards	Director	March 1, 2013
Pauline Richards