Form 10-Q
period 2013-03-31
Apollo Global Management LLC
filed 2013-05-07
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 7, 2013 there were 132,295,332 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements

This quarterly report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2013, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

“Assets Under Management,” or “AUM,” refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the net asset value, or “NAV,” of our credit funds, other than certain collateralized loan obligations (“CLOs”), which we measure by using the mark-to-market value of the aggregate principal amount of the underlying CLO and collateralized debt obligation (“CDO”) credit funds that have a fee generating basis other than mark-to-market assets or liabilities, plus used or available leverage and/or capital commitments;

(iii)	the gross asset value or net asset value of our real estate entities and the structured portfolio company investments included within the funds we manage, which includes the leverage used by such structured portfolio companies;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets that we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

Non-fee generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following:

(i)	fair value above invested capital for those funds that earn management fees based on invested capital;

(ii)	net asset values related to general partner and co-investment ownership;

(iii)	unused credit facilities;

(iv)	available commitments on those funds that generate management fees on invested capital;

(v)	structured portfolio company investments that do not generate monitoring fees; and

(vi)	the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.

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

“gross IRR” of a private equity fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2013 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;

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

“net IRR” of a private equity fund means the gross IRR applicable to all investors, including related parties which may not pay fees, net of management fees, organizational expenses, transaction costs, and certain other fund expenses (including interest incurred by the fund itself). The realized and the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner, thereby reducing the balance attributable to fund investors’ carried interest all offset to the extent of interest income, and measures returns based on amounts that, if distributed, would be paid to investors of the fund, to the extent that an private equity fund exceeds all requirements detailed within the applicable fund agreement;

“net return” represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable;

“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;

“permanent capital” means capital of publicly traded vehicles that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, such as AP Alternative Assets, L.P., Apollo Investment Corporation, Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc., Apollo Tactical Income Fund, Inc., and Apollo Senior Floating Rate Fund Inc.; such publicly traded vehicles may be required, or elect, to return all or a portion of capital gains and investment income;

“private equity investments” refer to (i) direct or indirect investments in existing and future private equity funds managed or sponsored by Apollo, (ii) direct or indirect co-investments with existing and future private equity funds managed or sponsored by Apollo, (iii) direct or indirect investments in securities which are not immediately capable of resale in a public market that Apollo identifies but does not pursue through its private equity funds, and (iv) investments of the type described in (i) through (iii) above made by Apollo funds; and

“Strategic Investors” refers to the California Public Employees’ Retirement System, or “CalPERS,” and an affiliate of the Abu Dhabi Investment Authority, or “ADIA.”

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION (UNAUDITED)

(dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$899,272	$946,225
Cash and cash equivalents held at Consolidated Funds	—	1,226
Restricted cash	8,409	8,359
Investments	2,155,995	2,138,096
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,720,327	1,682,696
Investments, at fair value	12,684,131	12,689,535
Other assets	264,111	299,978
Carried interest receivable	2,551,153	1,878,256
Due from affiliates	189,981	173,312
Fixed assets, net	51,933	53,452
Deferred tax assets	539,464	542,208
Other assets	49,555	36,765
Goodwill	48,894	48,894
Intangible assets, net	126,112	137,856

Total Assets	$21,289,337	$20,636,858

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$35,215	$38,337
Accrued compensation and benefits	54,518	56,125
Deferred revenue	309,048	252,157
Due to affiliates	476,390	477,451
Profit sharing payable	1,116,829	857,724
Debt	737,711	737,818
Liabilities of consolidated variable interest entities:
Debt, at fair value	11,347,332	11,834,955
Other liabilities	969,996	634,053
Other liabilities	66,597	44,855

Total Liabilities	15,113,636	14,933,475

Commitments and Contingencies (see note 12)

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 132,145,332 shares and 130,053,993 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid in capital	2,913,814	3,043,334
Accumulated deficit	(1,915,855)	(2,142,020)
Appropriated partners’ capital	1,760,270	1,765,360
Accumulated other comprehensive income	142	144

Total Apollo Global Management, LLC shareholders’ equity	2,758,371	2,666,818
Non-Controlling Interests in consolidated entities	2,031,029	1,893,212
Non-Controlling Interests in Apollo Operating Group	1,386,301	1,143,353

Total Shareholders’ Equity	6,175,701	5,703,383

Total Liabilities and Shareholders’ Equity	$21,289,337	$20,636,858

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Advisory and transaction fees from affiliates	$47,419	$27,236
Management fees from affiliates	150,447	127,178
Carried interest income from affiliates	1,111,207	622,329

Total Revenues	1,309,073	776,743

Expenses:
Compensation and benefits:
Equity-based compensation	45,286	148,866
Salary, bonus and benefits	73,396	65,071
Profit sharing expense	423,620	249,024
Incentive fee compensation	—	35

Total Compensation and Benefits	542,302	462,996
Interest expense	7,518	11,380
Professional fees	16,060	11,527
General, administrative and other	22,941	19,207
Placement fees	9,358	921
Occupancy	9,805	8,726
Depreciation and amortization	14,618	8,473

Total Expenses	622,602	523,230

Other Income:
Net gains from investment activities	52,133	157,708
Net gains (losses) from investment activities of consolidated variable interest entities	47,861	(16,201)
Income from equity method investments	27,790	43,251
Interest income	3,091	1,614
Other income, net	1,298	5,816

Total Other Income	132,173	192,188

Income before income tax provision	818,644	445,701
Income tax provision	(18,579)	(14,560)

Net Income	800,065	431,141
Net income attributable to Non-Controlling Interests	(551,087)	(333,098)

Net Income Attributable to Apollo Global Management, LLC	$248,978	$98,043

Distributions Declared per Class A Share	$1.05	$0.46

Net Income Per Class A Share:
Net Income Per Class A Share – Basic	$1.60	$0.66

Net Income Per Class A Share – Diluted	$1.59	$0.66

Weighted Average Number of Class A Shares – Basic	131,249,034	125,269,253

Weighted Average Number of Class A Shares – Diluted	136,019,801	127,515,663

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2013	2012
Net Income	$800,065	$431,141
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $0 and $237 for Apollo Global Management, LLC for the three months ended March 31, 2013 and 2012, respectively) and $0 for Non-Controlling Interests in Apollo Operating Group for both the three months ended March 31, 2013 and 2012)	—	1,602
Net income (loss) on available-for-sale securities (from equity method investment)	(2)	2

Total Other Comprehensive Income (loss), net of tax	(2)	1,604

Comprehensive Income	800,063	432,745
Comprehensive Income attributable to Non-Controlling Interests	(512,845)	(364,601)

Comprehensive Income Attributable to Apollo Global Management, LLC	$287,218	$68,144

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2012	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Capital increase related to equity-based compensation	—	—	72,003	—	—	—	72,003		76,330	148,333
Capital contributions	—	—	—	—	—	—	—	7,351	—	7,351
Cash distributions	—	—	—	—	—	—	—	(2,030)	—	(2,030)
Distributions	—	—	(68,386)	—	—	—	(68,386)	—	(110,400)	(178,786)
Distributions related to deliveries of Class A shares for RSUs	2,387,698	—	13	(19,478)	—	—	(19,465)	—	—	(19,465)
Purchase of AAA shares	—	—	—	—	—	—	—	(50,321)	—	(50,321)
Non-cash distributions	—	—	—	(822)	—	—	(822)	(1,249)	—	(2,071)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(2,301)	—	—	—	(2,301)	2,301	—	—
Satisfaction of liability related to AAA RDUs	—	—	997	—	—	—	997	—	—	997
Net income (loss)	—	—	—	98,043	(30,294)	—	67,749	149,996	213,396	431,141
Net gain on available-for-sale securities (from equity method investment)	—	—	—	—	—	2	2	—	—	2
Net unrealized gain on interest rate swaps (net of taxes of $237 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	393	393	—	1,209	1,602

Balance at March 31, 2012	126,310,740	1	$2,941,818	$(2,348,454)	$183,300	$(93)	$776,571	$1,550,815	$657,688	$2,985,074

Balance at January 1, 2013	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	825	—	—	—	825	—	—	825
Capital increase related to equity-based compensation	—	—	34,290	—	—	—	34,290	—	9,702	43,992
Capital contributions	—	—	—	—	—	—	—	191,045	—	191,045
Distributions	—	—	(163,738)	—	(43,332)	—	(207,070)	(20,431)	(252,000)	(479,501)
Distributions related to deliveries of Class A shares for RSUs	2,091,339	—	(3)	(22,813)	—	—	(22,816)	—	—	(22,816)
Purchase of AAA shares	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(1,930)	—	—	—	(1,930)	1,930	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,036	—	—	—	1,036	—	—	1,036
Net income	—	—	—	248,978	38,242	—	287,220	27,599	485,246	800,065
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(2)	(2)	—	—	(2)

Balance at March 31, 2013	132,145,332	1	$2,913,814	$(1,915,855)	$1,760,270	$142	$2,758,371	$2,031,029	$1,386,301	$6,175,701

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 and 2012

(dollars in thousands, except share data)

	2013	2012
Cash Flows from Operating Activities:
Net income	$800,065	$431,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	45,286	148,866
Depreciation and amortization	2,874	2,417
Amortization of intangible assets	11,744	6,055
Amortization of debt issuance costs	128	128
Unrealized gains from investment in HFA and other investments	(3,660)	(3,664)
Non-cash interest income	(824)	(893)
Income from equity awards received for directors’ fees	(612)	(373)
Income from equity method investment	(27,790)	(43,251)
Waived management fees	—	(6,791)
Non-cash compensation expense related to waived management fees	—	6,791
Change in fair value of contingent obligations	13,431	—
Deferred taxes, net	15,877	11,424
Changes in assets and liabilities:
Carried interest receivable	(672,897)	(501,238)
Due from affiliates	(16,812)	(22,579)
Other assets	(12,925)	517
Accounts payable and accrued expenses	(3,122)	3,097
Accrued compensation and benefits	(2,126)	2,942
Deferred revenue	56,891	37,312
Due to affiliates	(20,538)	(68,875)
Profit sharing payable	245,674	215,943
Other liabilities	9,430	4,555
Apollo Funds related:
Net realized gains from investment activities	(51,172)	(2,376)
Net unrealized gains from investment activities	(72,982)	(224,217)
Net realized losses on debt	7,603	—
Net unrealized losses on debt	88,236	88,578
Distributions from investment activities	62,189	50,000
Change in cash held at consolidated variable interest entities	(37,631)	(99,906)
Purchases of investments	(2,464,952)	(884,940)
Proceeds from sale of investments and liquidating distributions	2,541,951	499,512
Change in other assets	35,867	(2,456)
Change in other liabilities	335,922	62,097

Net Cash Provided by (Used in) Operating Activities	885,125	(290,184)

Cash Flows from Investing Activities:
Purchases of fixed assets	(1,352)	(831)
Cash contributions to equity method investments	(39,318)	(12,017)
Cash distributions from equity method investments	41,182	13,593
Change in restricted cash	(50)	915

Net Cash Provided by Investing Activities	$462	$1,660

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT’D)

THREE MONTHS ENDED MARCH 31, 2013 and 2012

(dollars in thousands, except share data)

	2013	2012
Cash Flows from Financing Activities:
Principal repayments on debt and repurchase of debt	$(107)	$(225)
Distributions related to deliveries of Class A shares for RSUs	(22,813)	(17,020)
Distributions to Non-Controlling Interests in consolidated entities	(3,616)	(2,030)
Contributions from Non-Controlling Interests in consolidated entities	232	2,458
Distributions paid	(144,277)	(61,219)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(252,000)	(110,400)
Apollo Funds related:
Issuance of debt	332,250	425,684
Principal repayment on senior secured notes	(911,775)	(2,791)
Purchase of AAA shares	(62,326)	(50,321)
Distributions paid	(43,332)	—
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(16,815)	—
Contributions from Non-Controlling Interests in consolidated entities	190,813	4,893

Net Cash (Used in) Provided by Financing Activities	(933,766)	189,029

Net Decrease in Cash and Cash Equivalents	(48,179)	(99,495)
Cash and Cash Equivalents, Beginning of Period	947,451	744,731

Cash and Cash Equivalents, End of Period	$899,272	$645,236

Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,421	$13,859
Interest paid by consolidated variable interest entities	31,618	14,176
Income taxes paid	1,432	158
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions on equity method investments	$816	$86
Non-cash distributions from equity method investments	(412)	(468)
Non-cash distributions from investing activities	—	2,071
Change in accrual for purchase of fixed assets	1	286
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	$—	$(822)
Declared and unpaid distributions	(19,461)	(7,167)
Non-cash distributions to Non-Controlling Interests in consolidated entities	—	(1,249)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	9,702	76,330
Unrealized gain on interest rate swaps to Non-Controlling Interests in Apollo Operating Group, net of taxes	—	1,209
Satisfaction of liability related to AAA RDUs	1,036	997
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	1,930	2,301
Net transfer of AAA ownership interest from Apollo Global Management, LLC	(1,930)	(2,301)
Unrealized gain on interest rate swaps	—	630
Unrealized (loss) gain on available for sale securities (from equity method investment)	(2)	2
Capital increases related to equity-based compensation	34,290	72,003
Dilution impact of issuance of Class A shares	825	—
Deferred tax asset related to interest rate swaps	—	(237)
Tax benefits related to deliveries of Class A shares for RSUs	3	(13)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

As of March 31, 2013, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 35.5% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.

AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own, including in certain cases estate planning vehicles (through Holdings), Apollo Operating Group units (“AOG Units”) that represent 64.5% of the economic interests in the Apollo Operating Group as of March 31, 2013. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

Apollo also entered into an exchange agreement with Holdings that allows the partners in Holdings, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Apollo Operating Group, to exchange their AOG Units for the Company’s Class A shares on a one-for-one basis up to four times each year, upon notice, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A limited partner in Holdings must exchange one partnership unit in each of the ten Apollo Operating Group partnerships to effectuate an exchange for one Class A share.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

Apollo assesses whether it is the primary beneficiary and will consolidate or deconsolidate the entity accordingly. Performance of that assessment requires the exercise of judgment. Where the variable interests have qualified for the deferral, judgments are made in estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the variable interests have not qualified for the deferral, judgments are made in determining whether a member in the equity group has a controlling financial interest, including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE. Under both guidelines, judgment is made in evaluating the nature of the relationships and activities of the parties involved in determining if there is a related-party group, and if so, which party within the related-party group is most closely associated with the VIE. The use of these judgments has a material impact to certain components of Apollo’s condensed consolidated financial statements.

Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the condensed consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net (income) loss attributable to Non-Controlling Interests in the condensed consolidated statements of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of March 31, 2013 and December 31, 2012.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of March 31, 2013, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 64.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximately 97% ownership interest held by limited partners in AAA as of March 31, 2013. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s condensed consolidated statements of financial condition. The primary components of Non-Controlling Interests are separately presented in the Company’s condensed consolidated statements of changes in shareholders’ equity to clearly distinguish the interest in the Apollo Operating Group and other ownership interests in the consolidated entities. Net income (loss) includes the net income (loss) attributable to the holders of Non-Controlling Interests on the Company’s condensed consolidated statements of operations. Profits and losses are allocated to Non-Controlling Interests in proportion to their relative ownership interests regardless of their basis.

Revenues—Revenues are reported in three separate categories that include (i) advisory and transaction fees from affiliates, which relate to the investments of the funds and may include individual monitoring agreements the Company has with the portfolio companies and debt investment vehicles of the private equity funds and credit funds; (ii) management fees from affiliates, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income (loss) from affiliates, which is normally based on the performance of the funds subject to preferred return.

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

Advisory and transaction fees from affiliates also include underwriting fees. Underwriting fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at the time the underwriting is completed and the income is reasonably assured and are included in the condensed consolidated statements of operations. Underwriting fees recognized but not received are included in other assets on the condensed consolidated statements of financial condition.

As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are included in “—Due from Affiliates,” which is discussed further in note 11. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to Advisory and Transaction Fees from Affiliates in the condensed consolidated statements of operations.

Management Fees from Affiliates—Management fees for private equity, real estate and credit funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are generally based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements.

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

Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option was elected. The unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, respectively, in the condensed consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

Valuation approaches used to estimate the fair value of investments that are less liquid include the market approach and the income approach. The market approach provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The market approach is driven more by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to such factors as the Company’s historical and projected financial data, valuations given to comparable companies, the size and scope of the Company’s operations, the Company’s strengths, weaknesses, expectations relating to the market’s receptivity to an offering of the Company’s securities, applicable restrictions on transfer, industry and market information and assumptions, general economic and market conditions and other factors deemed relevant. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology used in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are assumptions of expected results and a calculated discount rate.

On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our private equity investments. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Credit Investments

The majority of the investments in Apollo’s credit funds are valued based on quoted market prices and valuation models. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing recognized pricing services, market participants or other sources. The credit funds also enter into foreign currency exchange contracts, total return swap contracts credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap contracts and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price.

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

On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management, to review and approve the valuation results related to our credit investments. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses.

Real Estate Investments

For the commercial mortgage-backed security (“CMBS”) portfolio of Apollo’s funds, the estimated fair value is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. For Apollo’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.

On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our real estate investments. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $793.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of March 31, 2013. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

Fair Value Option—Apollo has elected the fair value option for the convertible notes issued by HFA Holdings Limited (“HFA”) and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible notes in the condensed consolidated statements of operations. Refer to notes 3 and 4 for further disclosure on the investment in HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Compensation and Benefits

Equity-Based Compensation—Equity-based compensation is measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. The Company estimates forfeitures for equity-based awards that are not expected to vest. Equity-based awards granted to non-employees for services provided to affiliates are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.

Salaries, Bonus and Benefits—Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are generally accrued over the related service period.

From time to time, the Company may assign profits interests received in lieu of management fees to certain investment professionals. Such assignments of profits interests are treated as compensation and benefits when assigned.

The Company sponsors a 401(k) Savings Plan whereby U.S. based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2013 and 2012.

Profit Sharing Expense—Profit sharing expense primarily consists of a portion of carried interest recognized in one or more funds allocated to employees and former employees. Profit sharing expense is recognized on an accrued basis as the related carried interest income is earned. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing expenses previously distributed may be subject to clawback from employees, former employees and Contributing Partners.

Changes in the fair value of the contingent obligations that were recognized in connection with certain Apollo acquisitions are reflected in the Company’s condensed consolidated statements of operations as profit sharing expense.

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

The Company has a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying condensed consolidated financial statements.

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

Other Income (Loss)

Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

investment portfolio between the opening balance sheet date and the closing balance sheet date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of investments, at fair value.

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the condensed consolidated statements of operations.

Other Income (Loss), Net—Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued amended guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to be less than the carrying amount, then the entity must perform the quantitative impairment test; otherwise, further testing would not be required. The amendments are effective for all entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements when the Company performs its annual impairment test in June 2013.

In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance does not change the requirement for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for periods beginning after December 15, 2012. As the amendments are limited to presentation and disclosure only, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3. INVESTMENTS

The following table represents Apollo’s investments:

	March 31, 2013	December 31, 2012
Investments, at fair value	$1,735,976	$1,744,412
Other investments	420,019	393,684

Total Investments	$2,155,995	$2,138,096

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Investments, at Fair Value

Investments, at fair value, consist of financial instruments held by AAA, investments held by the Apollo Senior Loan Fund, the Company’s investment in HFA and other investments held by the Company at fair value. As of March 31, 2013 and December 31, 2012, the net assets of the consolidated funds (excluding VIEs) were $1,676.7 million and $1,691.3 million, respectively. The following investments, except the investment in HFA and Other Investments, are presented as a percentage of net assets of the consolidated funds:

	March 31, 2013					December 31, 2012
	Fair Value			Cost	% of Net Assets of Consolidated Funds	Fair Value			Cost	% of Net Assets of Consolidated Funds
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total			Private Equity	Credit	Total
Investments held by:
AAA	$1,652,029	$—	$1,652,029	$1,498,965	98.5%	$1,666,448	$—	$1,666,448	$1,561,154	98.5%
Apollo Senior Loan Fund	—	28,540	28,540	28,091	1.7	—	27,653	27,653	27,296	1.5
HFA	—	53,577	53,577	58,639	N/A	—	48,723	48,723	57,815	N/A
Other Investments	1,830	—	1,830	3,272	N/A	1,588	—	1,588	3,563	N/A

Total	$1,653,859	$82,117	$1,735,976	$1,588,967	100.2%	$1,668,036	$76,376	$1,744,412	$1,649,828	100.0%

Securities

At March 31, 2013 and December 31, 2012, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA investments. The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	March 31, 2013				December 31, 2012
	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds	Instrument Type	Cost	Fair Value	% of Net Assets of Consolidated Funds
Athene Holding Ltd.(1)	Equity	$1,276,366	$1,601,066	95.5%	Equity	$1,276,366	$1,578,954	93.4%

(1)	Two subsidiaries of AAA Investments, AAA Guarantor-Athene, L.P. and Apollo Life Re Ltd., own the majority of the equity of Athene Holding Ltd.

AAA Investments owns through its subsidiaries the majority of the equity of Athene Holding Ltd. (together with its subsidiaries, “Athene”), the direct or indirect parent of the following principal operating subsidiaries: Athene Life Re Ltd., a Bermuda-based reinsurance company focused on the fixed annuity reinsurance sector, Athene Annuity & Life Assurance Company (formerly Liberty Life Insurance Company), a Delaware-domiciled (formerly South Carolina-domiciled) stock life insurance company focused on retail sales and reinsurance in the retirement services market, Athene Life Insurance Company, a Delaware-domiciled (formerly Indiana-domiciled) stock life insurance company focused on the institutional funding agreement backed note and funding agreement markets, and Presidential Life Insurance Company, a New-York-domiciled stock life insurance company focused on retail sales of fixed annuity products principally in New York.

During the fourth quarter of 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene Holding Ltd. in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”). After the AAA Transaction, Athene Holding Ltd. was AAA’s only material investment and as of March 31, 2013 and December 31, 2012, AAA through its investment in AAA Investments was the largest shareholder of Athene Holding Ltd. with an approximate 72% and 77%, respectively, ownership stake (without giving to effect to restricted common shares issued under Athene’s management equity plan).

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or cancelled, the note will be converted on the eighth anniversary of its issuance on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis,” which is based on a hypothetical exit through conversion to common equity (for which quoted price exists) as of the valuation date. The Company separately presents interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible note. For the three months ended March 31, 2013 and 2012, the Company recorded $0.8 million in PIK interest income included in interest income in the condensed consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $1.04 and A$1.00 to $1.03 as of March 31, 2013 and 2012, respectively) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the three months ended March 31, 2013 and 2012, the Company recorded an unrealized gain of approximately $4.0 million and $3.4 million, respectively, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations.

The Company has classified the instruments associated with the HFA investment as Level III investments.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Net Gains from Investment Activities

Net gains from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains. Additionally net gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains from investment activities for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$242	$242
Change in net unrealized gains due to changes in fair values	47,770	4,121	51,891

Net Gains from Investment Activities	$47,770	$4,363	$52,133

	For the Three Months Ended March 31, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$91	$91
Change in net unrealized gains due to changes in fair values	153,692	3,925	157,617

Net Gains from Investment Activities	$153,692	$4,016	$157,708

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

The following table presents income from equity method investments for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Investments:
Private Equity Funds:
AAA Investments	$27	$84
Apollo Investment Fund V, L.P. (“Fund V”)	7	5
Apollo Investment Fund VI, L.P. (“Fund VI”)	1,078	2,612
Apollo Investment Fund VII, L.P. (“Fund VII”)	20,413	24,081
Apollo Natural Resources Partners, L.P. (“ANRP”)	11	37
AION Capital Partners Limited (“AION”)	184	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	1	—
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	384	696
Apollo Value Investment Fund, L.P. (“VIF”)	7	19
Apollo Strategic Value Fund, L.P. (“SVF”)	3	15
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	704	1,888
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	—	395
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	3,574	9,019
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	888	2,433
Apollo European Principal Finance Fund, L.P. (“EPF I”)	(331)	644
Apollo Investment Europe II, L.P. (“AIE II”)	57	903
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	583	511
Apollo Senior Floating Rate Fund Inc. (“AFT”)	8	10
Apollo Residential Mortgage, Inc. (“AMTG”)	486 (1)	152 (2)
Apollo European Credit, L.P. (“AEC”)	76	35
Apollo European Strategic Investments, L.P. (“AESI”)	152	193
Apollo Centre Street Partnership, L.P. (“ACSP”)	181	—
Apollo Investment Corporation (“AINV”)	(627)	—
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	63	—
Apollo SK Strategic Investments, L.P.	26	—
Apollo SPN Investments I, L.P.	(413)	—
Apollo Tactical Income Fund Inc. (“AIF”)	5	—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	223 (1)	248 (2)
AGRE U.S. Real Estate Fund, L.P.	14	(53)
CPI Capital Partners North America LP	58	(21)
CPI Capital Partners Asia Pacific, L.P.	2	5
Apollo GSS Holding (Cayman), L.P.	(4)	—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	13	(305)
VC Holdings, L.P. Series C (“Vantium C”)	(8)	(150)
VC Holdings, L.P. Series D (“Vantium D”)	(47)	242
Other	(8)	(447)

Total Income from Equity Method Investments	$27,790	$43,251

(1)	Amounts are as of December 31, 2012.
(2)	Amounts are as of December 31, 2011.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Other investments as of March 31, 2013 and December 31, 2012 consisted of the following:

	Equity Held as of
	March 31, 2013		% of Ownership		December 31, 2012		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$992		0.058%		$998		0.057%
Fund IV	9		0.014		9		0.015
Fund V	179		0.014		173		0.014
Fund VI	10,529		0.090		9,814		0.094
Fund VII	179,797		1.304		164,773		1.316
ANRP	2,429		0.823		2,355		0.903
AION	809		10.000		625		10.000
APC	18		0.059		17		0.058
Credit Funds:
SOMA	6,269		0.732		5,887		0.643
VIF	148		0.091		141		0.093
SVF	46		0.077		137		0.076
ACLF	9,759		2.573		9,281		2.579
Artus	667		6.156		667		6.156
COF I	35,585		1.914		39,416		1.924
COF II	16,710		1.416		19,654		1.429
EPF I	19,210		1.363		18,329		1.363
AIE II	7,221		2.234		7,207		2.205
Palmetto	14,231		1.186		13,614		1.186
AFT	106		0.034		98		0.034
AMTG(3)	4,753	(1)	0.817	(1)	4,380	(2)	0.811	(2)
AEC	1,867		1.064		1,604		1.079
AESI	3,070		1.021		3,076		0.991
ACSP	5,752		2.457		5,327		2.457
AINV(4)	51,135	(1)	3.027	(1)	51,761	(2)	2.955	(2)
EPF II	15,126		2.257		5,337		1.316
Apollo SK Strategic Investments, L.P.	1,276		0.990		1,002		0.988
Apollo SPN Investments I, L.P.	1,834		0.686		90		0.083
CION Investment Corporation	1,000		6.500		1,000		22.207
AIF	105		0.037		—		—
Real Estate:
ARI(3)	12,260	(1)	2.002	(1)	11,469	(2)	2.729	(2)
AGRE U.S. Real Estate Fund, L.P.	6,764		1.845		5,210		1.845
CPI Capital Partners North America	410		0.414		455		0.413
CPI Capital Partners Europe	5		0.001		5		0.001
CPI Capital Partners Asia Pacific	177		0.039		186		0.039
Apollo GSS Holding (Cayman), L.P.	2,904		4.950		2,428		4.621
Other Equity Method Investments:
Vantium A/B	67		6.450		54		6.450
Vantium C	4,914		2.070		5,172		2.071
Vantium D	1,886		6.340		1,933		6.345

Total Other Investments	$420,019				$393,684

(1)	Amounts are as of December 31, 2012.
(2)	Amounts are as of September 30, 2012.
(3)	Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.
(4)	The value of the Company’s investment in AINV was $51,351 based on the quoted market price as of March 31, 2013 and December 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

As of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, no single equity method investee held by Apollo exceeded 20% of its total consolidated assets or income. As such, Apollo is not required to present summarized income statement information for any of its equity method investees.

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

	Level I		Level II		Level III		Totals
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Assets, at fair value:
Investment in AAA Investments	$—	$—	$—	$—	$1,652,029	$1,666,448	$1,652,029	$1,666,448
Investments held by Apollo Senior Loan Fund	—	—	28,540	27,063	—	590	28,540	27,653
Investments in HFA and Other	—	—	—	—	55,407	50,311	55,407	50,311

Total	$—	$—	$28,540	$27,063	$1,707,436	$1,717,349	$1,735,976	$1,744,412

There was a transfer of investments from Level III into Level II relating to investments held by the Apollo Senior Loan Fund during the three months ended March 31, 2013 and a transfer from Level II into Level III for the three months ended March 31, 2012 as a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. For the three months ended March 31, 2013 and 2012, there were no transfers between Level I and Level II investments.

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment:

	For the Three Months Ended March 31,
	2013	2012
Balance, Beginning of Period	$1,666,448	$1,480,152
Distributions	(62,189)	(52,071)
Change in unrealized gains, net	47,770	153,692

Balance, End of Period	$1,652,029	$1,581,773

The following table summarizes the changes in the investment in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended March 31,
	2013	2012
Balance, Beginning of Period	$50,311	$47,757
Purchases	1,435	1,150
Director Fees	(902)	—
Change in unrealized gains, net	4,563	3,664

Balance, End of Period	$55,407	$52,571

The change in unrealized gains, net has been recorded within the caption “Net gains from investment activities” in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the changes in the Apollo Senior Loan Fund, which is measured at fair value and characterized as a Level III, investment for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Balance, Beginning of Period	$590	$456
Purchases of investments	22	—
Sale of investments	—	(460)
Realized gains	—	9
Change in unrealized gains (losses)	9	(5)
Transfers into Level III	—	484
Transfers out of Level III	(621)	—

Balance, End of Period	$—	$484

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	March 31, 2013		December 31, 2012
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,601,066	96.7%	$1,581,975	98.6%
Listed quotes	54,320	3.3	22,029	1.4

Total Investments	1,655,386	100.0%	1,604,004	100.0%

Other net (liabilities) assets(1)	(3,357)		62,444

Total Net Assets	$1,652,029		$1,666,448

(1)	Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at March 31, 2013 and December 31, 2012 is primarily comprised of $51.2 million and $113.3 million in notes receivable from an affiliate, respectively, less the obligation to the general partner. Carrying values approximate fair value for other assets and liabilities and, accordingly, extended valuation procedures are not required.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

4. VARIABLE INTEREST ENTITIES

The Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The purpose of such VIEs is to provide strategy-specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the entities that the Company manages may vary by entity; however, the fundamental risks of such entities have similar characteristics, including loss of invested capital and the return of carried interest income previously distributed to the Company by certain private equity and credit entities. The nature of the Company’s involvement with VIEs includes direct and indirect investments and fee arrangements. The Company does not provide performance guarantees and has no other financial obligations to provide funding to VIEs other than its own capital commitments. There is no recourse to the Company for the consolidated VIEs’ liabilities.

The assets and liabilities of the consolidated VIEs are comprised primarily of investments and debt, at fair value, and are included within assets and liabilities of consolidated variable interest entities, respectively, in the condensed consolidated statements of financial condition.

Consolidated Variable Interest Entities

Apollo has consolidated VIEs in accordance with the methodology described in note 2. The majority of the consolidated VIEs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.

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

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

	Level I		Level II		Level III		Totals
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Investments, at fair value	$345	$168	$10,917,798	$11,045,902	$1,765,988	$1,643,465	$12,684,131	$12,689,535

	Level I		Level II		Level III		Totals
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Liabilities, at fair value	$—	$—	$—	$—	$11,347,332	$11,834,955	$11,347,332	$11,834,955

Level III investments include corporate loan and corporate bond investments held by the consolidated VIEs. Level III liabilities consist of notes and loans, the valuations of which are discussed further in note 2. All Level II investments were valued using broker quotes. Transfers of investments out of Level III and into Level II or Level I, if any, are accounted for as of the end of the reporting period in which the transfer occurred. For the three months ended March 31, 2013 and 2012, there were no transfers between Level I and Level II investments.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

There were no fair value transfers between Level I and Level II during the three months ended March 31, 2013 and 2012.

The following table summarizes the quantitative inputs and assumptions used for investments, at fair value, categorized as Level III in the fair value hierarchy as of March 31, 2013. The disclosure below excludes Level III investments, at fair value, as of March 31, 2013, for which the determination of fair value is based on broker quotes:

	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets:
Bank Debt Term Loans	$58,567	Discounted Cash Flow – Comparable Yields	Discount Rates	10.6%–22.4%	14.75%

Stocks	1,440	Market Comparable Companies	Comparable Multiples	6.0x	6.0x

Total	$60,007

The significant unobservable inputs used in the fair value measurement of the bank debt term loans and stocks include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely, decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended March 31,
	2013	2012
Balance, Beginning of Period	$1,643,465	$246,609
Elimination of investments attributable to consolidation of VIEs	(3,902)	—
Purchases	384,161	226,945
Sale of investments	(186,861)	(39,274)
Net realized losses	(4,442)	(4,658)
Changes in net unrealized (losses) gains	(1,353)	11,592
Transfers out of Level III	(337,673)	(290,517)
Transfers into Level III	272,593	64,549

Balance, End of Period	$1,765,988	$215,246

Changes in net unrealized (losses) gains included in Net Gains (Losses) from Investment Activities of consolidated VIEs related to investments still held at reporting date	$(8,655)	$6,236

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

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended March 31,
	2013	2012
Balance, Beginning of Period	$11,834,955	$3,189,837
Borrowings	332,250	425,684
Repayments	(911,775)	(2,791)
Net realized losses on debt	7,603	—
Changes in net unrealized losses from debt	88,236	88,578
Elimination of debt attributable to consolidated VIEs	(3,937)	(772)

Balance, End of Period	$11,347,332	$3,700,536

Changes in net unrealized losses included in Net Gains (Losses) from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$87,186	$88,699

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities

The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended March 31,
	2013	2012
Net unrealized gains from investment activities	$25,120	$70,019
Net realized gains from investment activities	50,930	2,285

Net gains from investment activities	76,050	72,304

Net unrealized losses from debt	(88,236)	(88,578)
Net realized losses from debt	(7,603)	—

Net losses from debt	(95,839)	(88,578)

Interest and other income	177,125	45,631
Other expenses	(109,475)	(45,558)

Net Gains (Losses) from Investment Activities of Consolidated VIEs	$47,861	$(16,201)

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions of the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$10,887,222	1.13%		7.1	$11,409,825	1.30%		7.3
Subordinated Notes(2)(3)	1,006,544	N/A	(1)	7.5	1,074,904	N/A	(1)	7.7

	$11,893,766				$12,484,729

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)	The fair value of Senior Secured and Subordinated Notes as of March 31, 2013 and December 31, 2012 was $11,347 million and $11,835 million, respectively.
(3)	The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2013 and December 31, 2012, the fair value of the consolidated VIE assets was $14,669 million and $14,672 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The following table provides a summary of the quantitative inputs and assumptions used for liabilities, at fair value, categorized as Level III in the fair value hierarchy as of March 31, 2013. The disclosure below excludes Level III liabilities, at fair value, as of March 31, 2013 for which the determination of fair value is based on broker quotes:

	As of March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Ranges
Subordinated Notes	$122,393	Discounted Cash	Discount Rate	17.0%
		Flow	Default Rate	1.5%
			Recovery Rate	80.0%

Senior Secured Notes	$2,095,613	Discounted Cash	Discount Rate	1.3%–1.6%
		Flow	Default Rate	2.0%
			Recovery Rate	30.0%–65.0%

The significant unobservable inputs used in the fair value measurement of the subordinated and senior secured notes include the discount rate applied in the valuation models, default and recovery rates applied in the valuation models. These inputs in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of subordinated and senior secured notes; conversely, decreases in the discount rate can significantly increase the fair value of subordinated and senior secured notes. The discount rate is determined based on the market rates an investor would expect for similar subordinated and senior secured notes with similar risks.

The consolidated VIEs have elected the fair value option to value the notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of March 31, 2013, the debt, at fair value, is classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of March 31, 2013, the Company was not aware of any instances of noncompliance with any of these covenants.

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

	March 31, 2013
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$13,141,800		$(44,134)		$6,800
Credit	3,214,196		(256,250)		13,311
Real Estate	1,651,957		(1,198,351)		—

Total	$18,007,953	(1)	$(1,498,735	)(2)	$20,111	(3)

(1)	Consists of $535,570 in cash, $16,847,831 in investments and $624,552 in receivables.
(2)	Represents $1,449,553 in debt and other payables, $43,146 in securities sold, not purchased, and $6,036 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

	December 31, 2012
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$13,498,100		$(34,438)		$7,105
Credit	3,276,198		(545,547)		12,605
Real Estate	1,685,793		(1,237,462)		—

Total	$18,460,091	(1)	$(1,817,447	)(2)	$19,710	(3)

(1)	Consists of $452,116 in cash, $17,092,814 in investments and $915,161 in receivables.
(2)	Represents $1,752,294 in debt and other payables, $32,702 in securities sold, not purchased, and $32,451 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

5. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, credit and real estate funds consists of the following:

	March 31, 2013	December 31, 2012
Private equity	$2,110,920	$1,413,306
Credit	429,271	454,155
Real Estate	10,962	10,795

Total Carried Interest Receivable	$2,551,153	$1,878,256

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The table below provides a roll-forward of the carried interest receivable balance for the three months ended March 31, 2013:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2013	$1,413,306	$454,155	$10,795	$1,878,256
Change in fair value of funds (1)	990,993	99,958	952	1,091,903
Fund cash distributions to the Company	(293,379)	(124,842)	(785)	(419,006)

Carried Interest Receivable, March 31, 2013	$2,110,920	$429,271	$10,962	$2,551,153

(1)	Included in change in fair value of funds for the three months ended March 31, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

6. OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2013	December 31, 2012
Deferred taxes	$26,028	$13,717
Deferred rent	14,786	14,829
Unsettled trades and redemption payable	7,586	3,986
Other	18,197	12,323

Total Other Liabilities	$66,597	$44,855

7. INCOME TAXES

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. Federal and State income taxes; however, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, State and Local corporate income taxes. In addition, certain subsidiaries of the Company are subject to New York City Unincorporated Business Tax (“NYC UBT”) attributable to the Company’s operations apportioned to New York City. Certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions. APO Corp. is required to file a standalone Federal corporate income tax return, as well as file standalone corporate state and local income tax returns in California, New York State and New York City. The Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

The Company’s provision for income taxes totaled $18.6 million and $14.6 million for the three months ended March 31, 2013 and 2012, respectively. The Company’s effective tax rate was approximately 2.27% and 3.27% for the three months ended March 31, 2013 and 2012, respectively.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2013, Apollo and its predecessor entities’ U.S. Federal, state, local and foreign income tax returns for the years 2008 through 2012 are open under the general statute of limitations provisions and therefore subject to examination. In addition, the State of New York is examining APO Corp.’s tax returns for tax years 2008 to 2010 and the Internal Revenue Service is examining APO Corp.’s tax returns for tax years 2010 and 2011 in connection with the NOL carryback claim from tax year 2011 to tax year 2010.

8. DEBT

Debt consists of the following:

	March 31, 2013		December 31, 2012
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	4.02%	$728,273	4.95	%(1)
CIT secured loan agreements	9,438	3.50%	9,545	3.47%

Total Debt	$737,711	4.01%	$737,818	4.93%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar London Interbank Offered Rate (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH irrevocably elected three-month LIBOR for $167 million of the debt for five years from the closing date of the AMH Credit Agreement, which expired in May 2012. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for $995 million of the loan, as discussed below, and 1.25% for $5 million of the loan as of March 31, 2013 and 3.75% for $995 million of the loan and 1.00% for $5 million of the loan as of December 31, 2012). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at March 31, 2013 was 4.00% and the interest rate on the remaining $5.0 million portion of the loan at March 31, 2013 was 1.25%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $793.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at March 31, 2013 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of March 31, 2013 and December 31, 2012, the AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of March 31, 2013, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $152.2 million, $92.0 million, $45.3 million, $196.2 million and $(829.4) million, respectively. As of December 31, 2012, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $94.9 million, $91.1 million, $62.3 million, $217.5 million and $(858.9) million, respectively.

In accordance with the AMH Credit Agreement as of March 31, 2013, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.

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

If AMH receives net cash proceeds from certain non-ordinary course asset sales, then such net cash proceeds shall be deposited in the cash collateral account as necessary to reduce its Leverage Ratio on a pro forma basis as of the last day of the most recently completed fiscal quarter (after giving effect to such non-ordinary course asset sale and such deposit) to (the following specified levels for the specified years, the “Sweep Leverage Ratio”) (i) for 2013, a Leverage Ratio of 3.50 to 1.00, (ii) for 2014, a Leverage Ratio of 3.25 to 1.00 and (iii) for 2015 and for all years thereafter, a Leverage Ratio of 3.00 to 1.00.

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of March 31, 2013, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreements—During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT Group/Equipment Financing Inc. (“CIT”) to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At March 31, 2013, the interest rate was 3.38%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreements for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of March 31, 2013, the carrying value of the remaining CIT secured loan was $9.4 million.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three months ended March 31, 2013 and 2012:

	Basic and Diluted
	For the Three Months Ended March 31,
	2013		2012
Numerator:
Net income attributable to Apollo Global Management, LLC	$248,978		$98,043
Distributions declared on Class A shares	(138,746	)(1)	(58,080	)(2)
Distributions on participating securities	(24,992)		(10,306)
Earnings allocable to participating securities	(13,718)		(4,749)

Undistributed income attributable to class A shareholders: Basic	71,522		24,908
Dilution effect on undistributed income attributable to Class A shareholders	5,600		1,220

Undistributed income attributable to class A shareholders: diluted	$77,122		$26,128

Denominator:
Weighted average number of Class A shares outstanding: Basic	131,249,034		125,269,253
Dilution effect of share options and unvested RSUs	4,770,767		2,246,410

Weighted average number of Class A shares outstanding: Diluted	136,019,801		127,515,663

Net income per Class A share: Basic
Distributed Income	$1.06		$0.46
Undistributed Income	0.54		0.20

Net Income per Class A Share: Basic	$1.60		$0.66

Net Income per Class A Share: Diluted(3)
Distributed Income	$1.02		$0.46
Undistributed Income	0.57		0.20

Net Income per Class A Share: Diluted	$1.59		$0.66

(1)	The Company declared a $1.05 distribution on Class A shares on February 8, 2013.
(2)	The Company declared a $0.46 distribution on Class A shares on February 12, 2012.
(3)	For the three months ended March 31, 2013, share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The AOG Units and participating securities were determined to be anti-dilutive for the three months ended March 31, 2013. For the three months ended March 31, 2012, share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The resulting diluted earnings per share amount was not significantly different from basic earnings per share and therefore was presented as the same amount. The AOG Units and participating securities were determined to be anti-dilutive for the three months ended March 31, 2012.

On October 24, 2007, the Company commenced the granting of restricted share units (“RSUs”) that provide the right to receive, upon vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees during 2012 and 2013 provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants made before 2010, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees in 2012 and 2013 (the Company refers to these as “Bonus Grants”) provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. As of March 31, 2013, approximately 21.1 million vested RSUs and 4.2 million unvested RSUs were eligible for participation in distribution equivalents.

Any distribution equivalent paid to an employee will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable distribution equivalents qualify as participating securities and are included in the Company’s basic and

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may up to four times each year, upon notice (subject to the terms of the exchange agreement), exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the ten Apollo Operating Group partnerships to effectuate an exchange for one Class A share. If fully converted, the result would be an additional 240,000,000 Class A shares added to the diluted earnings per share calculation.

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

The table below presents transactions in Class A shares during the three months ended March 31, 2013 and the year ended December 31, 2012, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of AGM Class A Shares Transaction	Number of Shares Issued in AGM Class A Shares Transaction (in thousands)	AGM ownership% in AOG before AGM Class A Shares Transaction		AGM ownership% in AOG after AGM Class A Shares Transaction		Holdings ownership% in AOG before AGM Class A Shares Transaction		Holdings ownership% in AOG after AGM Class A Shares Transaction
January 18, 2012	Issuance	394	34.1%		34.1%		65.9%		65.9%
February 13, 2012	Issuance	1,994	34.1%		34.5%		65.9%		65.5%
March 5, 2012	Issuance	50	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
April 3, 2012	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
July 9, 2012	Issuance	1,452	34.5%		34.7%		65.5%		65.3%
August 6, 2012	Issuance	1,962	34.7%		35.1%		65.3%		64.9%
October 9, 2012	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 12, 2012	Issuance	25	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 19, 2012	Issuance	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
January 9, 2013	Issuance	150	35.1%		35.2%		64.9%		64.8%
January 25, 2013	Issuance	23	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
February 11, 2013	Issuance	1,913	35.2%		35.5%		64.8%		64.5%
March 19, 2013	Issuance	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)

(1)	Transaction did not have a material impact on ownership.

10. EQUITY-BASED COMPENSATION

AOG Units

The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the three months ended March 31, 2013 and 2012, $15.0 million and $116.2 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 0% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of March 31, 2013, there was $15.0 million of total unrecognized compensation cost related to unvested AOG Units that are expected to vest over the next three months.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the activity of the AOG Units for the three months ended March 31, 2013:

	Apollo Operating Group Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	1,500,366	$20.00
Granted	—	—
Forfeited	—	—
Vested at March 31, 2013	(750,180)	20.00

Balance at March 31, 2013	750,186	$20.00

Units Expected to Vest—As of March 31, 2013, approximately 750,186 AOG Units were expected to vest over the next three months.

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. All grants after March 29, 2011 consider the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to 24 quarters (for Plan Grants) or annual vesting over three years (for Bonus Grants). During the three months ended March 31, 2013, 204,570 RSUs were granted with a weighted average grant date fair value of $19.93 per RSU. The actual forfeiture rate was 0.9% and 1.3% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, $27.5 million and $31.0 million of compensation expense were recognized, respectively.

Delivery of Class A Shares

During the first quarter of 2013 and 2012, the Company delivered Class A shares for vested RSUs. The Company generally allows RSU participants to settle their tax liabilities with a reduction of their Class A share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a tax liability and a corresponding accumulated deficit adjustment. The adjustment was $22.8 million and $17.0 million in the first quarter in 2013 and 2012, respectively, and is disclosed in the condensed consolidated statements of changes in shareholders’ equity.

The delivery of RSUs does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A Shareholders. The delivery of Class A shares for vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the three months ended March 31, 2013, the Company delivered 2,091,339 Class A shares in settlement of vested RSUs, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 35.5% from 35.1%.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes RSU activity for the three months ended March 31, 2013:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2013	14,724,474	$11.62	22,512,930	37,237,404
Granted	204,570	19.93	—	204,570
Forfeited	(130,960)	12.53	—	(130,960)
Delivered	—	13.12	(3,114,564)	(3,114,564)
Vested	(1,719,592)	11.16	1,719,592	—

Balance at March 31, 2013	13,078,492	$11.80	21,117,958	34,196,450 (1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

Units Expected to Vest—As of March 31, 2013, approximately 12,300,000 RSUs were expected to vest.

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, the following options were granted. Below is a summary of their respective vesting terms:

Date of Grant	Options Granted	Vesting Terms
December 2, 2010	5,000,000	Vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016.

January 22, 2011	555,556	Half of such options that vested and became exercisable on December 31, 2011 were exercised on March 5, 2012 and the other half that were due to become exercisable on December 31, 2012 were forfeited during the quarter ended March 31, 2012.

April 9, 2011	25,000	Vested and became exercisable with respect to half of the options shares on December 31, 2011 and the other half vested in four equal quarterly installments starting on March 31, 2012 and ending on December 31, 2012.

July 9, 2012	50,000	Will vest and become exercisable with respect to 4/24 of the option shares on June 30, 2013 and the remainder will vest in equal installments over each of the remaining 20 quarters with full vesting on June 30, 2018.
December 28, 2012	200,000

For the three months ended March 31, 2013 and 2012, $1.2 million and $1.2 million of compensation expense were recognized as a result of option grants, respectively.

Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2012:

Assumptions:	2012(2)
Risk-free interest rate	1.11%
Weighted average expected dividend yield	8.13%
Expected volatility factor(1)	45.00%
Expected life in years	6.66
Fair value of options per share	$3.01

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices and the Company’s volatility.
(2)	Represents weighted average of 2012 grants.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the share option activity for the three months ended March 31, 2013:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2013	5,275,000	$8.44	$29,020	8.01
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at March 31, 2013	5,275,000	8.44	$29,020	7.76

Exercisable at March 31, 2013	1,899,998	$8.13	$10,706	7.67

Options Expected to Vest—As of March 31, 2013, approximately 3,170,000 options were expected to vest.

The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at March 31, 2013 was $17.2 million and is expected to be recognized over a weighted average period of 3.8 years. No options were exercised during the three months ended March 31, 2013.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depository units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value is based on the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the three months ended March 31, 2013 and 2012, the actual forfeiture rate was 0%. For the three months ended March 31, 2013 and 2012, $0.3 million and $0.1 million of compensation expense was recognized, respectively.

During the three months ended March 31, 2013 and 2012, the Company delivered 114,896 and 60,702 RDUs, respectively, to individuals who had vested in these units. The deliveries in 2013 resulted in a satisfaction of liability of $1.0 million and the recognition of a net decrease of additional paid in capital of $1.4 million. These amounts are presented in the condensed consolidated statements of changes in shareholders’ equity. There was $0.3 million and $1.0 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of March 31, 2013 and December 31, 2012, respectively. The following table summarizes RDU activity for the three months ended March 31, 2013:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2013	338,430	$8.85	114,896	453,326
Granted	—	—	—	—
Forfeited	—	—	—	—
Delivered	—	9.02	(114,896)	(114,896)
Vested	—	—	—	—

Balance at March 31, 2013	338,430	$8.85	—	338,430

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Units Expected to Vest—As of March 31, 2013, approximately 318,000 RDUs were expected to vest over the next three years.

The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2013	1,685,345
Purchases	6,236
Granted	—
Forfeited	—

Balance at March 31, 2013	1,691,581

Restricted Stock and Restricted Stock Unit Awards— Apollo Commercial Real Estate Finance, Inc. (“ARI”)

ARI restricted stock and restricted stock unit awards granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for transfer restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2013 and 2012, $1.4 million and $0.5 million of management fees and $1.0 million and $0.4 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0% and 1% for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the three months ended March 31, 2013:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of RSUs Outstanding
Balance at January 1, 2013	—	237,542	$14.62	225,232	462,774
Granted to employees of the Company	—	180,000	16.66	—	180,000
Granted to the Company	—	40,000	17.59	—	40,000
Forfeited by employees of the Company	—	—	—	—	—
Vested awards of the employees of the Company	—	(48,417)	14.91	48,417	—
Vested awards of the Company	—	(52,000)	14.85	52,000	—

Balance at March 31, 2013	—	357,125	$15.91	325,649	682,774

Units Expected to Vest—As of March 31, 2013, approximately 341,000 shares of ARI RSUs were expected to vest over the next three years.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc. (“AMTG”)

AMTG restricted stock units (“AMTG RSUs”) granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the condensed consolidated statements of operations.

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for transfer restrictions and timing of distributions. For the three months ended March 31, 2013, $0.3 million of management fees and $0.3 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three months ended March 31, 2012, $0.0 million management fees and $0.0 million compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 0% for the three months ended March 31, 2013 and, 2012.

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the three months ended March 31, 2013:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2013	161,257	$20.28	12,862	174,119
Vested awards of the employees of the Company	(1,012)	16.57	1,012	—
Vested awards of the Company	(1,563)	18.20	1,563	—

Balance at March 31, 2013	158,682	$20.32	15,437	174,119

Units Expected to Vest—As of March 31, 2013, approximately 150,000 AMTG RSUs were expected to vest over three years.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$15,004	64.5%	$9,702	$5,302
RSUs and Share Options	28,727	—	—	28,727
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	1,296	64.5	836	460
AAA RDUs	259	64.5	167	92

Total Equity-Based Compensation	$45,286		10,705	34,581

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,003)	(291)

Capital Increase Related to Equity-Based Compensation			$9,702	$34,290

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2012:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$116,171	65.5%	$76,330	$39,841
RSUs and Share Options	32,162	—	—	32,162
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	395	65.5	259	136
AAA RDUs	138	65.5	90	48

Total Equity-Based Compensation	$148,866		76,679	72,187

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(349)	(184)

Capital Increase Related to Equity-Based Compensation			$76,330	$72,003

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

11. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES

The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

Due from affiliates and due to affiliates are comprised of the following:

	As of March 31, 2013	As of December 31, 2012
Due from Affiliates:
Due from private equity funds	$50,254	$28,201
Due from portfolio companies	30,076	46,048
Management and advisory fees receivable from credit funds	54,355	46,000
Due from credit funds	22,362	22,278
Due from Contributing Partners, employees and former employees	9,831	9,536
Due from real estate funds	17,431	17,950
Other	5,672	3,299

Total Due from Affiliates	$189,981	$173,312

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$441,997	$441,997
Due to private equity funds	14,579	12,761
Due to credit funds	353	19,926
Due to real estate funds	—	1,200
Distributions payable to employees	19,461	1,567

Total Due to Affiliates	$476,390	$477,451

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

APO Corp. entered into a tax receivable agreement (“TRA”) with the Managing Partners and Contributing Partners that provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization. If the Company does not make the required annual payment on a timely basis as outlined in the TRA, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% or $12.1 million of the required payments pursuant to the TRA that is attributable to the 2010 fiscal year for a period of four years until April 5, 2014. During the three months ended March 31, 2013, there were no payments made in connection with the TRA.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Due from Contributing Partners, Employees and Former Employees

As of March 31, 2013 and December 31, 2012, the Company has accrued $6.7 million and $6.5 million, respectively, from the Contributing Partners and certain employees associated with a credit agreement with Fund VI as described below in “Due to Private Equity Funds.” As of March 31, 2013 and December 31, 2012, the Company had no receivables from the Contributing Partners, certain employees and former employees in connection with any potential general partner obligation to return previously distributed carried interest income.

Management Fee Waiver and Notional Investment Program

In 2012, Apollo had forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $6.8 million for the three months ended March 31, 2012. The investment period for Fund VII and ANRP for the management fee waiver plan was terminated as of December 31, 2012 and as a result there was no related compensation expense for March 31, 2013.

Distributions

In addition to other distributions such as TRA payments, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2012 and 2013 (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 12, 2012	$0.46	February 29, 2012	$58.1	$110.4	$168.5	$10.3
May 8, 2012	$0.25	May 30, 2012	$31.6	$60.0	$91.6	$6.2
August 2, 2012	$0.24	August 31, 2012	$31.2	$57.6	$88.8	$5.3
November 9, 2012	$0.40	November 30, 2012	$52.0	$96.0	$148.0	$9.4
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0	$390.7	$25.0

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

Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. There was no indemnification liability recorded as of March 31, 2013 and December 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Athene

Under an amended services contract with Athene and Athene Life Re Ltd., effective February 6, 2013, the Company earns a quarterly monitoring fee based on Athene’s capital and surplus, excluding the shares of Athene Holding Ltd. that were newly acquired by AAA Investments in the AAA Transaction (“Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. As a result of the amendment, the total monitoring fee receivable is based on the value of Athene share equivalents determined at each reporting period. At Athene’s option, the monitoring fee can be settled in either cash or, under certain circumstances, Athene shares. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. For the three months ended March 31, 2013 and 2012, the Company earned $19.5 million and $2.7 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. As of March 31, 2013 the Company had a $19.5 million receivable, which is accounted for as a derivative (as described below), recorded in due from affiliates on the condensed consolidated statements of financial condition.

Under an amended services contract with AAA and other AAA affiliated service recipients including AAA Guarantor-Athene L.P. and AAA Investments, effective October 31, 2012, the Company earns a quarterly management fee based on AAA Investments’ adjusted assets through December 31, 2020, the termination date. As a result of the amendment, the total fee receivable is based on the value of Athene share equivalents determined at each reporting period. At the option of AAA Guarantor – Athene L.P. and AAA Investments, L.P, the management fee can be settled in either cash or, under certain circumstances, Athene shares. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. Related to this amended service contract, as of March 31, 2013 and December 31, 2012, the Company had a receivable of $4.6 million and $2.1 million, respectively, which is recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fee earned by the Company for the three months ended March 31, 2013 and 2012, was $3.1 million (of which $0.6 million related to the derivative component, as described below) and $4.5 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.

These amended contracts together with related derivative contracts issued pursuant to these amended contracts meet the definition of a derivative under U.S. GAAP. The Company has classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The value of these derivatives is determined by multiplying the Athene share equivalents by the estimated price per share of Athene.

The change in market value of these derivatives is reflected in other income, net in the condensed consolidated statements of operations. For the three months ended March 31, 2013, there was $0.0 million of changes in market value recognized related to these derivatives.

The following table summarizes the fair value of these derivatives, which are measured at fair value and characterized as Level III liabilities:

For the Three Months Ended March 31,
2013
Balance, Beginning of Period	$2,126
Fees Received	22,001

Balance, End of Period	$24,127

The following table summarizes the quantitative inputs and assumptions used for these derivatives, at fair value, categorized as Level III in the fair value hierarchy as of March 31, 2013:

	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Inputs	Multiple	Weighted Average
Financial Assets:
Athene/AAA Derivative	$24,127	Discounted Cash Flow/Market Multiples	Weighted Average Cost of Capital / Comparable Multiples	1.22x	15%

        The significant unobservable inputs used in the fair value measurement of the Level III derivatives are the comparable multiples and weighted average cost of capital rates applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, the comparable multiples are generally multiplied by the underlying company’s embedded value to establish the total enterprise value of these derivatives which is comparable to multiples of embedded value and is determined based on the implied trading multiple of industry peers. Similarly, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of the derivative; conversely a decrease in the discount rate can significantly increase the fair value of the derivative. The discount rate is determined based on the weighted average cost of capital calculation that weights the cost of equity and the cost of debt based on comparable debt to equity ratios.

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. During the three months ended March 31, 2013, there was no interest paid and $0.1 million accrued interest on the outstanding loan

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

obligation. As of March 31, 2013, the total outstanding loan aggregated $9.4 million, including accrued interest of $1.3 million which approximated fair value, of which approximately $6.7 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

Due to Credit Funds

In connection with the acquisition of Gulf Stream Asset Management, LLC (“Gulf Stream”) during October 2011, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. Additionally the Company deferred a payment obligation to the former owners. This obligation was $3.9 million at the date of acquisition and was paid in December 2012. The contingent consideration liability had a fair value of approximately $14 million as of March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, the former owner was no longer an employee of Apollo and therefore the contingent consideration was reported within profit sharing payable in the condensed consolidated statements of financial condition.

Similar to the private equity funds, certain credit funds allocate carried interest income to the Company. Assuming SOMA liquidated on December 31, 2012, the Company had accrued a liability to SOMA of $19.3 million in connection with the potential general partner obligation to return previously distributed carried interest income from SOMA. This amount reversed during the three months ended March 31, 2013; as such there was no general partner obligation accrued as of March 31, 2013.

Due to Real Estate Funds

In connection with the acquisition of Citi Property Investors (“CPI”) on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled a percentage of net realized after tax profits from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013. No remaining contingency existed at March 31, 2013.

Regulated Entities

During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS is in compliance with these requirements at March 31, 2013. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS earns underwriting and transaction fees for its services. The Company also has an entity based in London which is subject to the capital requirements of the U.K. Financial Conduct Authority. This entity has continuously operated in excess of these regulatory capital requirements.

All of the investment advisors of the Apollo funds are affiliates of certain subsidiaries of the Company that are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Interests in Consolidated Entities

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net income attributable to Non-Controlling Interests consisted of the following:

	March 31,
	2013	2012
	(in thousands)
AAA(1)	$(45,682)	$(150,162)
Interest in management companies and a co-investment vehicle(2)	(3,836)	166
Other consolidated entities	21,919	—

Net income attributable to Non-Controlling Interests in consolidated entities	(27,599)	(149,996)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	(38,242)	30,294
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(485,246)	(213,396)

Net income attributable to Non-Controlling Interests	$(551,087)	$(333,098)

Net income (loss) attributable to Appropriated Partners’ Capital(4)	38,242	(30,294)
Other Comprehensive Income attributable to Non-Controlling Interests	—	(1,209)

Comprehensive Income Attributable to Non-Controlling Interests	$(512,845)	$(364,601)

(1)	Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% and 98% during the three months ended March 31, 2013 and 2012, respectively.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies.
(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to non-controlling interest on the condensed consolidated statements of comprehensive income.

12. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitment to certain funds managed by the Company. As of March 31, 2013, the maximum exposure relating to these financial guarantees approximated $3.3 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, credit and real estate funds, Apollo has unfunded capital commitments as of March 31, 2013 and December 31, 2012 of $230.0 million and $258.3 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States. As of March 31, 2013, no capital support had been provided by the Company to Athene in connection with this commitment.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2013, the Company was not aware of any instances of noncompliance with any of these covenants.

Litigation and Contingencies— Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and litigations, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the Fourth Amended Complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a Fifth Amended Complaint, adding ten additional transactions and expanding the scope of the class seeking relief. On September 7, 2011, the Court gave the plaintiffs permission to take limited discovery on the ten additional transactions. By Court order, the parties concluded discovery on May 21, 2012. The plaintiffs then filed a Fifth Amended Complaint under seal on June 14, 2012. One week later, the defendants moved to dismiss portions of the Fifth Amended Complaint. On July 18, 2012, the Court granted the defendants’ motion in part and denied it in part. On July 21, 2012, all defendants filed motions for summary judgment. While those motions were pending, the New York Times moved to intervene and unseal the Fifth Amended Complaint. Following briefing on the motion to intervene, the Court publicly filed a version of the Fifth Amended Complaint containing four redactions. The Court heard oral argument on the defendants’ motions for summary judgment in December 2012 and issued a ruling on March 13, 2013. In its ruling, the Court found that the plaintiffs failed to raise a genuine dispute regarding the overarching conspiracy as defined in the Fifth Amended Complaint. The Court did determine, however, that the record contained some evidence from which a narrower conspiracy could be inferred. The Court therefore denied the defendants’ motions for summary judgment without prejudice, granting them permission to file renewed motions for summary judgment on the narrower, Court-defined conspiracy. Following the ruling, the Court ordered that any renewed summary judgment motions be filed by April 16, 2013, with opposition due on May 16, 2013, and reply briefing due on June 5, 2013. Apollo filed its renewed summary judgment motion on April 16, 2013, arguing that there is no evidence that Apollo agreed to or participated in the narrower, Court-defined conspiracy. Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. Apollo believes the plaintiffs’ claims lack factual and legal merit and intends to defend it vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On May 1, 2013, defendants moved to extend until June 1, 2013 their deadline to respond to the Frank complaint. AGM believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against AGM are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Apollo believes that it has handled its use of placement agents in an appropriate manner. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada (the “Nevada Bankruptcy Court”) approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. On April 15, 2013, the Arvco Debtors initiated an adversary proceeding against Apollo

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

(and several associated entities) in the Nevada Bankruptcy Court. In their complaint, the Arvco Debtors allege that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seek to recover purported fees they claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and the common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. For these reasons, no estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

As of March 31, 2013, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Aggregate minimum future payments	$27,422	$37,180	$36,357	$35,335	$32,798	$74,353	$243,445

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.6 million and $9.4 million for the three months ended March 31, 2013 and 2012, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting, LLC. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2013, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Other long-term obligations	$5,498	$995	$250	$—	$—	$—	$6,743

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Contingent Obligations—Carried interest income in both private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through March 31, 2013 and that would be reversed approximates $4.1 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of March 31, 2013
Private Equity Funds:
Fund VII	$1,682,657
Fund VI	1,186,944
Fund V	227,653
Fund IV	13,944
AAA/Other	110,980

Total Private Equity Funds	3,222,178

Credit Funds:
U.S. Performing Credit	684,716
Structured Credit	36,685
European Credit Funds	49,030
Non-Performing Loans	72,069
Opportunistic Credit	60,604

Total Credit Funds	903,104

Real Estate Funds:
CPI Funds	10,931

Total Real Estate Funds	10,931

Total	$4,136,213

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 11 to our condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income of $0.3 million relating to APC as of March 31, 2013.

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

One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of March 31, 2013, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the acquisition of Stone Tower Capital LLC (“Stone Tower”) in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $117.2 million and $126.9 million as of March 31, 2013 and December 31, 2012, respectively.

In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of approximately $14 million as of March 31, 2013 and December 31, 2012, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.

In connection with the acquisition of CPI on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled 25% of the net realized after tax profit from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations, for the three months ended March 31, 2013. No remaining contingency exists at March 31, 2013.

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

The following table summarizes the quantitative inputs and assumptions used for the contingent consideration obligations categorized in Level III of the fair value hierarchy as of March 31, 2013:

	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets:
Contingent consideration obligations	$131,231	Discounted cash flow	Discount rate	9.2%-11.1%	9.4%

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The significant unobservable input used in the fair value measurement of the contingent obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases (decreases) in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely, decreases in the discount rate can significantly increase the fair value of the contingent consideration obligations. In order to determine the discount rate, the Company considered the following: the weighted average cost of capital for the Company, the implied internal rate of return for the transaction, and weighted average return on assets.

The following table summarizes the changes in contingent consideration obligations, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended March 31,
	2013	2012
Balance, Beginning of Period	$142,219	$5,900
Payments	(24,419)	—
Change in fair value	13,431	—

Balance, End of Period	$131,231	$5,900

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

The Company is subject to a concentration risk related to the investors in its funds. As of March 31, 2013, there were more than 1,000 limited partner investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At March 31, 2013 and December 31, 2012, $737.7 million and $737.8 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

The Company’s financial results vary since carried interest, which generally constitutes a large portion of the income from the funds that Apollo manages, as well as the transaction and advisory fees that the Company receives, can vary significantly from quarter to quarter and year to year. As a result, the Company emphasizes long-term financial growth and profitability to manage its business.

The tables below present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

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

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2013:

	As of and for the Three Months Ended March 31, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$44,328	$1,966	$1,125	$47,419
Management fees from affiliates	66,272	84,364	13,591	164,227
Carried interest income from affiliates	990,993	133,775	952	1,125,720

Total Revenues	1,101,593	220,105	15,668	1,337,366
Expenses	447,008	117,724	17,306	582,038
Other Income	24,183	15,417	1,014	40,614
Non-Controlling Interests	—	(3,464)	—	(3,464)

Economic Net Income (Loss)	$678,768	$114,334	$(624)	$792,478

Total Assets	$3,243,807	$1,787,551	$95,795	$5,127,153

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended March 31, 2013:

	As of and for the Three Months Ended March 31, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,337,366		$(28,293	)(1)	$1,309,073
Expenses	582,038		40,564	(2)	622,602
Other income	40,614		91,559	(3)	132,173
Non-Controlling Interests	(3,464)		(547,623)		(551,087)

Economic Net Income	$792,478	(5)	N/A		N/A

Total Assets	$5,127,153		$16,162,184	(6)	$21,289,337

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Three Months Ended March 31, 2013
Net gains from investment activities	$48,103
Net gains from investment activities of consolidated variable interest entities	47,861
Loss from equity method investments(4)	(1,569)
Interest	438
Other	(3,274)

Total Consolidation Adjustments	$91,559

(4)	Included is $(372) reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended March 31, 2013
Economic Net Income	$792,478
Income tax provision	(18,579)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(485,246)
Non-cash charges related to equity-based compensation(7)	(27,930)
Amortization of intangible assets	(11,745)

Net Income Attributable to Apollo Global Management, LLC	$248,978

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2013:

	For the Three Months Ended March 31, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$44,328	$—	$44,328	$1,966	$—	$1,966
Management fees from affiliates	66,272	—	66,272	84,364	—	84,364
Carried interest income from affiliates:
Unrealized gains(1)	—	697,614	697,614	—	73,247	73,247
Realized gains	—	293,379	293,379	9,051	51,477	60,528

Total Revenues	110,600	990,993	1,101,593	95,381	124,724	220,105
Compensation and benefits(2)	40,784	384,257	425,041	40,838	38,563	79,401
Other expenses(2)	21,967	—	21,967	38,323	—	38,323

Total Expenses	62,751	384,257	447,008	79,161	38,563	117,724

Other Income	1,632	22,551	24,183	4,455	10,962	15,417
Non-Controlling Interests	—	—	—	(3,464)	—	(3,464)

Economic Net Income	$49,481	$629,287	$678,768	$17,211	$97,123	$114,334

(1)	Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income or fees with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

(2)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended March 31, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$1,125	$—	$1,125
Management fees from affiliates	13,591	—	13,591
Carried interest income from affiliates:
Unrealized gains	—	598	598
Realized gains	—	354	354

Total Revenues	14,716	952	15,668

Compensation and benefits(1)	9,130	800	9,930
Other expenses(1)	7,376	—	7,376

Total Expenses	16,506	800	17,306

Other Income	1,138	(124)	1,014

Economic Net (Loss) Income	$(652)	$28	$(624)

(1)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2012:

	As of and for the Three Months Ended March 31, 2012
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$25,880	$1,356	$—	$27,236
Management fees from affiliates	66,997	52,671	10,365	130,033
Carried interest income from affiliates	448,042	183,862	1,677	633,581

Total Revenues	540,919	237,889	12,042	790,850
Expenses	263,634	104,988	17,894	386,516
Other Income	33,877	24,129	1,056	59,062
Non-Controlling Interests	—	(1,409)	—	(1,409)

Economic Net Income (Loss)	$311,162	$155,621	$(4,796)	$461,987

Total Assets	$2,073,681	$1,310,323	$66,314	$3,450,318

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the three months ended March 31, 2012:

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2012:

	For the Three Months Ended March 31, 2012
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$25,880	$—	$25,880	$1,356	$—	$1,356
Management fees from affiliates	66,997	—	66,997	52,671	—	52,671
Carried interest income from affiliates:
Unrealized gains(1)	—	325,972	325,972	—	148,254	148,254
Realized gains	—	122,070	122,070	9,600	26,008	35,608

Total Revenues	92,877	448,042	540,919	63,627	174,262	237,889
Compensation and benefits(2)	38,560	204,283	242,843	35,753	43,318	79,071
Other expenses(2)	20,791	—	20,791	25,917	—	25,917

Total Expenses	59,351	204,283	263,634	61,670	43,318	104,988

Other Income	3,271	30,606	33,877	2,945	21,184	24,129
Non-Controlling Interests	—	—	—	(1,409)	—	(1,409)

Economic Net Income	$36,797	$274,365	$311,162	$3,493	$152,128	$155,621

(1)	Included in unrealized carried interest income from affiliates for the three months ended March 31, 2012 was reversal of $34.1 and $18.1 million of the general partner obligation to return previously distributed carried interest income or fees with respect to Fund VI and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended March 31, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Management fees from affiliates	$10,365	$—	$10,365
Carried interest income from affiliates:
Realized gains	—	1,677	1,677

Total Revenues	10,365	1,677	12,042

Compensation and benefits(1)	9,691	1,458	11,149
Other expenses(1)	6,745	—	6,745

Total Expenses	16,436	1,458	17,894

Other Income	877	179	1,056

Economic Net (Loss) Income	$(5,194)	$398	$(4,796)

(1)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

15. SUBSEQUENT EVENTS

On April 19, 2013 the Company issued 150,000 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On May 6, 2013, the Company declared a cash distribution of $0.57 per Class A share, which will be paid on May 30, 2013 to holders of record on May 16, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 644 employees, including 252 investment professionals, as of March 31, 2013.

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

As of March 31, 2013, approximately 93% of our total AUM was in funds with a contractual life at inception of seven years or more, and 10% of our total AUM was in permanent capital vehicles with unlimited duration.

As of March 31, 2013, we had total AUM of $114.3 billion across all of our businesses. Our latest private equity buyout fund, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2013, Fund VII had $3.6 billion of uncalled commitments, or “dry powder”, remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through March 31, 2013. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

Holding Company Structure

The diagram below depicts our current organizational structure:

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)	The Strategic Investors hold 45.4% of the Class A shares outstanding. The Class A shares held by investors other than the Strategic Investors represent 23.1% of the total voting power of our shares entitled to vote and 19.4% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)	Our Managing Partners own BRH, which in turn holds our only outstanding Class B share. The Class B share represents 76.9% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 56.6% of the limited partner interests in the Apollo Operating Group.
(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles limited partner interests in Holdings.
(4)	Holdings owns 64.5% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 56.6% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 7.9% of the AOG Units.
(5)	BRH is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.
(6)	Represents 35.5% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment

During the first quarter of 2013, global equity and credit markets continued to improve, assisted in part by low interest rate policies and other governmental actions. Against this backdrop, Apollo continued to generate realizations for fund investors, playing to the strengths of its flexible business model. Apollo returned $3.4 billion of capital and realized gains to the limited partners of the funds it manages during the first quarter of 2013. Apollo’s fundraising activities also continued at a generous pace, as evidenced by the $1.0 billion of new capital that was raised during the first quarter as institutional investors continued to turn to alternative investment managers for more attractive risk-adjusted returns in a low rate environment.

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

From the beginning of the third quarter of 2007 through March 31, 2013, we have deployed approximately $37.4 billion of gross invested capital across our private equity and certain credit funds focused on control, distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through March 31, 2013, the funds managed by Apollo have acquired approximately $18.1 billion in face value of distressed debt at discounts to par value and purchased approximately $50.8 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased many of these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.

Since the financial crisis in 2008, we have relied on our deep industry, credit and financial structuring experience, coupled with our strengths as a value-oriented, distressed investor, to deploy significant amounts of new capital within challenging economic environments. In addition, we actively work with the management of each of the portfolio companies of the funds we manage to maximize the underlying value of the business, including helping the companies to generate cost and working capital savings. We also rely on our deep credit structuring experience and work with management of the portfolio companies to help optimize the capital structure of such companies through proactive restructuring of the balance sheet to address near-term debt maturities or capturing discounts on publicly traded debt securities through exchange offers and potential debt buybacks. For example, as of March 31, 2013, Fund VI and its underlying portfolio companies purchased or retired approximately $20.0 billion in face value of debt and captured approximately $9.7 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. Additionally, the portfolio companies of Fund VI have implemented approximately$3.7 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through March 31, 2013, which we believe will positively impact their operating profitability.

In certain situations, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary and post recessionary periods (second half of 2007 through March 31, 2013), our private equity funds have invested $28.6 billion, of which $16.2 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.2x, 7.7x and 6.6x, respectively as of March 31, 2013. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable EBITDA which we believe captures the true economics for our purchases of portfolio companies.

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

Assets Under Management

Assets Under Management, or AUM, refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments to the extent a fund is within the commitment period in which management fees are calculated based on total commitments to the fund;

(ii)	the NAV of our credit funds, other than certain CLOs, which we measure by using the mark-to-market value of the aggregate principal amount of the underlying CLO and CDO credit funds that have a fee generating basis other than mark-to-market assets or liabilities, plus used or available leverage and/or capital commitments;

(iii)	the gross asset value or net asset value of our real estate entities and the structured portfolio company investments included within the funds we manage, which includes the leverage used by such structured portfolio companies;

(iv)	the incremental value associated with the reinsurance investments of the funds we manage; and

(v)	the fair value of any other investments that we manage plus unused credit facilities, including capital commitments for investments that may require pre-qualification before investment plus any other capital commitments available for investment that are not otherwise included in the clauses above.

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

Non-fee generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following: (a) fair value above invested capital for those funds that earn management fees based on invested capital, (b) net asset values related to general partner interests and co-investments, (c) unused credit facilities, (d) available commitments on those funds that generate management fees on invested capital, (e) structured portfolio company investments that do not generate monitoring fees and (f) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.

We use non-fee generating AUM combined with fee-generating AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income.

The table below displays fee-generating and non-fee generating AUM by segment as of March 31, 2013 and 2012 and December 31, 2012. Changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of March 31,				As of December 31,
	2013		2012		2012
	(in millions)
Total Assets Under Management	$114,269	(1)	$86,126	(1)	$113,379	(1)
Fee-generating	81,633		59,571		81,934
Non-fee generating	32,636	(1)	26,555	(1)	31,445	(1)

Private Equity	39,205		38,398		37,832
Fee-generating	27,868		27,653		27,932
Non-fee generating	11,337		10,745		9,900

Credit	63,535		36,465		64,406	(2)
Fee-generating	48,488		28,207		49,518	(2)
Non-fee generating	15,047		8,258		14,888	(2)

Real Estate	9,412		8,263		8,800	(2)
Fee-generating	5,277		3,711		4,484	(2)
Non-fee generating	4,135		4,552		4,316	(2)

(1)	As of March 31, 2013 and 2012 and December 31, 2012, includes $2.1 billion, $3.0 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.
(2)	Includes fee-generating and non-fee generating AUM as of September 30, 2012 for certain publicly traded vehicles managed by Apollo.

During the three months ended March 31, 2013, our total fee-generating AUM decreased primarily due to distributions, redemptions, and leverage, offset by increases in subscriptions and income across our three segments. The fee-generating AUM of our private equity funds decreased primarily due to leverage and distributions, partially offset by income and segment transfers in. The fee-generating AUM of our credit funds decreased during the three months ended March 31, 2013 primarily due to distributions, redemptions, segment transfers out and leverage offset by an increase in subscriptions. The fee-generating AUM of our real estate segment increased due to subscriptions and net segment transfers from other segments.

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

With respect to our private equity funds and certain of our credit and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to realized carried interest on the realized gains on the disposition of such funds’ investments. Certain funds may have current fair values below invested capital; however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders equity as defined in the applicable management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of March 31, 2013, our total fee-generating AUM is comprised of approximately 92% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of March 31, 2013 and 2012 and December 31, 2012 are presented below:

	As of March 31, 2013
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$16,024		$5,105		$193		$21,322
Fee-generating AUM based on invested capital	7,522		2,629		2,072		12,223
Fee-generating AUM based on gross/adjusted assets	924		31,315	(3)	2,740	(3)	34,979
Fee-generating AUM based on leverage(1)	3,376		2,957		—		6,333
Fee-generating AUM based on NAV	22		6,482		272		6,776

Total Fee-Generating AUM	$27,868	(2)	$48,488		$5,277		$81,633

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2013 was 57 months.
(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.

	As of March 31, 2012
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,857		$3,000		$260		$18,117
Fee-generating AUM based on invested capital	8,644		2,902		1,857		13,403
Fee-generating AUM based on gross/adjusted assets	972		17,059		1,364	(3)	19,395
Fee-generating AUM based on leverage(1)	3,180		3,156		—		6,336
Fee-generating AUM based on NAV	—		2,090		230		2,320

Total Fee-Generating AUM	$27,653	(2)	$28,207	(3)	$3,711		$59,571

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2012 was 62 months.
(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.

	As of December 31, 2012
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$15,854		$5,156		$194		$21,204
Fee-generating AUM based on invested capital	7,613		3,124		1,866		12,603
Fee-generating AUM based on gross/adjusted assets	855		31,599	(3)	2,134	(3)	34,588
Fee-generating AUM based on leverage(1)	3,610		3,101		—		6,711
Fee-generating AUM based on NAV	—		6,538		290		6,828

Total Fee-Generating AUM	$27,932	(2)	$49,518		$4,484		$81,934

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2012 was 61 months.
(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.

AUM as of March 31, 2013 and 2012 and December 31, 2012 was as follows:

	Total Assets Under Management
	As of March 31,				As of December 31,
	2013		2012		2012
	(in millions)
AUM:
Private equity	$39,205		$38,398		$37,832
Credit	63,535		36,465		64,406
Real estate	9,412		8,263		8,800

Total	$114,269	(1)	$86,126	(1)	$113,379	(1)

(1)	As of March 31, 2013 and 2012 and December 31, 2012, includes $2.1 billion, $3.0 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

The following table presents total Assets Under Management and fee generating Assets Under Management amounts for our private equity segment by strategy:

	Total AUM					Fee Generating AUM
	As of March 31,			As of December 31,		As of March 31,			As of December 31,
	2013		2012	2012		2013		2012	2012
	(in millions)
Traditional Private Equity Funds	$36,959		$36,610	$35,617		$25,611		$26,036	$25,706
ANRP	1,284		574	1,284		1,295		569	1,295
AAA	962	(1)	1,214	931	(1)	962	(1)	1,048	931	(1)

Total	$39,205		$38,398	$37,832		$27,868		$27,653	$27,932

(1)	Includes co-investments contributed to Athene by AAA, through its investment in AAA Investments, as part of the AAA Transaction.

The following table presents total Assets Under Management and fee-generating Assets Under Management amounts for our credit segment by strategy:

	Total AUM			Fee Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2013	2012	2012	2013	2012	2012
	(in millions)
U.S. Performing Credit	$26,978	$15,378	$27,509	$20,595	$11,126	$20,567
Structured Credit	12,528	2,456	11,436	8,166	1,357	7,589
Athene(1)	9,671	8,090	10,970	9,546	8,015	10,845
Non-Performing Loans	6,024	2,682	6,404	4,328	1,684	4,527
Opportunistic Credit	6,130	6,150	6,177	4,524	4,744	4,722
European Credit	2,204	1,709	1,910	1,329	1,281	1,268

Total	$63,535	$36,465	$64,406	$48,488	$28,207	$49,518

(1)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.

The following table presents total Assets Under Management and fee-generating Assets Under Management amounts for our real estate segment by strategy:

	Total AUM			Fee Generating AUM
	As of March 31,		As of December 31	As of March 31,		As of December 31,
	2013	2012	2012	2013	2012	2012
	(in millions)
Fixed Income	$5,552	$4,049	$4,826	$3,081	$1,506	$2,332
Equity	3,860	4,214	3,974	2,196	2,205	2,152

Total	$9,412	$8,263	$8,800	$5,277	$3,711	$4,484

The following tables summarize changes in total AUM and total AUM for each of our segments for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Change in Total AUM:
Beginning of Period	$113,379 (1)	$75,222
Income	4,057	4,456
Subscriptions/Capital raised	1,200	4,342 (1)
Other inflows/Acquisitions	—	1,382
Distributions	(3,396)	(313)
Redemptions	(353)	(100)
Leverage	(618)	1,137

End of Period	$114,269 (1)	$86,126 (1)

Change in Private Equity AUM:
Beginning of Period	$37,832	$35,384
Income	3,282	3,231
Subscriptions/Capital raised	4	10
Distributions	(1,902)	(60)
Net segment transfers	212	(2)
Leverage	(223)	(165)

End of Period	$39,205	$38,398

Change in Credit AUM:
Beginning of Period	$64,406	$31,867
Income	731	1,051
Subscriptions/Capital raised	673	1,027
Other inflows/Acquisitions	—	1,382
Distributions	(1,356)	(82)
Redemptions	(353)	(100)
Net segment transfers	(239)	(88)
Leverage	(327)	1,408

End of Period	$63,535	$36,465

Change in Real Estate AUM:
Beginning of Period	$8,800	$7,971
Income	44	174
Subscriptions/Capital raised	523	305
Distributions	(138)	(171)
Net segment transfers	251	90
Leverage	(68)	(106)

End of Period	$9,412	$8,263

(1)	As of March 31, 2013 and 2012, includes $2.1 billion and $3.0 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of our segments for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$81,934	$58,121
Income	173	401
Subscriptions/Capital raised	1,079	414
Other inflows/Acquisitions	—	1,381
Distributions	(911)	(185)
Redemptions	(370)	(96)
Net movements between Fee Generating and Non-Fee Generating	165	(4)
Leverage	(437)	(461)

End of Period	$81,633	$59,571

Change in Private Equity Fee-Generating AUM:
Beginning of Period	$27,932	$28,031
Income	61	76
Subscriptions/Capital raised	4	10
Distributions	(94)	(53)
Net segment transfers	196	—
Net movements between Fee Generating and Non-Fee Generating	3	9
Leverage	(234)	(420)

End of Period	$27,868	$27,653

Change in Credit Fee-Generating AUM:
Beginning of Period	$49,518	$26,553
Income	62	256
Subscriptions/Capital raised	632	303
Other inflows/Acquisitions	—	1,381
Distributions	(750)	(70)
Redemptions	(370)	(96)
Net segment transfers	(447)	(88)
Net movements between Fee Generating and Non-Fee Generating	46	9
Leverage	(203)	(41)

End of Period	$48,488	$28,207

Change in Real Estate Fee-Generating AUM:
Beginning of Period	$4,484	$3,537
Income	50	69
Subscriptions/Capital raised	443	101
Distributions	(67)	(62)
Net segment transfers	251	88
Net movements between Fee Generating and Non-Fee Generating	116	(22)

End of Period	$5,277	$3,711

Private Equity

During the three months ended March 31, 2013, the AUM in our private equity segment increased by $1.4 billion, or 3.6%. This increase was a result of $3.3 billion of income that was primarily attributable to improved unrealized gains in our private equity funds including $1.6 billion in Fund VI and $1.5 billion in Fund VII. Offsetting this increase was $1.9 billion of distributions, including $1.4 billion in Fund VII and $0.4 billion in Fund VI.

During the three months ended March 31, 2012, the AUM in our private equity segment increased by $3.0 billion, or 8.5%. This increase was a result of $3.2 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $1.6 billion in Fund VI and $1.4 billion in Fund VII. Offsetting this increase was $0.2 billion of decreased leverage, including $0.1 billion in Fund VI. See “—Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, credit and real estate segments had on our revenues by segment.

Credit

During the three months ended March 31, 2013, AUM in our credit segment decreased by $0.9 billion, or 1.4%. This decrease consisted of $1.4 billion of distributions, $0.3 billion of leverage, redemptions of $0.4 billion and segment transfers out of $0.2 billion. This decrease in AUM was offset by $0.7 billion of income that was primarily attributable to improved unrealized gains across our credit funds, and additional subscriptions of $0.7 billion.

During the three months ended March 31, 2012, AUM in our capital markets segment increased by $4.6 billion, or 14.4%. This increase was a result of $1.4 billion related to other inflows from Athene, $1.1 billion of income that was primarily attributable to improved unrealized gains across most of our capital markets funds, and additional subscriptions of $1.0 billion, primarily comprised of additional capital raised in connection with three recently formed funds. ACSP raised $0.6 billion, Financial Credit Investment I, L.P. (“FCI”) raised $0.2 billion and EPF II raised $0.2 billion during the three months ended March 31, 2012. The increase was also impacted by an additional $1.4 billion of leverage from a number of our capital markets funds. These increases were offset by a $0.1 billion decrease in AUM that was impacted by distributions, segment transfers out of $0.1 billion and redemptions of $0.1 billion.

Real Estate

During the three months ended March 31, 2013, AUM in our real estate segment increased by $0.6 billion, or 7.0%, which was primarily the result of $0.5 billion of additional subscriptions and $0.3 billion of segment transfers in. These increases were offset by segment transfers out of $0.1 billion and distributions of $0.1 billion.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Private equity dollars invested	$1,190	$984

The following table summarizes the uncalled private equity commitments as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
	(in millions)
Uncalled private equity commitments	$6,315	$7,464	$7,396

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2013, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2013. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.”

Investment Record

Private Equity

The following table summarizes the investment record of our private equity funds. All amounts are as of March 31, 2013, unless otherwise noted:

				Committed
				Capital Less				As of				As of
	Vintage Year	Committed Capital	Total Invested Capital	Unfunded Capital Commitments(1)	Realized	Unrealized(2)	Total Value	March 31, 2013				December 31, 2012
								Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
AION	2012	$274	$—	$—	$—	$—	$—	NM	(3)	NM	(3)	NM	(3)	NM	(3)
ANRP	2012	1,323	318	346	11	289	300	NM	(3)	NM	(3)	NM	(3)	NM	(3)
Fund VII	2008	14,676	14,719	11,107	12,370	13,522	25,892	37%		28%		35%		26%
Fund VI	2006	10,136	11,816	9,065	7,100	11,624	18,724	13		10		11		9
Fund V	2001	3,742	5,192	3,742	11,627	1,263	12,890	61		44		61		44
Fund IV	1998	3,600	3,481	3,600	6,767	58	6,825	12		9		12		9
Fund III	1995	1,500	1,499	1,500	2,654	39	2,693	18		11		18		11
Fund I, II & MIA(4)	1990/92	2,220	3,773	2,220	7,924	—	7,924	47		37		47		37

Totals		$37,471	$40,798	$31,580	$48,453	$26,795	$75,248	39	%(5)	26	%(5)	39	%(5)	25	%(5)

	Vintage Year	Current Net Asset Value as of March 31, 2013	Total Return
			For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
AAA(6)	2006	$1,647.6	12%	20%

(1)	“Committed Capital Less Unfunded Capital Commitments” represent capital commitments from limited partners to invest in a particular fund less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements.
(2)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(3)	AION and ANRP commenced investing capital less than 24 months prior to the period indicated. Given the limited investment period and overall longer investment period for private equity funds, the return information was deemed not meaningful.
(4)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III were excluded assets in connection with the 2007 Reorganization of Apollo Global Management, LLC. As a result, Apollo Global Management, LLC did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with our managing partners and other investment professionals.
(5)	Total IRR is calculated based on total cash flows for all funds presented.
(6)	AAA completed its initial public offering in June 2006 and is the sole limited partner in AAA Investments. AAA was originally designed to give investors in its common units exposure as a limited partner to certain of the strategies that we employ and allowed us to manage the asset allocations to those strategies by investing alongside our private equity funds and directly in our credit funds and certain other opportunistic investments that we sponsor and manage. On October 31, 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene in connection with the AAA Transaction. After the AAA Transaction, Athene was AAA’s only material investment and as of March 31, 2013, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. with an approximate 72% ownership stake (without giving effect to restricted common shares issued under Athene’s management equity plan). Additional information related to AAA can be found on its website www.apolloalternativeassets.com. The information contained in AAA’s website is not part of this Quarterly Report on Form 10-Q.

The following table summarizes the investment record for distressed investments made in our private equity fund portfolios excluding ANRP and AION, since the Company’s inception. All amounts are as of March 31, 2013:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,612	$16,472	29%
Non-Control Distressed	5,968	8,469	71

Total	11,580	24,941	49

Buyout Equity, Portfolio Company Debt and Other Credit(2)	28,900	50,007	22

Total	$40,480	$74,948	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.
(2)	Other Credit means investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of our Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of March 31, 2013:

Fund VII

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,154	$18,590
Other Credit & Classic Distressed(1)	4,565	7,302

Total	$14,719	$25,892

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$9,671	$15,142
Other Credit & Classic Distressed(1)	2,145	3,582

Total	$11,816	$18,724

Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,928
Classic Distressed(1)	780	962

Total	$5,192	$12,890

(1)	Classic Distressed means investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

Credit

The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which is computed for the purposes of this table based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. Apollo also manages CLOs within our credit segment which had total AUM of approximately $10.5 billion as of March 31, 2013. Such CLO performance information is not included in the following credit investment record tables. All amounts are as of March 31, 2013, unless otherwise noted:

				Total				As of March 31, 2013				As of December 31, 2012
	Strategy	Vintage Year	Committed Capital	Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
ACRF II(2)	Structured Credit	2012	$104.4	$104.4	$2.5	$116.7	$119.2	NM	(4)	NM	(4)	NM	(4)	NM	(4)
EPF II(3)(5)	Non-Performing Loans	2012	3,582.5	300.8	57.8	276.2	334.0	NM	(4)	NM	(4)	NM	(4)	NM	(4)
FCI(3)	Structured Credit	2012	558.8	443.2	15.0	528.0	543.0	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AESI(3)(5)	European Credit	2011	455.7	483.8	267.5	276.7	544.2	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AEC(3)	European Credit	2011	292.5	262.1	132.0	147.8	279.8	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AIE II(5)	European Credit	2008	264.7	835.6	1,009.8	254.3	1,264.1	19.2%		15.6%		19.4%		15.6%
COF I	U.S. Performing Credit	2008	1,484.9	1,611.3	2,368.2	1,858.6	4,226.8	31.2		28.1		30.7		27.6
COF II	U.S. Performing Credit	2008	1,583.0	2,176.4	1,967.2	1,138.2	3,105.4	14.6		12.0		14.3		11.7
EPF I(5)	Non-Performing Loans	2007	1,659.9	2,129.1	1,535.2	1,279.4	2,814.6	17.9		11.8		18.6		11.6
ACLF	U.S. Performing Credit	2007	984.0	1,448.5	2,136.0	237.5	2,373.5	13.4		11.5		13.0		11.2
Artus	U.S. Performing Credit	2007	106.6	190.1	225.9	—	225.9	7.0		6.8		7.0		6.8

Totals			$11,077.0	$9,985.3	$9,717.1	$6,113.4	$15,830.5

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	As part of the acquisition of Stone Tower, Apollo acquired the manager of Apollo Structured Credit Recovery Master Fund II, Ltd. (“ACRF II”). Apollo became the manager of this fund upon completing the acquisition on April 2, 2012.
(3)	AESI and AEC were launched during 2011 and have not established their vintage year. EPF II and FCI deployed capital prior to the vintage year and had their final capital raises in 2012, establishing their vintage year.
(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(5)	Funds are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.28 as of March 31, 2013.

The following table summarizes the investment record for certain funds and SIAs with no maturity date. All amounts are as of March 31, 2013, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of March 31, 2013	Since Inception to March 31, 2013		For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012		Since Inception to December 31, 2012		For the Year Ended December 31, 2012
			(in millions)
AIF(1)	U.S. Performing Credit	2013	$268.8	NM	(3)	NM	(3)	N/A		N/A		N/A
ACSP(2)	Opportunistic Credit	2012	164.7	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
ACSF (4)	Opportunistic Credit	2011	175.0	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AFT(1)	U.S. Performing Credit	2011	296.4	15.4%		3.5%		NM	(3)	NM	(3)	NM	(3)
AMTG(5)(6)	Structured Credit	2011	716.8	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
STCS (4)	Opportunistic Credit	2010	88.8	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
SOMA(7)	Opportunistic Credit	2007	681.8	48.4		2.4		11.8%		44.9%		15.1%
ACF (4)	U.S. Performing Credit	2005	1,964.0	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AINV(6) (8)	Opportunistic Credit	2004	1,652.1	47.1		N/A		N/A		47.1		9.9
Value Funds(9)	Opportunistic Credit	2003/2006	560.1	73.5		4.4		11.6		66.2		10.8

Totals			$6,568.5

(1)	AFT and AIF completed their initial public offerings during the first quarter of 2011 and 2013, respectively. Refer to www.agmfunds.com for the most recent financial information on AFT and AIF. The information contained in AFT’s and AIF’s websites is not part of this Quarterly Report on Form 10-Q.
(2)	ACSP is a strategic investment account with $615.0 million of committed capital. Net asset value is presented for the primary mandate and excludes investments in other Apollo funds.
(3)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(4)	As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”), Stone Tower Credit Solutions Master Fund Ltd. (“STCS”), and Apollo Credit Master Fund Ltd. (“ACF”). As of March 31, 2013, the net returns from inception for ACSF, ACF and STCS were 25.9%, (3.2)%, and 34.0% respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.
(5)	Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained in AMTG’s website is not part of this Quarterly Report on Form 10-Q.
(6)	All amounts are as of December 31, 2012.
(7)	Net asset value and returns are for the primary mandate, which follows similar strategies as the Value Funds and excludes SOMA investments in other Apollo funds.
(8)	Net return for AINV represents net asset value return including reinvested dividends. Refer to www.apolloic.com for the most recent public financial information on AINV. The information contained in AINV’s website is not part of this Quarterly Report on Form 10-Q.
(9)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds, and Apollo Value Investment Master Fund, L.P., together with its feeder funds.

Real Estate

The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which for the purposes of this table is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of March 31, 2013, unless otherwise noted:

												As of March 31, 2013				As of December 31, 2012
	Vintage Year	Committed Capital	Current Net Asset Value	Total Invested Capital		Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
AGRE U.S. Real Estate Fund, L.P(3)	2012	$785.2	$303.2	$327.3		$—		$324.9		$324.9		NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE Debt Fund I, LP	2011	405.5	406.1	405.0		23.6		405.0		428.6		NM	(2)	NM	(2)	NM	(2)	NM	(2)
2011 A4 Fund, L.P.	2011	234.7	247.1	930.8		—		966.4		966.4		NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE CMBS Fund, L.P.	2009	418.8	152.2	1,572.9		—		589.4		589.4		14.1%		11.8%		14.1%		11.8%
CPI Capital Partners North America	2006	600.0	99.0	452.8		275.7		88.2		363.9		15.1	(4)	10.7	(4)	NM	(4)	NM	(4)
CPI Capital Partners Asia Pacific	2006	1,291.6	457.7	1,134.1		1,091.3		470.2		1,561.5		37.8	(4)	33.5	(4)	NM	(4)	NM	(4)
CPI Capital Partners Europe(5)	2006	1,489.4	564.6	981.7		148.9		546.7		695.6		4.5	(4)	2.4	(4)	NM	(4)	NM	(4)
CPI Other	Various	2,941.9	1,001.3	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)

Totals		$8,167.1	$3,231.2	$5,804.6		$1,539.5		$3,390.8		$4,930.3

(1)	Figures include estimated fair value of unrealized investments.
(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(3)	AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011, June 2011 and April 2012 for a total of $263.2 million in base capital commitments and $450 million in additional capital commitments. Additionally, there was $72.0 million of co-invest commitments raised for an investment in the first quarter of 2013, which is included in the figures in the table above.
(4)	As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to March 31, 2013 were (8.3)%, 6.8% and (10.5)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.
(5)	CPI Capital Partners Europe is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.28 as of March 31, 2013.
(6)	CPI Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Return and certain other performance data are therefore not considered meaningful as we perform primarily an administrative role.

The following table summarizes the investment record for Apollo Commercial Real Estate Finance, Inc. (“ARI”) as of March 31, 2013:

	Vintage Year	Raised Capital	Gross Assets	Current Net Asset Value
	(in millions)
ARI(1)	2009	$713.6	$923.5	$691.2

(1)	Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained in ARI’s website is not part of this Quarterly Report on Form 10-Q.

Athene and SIAs

As of March 31, 2013, Athene Asset Management LLC (“AAM”) had approximately $16.2 billion of total AUM, of which approximately $6.5 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles.

In addition to certain funds and SIAs included in the investment record tables and capital deployed from certain SIAs across our private equity, credit and real estate funds, we also managed approximately an additional $7.3 billion of total AUM in SIAs as of March 31, 2013. The above investment record tables exclude certain funds and SIAs with an aggregate AUM of approximately $4 billion as of March 31, 2013, which were excluded because management deemed them to be immaterial.

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

The following table provides a summary of the cost and fair value of our funds’ investments by segment:

	As of March 31, 2013(1)		As of March 31, 2012(1)		As of December 31, 2012(1)
	(in millions)
Private Equity:
Cost	$17,529		$16,623		$16,927
Fair Value	28,408		24,617		25,867

Credit:
Cost	$15,509	(2)	$12,144	(3)	$15,097	(4)
Fair Value	16,697	(2)	12,901	(3)	16,287	(4)

Real Estate:
Cost	$4,202		$4,508		$3,848	(4)
Fair Value	4,083		4,095		3,680	(4)

(1)	Cost and fair value amounts are presented for investments of the funds that are listed in the investment record tables.
(2)	Includes AINV and AMTG amounts as of December 31, 2012.
(3)	Includes AINV amounts as of December 31, 2011.
(4)	AMTG and ARI cost and fair value amounts are as of September 30, 2012.

Overview of Results of Operations

Revenues

Advisory and Transaction Fees from Affiliates. As a result of providing advisory services with respect to actual and potential private equity and credit investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to Advisory and Transaction Fees from Affiliates in the condensed consolidated statements of operations. See note 2 to our condensed consolidated financial statements for more detail.

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

Additionally, in the normal course of business, the management companies incur certain costs related to private equity funds (and certain credit funds) transactions that are not consummated, or “broken deal costs.” In accordance with the related fund agreements, in the event the deal is broken, all of the costs are generally reimbursed by the funds and considered in the calculation of the Management Fee Offset (except for Fund VII and certain of our credit funds which initially bear all broken deal costs and these costs are factored into the Management Fee Offsets). These offsets are included in Advisory and Transaction Fees from Affiliates in the Company’s condensed consolidated statements of operations. If a deal is successfully completed, Apollo is reimbursed by the fund or a fund’s portfolio company for all costs incurred.

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

As of March 31, 2013, approximately 76% of the fair value of our fund investments was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 24% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of March 31, 2013 was 61%, 90% and 70%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

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

The table below presents an analysis of our (i) carried interest receivable as of March 31, 2013 and (ii) realized and unrealized carried interest income (loss) for our combined segments for the three months ended March 31, 2013:

	As of March 31, 2013		For the Three Months Ended March 31, 2013
	Carried Interest Receivable		Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$992.9		$88.7		$224.3	$313.0
Fund VI	845.8		575.5	(1)	69.1	644.6
Fund V	149.4		15.2		—	15.2
Fund IV	11.8		0.9		—	0.9
AAA/Other(2)	111.0		17.3		—	17.3

Total Private Equity Funds	2,110.9		697.6		293.4	991.0

Credit Funds:
U.S. Performing Credit	263.5		23.4		48.1	71.5
Opportunistic Credit	52.0		39.5		0.1	39.6
Structured Credit	27.0		9.3		—	9.3
European Credit	14.7		1.3		3.3	4.6
Non-Performing Loans	72.1		(0.3)		—	(0.3)

Total Credit Funds	429.3		73.2		51.5	124.7

Real Estate Funds:
CPI Funds	11.0		0.6		0.3	0.9

Total Real Estate Funds	11.0		0.6		0.3	0.9

Total	$2,551.2	(3)	$771.4		$345.2	$1,116.6

(1)	$452.3 million for Fund VI related to the catch-up formula whereby the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest equates to its 20% of cumulative profits of the funds.
(2)	Includes certain strategic investment accounts.
(3)	There was a corresponding profit sharing payable of $1,116.8 million as of March 31, 2013 that results in a net carried interest receivable amount of $1,434.4 million as of March 31, 2013. Included within profit sharing payable are contingent consideration obligations of $131.2 million.

The general partners of the private equity and real estate funds and funds in the credit strategies listed in the table above were accruing carried interest income as of March 31, 2013. As of March 31, 2013, Fund VII, Fund VI, Fund V and Fund IV were each above their hurdle rate of 8% and generating carried interest income. The investment manager of AINV accrues carried interest in the management company business as it is earned. Additionally, certain of our credit funds, including ACSP, AEC, AIE II, COF I, COF II, FCI, ACLF, AESI, EPF I, and ACRF II were each above their hurdle rates or preferred return of 7.0%, 6.0%, 7.5%, 8.0%, 7.5%, 7.0%, 10.0%, 8.0%, 8.0%, and 8.0%, respectively, and generating carried interest income.

The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance. As of March 31, 2013, approximately 43% of the limited partners’ capital in the Value Funds was generating carried interest income.

Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by fund in the table below and are included in due to affiliates on the condensed consolidated statements of financial condition. As of March 31, 2013, there were no such general partner obligations related to our credit funds or our real estate funds. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception through March 31, 2013:

Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (1)	Total Undistributed and Distributed by Fund and Recognized(2)	General Partner Obligation as of March 31, 2013(2)	Maximum Carried Interest Income Subject to Potential Reversal(3)
	(in millions)
Private Equity Funds:
Fund VII	$992.9	$1,020.6	$2,013.5	$—	$1,682.7
Fund VI	845.8	487.7	1,333.5	—	1,186.9
Fund V	149.4	1,311.0	1,460.4	—	227.7
Fund IV	11.8	595.4	607.2	—	13.9
AAA/Other	111.0	23.7	134.7	0.3	111.0

Total Private Equity Funds	2,110.9	3,438.4	5,549.3	0.3	3,222.2

Credit Funds(4):
U.S. Performing Credit	387.2	361.9	749.1	—	684.7
Opportunistic Credit(5)	42.9	147.9	190.8	—	60.6
Structured Credit	27.0	36.8	63.8	—	36.7
European Credit	14.7	36.3	51.0	—	49.0
Non-Performing Loans	72.1	—	72.1	—	72.1

Total Credit Funds	543.9	582.9	1,126.8	—	903.1

Real Estate Funds:
CPI Funds	11.0	5.0	16.0	—	11.0

Total Real Estate Funds	11.0	5.0	16.0	—	11.0

Total	$2,665.8	$4,026.3	$6,692.1	$0.3	$4,136.3

(1)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.
(2)	Amounts were computed based on the fair value of fund investments on March 31, 2013. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income or fees at March 31, 2013. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(3)	Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on March 31, 2013. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for Fund IV which is gross of taxes.
(4)	Reclassified to conform to current presentation.
(5)	Amounts exclude (i) AINV, as carried interest income from this fund is not subject to contingent repayment by the general partner, and (ii) AP Investment Europe Limited (“AIE I”) as this fund is winding down.

The following table summarizes the fair value gains on investments and the income to reverse the general partner obligation to return previously distributed carried interest income based on the current fair value of the underlying funds’ investments as of March 31, 2013:

Fund	General Partner Obligation(1)	Fair Value of Investments as of March 31, 2013	Fair Value Gain on Investments and Income to Reverse General Partner Obligation(2)
	(in millions)
APC	$0.3	$29.8	$2.8

(1)	Based upon a hypothetical liquidation as of March 31, 2013, Apollo has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to this fund. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	The fair value gain on investments and income to reverse the general partner obligation is based on the life-to-date activity of the entire fund and assumes a hypothetical liquidation of the fund as of March 31, 2013.

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

Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the 2007 Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. Refer to note 1 of the condensed consolidated financial statements for further discussion of the 2007 Reorganization. Subsequent to the 2007 Reorganization, our Managing Partners are considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with the AOG Units described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the 2007 Reorganization, as discussed in note 1 to our condensed consolidated financial statements.

In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real estate funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real estate carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification clauses also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. Refer to note 11 to our condensed consolidated financial statements for further discussion of indemnification.

Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and credit segments, which generally vest over three years. In addition, the Company grants equity awards to certain employees, including RSUs and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. Refer to note 10 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.

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

Other Income (Loss), Net. Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.

Income Taxes. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to NYC UBT, and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 64.5% and 65.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2013 and March 31, 2012, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97% and 98% ownership interests held by limited partners in AAA for the three months ended March 31, 2013 and 2012, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

The authoritative guidance for Non-Controlling Interests in the condensed consolidated financial statements requires reporting entities to present Non-Controlling Interest as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s condensed consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the Non-Controlling Interest holders on the Company’s condensed consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the Company’s condensed consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

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

Results of Operations

Below is a discussion of our consolidated results of operations for the three months ended March 31, 2013 and 2012, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2013	2012
	(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$47,419	$27,236	$20,183	74.1%
Management fees from affiliates	150,447	127,178	23,269	18.3
Carried interest income from affiliates	1,111,207	622,329	488,878	78.6

Total Revenues	1,309,073	776,743	532,330	68.5

Expenses:
Compensation and benefits:
Equity-based compensation	45,286	148,866	(103,580)	(69.6)
Salary, bonus and benefits	73,396	65,071	8,325	12.8
Profit sharing expense	423,620	249,024	174,596	70.1
Incentive fee compensation	—	35	(35)	NM

Total Compensation and Benefits	542,302	462,996	79,306	17.1
Interest expense	7,518	11,380	(3,862)	(33.9)
Professional fees	16,060	11,527	4,533	39.3
General, administrative and other	22,941	19,207	3,734	19.4
Placement fees	9,358	921	8,437	NM
Occupancy	9,805	8,726	1,079	12.4
Depreciation and amortization	14,618	8,473	6,145	72.5

Total Expenses	622,602	523,230	99,372	19.0

Other Income:
Net gains from investment activities	52,133	157,708	(105,575)	(66.9)
Net gains (losses) from investment activities of consolidated variable interest entities	47,861	(16,201)	64,062	NM
Income from equity method investments	27,790	43,251	(15,461)	(35.7)
Interest income	3,091	1,614	1,477	91.5
Other income, net	1,298	5,816	(4,518)	(77.7)

Total Other Income	132,173	192,188	(60,015)	(31.2)

Income before income tax provision	818,644	445,701	372,943	83.7
Income tax provision	(18,579)	(14,560)	(4,019)	27.6

Net Income	800,065	431,141	368,924	85.6
Net income attributable to Non-Controlling Interests	(551,087)	(333,098)	(217,989)	65.4

Net Income Attributable to Apollo Global Management, LLC	$248,978	$98,043	$150,935	153.9%

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

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $20.2 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was attributable to an increase in advisory and transaction fees in the private equity, real estate and credit segments of $18.4 million, $1.1 million and $0.6 million, respectively. During the three months ended March 31, 2013, gross and net advisory fees, including directors’ fees, were $48.8 million and $30.5 million, respectively, and gross and net transaction fees were $39.6 million and $18.0 million, respectively. During the three months ended March 31, 2012, gross and net advisory fees, including directors’ fees, were $38.8 million and $15.1 million, respectively, and gross and net transaction fees were $32.7 million and $12.4 million, respectively. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.

Management fees from affiliates increased by $23.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to an increase in management fees earned by our credit and real estate segments by $31.7 million and $3.2 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period, offset by decreases in management fees earned by our private equity segment of $0.7 million. Part of the increase in management fees earned from the credit funds was attributable to an increase of $10.9 million of fees earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation.

Carried interest income from affiliates increased by $488.9 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds, primarily Fund VI, ACF and SOMA, which had increased carried interest income of $520.9 million, $9.6 million and $8.8 million, respectively, partially offset by COF I, COF II and ACLF, which had decreased carried interest income of $41.0 million, $18.9 million and $9.0 million, respectively, during the three months ended March 31, 2013 as compared to the same period in 2012. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the remainder of funds, which generated increased carried interest income of $18.5 million during the period. Part of the increase in carried interest income from affiliates was attributable to an increase in carried interest income of $3.3 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the three months ended March 31, 2013 as compared to the same period in 2012.

Expenses

Compensation and benefits increased by $79.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to an increase in profit sharing expense of $174.6 million as a result of the favorable performance of certain of our private equity and credit funds during the period, partially offset by a reduction of equity-based compensation by $103.6 million, specifically the amortization of AOG Units decreased by $101.2 million due to the expiration of the vesting period for the Managing Partners. Included in profit sharing expense was $11.8 million and $21.1 million of expenses related to the Incentive Pool (as defined below) for the three months ended March 31, 2013 and 2012, respectively. In addition, salary, bonus and benefits increased by $8.3 million as a result of an increase in headcount.

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

Interest expense decreased by $3.9 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to decreased interest expense related to interest rate swaps of $1.9 million and decreased interest expense due to a lower margin rate on the AMH Credit Agreement of $1.8 million during the three months ended March 31, 2013 as compared to the same period in 2012. The Company’s last remaining interest rate swap expired in May of 2012.

Professional fees increased by $4.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended March 31, 2013, as compared to the same period in 2012, associated with the launch of our new funds and continued expansion of our global investment platform.

General, administrative and other expenses increased by $3.7 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to increased travel, information technology, recruiting, organizational and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the three months ended March 31, 2013 as compared to the same period in 2012.

Placement fees increased by $8.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to increased fundraising efforts during the period in connection with our credit funds, primarily AIF, which incurred $6.7 million of placement fees during the three months ended March 31, 2013.

Occupancy expense increased by $1.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to additional expenses incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended March 31, 2013 as compared to the same period in 2012.

Depreciation and amortization expense increased by $6.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to increased amortization expense due to additional amortization of intangible assets acquired as part of the Stone Tower acquisition in April 2012.

Other Income (Loss)

Net gains from investment activities decreased by $105.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to a $105.9 million decrease in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the three months ended March 31, 2013 as compared to the same period in 2012.

Net gains (losses) from investment activities of consolidated VIEs increased by $64.1 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to higher interest and other income of $131.5 million and an increase in the fair values of investments held by the consolidated VIEs of $3.7 million. This increase was offset by an increase in other expenses of $63.9 million during the period and a decrease in net realized and unrealized loss relating to the debt held by the consolidated VIEs of $7.3 million during the three months ended March 31, 2013 as compared to the same period in 2012.

Income from equity method investments decreased by $15.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. COF I, Fund VII, COF II, Fund VI and ACLF had the most significant impact and together generated $26.7 million of income from equity method investments during the three months ended March 31, 2013 as compared to $40.0 million of income from equity method investments during the three months ended March 31, 2012, resulting in a net decrease of $13.3 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income from equity method investments by fund for the three months ended March 31, 2013 and 2012.

Other income, net decreased by $4.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and other miscellaneous income during the three months ended March 31, 2013 as compared to the same period in 2012.

Income Tax Provision

The income tax provision increased by $4.0 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. As discussed in note 7 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had taxable income of $46.9 million and $35.7 million for the three months ended March 31, 2013 and 2012, respectively, after adjusting for permanent tax differences. The $11.2 million change in income before taxes resulted in increased federal, state and local taxes of $4.7 million during the period utilizing a marginal corporate tax rate. This was partially offset by a decrease in the income tax provision of $0.7 million which primarily resulted from a decrease in the New York City Unincorporated Business Tax (“NYC UBT”), as well as taxes on foreign subsidiaries.

Non-Controlling Interests

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net income attributable to Non-Controlling Interests consisted of the following:

	March 31,
	2013	2012
	(in thousands)
AAA(1)	$(45,682)	$(150,162)
Interest in management companies and a co-investment vehicle(2)	(3,836)	166
Other consolidated entities	21,919	—

Net income attributable to Non-Controlling Interests in consolidated entities	(27,599)	(149,996)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	(38,242)	30,294
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(485,246)	(213,396)

Net income attributable to Non-Controlling Interests	$(551,087)	$(333,098)

Net income (loss) attributable to Appropriated Partners’ Capital(4)	38,242	(30,294)
Other Comprehensive Income attributable to Non-Controlling Interests	—	(1,209)

Comprehensive Income Attributable to Non-Controlling Interests	$(512,845)	$(364,601)

(1)	Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% and 98% during the three months ended March 31, 2013 and 2012, respectively.

(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies.
(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive loss attributable to non-controlling interest on the condensed consolidated statements of comprehensive income.

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

Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$800,065	$431,141
Net income attributable to Non-Controlling Interests in consolidated entities	(65,841)	(119,702)

Net income after Non-Controlling Interests in consolidated entities	734,224	311,439
Adjustments:
Income tax provision(1)	18,579	14,560
NYC UBT and foreign tax provision(2)	(716)	(1,421)
Net loss in non-Apollo Operating Group entities	332	198

Total adjustments	18,195	13,337

Net income after adjustments	752,419	324,776
Approximate ownership percentage of Apollo Operating Group	64.5%	65.5%

Net income attributable to non-controlling interests in Apollo Operating Group(3)	485,246	213,396

(1)	Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. Federal, state, and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 64.5% and 65.5% during the three months ended March 31, 2013 and 2012, respectively, to the consolidated net income of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

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

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three months ended March 31, 2013 and 2012, respectively. ENI represents segment income, excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$44,328	$—	$44,328	$25,880	$—	$25,880
Management fees from affiliates	66,272	—	66,272	66,997	—	66,997
Carried interest income from affiliates:
Unrealized gains(1)	—	697,614	697,614	—	325,972	325,972
Realized gains	—	293,379	293,379	—	122,070	122,070

Total Revenues	110,600	990,993	1,101,593	92,877	448,042	540,919

Expenses:
Compensation and Benefits:
Equity compensation	8,373	—	8,373	7,767	—	7,767
Salary, bonus and benefits	32,411	—	32,411	30,793	—	30,793
Profit sharing expense	—	384,257	384,257	—	204,283	204,283

Total compensation and benefits	40,784	384,257	425,041	38,560	204,283	242,843
Other expenses	21,967	—	21,967	20,791	—	20,791

Total Expenses	62,751	384,257	447,008	59,351	204,283	263,634

Other Income:
Income from equity method investments	—	22,551	22,551	—	30,606	30,606
Other income, net	1,632	—	1,632	3,271	—	3,271

Total Other Income	1,632	22,551	24,183	3,271	30,606	33,877

Economic Net Income	$49,481	$629,287	$678,768	$36,797	$274,365	$311,162

(1)	Included in unrealized carried interest income from affiliates for the three months ended March 31, 2012 was a reversal of $34.1 million of the general partner obligation to return previously distributed carried interest income for Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Three Months Ended March 31,
	2013	2012	Amount Change	Percentage Change
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates	$44,328	$25,880	$18,448	71.3%
Management fees from affiliates	66,272	66,997	(725)	(1.1)
Carried interest income from affiliates:
Unrealized gains(1)	697,614	325,972	371,642	114.0
Realized gains	293,379	122,070	171,309	140.3

Total carried interest income from affiliates	990,993	448,042	542,951	121.2

Total Revenues	1,101,593	540,919	560,674	103.7

Expenses:
Compensation and benefits:
Equity-based compensation	8,373	7,767	606	7.8
Salary, bonus and benefits	32,411	30,793	1,618	5.3
Profit sharing expense	384,257	204,283	179,974	88.1

Total compensation and benefits expense	425,041	242,843	182,198	75.0
Other expenses	21,967	20,791	1,176	5.7

Total Expenses	447,008	263,634	183,374	69.6

Other Income:
Income from equity method investments	22,551	30,606	(8,055)	(26.3)
Other income, net	1,632	3,271	(1,639)	(50.1)

Total Other Income	24,183	33,877	(9,694)	(28.6)

Economic Net Income	$678,768	$311,162	$367,606	118.1%

(1)	Included in unrealized carried interest income from affiliates for the three months ended March 31, 2012 was a reversal of $34.1 million of the general partner obligation to return previously distributed carried interest income for Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Advisory and transaction fees from affiliates, including directors’ fees, termination fees and reimbursed broken deal costs, increased by $18.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to an increase in transaction and advisory services rendered during the period relating to AAA Investments of $14.1 million, Fund VII of $9.9 million and Fund IV of $0.4 million, offset by decreases linked to other funds and AGS of $6.0 million. Gross advisory and transaction fees, including directors’ fees and termination fees, were $80.9 million and $65.1 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $15.8 million or 24.3%. The transaction and termination fees earned during the three months ended March 31, 2013 primarily related to five portfolio investment transactions, specifically McGraw-Hill, Talos, Aurum, Momentive Performance Materials and Berry Plastics, which together generated $34.2 million and $14.5 million of the gross and net transaction fees, respectively, as compared to transaction and termination fees earned during the three months ended March 31, 2012 primarily in connection to two portfolio investment transactions, specifically Rexnord and Taminco, which together generated $29.6 million and $10.7 million of gross and net transaction fees, respectively. The advisory fees earned during the three months ended March 31, 2013 were principally generated by advisory arrangements with five portfolio investments, including Athene Life Re Ltd., Debt Investment Vehicles, Caesars Entertainment, EP Energy LLC and CEVA Logistics, which generated gross and net fees of $32.8 million and $25.2 million, respectively. The advisory fees earned during the three months ended March 31, 2012 were principally generated by advisory arrangements with four portfolio investments including Debt Investment Vehicles, Realogy, Caesars Entertainment and Athene Life Re Ltd., which generated gross and net fees of $17.3 million and $8.2 million, respectively. Advisory and transaction fees, including directors’ fees and termination fees, are reported net of Management Fee Offsets which totaled $36.6 million and $39.2 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of $2.6 million or 6.6%.

Management fees from affiliates decreased by $0.7 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was principally driven by a decrease in the management fees earned from AAA Investments of $1.4 million and from Fund VI of $1.3 million due to lower adjusted assets and lower invested capital, respectively, for the three months ended March 31, 2013 as compared to the same period in 2012. This decrease was mostly offset by increased management fees earned by ANRP of $2.3 million as a result of higher capital commitments for the three months ended March 31, 2013 as compared to the same period in 2012.

Carried interest income from affiliates increased by $543.0 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to an increase in net unrealized carried interest income of $371.6 million as a result of improvements in the fair values of the underlying portfolio investments held during the period, driven by an increase of $541.4 million from Fund VI and $29.3 million from other private equity funds, partially offset by $199.1 million from Fund VII. Based on the increase in fair value of the underlying portfolio investments, profit of Fund VI were such that the priority return to the fund investors was met and thereafter its general partner was allocated (i) 80% of the fund’s profits or $452.3 million pursuant to the catch up formula in the fund partnership agreement whereby the general partner earns 80% of fund profits until the general partner’s carried interest income equates to 20% of the cumulative profits of the fund, and (ii) $123.2 million, which was allocated to the general partner once its carried interest income equated to 20% of the cumulative profits of the fund. The remaining increase in the carried interest income from affiliates relates to an increase in realized carried interest income of $171.3 million resulting from increased dispositions of portfolio investments held by Fund VII of $199.8 million, offset by a decrease in Fund VI and AAA Investments of $28.5 million for the three months ended March 31, 2013 as compared to the same period in 2012.

Expenses

Compensation and benefits expense increased by $182.2 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily a result of a $180.0 million increase in profit sharing expense driven by an increase in carried interest income earned by certain of our private equity funds during the period. Also, salary, bonus and benefits expense and equity-based compensation increased by $1.6 million and $0.6 million, respectively, as a result of an increase in headcount during the three months ended March 31, 2013 as compared to the same period in 2012. Included in profit sharing expense was $5.1 million and $9.4 million of expenses related to the Incentive Pool for the three months ended March 31, 2013 and March 31, 2012, respectively.

Other expenses increased by $1.2 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to increased professional fees of $3.7 million due to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended March 31, 2013 as compared to the same period in 2012. This increase was offset by a decrease in interest expense of $2.6 million mainly due to a lower margin rate on the AMH Credit Agreement during the three months ended March 31, 2013 as compared to the same period in 2012.

Other Income

Income from equity method investments decreased by $8.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was driven by decreases in the fair values of our private equity investments held, primarily relating to Apollo’s ownership interest in Fund VII which resulted in decreased income from equity method investments of $5.4 million during the three months ended March 31, 2013 as compared to the same period in 2012.

Credit

The following tables set forth segment statement of operations information and ENI for our credit segment for the three months ended March 31, 2013 and 2012, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising of amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit
Revenues:
Advisory and transaction fees from affiliates	$1,966	$—	$1,966	$1,356	$—	$1,356
Management fees from affiliates	84,364	—	84,364	52,671	—	52,671
Carried interest income from affiliates:
Unrealized gains(1)	—	73,247	73,247	—	148,254	148,254
Realized gains	9,051	51,477	60,528	9,600	26,008	35,608

Total Revenues	95,381	124,724	220,105	63,627	174,262	237,889

Expenses:
Compensation and Benefits:
Equity-based compensation	6,526	—	6,526	8,128	—	8,128
Salary, bonus and benefits	34,312	—	34,312	27,625	—	27,625
Profit sharing expense	—	38,563	38,563	—	43,283	43,283
Incentive fee compensation	—	—	—	—	35	35

Total compensation and benefits	40,838	38,563	79,401	35,753	43,318	79,071
Other expenses	38,323	—	38,323	25,917	—	25,917

Total Expenses	79,161	38,563	117,724	61,670	43,318	104,988

Other Income:
Net income from investment activities	—	4,030	4,030	—	3,418	3,418
Income from equity method investments	—	6,932	6,932	—	17,766	17,766
Other income, net	4,455	—	4,455	2,945	—	2,945

Total Other Income	4,455	10,962	15,417	2,945	21,184	24,129

Non-Controlling Interests	(3,464)	—	(3,464)	(1,409)	—	(1,409)

Economic Net Income	$17,211	$97,123	$114,334	$3,493	$152,128	$155,621

(1)	Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 and 2012 was reversal of $19.3 million and $18.1 million, respectively, of the general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

	For the Three Months Ended March 31,
	2013	2012	Amount Change	Percentage Change
	(in thousands)
Credit
Revenues:
Advisory and transaction fees from affiliates	$1,966	$1,356	$610	45.0%
Management fees from affiliates	84,364	52,671	31,693	60.2
Carried interest income from affiliates:
Unrealized gain(1)	73,247	148,254	(75,007)	(50.6)%
Realized gains	60,528	35,608	24,920	70.0

Total carried interest income from affiliates	133,775	183,862	(50,087)	(27.2)

Total Revenues	220,105	237,889	(17,784)	(7.5)

Expenses:
Compensation and benefits
Equity-based compensation	6,526	8,128	(1,602)	(19.7)
Salary, bonus and benefits	34,312	27,625	6,687	24.2
Profit sharing expense	38,563	43,283	(4,720)	(10.9)
Incentive fee compensation	—	35	(35)	NM

Total compensation and benefits	79,401	79,071	330	0.4
Other expenses	38,323	25,917	12,406	47.9

Total Expenses	117,724	104,988	12,736	12.1

Other Income:
Net income from investment activities	4,030	3,418	612	17.9
Income from equity method investments	6,932	17,766	(10,834)	(61.0)
Other income, net	4,455	2,945	1,510	51.3

Total Other Income	15,417	24,129	(8,712)	(36.1)
Non-Controlling Interests	(3,464)	(1,409)	(2,055)	145.8

Economic Net Income	$114,334	$155,621	$(41,287)	(26.5)%

(1)	Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 and 2012 was reversal of $19.3 million and $18.1 million, respectively, of the general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

Revenues

Advisory and transaction fees from affiliates increased by $0.6 million, or 45.0%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Gross advisory and transaction fees, including directors’ fees, were $6.3 million and $6.4 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of $0.1 million, or 1.6%. Transaction fees earned during both periods primarily related to portfolio investments of FCI which generated gross and net fees of $0.8 million and $0.4 million during the three months ended March 31, 2013 and 2012, respectively. Advisory fees earned during both periods were primarily generated by deal activity related to investments in LeverageSource, which resulted in gross and net advisory fees of $5.2 million and $0.8 million, respectively, during the three months ended March 31, 2013 and gross and net fees of $5.8 million and $0.8 million, respectively, during the three months ended March 31, 2012. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets which totaled $4.3 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of $0.7 million or 14.0%.

Management fees from affiliates increased by $31.7 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to $13.9 million in management fees generated by EPF II which began earning fees during the second quarter of 2012, and increases in management fees earned from AAM, CLOs, and ACF of $11.0 million, $6.3 million, and $4.5 million respectively during the three months ended March 31, 2013 compared to the same period in 2012. The increase in management fees was partially offset by a $3.7 million decrease in fees generated from EPF I compared to the same period in 2012. In addition, SVF and COF II experienced decreases in management fees of $1.8 million and $1.1 million for the three months ended March 31, 2013, respectively, compared with the same period in 2012. The remaining change was attributable to other credit funds, collectively, which contributed to an increase of $2.6 million in management fees during the three months ended March 31, 2013 compared to the same period in 2012.

Carried interest income from affiliates decreased by $50.1 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This movement was driven by an increase in net realized carried interest income of $24.9 million for the period, primarily due to an increase in dividends and interest income on portfolio investments held by COF I of $30.4 million, offset by a decrease in COF II of $7.3 million. The remaining change was attributable to other credit funds, which in aggregate contributed an increase of $1.8 million in carried interest income. The increase in realized carried interest income was offset by a $75.0 million decrease in net unrealized carried interest income, driven by lower net asset values with respect to COF I, COF II, and ACLF resulting in decreases in net unrealized carried interest income of $71.4 million, $11.6 million, and $9.0 million, respectively, which was partially offset by increased unrealized carried interest income in ACF and SOMA of $9.6 million and $8.8 million, respectively. The remaining change was attributable to other credit funds, which in aggregate contributed to a decrease of $1.3 million in unrealized carried interest income.

Expenses

Compensation and benefits expense increased by $0.3 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The change was primarily due to an increase in salary, bonus, and benefits expense of $6.7 million during the period, which was driven by an increase in headcount, offset by a decrease of $4.7 million in profit-sharing expense which was driven by the change in carried interest income earned from our credit funds during the period, and decrease of $1.6 million in equity-based compensation during the three months ended March 31, 2013, as compared to the same period in 2012. Included in the profit sharing expense is the Incentive Pool, with expenses of $6.3 million and $10.9 million for the three months ended March 31, 2013 and 2012, respectively.

Other expenses increased by $12.4 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The change was driven by a $8.4 million increase in placement fees, mainly driven by fees incurred in relation to AIF of $6.7 million and EPF II of $1.1 million. Included in the change was an increase of $1.7 million in general and administrative expenses, and an increase of $1.7 million in occupancy expenses due to additional office spaced leased as a result of an increase in our headcount to support the expansion of our investment platform during the period.

Other Income

Net income from investment activities increased by $0.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was related to an increase in unrealized income resulting from the change in the fair value of the investment in HFA as of March 31, 2013 as compared to the same period in 2012.

Other income increased by $1.5 million during the three months ended March 31, 2013, as compared to March 31, 2012, mainly due to a $1.4 million increase in interest income.

Income from equity method investments decreased by $10.8 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I, COF II, ACLF, and EPF I which resulted in decreases in income from equity method investments of $5.4 million, $1.5 million, $1.2 million, and $1.0 million, respectively, during the three months ended March 31, 2013 as compared to the same period in 2012.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three months ended March 31, 2013 and 2012, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$1,125	$—	$1,125	$—	$—	$—
Management fees from affiliates	13,591	—	13,591	10,365	—	10,365
Carried interest income from affiliates:
Unrealized gains	—	598	598	—	—	—
Realized gains	—	354	354	—	1,677	1,677

Total Revenues	14,716	952	15,668	10,365	1,677	12,042

Expenses:
Compensation and Benefits:
Equity-based compensation	2,457	—	2,457	3,038	—	3,038
Salary, bonus and benefits	6,673	—	6,673	6,653	—	6,653
Profit sharing expense	—	800	800	—	1,458	1,458

Total compensation and benefits	9,130	800	9,930	9,691	1,458	11,149
Other expenses	7,376	—	7,376	6,745	—	6,745

Total Expenses	16,506	800	17,306	16,436	1,458	17,894

Other Income:
(Loss) Income from equity method investments	—	(124)	(124)	—	179	179
Other income, net	1,138	—	1,138	877	—	877

Total Other Income	1,138	(124)	1,014	877	179	1,056

Economic Net (Loss) Income	$(652)	$28	$(624)	$(5,194)	$398	$(4,796)

	For the Three Months Ended March 31,
	2013	2012	Amount Change	Percentage Change
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$1,125	$—	$1,125	NM
Management fees from affiliates	13,591	10,365	3,226	31.1%
Carried interest income from affiliates:
Unrealized gains	598	—	598	NM
Realized gains	354	1,677	(1,323)	(78.9)

Total carried interest income from affiliates	952	1,677	(725)	(43.2)

Total Revenues	15,668	12,042	3,626	30.1

Expenses:
Compensation and Benefits:
Equity-based compensation	2,457	3,038	(581)	(19.1)
Salary, bonus and benefits	6,673	6,653	20	0.3
Profit sharing expense	800	1,458	(658)	(45.1)

Total compensation and benefits	9,930	11,149	(1,219)	(10.9)
Other expenses	7,376	6,745	631	9.4

Total Expenses	17,306	17,894	(588)	(3.3)

Other Income:
Income from equity method investments	(124)	179	(303)	NM
Other income, net	1,138	877	261	29.8

Total Other Income	1,014	1,056	(42)	(4.0)

Economic Net Loss	$(624)	$(4,796)	$4,172	87.0%

Revenues

Advisory and transaction fees from affiliates increased by $1.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was attributable to additional capital raised and invested for which transaction fees were earned during the three months ended March 31, 2013.

Management fees increased by $3.2 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to increased management fees earned of $1.0 million related to additional grants of ARI RSUs during the three months ended March 31, 2013 as compared to the same period in 2012. In addition, increased management fees of $1.8 million were earned as a result of additional capital raised subsequent to March 31, 2012 for the Athene CRE Lending business, ARI and AGRE U.S. Real Estate Fund, L.P. Also contributing to the increase was a $0.4 million increase in management fees earned from the 2012 CMBS funds, which began generating fees in the third quarter of 2012. These increases were partially offset by decreased management fees earned from the CPI funds of $0.7 million as a result of the realization of underlying investments during the three months ended March 31, 2013.

Carried interest income from affiliates decreased by $0.7 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to a decrease in realized gains of $1.3 million during the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in realized gains was partially offset by an increase of $0.6 million in unrealized carried interest income driven by an increase in the fair values of the underlying portfolio investments held during the three months ended March 31, 2013 as compared to the same period in 2012.

Expenses

Compensation and benefits decreased by $1.2 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to a decrease in profit sharing expense of $0.7 million and a decrease in equity-based compensation of $0.6 million driven by the decreased carried interest income earned from our real estate funds and by a decrease in headcount, respectively, during the three months ended March 31, 2013 as compared to the same period in 2012. Included in profit sharing expense was $0.4 million and $0.8 million related to the Incentive Pool for the three months ended March 31, 2013 and 2012, respectively.

Other expenses increased by $0.6 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to increased general and administrative expenses of $1.9 million, driven by higher organizational expenses incurred during the three months ended March 31, 2013 as compared to the same period in 2012. This increase was partially offset by a decrease in interest expense of $0.8 million due to a lower margin rate on the AMH Credit Agreement during the three months ended March 31, 2013 as compared to the same period in 2012.

Other Income

Income from equity method investments decreased by $0.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was driven by a decrease of $0.4 million in income from equity method investments from certain of our real estate investments offset by increased income from equity method investments of $0.1 million from Apollo’s ownership interest in the CPI funds and AGRE U.S. Real Estate Fund, L.P.

Other income, net increased by $0.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This change was primarily attributable to increased interest income and miscellaneous other income during the three months ended March 31, 2013 as compared to the same period in 2012.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three months ended March 31, 2013 and 2012, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$47,419	$27,236
Management fees from affiliates	164,227	130,033
Carried interest income from affiliates	9,051	9,600

Total Revenues	220,697	166,869

Expenses:
Equity-based compensation	17,356	18,933
Salary, bonus and benefits	73,396	65,071
Interest expense	7,518	11,380
Professional fees(1)	15,467	11,306
General, administrative and other(2)	22,644	18,702
Placement fees	9,358	921
Occupancy	9,805	8,726
Depreciation and amortization	2,874	2,418

Total Expenses	158,418	137,457

Other Income:
Interest income	2,654	1,264
Other income, net	4,571	5,829

Total Other Income	7,225	7,093
Non-Controlling Interests	(3,464)	(1,409)

Economic Net Income	$66,040	$35,096

(1)	Excludes professional fees related to the consolidated funds.
(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

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

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Incentive Business
Revenues:
Carried interest income from affiliates:
Unrealized gains(1)	$771,459	$474,226
Realized gains	345,210	149,755

Total Revenues	1,116,669	623,981

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense	272,775	178,376
Realized profit sharing expense	150,845	70,648

Total Profit Sharing Expense	423,620	249,024
Incentive fee compensation	—	35

Total Compensation and Benefits	423,620	249,059

Other Income:
Net gains from investment activities(2)	4,030	3,418
Income from equity method investments	29,359	48,551

Total Other Income	33,389	51,969

Economic Net Income	$726,438	$426,891

(1)	Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 and 2012 was reversal of $19.3 million and $18.1 million, respectively, of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 and 2012 was reversal of $34.1 of the general partner obligation to return previously distributed carried interest income or fees with respect to Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of ENI to Net Income attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues	$1,337,366	$790,850
Expenses	582,038	386,516
Other income	40,614	59,062
Non-Controlling Interests	(3,464)	(1,409)

Economic Net Income	792,478	461,987
Non-cash charges related to equity-based compensation	(27,930)	(129,933)
Income tax provision	(18,579)	(14,560)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(485,246)	(213,396)
Amortization of intangible assets	(11,745)	(6,055)

Net Income Attributable to Apollo Global Management, LLC	$248,978	$98,043

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	March 31, 2013		December 31, 2012
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	4.02%	$728,273	4.95	%(1)
CIT secured loan agreements	9,438	3.50%	9,545	3.47%

Total Debt	$737,711	4.01%	$737,818	4.93%

(1)	Includes the effect of interest rate swaps.

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

We have made one or more distributions to our Managing Partners and Contributing Partners, representing all of the undistributed earnings generated by the businesses contributed to the Apollo Operating Group prior to the private offering transactions that occurred in 2007 pursuant to which the Company sold shares to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act. For this purpose, income attributable to carried interest on private equity funds related to either carry-generating transactions that closed prior to the private offering transactions which closed in July 2007 or carry-generating transactions to which a definitive agreement was executed, but that did not close, prior to the private offering transactions are treated as having been earned prior to the private offering transactions.

Cash Flows

Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are summarized and discussed within the table and corresponding commentary below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating Activities	$885,125	$(290,184)
Investing Activities	462	1,660
Financing Activities	(933,766)	189,029

Net Decrease in Cash and Cash Equivalents	$(48,179)	$(99,495)

Operating Activities

Net cash provided by operating activities was $885.1 million during the three months ended March 31, 2013. During this period, there was $800.1 million in net income. Additional adjustments to reconcile cash provided by operating activities during the three months ended March 31, 2013 included $2,542.0 million in proceeds from sales of investments primarily held by the consolidated VIEs and a $245.7 million increase in profit sharing payable. These favorable cash adjustments were offset by $2,465.0 million of net purchases of investments held by consolidated VIEs and a $672.9 million increase in carried interest receivable. The increase in our carried interest receivable balance during the three months ended March 31, 2013 was driven primarily by a $1,091.9 million increase of carried interest income from the change in fair value of funds for which we act as general partner, offset by fund cash distributions of $419.0 million.

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

Investing Activities

Net cash provided by investing activities was $0.5 million for the three months ended March 31, 2013, which was primarily comprised of $41.2 million of cash distributions received from equity method investments primarily offset by $39.3 million of cash contributions to equity method investments. Additional adjustments to reconcile cash provided by investing activities were $1.4 million of purchases of fixed assets. Cash contributions to equity method investments were primarily related to AGRE U.S. Real Estate Fund, L.P., Fund VII, EPF I and EPF II. Cash distributions from equity method investments were primarily related to Fund VII, COF I, COF II and EPF I.

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2012, which was primarily comprised of $13.6 million of cash distributions from equity method investments offset by $12.0 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII and ACSP. Cash distributions from equity method investments were primarily related to Fund VII and ACLF.

Financing Activities

Net cash used in financing activities was $933.8 million for the three months ended March 31, 2013, which was primarily comprised of $190.8 million of contributions from Non-Controlling Interests in consolidated VIEs offset by $579.5 million in repayment of debt held by consolidated VIEs, $252.0 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $16.8 million of distributions paid to Non-Controlling Interests in consolidated VIEs, $144.3 million in distributions, $62.3 million related to the purchase of AAA units, $43.3 million in distributions paid to consolidated VIEs and $22.8 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs.

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

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 12, 2012	$0.46	February 29, 2012	$58.1	$110.4	$168.5	$10.3
May 8, 2012	$0.25	May 30, 2012	$31.6	$60.0	$91.6	$6.2
August 2, 2012	$0.24	August 31, 2012	$31.2	$57.6	$88.8	$5.3
November 9, 2012	$0.40	November 30, 2012	$52.0	$96.0	$148.0	$9.4
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0	$390.7	$25.0

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

For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. AIE I management fees were terminated on August 23, 2012 as the fund received a majority vote from shareholders to approve the wind down resolution to terminate the management agreement. Management elected not to seek shareholder approval for a one-year extension and currently aims to wind up the company in a quick and cost efficient manner. Management anticipates that all related corporate entities will be dissolved by the end of 2013 and a final distribution will be made to shareholders of remaining cash, if any, in the second quarter of 2013. However, there can be no assurances that this timeframe will be met.

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

Athene

Under an amended services contract with Athene and Athene Life Re Ltd., effective February 6, 2013, the Company earns a quarterly monitoring fee based on Athene’s capital and surplus, excluding the shares of Athene Holding Ltd. that were newly acquired by AAA Investments in the AAA Transaction (“Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. As a result of the amendment, the total monitoring fee receivable is based on the value of Athene share equivalents determined at each reporting period. At Athene’s option, the monitoring fee can be settled in either cash or, under certain circumstances, Athene shares at Athene’s option. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. For the three months ended March 31, 2013 and 2012, the Company earned $19.5 million and $2.7 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. As of March 31, 2013 the Company had a $19.5 million receivable, which is accounted for as a derivative (as described below), recorded in due from affiliates on the condensed consolidated statements of financial condition.

Under an amended services contract with AAA and other AAA affiliated service recipients including AAA Guarantor-Athene L.P. and AAA Investments, effective October 31, 2012, the Company earns a quarterly management fee based on AAA Investments’ adjusted assets through December 31, 2020, the termination date. As a result of the amendment, the total fee receivable is based on the value of Athene share equivalents determined at each reporting period. At the option of AAA Guarantor – Athene L.P. and AAA Investments, L.P, the management fee can be settled in either cash or, under certain circumstances, Athene shares. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. Related to this amended service contract, as of March 31, 2013 and December 31, 2012, the Company had a receivable of $4.6 million and $2.1 million, respectively, which is recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fee earned by the Company for the three months ended March 31, 2013 and 2012, was $3.1 million (of which $0.6 million related to the derivative component, as described below) and $4.5 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.

These amended contracts together with related derivative contracts issued pursuant to these amended contracts meet the definition of a derivative under U.S. GAAP. The Company has classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The value of these derivatives is determined by multiplying the Athene share equivalents by the estimated price per share of Athene.

The change in market value of these derivatives is reflected in other income, net in the condensed consolidated statements of operations. For the three months ended March 31, 2013, there was $0.0 million of changes in market value recognized related to these derivatives.

On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. In March 2012, the Company received a notice of withdrawal from CalPERS, to withdraw a total of $400 million from SOMA. We currently expect the capital to be distributed over the next several years. Through March 31, 2013, the Company has reduced fees charged to CalPERS on the funds it manages by approximately $71.3 million.

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

The Company granted approximately 0.2 million RSUs during the three months ended March 31, 2013. The average estimated fair value per share on the grant date was $19.93 per RSU with a total fair value of the grants of $4.1 million at March 31, 2013. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $57.2 million, $38.8 million, $23.5 million, $10.5 million, $4.5 million and $2.7 million during the years ended December 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively.

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

In April 2013, Apollo made a $30.4 million cash payment pursuant to the TRA resulting from the realized tax benefit for the 2012 tax year. Because distributions from the Apollo Operating Group are made pari passu to all unit holders, the TRA payment noted above resulted in an additional $55.2 million distribution to Holdings.

In April 2013, the Company made a payment of $9.4 million to satisfy the entire balance of the CIT secured loan agreements (refer to note 8 to our condensed consolidated financial statements).

On April 19, 2013 the Company issued 150,000 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On May 6, 2013, the Company declared a cash distribution of $0.57 per Class A share, which will be paid on May 30, 2013 to holders of record on May 16, 2013.

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

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in note 2 to our condensed consolidated financial statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.

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

Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the condensed consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net (income) loss attributable to Non-Controlling Interests in the condensed consolidated statements of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of March 31, 2013 and December 31, 2012.

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

On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management, to review and approve the valuation results related to our private equity investments. Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

The fair values of the investments in our private equity, credit and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.

Fair Value of Financial Instruments

U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8 to the condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8 to the condensed consolidated financial statements, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $793.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of March 31, 2013. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

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

Fair Value Option. Apollo has elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. For the convertible note issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible note within the condensed consolidated statement of operations. Refer to notes 3 and 4 to our condensed consolidated financial statements for further disclosure on the investment in HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.

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

Salaries, Bonus and Benefits. Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are accrued over the related service period.

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2013 and for the years ended December 31, 2012, 2011 and 2010.

Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. As of March 31, 2013, our total private equity investments were approximately $28.4 billion. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified.

Changes in the fair value of the contingent obligations that were recognized in connection with certain Apollo acquisitions are reflected in the Company’s consolidated statements of operations as profit sharing expense.

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

In June 2011, the Company adopted a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement, which we refer to herein as the Incentive Pool to enable certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying condensed consolidated financial statements.

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

Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based compensation awards consist of, or provide rights with respect to AOG Units, RSUs, share options, AAA RDUs, ARI restricted stock awards, ARI RSUs and AMTG RSUs. For more information regarding Apollo’s equity-based compensation awards, see note 10 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.

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

The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that a restricted security cannot be sold over a certain period of time. Further simplified, a restricted share of equity in a company can be viewed as having forfeited a put on the average price of the marketable equity over the restriction period (also known as an “Asian Put Option”). If we price an Asian Put Option and compare this value to that of the assumed fully marketable underlying security, we can effectively estimate the marketability discount.

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

Contractual Obligations, Commitments and Contingencies

As of March 31, 2013, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$27,422	$37,180	$36,357	$35,335	$32,798	$74,353	$243,445
Other long-term obligations(2)	5,498	995	250	—	—	—	6,743
AMH Credit Agreement(3)	21,745	83,950	76,931	24,931	623,475	—	831,032
CIT secured loan agreements	9,461	—	—	—	—	—	9,461

Obligations as of March 31, 2013	$64,126	$122,125	$113,538	$60,266	$656,273	$74,353	$1,090,681

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $14.1 million over the remaining periods of 2013 and thereafter.
(2)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(3)	$723.3 million ($995.0 million portion less amount repurchased) of the outstanding AMH loan matures in January 2017 and the remaining $5.0 million portion of the loan matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 3.99%.
Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)	As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(ii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.

Commitments

Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, each credit fund and each real estate fund as of March 31, 2013 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VII	$467.2	(1)	3.18%	$177.8	1.21%	$116.2	(1)	$45.4
Fund VI	246.2		2.43	6.1	0.06	24.3		0.6
Fund V	100.0		2.67	0.5	0.01	6.3		—	(2)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(2)
Fund III	100.6		6.71	—	—	15.5		—
ANRP	426.1	(1)	32.21	9.9	0.74	315.0	(1)	7.4
AION	127.4		46.56	27.4	10.00	127.4		27.4
APC	157.4		91.30	0.1	0.06	128.8		0.1
Credit:
EPF I(3)	344.3	(4)	20.74	22.7	1.37	44.3	(5)	4.3
EPF II(3)	414.9		11.58	77.1	2.15	329.8		62.5
SOMA(6)	—		—	—	—	—		—
COF I	451.1	(7)	30.38	29.7	2.00	237.4	(7)	4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	153.8		100.00	3.8	2.44	153.8		3.8
ACLF(8)	23.9		2.43	23.9	2.43	17.3		17.3
Palmetto(9)	18.0		1.19	18.0	1.19	7.6		7.6
AIE II(3)	8.3		3.15	5.1	1.94	0.8		0.5
A-A European Senior Debt Fund, L.P.	50.0		100.00	—	—	—		—
FCI	150.7		26.96	—	—	31.2		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	85.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.00	—	—	—	(1)	—
AESI(3)	4.5		0.99	4.5	0.99	2.2		2.2
AEC	7.3		2.50	3.2	1.08	3.5		1.5
ACSP	15.0		2.44	15.0	2.44	9.9		9.9
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.8		0.8
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	8.1		7.75	—	—	—		—
Stone Tower Credit Solutions Master Fund, Ltd.	0.9		0.83	—	—	0.3		—
Stone Tower Credit Strategies Master Fund, Ltd.	6.6		100.00	—	—	—		—
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	613.2	(1)	78.09	13.2	1.68	381.2	(1)	6.2
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(3)	7.0		0.47	—	—	1.1		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.7		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(10)	17.2		7.80	0.5	0.23	9.3		0.3
Apollo GSS Holding (Cayman), L.P.(10)	9.9		14.71	3.0	4.52	0.9		0.2
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
2011 A4 Fund, L.P.	234.7		100.00	—	—	—		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	27.1		0.90	27.1	0.90	27.0		27.0

Total	$5,438.9			$496.8		$2,079.5		$230.0

(1)	As of March 31, 2013, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $26.7 million, respectively, ANRP of $150.0 million and $110.8 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $85.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, AGRE U.S. Real Estate Fund, L.P. of $300 million and $226.2 million, respectively, EPF I of $135.8 million and $16.3 million, respectively, and EPF II of $75.0 million and $59.3 million, respectively.
(2)	As of March 31, 2013, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.28 as of March 31, 2013
(4)	Of the total commitment amount in EPF I, AAA Investments (Other), L.P., SOMA and Palmetto have approximately €54.5 million, €75.0 million and €106.0 million, respectively.
(5)	Of the total remaining commitment amount in EPF I, AAA Investments (Other), L.P., SOMA and Palmetto have approximately €6.5 million, €9.0 million and €12.7 million, respectively.
(6)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of March 31, 2013, Apollo and affiliated investors’ capital balances exceeded the 1% requirement and therefore they are not required to fund a capital commitment.

(7)	As of March 31, 2013, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(8)	As of March 31, 2013, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.
(9)	As of March 31, 2013, commitments in Palmetto also included commitments related to Apollo Palmetto Athene Partnership, L.P.
(10)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.52 as of March 31, 2013

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at March 31, 2013 and December 31, 2012 of $230.0 million and $258.3 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

On December 21, 2012, Athene Holding Ltd, entered into an agreement with Aviva plc to acquire Aviva USA Corporation, an Iowa corporation, which markets and sells a variety of fixed annuity and life insurance products in the U.S. through its wholly owned subsidiaries Aviva Life and Annuity Company, an Iowa-domiciled stock life insurance company, and Aviva Life & Annuity Company of New York, a New York-domiciled stock life insurance company. The acquisition is subject to customary closing conditions, including the approval of the acquisition of control of Aviva Life and Annuity Company by the Iowa Insurance Division and the approval of the acquisition of control of Aviva Life & Annuity Company of New York by the New York State Department of Financial Services.

On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States. As of March 31, 2013, no capital support had been provided by the Company to Athene in connection with this commitment.

On April 30, 2013, Athene entered into a definite agreement to sell Presidential Life Insurance Company—USA (“PLIC USA”) to Commonwealth Annuity and Life Insurance Co., a wholly owned subsidiary of Global Atlantic Financial Group and a Massachusetts-domiciled insurance and reinsurance company that is rated “A-(stable)” by AM Best, and to reinsure Aviva USA Corporation’s life insurance business to PLIC USA. The sale is contingent upon the pending acquisition by Athene of Aviva USA Corporation.

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

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at March 31, 2013 was 4.00% and the interest rate on the remaining $5.0 million portion of the loan at March 31, 2013 was 1.25%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $793.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of March 31, 2013. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at March 31, 2013 is the amount for which the Company expects to settle the AMH Credit Agreement.

During the second quarter of 2008, the Company entered into four secured loan agreements totaling $26.9 million with CIT to finance the purchase of certain fixed assets. The loans bear interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At March 31, 2013, the interest rate was 3.38%. On April 28, 2011, the Company sold its ownership interest in certain assets which served as collateral to the CIT secured loan agreements for $11.3 million with $11.1 million of the proceeds going to CIT directly. As a result of the sale and an additional payment made by the Company of $1.1 million, the Company satisfied the loan associated with the related asset of $12.2 million on April 28, 2011. As of March 31, 2013, the carrying value of the remaining CIT secured loan was $9.4 million.

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI. Therefore, the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. During the three months ended March 31, 2013, there was no interest paid and $0.1 million accrued interest on the outstanding loan obligation. As of March 31, 2013, the total outstanding loan aggregated $9.4 million, including accrued interest of $1.3 million which approximated fair value, of which approximately $6.7 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In accordance with the Managing Partners Shareholders Agreement and the above credit agreement with Fund VI, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of the three months ended March 31, 2013 and the year ended December 31, 2012, the Company had not recorded an obligation for any previously made distributions.

Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through March 31, 2013 and that would be reversed approximates $4.1 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

March 31, 2013
Private Equity Funds:
Fund VII	$1,682,657
Fund VI	1,186,944
Fund V	227,653
Fund IV	13,944
AAA/Other	110,980

Total Private Equity Funds	3,222,178

Credit Funds:
U.S. Performing Credit	684,716
Structured Credit	36,685
European Credit Funds	49,030
Non-Performing Loans	72,069
Opportunistic Credit	60,604

Total Credit Funds	903,104

Real Estate Funds:
CPI Funds	10,931

Total Real Estate Funds	10,931

Total	$4,136,213

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 12 to our condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income of $0.3 million relating to APC as of March 31, 2013.

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

AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of March 31, 2013, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $117.2 million and $126.9 million as of March 31, 2013 and December 31, 2012, respectively.

In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of approximately $14 million as of March 31, 2013 and December 31, 2012, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.

In connection with the acquisition of CPI on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled 25% of the net realized after tax profit from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations, for the three months ended March 31, 2013. No remaining contingency existed at March 31, 2013.

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

Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity, credit and real estate transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs are reflected as a reduction to advisory and transaction fees from affiliates. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity, credit and real estate transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.

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

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the Fourth Amended Complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a Fifth Amended Complaint, adding ten additional transactions and expanding the scope of the class seeking relief. On September 7, 2011, the Court gave the plaintiffs permission to take limited discovery on the ten additional transactions. By Court order, the parties concluded discovery on May 21, 2012. The plaintiffs then filed a Fifth Amended Complaint under seal on June 14, 2012. One week later, the defendants moved to dismiss portions of the Fifth Amended Complaint. On July 18, 2012, the Court granted the defendants’ motion in part and denied it in part. On July 21, 2012, all defendants filed motions for summary judgment. While those motions were pending, the New York Times moved to intervene and unseal the Fifth Amended Complaint. Following briefing on the motion to intervene, the Court publicly filed a version of the Fifth Amended Complaint containing four redactions. The Court heard oral argument on the defendants’ motions for summary judgment in December 2012 and issued a ruling on March 13, 2013. In its ruling, the Court found that the plaintiffs failed to raise a genuine dispute regarding the overarching conspiracy as defined in the Fifth Amended Complaint. The Court did determine, however, that the record contained some evidence from which a narrower conspiracy could be inferred. The Court therefore denied the defendants’ motions for summary judgment without prejudice, granting them permission to file renewed motions for summary judgment on the narrower, Court-defined conspiracy. Following the ruling, the Court ordered that any renewed summary judgment motions be filed by April 16, 2013, with opposition due on May 16, 2013, and reply briefing due on June 5, 2013. Apollo filed its renewed summary judgment motion on April 16, 2013, arguing that there is no evidence that Apollo agreed to or participated in the narrower, Court-defined conspiracy. Apollo does not believe that a loss from liability in this case is either probable or reasonably estimable. Apollo believes the plaintiffs’ claims lack factual and legal merit and intends to defend it vigorously. For these reasons, no estimate of possible loss, if any, can be made at this time.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC, which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On May 1, 2013, defendants moved to extend until June 1, 2013 their deadline to respond to the Frank complaint. AGM believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against AGM are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Apollo believes that it has handled its use of placement agents in an appropriate manner. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada (the “Nevada Bankruptcy Court”) approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire special litigation counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. On April 15, 2013, the Arvco Debtors initiated an adversary proceeding against Apollo (and several associated entities) in the Nevada Bankruptcy Court. In their complaint, the Arvco Debtors allege that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seek to recover purported fees they claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and the common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. For these reasons, no estimate of possible loss, if any, can be made at this time.

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

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2013.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On January 9, 2013, January 25, 2013 and February 11, 2013, we issued 150,000, 23,231 and 1,918,108 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $2,827,500, $493,426 and $42,946,438, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.11	Exchange Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and the Apollo Principal Holders (as defined therein), from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.12	Tax Receivable Agreement, dated as of July 13, 2007, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Management Holdings, L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.15	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.16	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18	Amended and Restated Employment Agreement with Joseph F. Azrack (incorporated by reference to Exhibit 10.40 to the Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.19	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.20	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

*10.25	Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012.

10.26	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.27	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.30	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.39	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.40	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.41	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.42	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter period ended March 31, 2011 (File No. 001-35107)).

10.43	Separation Agreement with Henry Silverman (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2011 (File No. 001-35107).

10.44	Separation Agreement with Eugene Donnelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.45	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.46	Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012. (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†*101.INS	XBRL Instance Document

†*101.SCH	XBRL Taxonomy Extension Scheme Document

†*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Apollo Global Management, LLC
(Registrant)

Date: May 7, 2013	By:	/s/ Martin Kelly
	Name:	Martin Kelly
	Title:	Chief Financial Officer (principal financial officer and authorized signatory)