Form 10-Q
period 2013-06-30
Apollo Global Management LLC
filed 2013-08-09
CIK 1411494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 OR

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

As of August 9, 2013 there were 141,811,799 Class A shares and 1 Class B share outstanding.

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

Terms Used in This Report

In this quarterly report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to Apollo Global Management, LLC, a Delaware limited liability company, and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries;

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

Our AUM measure includes Assets Under Management for which we charge either no or nominal fees. Our definition of AUM is not based on any definition of Assets Under Management contained in our operating agreement or in any of our Apollo fund management agreements. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in our funds; and (3) the AUM measures that we use internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, our calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers;

Fee-generating AUM consists of assets that we manage and on which we earn management fees or monitoring fees pursuant to management agreements on a basis that varies among the Apollo funds. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, generally are based on the total value of certain structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in fee-generating AUM;

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

“Contributing Partners” refer to those of our partners and their related parties (other than our Managing Partners) who indirectly own (through Holdings) Apollo Operating Group units;

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

“gross IRR” of a private equity fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2013 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;

“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Managing Partners and Contributing Partners hold their interests in the Apollo Operating Group units;

“Managing Partners” refer to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals;

“net IRR” of a private equity fund means the gross IRR applicable to all investors, including related parties which may not pay fees, net of management fees, organizational expenses, transaction costs, and certain other fund expenses (including interest incurred by the fund itself). The realized and the estimated unrealized value is adjusted such that up to 20.0% of the unrealized gain is allocated to the general partner, thereby reducing the balance attributable to fund investors’ carried interest all offset to the extent of interest income, and measures returns based on amounts that, if distributed, would be paid to investors of the fund, to the extent that an private equity fund exceeds all requirements detailed within the applicable fund agreement;

“net return” represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable;

“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;

“permanent capital” means capital of publicly traded vehicles that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, such as AP Alternative Assets, L.P. (“AAA”), Apollo Investment Corporation, Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc., Apollo Tactical Income Fund Inc., and Apollo Senior Floating Rate Fund Inc.; such publicly traded vehicles may be required, or elect, to return all or a portion of capital gains and investment income;

“private equity investments” refer to (i) direct or indirect investments in existing and future private equity funds managed or sponsored by Apollo, (ii) direct or indirect co-investments with existing and future private equity funds managed or sponsored by Apollo, (iii) direct or indirect investments in securities which are not immediately capable of resale in a public market that Apollo identifies but does not pursue through its private equity funds, and (iv) investments of the type described in (i) through (iii) above made by Apollo funds; and

“Strategic Investors” refer to the California Public Employees’ Retirement System, or “CalPERS,” and an affiliate of the Abu Dhabi Investment Authority, or “ADIA.”

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF FINANCIAL CONDITION (UNAUDITED)

(dollars in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,203,090	$946,225
Cash and cash equivalents held at Consolidated Funds	410	1,226
Restricted cash	8,356	8,359
Investments	2,134,061	2,138,096
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,517,488	1,682,696
Investments, at fair value	12,221,322	12,689,535
Other assets	411,661	299,978
Carried interest receivable	2,014,745	1,878,256
Due from affiliates	209,280	173,312
Fixed assets, net	50,945	53,452
Deferred tax assets	631,579	542,208
Other assets	53,384	36,765
Goodwill	48,894	48,894
Intangible assets, net	114,809	137,856

Total Assets	$20,620,024	$20,636,858

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$43,381	$38,337
Accrued compensation and benefits	77,152	56,125
Deferred revenue	296,455	252,157
Due to affiliates	546,970	477,451
Profit sharing payable	908,193	857,724
Debt	728,273	737,818
Liabilities of consolidated variable interest entities:
Debt, at fair value	10,835,271	11,834,955
Other liabilities	888,577	634,053
Other liabilities	58,700	44,855

Total Liabilities	14,382,972	14,933,475

Commitments and Contingencies (see note 12)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 141,722,471 shares and 130,053,993 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid in capital	2,931,769	3,043,334
Accumulated deficit	(1,876,068)	(2,142,020)
Appropriated partners’ capital	1,667,453	1,765,360
Accumulated other comprehensive income	139	144

Total Apollo Global Management, LLC shareholders’ equity	2,723,293	2,666,818
Non-Controlling Interests in consolidated entities	2,229,350	1,893,212
Non-Controlling Interests in Apollo Operating Group	1,284,409	1,143,353

Total Shareholders’ Equity	6,237,052	5,703,383

Total Liabilities and Shareholders’ Equity	$20,620,024	$20,636,858

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Advisory and transaction fees from affiliates	$65,085	$69,777	$112,504	$97,013
Management fees from affiliates	155,070	143,326	305,517	270,504
Carried interest income (loss) from affiliates	277,106	(1,475)	1,388,313	620,854

Total Revenues	497,261	211,628	1,806,334	988,371

Expenses:
Compensation and benefits:
Equity-based compensation	43,501	142,114	88,787	290,980
Salary, bonus and benefits	69,282	74,948	142,678	140,019
Profit sharing expense	124,229	19,851	547,849	268,875
Incentive fee compensation	3,015	(27)	3,015	8

Total Compensation and Benefits	240,027	236,886	782,329	699,882
Interest expense	7,594	10,567	15,112	21,947
Professional fees	21,665	16,832	37,725	28,359
General, administrative and other	26,037	23,575	48,978	42,782
Placement fees	3,120	8,131	12,478	9,052
Occupancy	10,149	8,990	19,954	17,716
Depreciation and amortization	14,195	11,981	28,813	20,454

Total Expenses	322,787	316,962	945,389	840,192

Other (Loss) Income:
Net gains (losses) from investment activities	1,116	(28,214)	53,249	129,494
Net (losses) gains from investment activities of consolidated variable interest entities	(35,198)	31,763	12,663	15,562
Income (loss) from equity method investments	20,090	(839)	47,880	42,412
Interest income	3,049	2,202	6,140	3,816
Other income, net	2,778	1,945,549	4,076	1,951,365

Total Other (Loss) Income	(8,165)	1,950,461	124,008	2,142,649

Income before income tax provision	166,309	1,845,127	984,953	2,290,828
Income tax provision	(18,139)	(10,650)	(36,718)	(25,210)

Net Income	148,170	1,834,477	948,235	2,265,618

Net income attributable to Non-Controlling Interests	(89,433)	(1,875,863)	(640,520)	(2,208,961)

Net Income (Loss) Attributable to Apollo Global Management, LLC	$58,737	$(41,386)	$307,715	$56,657

Distributions Declared per Class A Share	$0.57	$0.25	$1.62	$0.71

Net Income Per Class A Share:
Net Income (Loss) Per Class A Share – Basic	$0.32	$(0.38)	$1.94	$0.32

Net Income (Loss) Per Class A Share – Diluted	$0.32	$(0.38)	$1.93	$0.32

Weighted Average Number of Class A Shares – Basic	137,289,147	126,457,443	134,285,776	125,863,348

Weighted Average Number of Class A Shares – Diluted	137,289,147	126,457,443	138,104,463	126,260,767

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$148,170	$1,834,477	$948,235	$2,265,618
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $0 and $237 for Apollo Global Management, LLC for the three months ended June 30, 2013 and 2012, respectively, and $0 and $237 for Apollo Global Management, LLC for the six months ended June 30, 2013 and 2012, respectively, and $0 for Non-Controlling Interests in Apollo Operating Group for both the three and six months ended June 30, 2013 and 2012)	—	1,223	—	2,825
Net loss on available-for-sale securities (from equity method investment)	(3)	(5)	(5)	(3)

Total Other Comprehensive (Loss) Income, net of tax	(3)	1,218	(5)	2,822

Comprehensive Income	148,167	1,835,695	948,230	2,268,440
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(129,676)	86,283	(642,521)	(278,318)

Comprehensive Income Attributable to Apollo Global Management, LLC	$18,491	$1,921,978	$305,709	$1,990,122

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2012	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Capital increase related to equity-based compensation	—	—	137,305	—	—	—	137,305		152,412	289,717
Capital contributions	—	—	—	—	—	—	—	63,560	—	63,560
Cash distributions	—	—	—	—	—	—	—	(206,751)	—	(206,751)
Distributions	—	—	(106,131)	—	(49,598)	—	(155,729)	—	(181,423)	(337,152)
Distributions related to deliveries of Class A shares for RSUs	2,537,698	—	45	(16,915)	—	—	(16,870)	—	—	(16,870)
Purchase of AAA shares	—	—	—	—	—	—	—	(100,046)	—	(100,046)
Non-cash distributions	—	—	—	(801)	—	—	(801)	(9,499)	—	(10,300)
Non-cash contribution to Non-Controlling Interests	—	—	—	—	—	—	—	1,247	280	1,527
Capital increase related to business acquisition	—	—	14,001	—	—	—	14,001	—	—	14,001
Non-Controlling Interests in consolidated entities at acquisition date	—	—		—	—	—	—	306,351	—	306,351
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	88	—	—	—	88	(88)	—	—
Satisfaction of liability related to AAA RDUs	—	—	(455)	—	—	—	(455)	—	—	(455)
Net income	—	—	—	56,657	1,932,653	—	1,989,310	127,749	148,559	2,265,618
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(3)	(3)	—	—	(3)
Net unrealized gain on interest rate swaps (net of taxes of $237 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	815	815	—	2,010	2,825

Balance at June 30, 2012	126,460,740	1	$2,984,345	$(2,387,256)	$2,096,649	$324	$2,694,062	$1,627,290	$598,991	$4,920,343

Balance at January 1, 2013	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	4,545	—	—	—	4,545	—	—	4,545
Capital increase related to equity-based compensation	—	—	68,058	—	—	—	68,058	—	19,163	87,221
Capital contributions	—	—	—	—	—	—	—	444,678	—	444,678
Distributions	—	—	(258,816)	—	(95,906)	—	(354,722)	(78,927)	(439,017)	(872,666)
Distributions related to deliveries of Class A shares for RSUs	2,899,114	—	10,911	(41,763)	—	—	(30,852)	—	—	(30,852)
Purchase of AAA shares	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(1,921)	—	—	—	(1,921)	1,921	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,027	—	—	—	1,027	—	—	1,027
Exchange of AOG Units for Class A Shares	8,769,364	—	64,631	—	—	—	64,631	—	(50,819)	13,812
Net income (loss)	—	—	—	307,715	(2,001)	—	305,714	30,792	611,729	948,235
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(5)	(5)	—	—	(5)

Balance at June 30, 2013	141,722,471	1	$2,931,769	$(1,876,068)	$1,667,453	$139	$2,723,293	$2,229,350	$1,284,409	$6,237,052

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(dollars in thousands, except share data)

	2013	2012
Cash Flows from Operating Activities:
Net income	$948,235	$2,265,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	88,787	290,980
Depreciation and amortization	5,766	4,793
Amortization of intangible assets	23,047	15,661
Amortization of debt issuance costs	320	255
Unrealized losses from investment in HFA and other investments	2,092	10,024
Non-cash interest income	(1,656)	(1,562)
Income from equity awards received for directors’ fees	(516)	(2,563)
Income from equity method investment	(47,880)	(42,412)
Unrealized gain on market value on derivatives	(284)	—
Waived management fees	—	(13,581)
Non-cash compensation expense related to waived management fees	—	13,581
Change in fair value of contingent obligations	9,919	—
Deferred taxes, net	31,509	18,230
Loss on disposal of assets	29	911
Gain on business acquisitions	—	(1,951,169)
Changes in assets and liabilities:
Carried interest receivable	(136,488)	(398,151)
Due from affiliates	(34,517)	(69,059)
Other assets	(16,938)	4,614
Accounts payable and accrued expenses	5,044	10,728
Accrued compensation and benefits	19,778	19,915
Deferred revenue	44,298	43,512
Due to affiliates	(37,598)	51,640
Profit sharing payable	40,550	195,318
Other liabilities	501	(3,541)
Apollo Funds related:
Net realized gains from investment activities	(84,326)	(14,770)
Net unrealized losses (gains) from investment activities	58,505	(191,058)
Net realized gains on debt	(83,397)	—
Net unrealized losses on debt	156,249	102,825
Distributions from investment activities	62,189	99,675
Change in cash held at consolidated variable interest entities	165,208	(30,215)
Purchases of investments	(4,512,398)	(2,913,760)
Proceeds from sale of investments and liquidating distributions	4,967,429	2,406,277
Change in other assets	(111,683)	119,755
Change in other liabilities	254,558	(101,947)

Net Cash Provided by (Used in) Operating Activities	1,816,332	(59,476)

Cash Flows from Investing Activities:
Purchases of fixed assets	(4,669)	(4,286)
Acquisition of Stone Tower (net of cash assumed)	—	(99,190)
Proceeds from disposals of fixed assets	1,381	—
Purchase of investments in HFA and other	—	(1,889)
Cash contributions to equity method investments	(52,040)	(103,382)
Cash distributions from equity method investments	95,781	50,820
Change in restricted cash	3	(81)

Net Cash Provided by (Used In) Investing Activities	$40,456	$(158,008)

Cash Flows from Financing Activities:
Principal repayments on debt and repurchase of debt	$(9,545)	$(376)
Distributions related to deliveries of Class A shares for RSUs	(41,763)	(16,915)
Distributions to Non-Controlling Interests in consolidated entities	(6,448)	(4,368)
Contributions from Non-Controlling Interests in consolidated entities	304	2,535
Distributions paid	(230,008)	(94,801)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(439,017)	(181,423)
Apollo Funds related:
Issuance of debt	332,250	929,532
Principal repayment of debt	(1,420,175)	(246,134)
Purchase of AAA shares	(62,326)	(100,046)
Distributions paid	(95,906)	(49,598)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(72,479)	(202,383)
Contributions from Non-Controlling Interests in consolidated variable interest entities	444,374	61,025

Net Cash (Used in) Provided by Financing Activities	(1,600,739)	97,048

Net Increase (Decrease) in Cash and Cash Equivalents	256,049	(120,436)
Cash and Cash Equivalents, Beginning of Period	947,451	744,731

Cash and Cash Equivalents, End of Period	$1,203,500	$624,295

Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,746	$27,612
Interest paid by consolidated variable interest entities	63,219	62,356
Income taxes paid	2,513	658
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions on equity method investments	$904	$1,626
Non-cash distributions from equity method investments	(1,364)	(468)
Change in accrual for purchase of fixed assets	—	285

Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$(28,809)	$(12,131)
Non-cash distributions to Non-Controlling Interests in consolidated entities	—	(9,499)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group	—	280
Unrealized gain on interest rate swaps to Non-Controlling Interests in Apollo Operating Group, net of taxes	—	2,010
Satisfaction of liability related to AAA RDUs	1,027	(455)
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	1,921	(88)
Net transfer of AAA ownership interest from Apollo Global Management, LLC	(1,921)	88
Non-cash contributions to Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	19,163	152,412
Unrealized gain on interest rate swaps	—	1,052
Unrealized loss on available for sale securities (from equity method investment)	(5)	(3)
Capital increases related to equity-based compensation	68,058	137,305
Non-cash contribution from Non-Controlling Interests in consolidated entities	—	1,247
Dilution impact of issuance of Class A shares	4,545	—
Deferred tax asset related to interest rate swaps	—	(237)
Tax benefits related to deliveries of Class A shares for RSUs	(10,911)	(45)
Non-Controlling Interests in consolidated entities related to acquisition	—	306,351
Capital increase related to business acquisition	—	14,001
Net Assets Transferred from Consolidated Variable Interest Entity:
Cash and cash equivalents	—	1,161,016
Investments, at fair value	—	8,581,827
Other assets	—	394,026
Debt, at fair value	—	(7,255,172)
Other liabilities	—	(560,262)
Net Assets Transferred from Consolidated Fund:
Investments, at fair value	—	46,147
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$92,080	$—
Due to affiliates	(78,268)	—
Additional paid in capital	(13,812)	—
Non-controlling Interest in Apollo Operating Group	50,819	—

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage private equity, credit and real estate funds as well as strategic investment accounts (“SIAs”), on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees for the investments made and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain reclassifications, when applicable, have been made to the prior period’s condensed consolidated financial statements and notes to conform to the current period’s presentation and are disclosed accordingly.

Reorganization of the Company

The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “2007 Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is indirectly wholly-owned and controlled by the Managing Partners.

As of June 30, 2013, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 38.0% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Holdings, is the entity through the “Contributing Partners” indirectly beneficially own, interests in Apollo Operating Group represented by units in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”) that represent 62.0% of the economic interests in the Apollo Operating Group as of June 30, 2013. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

Apollo also entered into an exchange agreement with Holdings (as amended, the “Exchange Agreement”) that allows the holders of the AOG Units (and certain permitted transferees thereof), subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions to exchange, upon notice (subject to the terms of the Exchange Agreement), their AOG Units for the Company’s Class A shares on a one-for-one basis up to four times each year, subject to customary conversion rate adjustments for splits, distributions and reclassifications. Under the Exchange Agreement, a holder of AOG Units must simultaneously exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As a holder exchanges its AOG Units, the Company’s indirect interest in the Apollo Operating Group partnerships will be correspondingly increased.

On May 15, 2013, the Company completed its public offering for resale of approximately 24.3 million Class A shares owned by its Strategic Investors and certain of its Managing Partners, Contributing Partners and employees (collectively, the “Selling Shareholders”) at a price to the public of $25.00 per Class A share, which included approximately 3.2 million Class A shares sold by the Selling Shareholders upon the exercise in full of the underwriters’ option to purchase additional shares (the “Secondary Offering”). In connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. No proceeds were received by the Company from the sale of Class A shares by the Selling Shareholders in the Secondary Offering. All underwriting costs were borne by the Selling Shareholders. The Company incurred approximately $3.0 million of fees, consisting of legal and professional fees and filing costs, as a result of the Secondary Offering.

As a result of the exchange of AOG Units into Class A shares, the Company’s economic interests in the Apollo Operating Group increased from 35.6% to 38.0% and Holdings’ economic interests in the Apollo Operating Group decreased from 64.4% to 62.0%. The dilution of Holdings’ economic interests in Apollo Operating Group is reflected in the condensed consolidated statements of changes in shareholders’ equity in the line titled Exchange of AOG Units for Class A Shares, where $50.8 million was transferred to Apollo Global Management, LLC’s shareholders’ equity from Non-Controlling Interests in the Apollo Operating Group. Additionally, as a result of the exchange of AOG Units into Class A shares, the Company recognized a step-up in tax basis of certain assets and liabilities. Similar to its 2007 Reorganization, the Company recognized an increase in its deferred tax asset, tax receivable agreement liability and additional paid in capital as a result of the exchange of AOG Units into Class A shares. Refer to note 7 and note 11 for a discussion of the increase in deferred taxes, tax receivable agreement liability and additional paid in capital as a result of the exchange of AOG Units into Class A shares.

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

Certain of the Company’s subsidiaries hold equity interests in and/or receive fees qualifying as variable interests from the entities that the Company manages. The amended consolidation rules require an analysis to determine whether (a) an entity in which Apollo holds a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would give it a controlling financial interest. When the VIE has qualified for the deferral of the amended consolidation rules in accordance with U.S. GAAP, the analysis is based on previous consolidation rules, which require an analysis to determine whether (a) an entity in which Apollo holds a variable interest is a VIE and (b) Apollo’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the variability of the entity.

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

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of June 30, 2013 and December 31, 2012.

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

Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of June 30, 2013, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 62.0% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximately 97% ownership interest held by limited partners in AAA as of June 30, 2013. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

Real Estate Investments

The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. For Apollo’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.

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

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $770.4 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of June 30, 2013. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2013, the Company performed its annual impairment testing. As the fair value of the Company’s reporting units was well in excess of the carrying value as of June 30, 2013, there was no impairment of goodwill or indefinite life intangible assets at such time.

Compensation and Benefits

Equity-Based Compensation—Equity-based awards granted to employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. The Company estimates forfeitures for equity-based awards that are not expected to vest. Equity-based awards granted to non-employees for services provided to affiliates are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.

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

The Company sponsors a 401(k) Savings Plan whereby U.S. based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and six months ended June 30, 2013 and 2012.

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

Incentive Fee Compensation—Certain employees are entitled to receive a discretionary portion of incentive fee income from certain of our credit funds, based on performance for the year. Incentive fee compensation expense is recognized on an accrual basis as the related carried interest income is earned. Incentive fee compensation expense may be subject to reversal until the carried interest income becomes crystallized.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to be less than the carrying amount, then the entity must perform the quantitative impairment test; otherwise, further testing would not be required. The amendments are effective for all entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In conjunction with the annual goodwill impairment test as of June 30, 2013, utilizing the two step method described above, the Company concluded these amendments did not have an impact on the Company’s condensed consolidated financial statements.

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

In April 2013, the FASB issued guidance that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The financial statements prepared using the liquidation basis of accounting should present relevant information about the expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. Liabilities should be recognized and measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The guidance requires an entity to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with the sale or settlement of those assets and liabilities. Additionally, the amended guidance requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company must have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

In July 2013, the FASB issued guidance to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date (e.g. an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled). The guidance does not require new recurring disclosures. The guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

3. INVESTMENTS

The following table represents Apollo’s investments:

	June 30, 2013	December 31, 2012
Investments, at fair value	$1,736,703	$1,744,412
Other investments	397,358	393,684

Total Investments	$2,134,061	$2,138,096

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Investments, at Fair Value

Investments, at fair value, consist of financial instruments held by AAA, investments held by the Apollo Senior Loan Fund, the Company’s investment in HFA and other investments held by the Company at fair value. As of June 30, 2013 and December 31, 2012, the net assets of the consolidated funds (excluding VIEs) were $1,683.4 million and $1,691.3 million, respectively. The following investments, except the investment in HFA and Other Investments, are presented as a percentage of net assets of the consolidated funds:

	June 30, 2013					December 31, 2012
	Fair Value					Fair Value
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds
Investments held by:

AAA	$1,659,093	$—	$1,659,093	$1,498,965	98.6%	$1,666,448	$—	$1,666,448	$1,561,154	98.5%
Apollo Senior Loan Fund	—	27,218	27,218	27,131	1.6	—	27,653	27,653	27,296	1.5
HFA	—	48,658	48,658	59,472	N/A	—	48,723	48,723	57,815	N/A
Other Investments	1,734	—	1,734	3,272	N/A	1,588	—	1,588	3,563	N/A

Total	$1,660,827	$75,876	$1,736,703	$1,588,840	100.2%	$1,668,036	$76,376	$1,744,412	$1,649,828	100.0%

Securities

At June 30, 2013 and December 31, 2012, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA investments. The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	June 30, 2013				December 31, 2012
	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds
Athene Holding Ltd.(1)	Equity	$1,617,445	$1,276,366	96.1%	Equity	$1,578,954	$1,276,366	93.4%

(1)	Two subsidiaries of AAA Investments, AAA Guarantor-Athene, L.P. and Apollo Life Re Ltd., own the majority of the equity of Athene Holding Ltd.

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

During the fourth quarter of 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene Holding Ltd. in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”). After the AAA Transaction, Athene Holding Ltd. was AAA’s only material investment and as of June 30, 2013 and December 31, 2012, AAA through its investment in AAA Investments was the largest shareholder of Athene Holding Ltd. with an approximate 72% and 77%, respectively, ownership stake (without giving to effect to restricted common shares issued under Athene’s management equity plan).

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

The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or canceled, the note will be converted on the eighth anniversary of its issuance on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis,” which is based on a hypothetical exit through conversion to common equity (for which quoted price exists) as of the valuation date. The Company separately presents interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible note. For the three and six months ended June 30, 2013, the Company recorded $0.8 million and $1.7 million, respectively, in PIK interest income included in interest income in the condensed consolidated statements of operations. For the three and six months ended June 30, 2012, the Company recorded $0.8 million and $1.6 million, respectively, in PIK interest income included in interest income in the condensed consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $0.91 as of June 30, 2013) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the six months ended June 30, 2013 and 2012, the Company recorded an unrealized loss of approximately $1.7 million and $9.7 million, respectively, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations. For the three months ended June 30, 2013 and 2012, the Company recorded an unrealized loss of $5.8 million and $13.1 million, respectively, related to the convertible note and stock options within net gains (losses) from investment activities in the condensed consolidated statements of operations.

The Company has classified the instruments associated with the HFA investment as Level III investments.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains (losses) resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains (losses). Additionally net gains (losses) from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains (losses) from investment activities for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$167	$167
Change in net unrealized gains (losses) due to changes in fair values	7,064	(6,115)	949

Net Gains (Losses) from Investment Activities	$7,064	$(5,948)	$1,116

	For the Three Months Ended June 30, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$45	$45
Change in net unrealized losses due to changes in fair values	(15,149)	(13,110)	(28,259)

Net Losses from Investment Activities	$(15,149)	$(13,065)	$(28,214)

	For the Six Months Ended June 30, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$408	$408
Change in net unrealized gains (losses) due to changes in fair values	54,833	(1,992)	52,841

Net Gains (losses) from Investment Activities	$54,833	$(1,584)	$53,249

	For the Six Months Ended June 30, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$136	$136
Change in net unrealized gains (losses) due to changes in fair values	138,543	(9,185)	129,358

Net Gains (Losses) from Investment Activities	$138,543	$(9,049)	$129,494

Other Investments

Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table presents income (loss) from equity method investments for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Investments:
Private Equity Funds:
AAA Investments	$6	$(1)	$33	$83
Apollo Investment Fund IV, L.P. (“Fund IV”)	—	(2)	—	(2)
Apollo Investment Fund V, L.P. (“Fund V”)	(1)	24	6	29
Apollo Investment Fund VI, L.P. (“Fund VI”)	(5)	(64)	1,073	2,548
Apollo Investment Fund VII, L.P. (“Fund VII”)	11,064	(858)	31,477	23,223
Apollo Natural Resources Partners, L.P. (“ANRP”)	152	137	163	174
AION Capital Partners Limited (“AION”)	369	—	553	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	2	—	3	—
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	30	(30)	414	666
Apollo Value Investment Fund, L.P. (“VIF”)	(1)	(4)	6	15
Apollo Strategic Value Fund, L.P. (“SVF”)	(2)	(3)	1	12
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	(36)	78	668	1,966
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	(2)	(104)	(2)	291
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	563	(1,851)	4,137	7,168
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	(304)	522	584	2,955
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	(11)	—	(11)	—
Apollo European Principal Finance Fund, L.P. (“EPF I”)	3,079	150	2,748	794
Apollo Investment Europe II, L.P. (“AIE II”)	349	(400)	406	503
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	259	38	842	549
Apollo Senior Floating Rate Fund Inc. (“AFT”)	(3)	1	5	11
Apollo Residential Mortgage, Inc. (“AMTG”)	22 (1)	403 (2)	508 (1)	555 (2)
Apollo European Credit, L.P. (“AEC”)	71	(8)	147	27
Apollo European Strategic Investments, L.P. (“AESI”)	106	(31)	258	162
Apollo Centre Street Partnership, L.P. (“ACSP”)	108	(67)	289	(67)
Apollo Investment Corporation (“AINV”)	2,037 (1)	—	1,410	—
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	23	316	86	316
Apollo SK Strategic Investments, L.P. (“SK”)	23	—	49	—
Apollo SPN Investments I, L.P.	501	—	88	—
Apollo Tactical Income Fund Inc. (“AIF”)	(10)	—	(5)	—
Apollo Franklin Partnership, L.P.	(7)	—	(7)	—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	93 (1)	268 (2)	316 (1)	516 (2)
AGRE U.S. Real Estate Fund, L.P.	227	(33)	241	(86)
CPI Capital Partners North America LP	16	(10)	74	(31)
CPI Capital Partners Asia Pacific, L.P.	(6)	32	(4)	37
Apollo GSS Holding (Cayman), L.P.	(1)	—	(5)	—
BEA/AGRE China Real Estate Fund, L.P.	(8)	—	(8)	—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	—	(1)	13	(306)
VC Holdings, L.P. Series C (“Vantium C”)	1,333	17	1,325	(133)
VC Holdings, L.P. Series D (“Vantium D”)	46	190	(1)	432
Other	8	452	—	5

Total Income (Loss) from Equity Method Investments	$20,090	$(839)	$47,880	$42,412

(1)	Amounts are as of March 31, 2013.
(2)	Amounts are as of March 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Other investments as of June 30, 2013 and December 31, 2012 consisted of the following:

	Equity Held as of
	June 30, 2013		% of Ownership		December 31, 2012		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$997		0.058%		$998		0.057%
Fund IV	9		0.015		9		0.015
Fund V	113		0.017		173		0.014
Fund VI	8,746		0.094		9,814		0.094
Fund VII	158,104		1.280		164,773		1.316
ANRP	2,782		0.832		2,355		0.903
AION	1,178		10.000		625		10.000
APC	19		0.059		17		0.058
Credit Funds:
SOMA	6,298		0.826		5,887		0.643
VIF	148		0.105		141		0.093
SVF	23		0.078		137		0.076
ACLF	9,723		2.573		9,281		2.579
Artus	665		6.156		667		6.156
COF I	30,210		1.918		39,416		1.924
COF II	10,362		1.404		19,654		1.429
COF III	526		2.439		—		—
EPF I	21,520		1.363		18,329		1.363
AIE II	6,734		2.269		7,207		2.205
Palmetto	14,491		1.186		13,614		1.186
AFT	103		0.034		98		0.034
AMTG(3)	4,527	(1)	0.623	(1)	4,380	(2)	0.811	(2)
AEC	2,070		1.061		1,604		1.079
AESI	3,368		1.006		3,076		0.991
ACSP	7,484		2.456		5,327		2.457
AINV(4)	53,172	(1)	3.095		51,761		2.955
EPF II	11,764		2.268		5,337		1.316
SK	1,449		0.992		1,002		0.988
Apollo SPN Investments I, L.P.	2,611		0.845		90		0.083
CION Investment Corporation	1,000		2.900		1,000		22.207
AIF	95		0.036		—		—
Apollo Franklin Partnership, L.P.	4,993		9.099		—		—
Real Estate:
ARI(3)	11,737	(1)	1.500	(1)	11,469	(2)	2.729	(2)
AGRE U.S. Real Estate Fund, L.P.	10,873		1.845		5,210		1.845
CPI Capital Partners North America	334		0.414		455		0.413
CPI Capital Partners Europe	5		0.001		5		0.001
CPI Capital Partners Asia Pacific	171		0.039		186		0.039
Apollo GSS Holding (Cayman), L.P.	3,013		4.946		2,428		4.621
BEA/AGRE China Real Estate Fund, L.P.	72		1.031		—
Other Equity Method Investments:
Vantium A/B	67		6.450		54		6.450
Vantium C	3,870		2.071		5,172		2.071
Vantium D	1,932		6.345		1,933		6.345

Total Other Investments	$397,358				$393,684

(1)	Amounts are as of March 31, 2013.
(2)	Amounts are as of September 30, 2012.
(3)	Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.
(4)	The value of the Company’s investment in AINV was $49,767 and $51,351 based on the quoted market price as of June 30, 2013 and December 31, 2012, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

As of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and 2012, no single equity method investee held by Apollo exceeded 20% of its total consolidated assets or income. As such, Apollo is not required to present summarized income statement information for any of its equity method investees.

Fair Value Measurements

The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

	Level I		Level II		Level III		Totals
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Assets, at fair value:
Investment in AAA Investments	$—	$—	$—	$—	$1,659,093	$1,666,448	$1,659,093	$1,666,448
Investments held by Apollo Senior Loan Fund	—	—	26,781	27,063	437	590	27,218	27,653
Investments in HFA and Other	—	—	—	—	50,392	50,311	50,392	50,311

Total	$—	$—	$26,781	$27,063	$1,709,922	$1,717,349	$1,736,703	$1,744,412

There were transfers of investments from Level II into Level III and from Level III into Level II relating to investments held by the Apollo Senior Loan Fund during the three months ended June 30, 2013 and 2012, respectively. There were transfers of investments from Level III into Level II and from Level II into Level III relating to investments held by the Apollo Senior Loan Fund during the six months ended June 30, 2013 and 2012. These transfers were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. For the three and six months ended June 30, 2013 and 2012, there were no transfers between Level I and Level II investments.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the changes in AAA Investments, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$1,652,029	$1,581,773	$1,666,448	$1,480,152
Distributions	—	(49,724)	(62,188)	(101,795)
Change in unrealized gains (losses), net	7,064	(15,150)	54,833	138,542

Balance, End of Period	$1,659,093	$1,516,899	$1,659,093	$1,516,899

The following table summarizes the changes in the investments in HFA and Other Investments, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$55,407	$52,571	$50,311	$47,757
Acquisition of consolidated fund	—	46,147	—	46,147
Purchases	833	2,809	2,268	3,959
Sale of Investments	—	—	(902)	—
Change in unrealized losses, net	(5,848)	(13,688)	(1,285)	(10,024)

Balance, End of Period	$50,392	$87,839	$50,392	$87,839

The change in unrealized gains (losses), net has been recorded within the caption “Net gains (losses) from investment activities” in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the changes in the investments in the investments in the Apollo Senior Loan Fund, which are measured at fair value and characterized as Level III investments for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$—	$484	$590	$456
Purchases of investments	—	—	22	—
Sale of investments	—	(2)	—	(461)
Realized gains	—	—	—	9
Change in unrealized gains (losses), net	—	(1)	9	(6)
Transfers into Level III	437	—	437	483
Transfers out of Level III	—	(481)	(621)	(481)

Balance, End of Period	$437	$—	$437	$—

The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	Private Equity
	June 30, 2013		December 31, 2012
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,617,445	97.1%	$1,581,975	98.6%
Listed quotes	48,579	2.9	22,029	1.4

Total Investments	1,666,024	100%	1,604,004	100%

Other net (liabilities) assets(1)	(6,931)		62,444

Total Net Assets	$1,659,093		$1,666,448

(1)	Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at June 30, 2013 and December 31, 2012 is primarily comprised of $51.3 million and $113.3 million in notes receivable from an affiliate, respectively, less the obligation to the general partner. Carrying values approximate fair value for other assets and liabilities and, accordingly, extended valuation procedures are not required.

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

Fair Value Measurements

The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

	Level I		Level II		Level III		Totals
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Investments, at fair value	$60	$168	$10,463,405	$11,045,902	$1,757,857	$1,643,465	$12,221,322	$12,689,535

	Level I		Level II		Level III		Totals
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Liabilities, at fair value	$—	$—	$—	$—	$10,835,271	$11,834,955	$10,835,271	$11,834,955

Level III investments include corporate loan and corporate bond investments held by the consolidated VIEs. Level III liabilities consist of notes and loans, the valuations of which are discussed further in note 2. All Level II investments were valued using broker quotes. Transfers of investments out of Level III and into Level II or Level I, if any, are accounted for as of the end of the reporting period in which the transfer occurred. For the three and six months ended June 30, 2013, there were no transfers between Level I and Level II investments. For the three and six months ended June 30, 2012, transfers from Level II into Level I totaled $164. Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the quantitative inputs and assumptions used for investments, at fair value, categorized as Level III in the fair value hierarchy as of June 30, 2013. The disclosure below excludes Level III investments, at fair value, as of June 30, 2013, for which the determination of fair value is based on broker quotes:

	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets:
Bank Debt Term Loans	$56,566	Discounted Cash Flow – Comparable Yields	Discount Rates	10.7%–30.4%	15.7%
Stocks	603	Market Comparable Companies	Comparable Multiples	6.6x	6.6x

Total	$57,169

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

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$1,765,988	$215,246	$1,643,465	$246,609
Acquisition of VIEs	—	1,482,057	—	1,482,057
Elimination of investments attributable to consolidation of VIEs	19,302	(59,764)	15,400	(59,764)
Purchases	538,507	210,721	922,668	437,666
Sale of investments	(319,231)	(935,739)	(506,092)	(975,013)
Net realized (losses) gains	(2,566)	5,850	(7,008)	1,192
Changes in net unrealized gains (losses)	6,304	(9,377)	4,951	2,215
Transfers out of Level III	(444,462)	(55,913)	(782,135)	(346,430)
Transfers into Level III	194,015	144,885	466,608	209,434

Balance, End of Period	$1,757,857	$997,966	$1,757,857	$997,966

Changes in net unrealized gains (losses) included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to investments still held at reporting date	$3,850	$(2,063)	$(6,916)	$5,437

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

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$11,347,332	$3,700,536	$11,834,955	$3,189,837
Acquisition of VIEs	—	7,317,144	—	7,317,144
Borrowings	—	503,848	332,250	929,532
Repayments	(508,400)	(243,343)	(1,420,175)	(246,134)
Net realized gains on debt	(91,000)	—	(83,397)	—
Changes in net unrealized losses from debt	68,013	14,247	156,249	102,825
Elimination of debt attributable to consolidated VIEs	19,326	(59,772)	15,389	(60,544)

Balance, End of Period	$10,835,271	$11,232,660	$10,835,271	$11,232,660

Changes in net unrealized (gains) losses included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(17,662)	$8,456	$75,214	$93,021

Net (Losses) Gains from Investment Activities of Consolidated Variable Interest Entities

The following table presents net (losses) gains from investment activities of the consolidated VIEs for the three and six months ended June 30, 2013 and 2012, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net unrealized (losses) gains from investment activities	$(138,181)	$(18,021)	$(113,061)	$51,998
Net realized gains from investment activities	32,988	12,349	83,918	14,634

Net (losses) gains from investment activities	(105,193)	(5,672)	(29,143)	66,632

Net unrealized losses from debt	(68,013)	(14,247)	(156,249)	(102,825)
Net realized gains from debt	91,000	—	83,397	—

Net gains (losses) from debt	22,987	(14,247)	(72,852)	(102,825)

Interest and other income	152,501	171,229	329,626	216,860
Other expenses	(105,493)	(119,547)	(214,968)	(165,105)

Net (Losses) Gains from Investment Activities of Consolidated VIEs	$(35,198)	$31,763	$12,663	$15,562

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions of the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$10,379,364	1.04%		7.0	$11,409,825	1.30%		7.3
Subordinated Notes(2)(3)	929,278	N/A	(1)	7.6	1,074,904	N/A	(1)	7.7

Total	$11,308,642				$12,484,729

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)	The fair value of Senior Secured and Subordinated Notes as of June 30, 2013 and December 31, 2012 was $10,835 million and $11,835 million, respectively.
(3)	The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2013 and December 31, 2012, the fair value of the consolidated VIE assets was $14,150 million and $14,672 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The following table provides a summary of the quantitative inputs and assumptions used for liabilities, at fair value, categorized as Level III in the fair value hierarchy as of June 30, 2013. The disclosure below excludes Level III liabilities, at fair value, as of June 30, 2013 for which the determination of fair value is based on broker quotes:

	As of June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Ranges	Weighted Average
Subordinated Notes	$766,611	Discounted Cash	Discount Rate	10.0%-12.0%	10.3%
		Flow	Default Rate	1.0%-1.5%	1.2%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	$2,071,470	Discounted Cash	Discount Rate	1.9%–2.1%	2.0%
		Flow	Default Rate	2.0%	2.0%
			Recovery Rate	30.0%–65.0%	59.9%

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

The consolidated VIEs have elected the fair value option to value the notes payable. The general partner uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of June 30, 2013, the debt, at fair value, is classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of June 30, 2013, the Company is not aware of any instances of noncompliance with any of these covenants.

Variable Interest Entities Which are Not Consolidated

The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.

The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of June 30, 2013 and December 31, 2012. In addition, the tables present the maximum exposure to loss relating to those VIEs.

	June 30, 2013
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$10,490,123		$(49,067)		$5,802
Credit	2,926,982		(255,900)		15,967
Real Estate	1,562,431		(1,143,349)		—

Total	$14,979,536	(1)	$(1,448,316	) (2)	$21,769	(3)

(1)	Consists of $435,924 in cash, $14,022,771 in investments and $520,841 in receivables.
(2)	Represents $1,402,393 in debt and other payables, $45,824 in securities sold, not purchased, and $99 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

	December 31, 2012
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$13,498,100		$(34,438)		$7,105
Credit	3,276,198		(545,547)		12,605
Real Estate	1,685,793		(1,237,462)		—

Total	$18,460,091	(1)	$(1,817,447	) (2)	$19,710	(3)

(1)	Consists of $452,116 in cash, $17,092,814 in investments and $915,161 in receivables.
(2)	Represents $1,752,294 in debt and other payables, $32,702 in securities sold, not purchased, and $32,451 in capital withdrawals payable.
(3)	Apollo’s exposure is limited to its direct and indirect investments in those entities in which Apollo holds a significant variable interest.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

5. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, credit and real estate funds consists of the following:

	June 30, 2013	December 31, 2012
Private equity	$1,601,253	$1,413,306
Credit	408,882	454,155
Real Estate	4,610	10,795

Total Carried Interest Receivable	$2,014,745	$1,878,256

The table below provides a roll-forward of the carried interest receivable balance for the six months ended June 30, 2013:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2013	$1,413,306	$454,155	$10,795	$1,878,256
Change in fair value of funds (1)	1,219,583	154,741	(5,329)	1,368,995
Fund cash distributions to the Company	(1,031,636)	(200,014)	(856)	(1,232,506)

Carried Interest Receivable, June 30, 2013	$1,601,253	$408,882	$4,610	$2,014,745

(1)	Included in change in fair value of funds for the six months ended June 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

6. OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2013	December 31, 2012
Deferred taxes	$27,061	$13,717
Deferred rent	14,754	14,829
Unsettled trades and redemption payable	6,605	3,986
Other	10,280	12,323

Total Other Liabilities	$58,700	$44,855

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The Company’s provision for income taxes totaled $18.1 million and $10.7 million for the three months ended June 30, 2013 and 2012, respectively, and $36.7 million and $25.2 million for the six months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rate was approximately 10.90% and 0.58% for the three months ended June 30, 2013 and 2012, respectively, and 3.73% and 1.10% for the six months ended June 30, 2013 and 2012, respectively.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of June 30, 2013, Apollo and its predecessor entities’ U.S. Federal, state, local and foreign income tax returns for the years 2008 through 2012 are open under the general statute of limitations provisions and therefore subject to examination. In addition, the State of New York is examining APO Corp.’s tax returns for tax years 2008 to 2010 and the Internal Revenue Service is examining APO Corp.’s tax returns for tax years 2010 and 2011 in connection with the NOL carryback claim from tax year 2011 to tax year 2010.

The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. In connection with the Secondary Offering, as disclosed in note 1, the Company recognized an additional step-up in tax basis of intangibles as a result of the exchange of AOG units for Class A shares in May 2013, resulting in an increase of $92.1 million in the deferred tax asset established from the 2007 Reorganization which was recorded in deferred tax assets in the condensed consolidated statements of financial condition for the expected tax benefit associated with this increase. A related tax receivable agreement liability of $78.3 million was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 11). The increase in the deferred tax asset less the related liability resulted in the increase to additional paid-in capital of $13.8 million which was recorded in the condensed consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2013. The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over the same period.

8. DEBT

Debt consists of the following:

	As of June 30, 2013		As of December 31, 2012
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	4.02%	$728,273	4.95	% (1)
CIT secured loan agreements	—	—	9,545	3.47

Total Debt	$728,273	4.02%	$737,818	4.93%

(1)	Includes the effect of interest rate swaps.

AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar London Interbank Offered Rate (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

borrower. Through the use of interest rate swaps, AMH irrevocably elected three-month LIBOR for $167 million of the debt for five years from the closing date of the AMH Credit Agreement, which expired in May 2012. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for $995 million of the loan, as discussed below, and 1.00% for $5 million of the loan as of June 30, 2013 and 3.75% for $995 million of the loan and 1.00% for $5 million of the loan as of December 31, 2012). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.

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

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at June 30, 2013 was 3.99% and the interest rate on the remaining $5.0 million portion of the loan at June 30, 2013 was 1.24%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $770.4 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2013 is the amount for which the Company expects to settle the AMH Credit Agreement.

As of June 30, 2013 and December 31, 2012, the AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of June 30, 2013, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $156.6 million, $111.4 million, $48.1 million, $195.6 million and $(736.9) million, respectively. As of December 31, 2012, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $94.9 million, $91.1 million, $62.3 million, $217.5 million and $(858.9) million, respectively.

In accordance with the AMH Credit Agreement as of June 30, 2013, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.

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

The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of June 30, 2013, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.

CIT Secured Loan Agreements—During the second quarter of 2008, the Company entered into four secured loan agreements with CIT Group/Equipment Financing Inc. (CIT) to finance the purchase of certain fixed assets. In April 2013, the CIT loan balance of $9,438 was repaid. During the six months ended June 30, 2013 and 2012, the Company incurred $0.1 million and $0.2 million of interest expense related to the CIT loan, respectively.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three and six months ended June 30, 2013 and 2012:

	Basic and Diluted
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
Numerator:
Net income (loss) attributable to Apollo Global Management, LLC	$58,737		$(41,386)		$307,715		$56,657
Distributions declared on Class A shares	(80,782	) (1)	(31,615	) (2)	(219,529	) (1)	(89,695	) (2)
Distributions on participating securities	(14,300)		(6,192)		(39,292)		(16,498)
Earnings allocable to participating securities	—	(3)	—	(3)	(7,723)		—	(3)

Undistributed (loss) income attributable to class A shareholders: Basic	(36,345)		(79,193)		41,171		(49,536)
Dilution effect on undistributed income attributable to Class A shareholders	—		—		6,216		161
Dilution effect on distributable income attributable to participating securities	—		—		(778)		—

Undistributed (Loss) income attributable to Class A shareholders: Diluted	$(36,345)		$(79,193)		$46,609		$(49,375)

Denominator:
Weighted average number of Class A shares outstanding: Basic	137,289,147		126,457,443		134,285,776		125,863,348
Dilution effect of share options and unvested RSUs	—		—		3,818,687		397,419

Weighted average number of Class A shares outstanding: Diluted	137,289,147		126,457,443		138,104,463		126,260,767

Net income (loss) per Class A share: Basic
Distributed Income	$0.59		$0.25		$1.63		$0.71
Undistributed (Loss) Income	(0.27)		(0.63)		0.31		(0.39)

Net Income (Loss) per Class A Share: Basic	$0.32		$(0.38)		$1.94		$0.32

Net Income (Loss) per Class A Share: Diluted(4)
Distributed income	$0.59		$0.25		$1.59		$0.71
Undistributed (loss) income	(0.27)		(0.63)		0.34		(0.39)

Net Income (Loss) per Class A Share: Diluted	$0.32		$(0.38)		$1.93		$0.32

(1)	The Company declared a $1.05 distribution on Class A shares on February 8, 2013 and $0.57 on May 6, 2013.
(2)	The Company declared a $0.46 distribution on Class A shares on February 10, 2012 and $0.25 on May 8, 2012
(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Shareholders.
(4)	For the six months ended June 30, 2013, share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The AOG Units and participating securities were determined to be anti-dilutive, and were accordingly excluded in the diluted earnings per share calculation for the six months ended June 30, 2013. For the three months ended June 30, 2013, share options, unvested RSUs, AOG Units and participating securities were determined to be anti-dilutive, and were accordingly excluded in the diluted earnings per share calculation. For the three months ended June 30, 2012, share options, unvested RSUs, AOG Units and participatory securities were determined to be anti-dilutive, and were accordingly excluded in the diluted earnings per share calculation. For the six months ended June 30, 2012, share options were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The unvested RSUs, AOG Units and participating securities were determined to be anti-dilutive, and were accordingly excluded in the diluted earnings per share calculation for the six months ended June 30, 2012.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

On October 24, 2007, the Company commenced the granting of restricted share units that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan (“RSUs”). Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants.” As of June 30, 2013, approximately 22.5 million vested RSUs and 4.2 million unvested RSUs were eligible for participation in distribution equivalents.

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

Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may up to four times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As disclosed in Note 1, in connection with the Secondary Offering, certain holders of AOG units exchanged their AOG units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. If all of the outstanding AOG Units were exchanged for Class A shares as of June 30, 2013, the result would be an additional 231,230,636 Class A shares added to the diluted earnings per share calculation.

Apollo has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share currently has a super voting power of 231,230,636 votes.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The table below presents transactions in Class A shares during the six months ended June 30, 2013 and the year ended December 31, 2012, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of AGM Class A Shares Transaction	Number of Shares Issued in AGM Class A Shares Transaction (in thousands)	AGM ownership% in AOG before AGM Class A Shares Transaction		AGM ownership% in AOG after AGM Class A Shares Transaction		Holdings ownership% in AOG before AGM Class A Shares Transaction		Holdings ownership% in AOG after AGM Class A Shares Transaction
January 18, 2012	Issuance	394	34.1%		34.1%		65.9%		65.9%
February 13, 2012	Issuance	1,994	34.1%		34.5%		65.9%		65.5%
March 5, 2012	Issuance	50	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
April 3, 2012	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
July 9, 2012	Issuance	1,452	34.5%		34.7%		65.5%		65.3%
August 6, 2012	Issuance	1,962	34.7%		35.1%		65.3%		64.9%
October 9, 2012	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 12, 2012	Issuance	25	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 19, 2012	Issuance	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
January 9, 2013	Issuance	150	35.1%		35.2%		64.9%		64.8%
January 25, 2013	Issuance	23	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
February 11, 2013	Issuance	1,913	35.2%		35.5%		64.8%		64.5%
March 19, 2013	Issuance	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
April 9, 2013	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
May 9, 2013	Issuance	627	35.5%		35.6%		64.5%		64.4%
May 14, 2013	Issuance/Offering (2)	8,800	35.6%		38.0%		64.4%		62.0%

(1)	Transaction did not have a material impact on ownership.
(2)	Certain holders of AOG Units exchanged their AOG Units for Class A shares. Approximately 8.8 million Class A shares were issued by the Company in the exchange, which settled on May 14, 2013. Refer to note 1 for details regarding the Secondary Offering.

10. EQUITY-BASED COMPENSATION

AOG Units

The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the three and six months ended June 30, 2013, $15.0 million and $30.0 million of compensation expense was recognized, respectively. For the three and six months ended June 30, 2012, $116.2 million and $232.3 million of compensation expense was recognized, respectively. The estimated forfeiture rate was 0% for Contributing Partners and 0% for Managing Partners based on actual forfeitures as well as the Company’s future forfeiture expectations. As of June 30, 2013, there was no unrecognized compensation cost related to unvested AOG Units.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the activity of the AOG Units for the six months ended June 30, 2013:

	AOG Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	1,500,366	$20.00
Vested at June 30, 2013	(1,500,366)	20.00

Balance at June 30, 2013	—	$—

RSUs

On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. All grants after March 29, 2011 consider the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to 24 quarters (for Plan Grants) or annual vesting over three years (for Bonus Grants). During the three months ended June 30, 2013, 239,062 RSUs were granted with a weighted average grant date fair value of $20.71 per RSU. The actual forfeiture rate was 2.9% and 3.8% for the three and six months ended June 30, 2013, respectively. For the six months ended June 30, 2013 and 2012, $54.2 million and $55.0 million of compensation expense were recognized, respectively. For the three months ended June 30, 2013 and 2012, $26.7 million and $24.0 million of compensation expense were recognized, respectively.

The following table summarizes RSU activity for the six months ended June 30, 2013:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2013	14,724,474	$11.62	22,512,930	37,237,404
Granted	443,632	20.35	—	443,632
Forfeited	(569,664)	13.71	—	(569,664)
Delivered	—	13.00	(3,356,149)	(3,356,149)
Vested	(3,361,655)	11.65	3,361,655	—

Balance at June 30, 2013	11,236,787	$11.85	22,518,436	33,755,223 (1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

Units Expected to Vest—As of June 30, 2013, approximately 10,600,000 RSUs were expected to vest over the next 2.8 years.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Share Options

Under the Company’s 2007 Omnibus Equity Incentive Plan, the following options were granted. Below is a summary of their respective vesting terms:

Date of Grant	Options Granted	Vesting Terms
December 2, 2010	5,000,000	Vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016.
January 22, 2011	555,556	Half of such options that vested and became exercisable on December 31, 2011 were exercised on March 5, 2012 and the other half that were due to become exercisable on December 31, 2012 were forfeited during the quarter ended March 31, 2012.
April 9, 2011	25,000	Vested and became exercisable with respect to half of the option shares on December 31, 2011 and the other half vested in four equal quarterly installments starting on March 31, 2012 and ending on December 31, 2012 and are fully vested as of the date of this report.
July 9, 2012	50,000	Will vest and become exercisable with respect to 4/24 of the option shares on June 30, 2013 and the remainder will vest in equal installments over each of the remaining 20 quarters with full vesting on June 30, 2018.
December 28, 2012	200,000

For the three and six months ended June 30, 2013, $1.2 million and $2.5 million of compensation expense were recognized as a result of option grants, respectively. For the three and six months ended June 30, 2012, $1.2 million and $2.4 million of compensation expense were recognized as a result of these grants, respectively.

There were no share options granted during the six months ended June 30, 2013. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2012:

Assumptions:	2012(2)
Risk-free interest rate	1.11%
Weighted average expected dividend yield	8.13%
Expected volatility factor(1)	45.00%
Expected life in years	6.66
Fair value of options per share	$3.01

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices and the Company’s volatility.
(2)	Represents weighted average of 2012 grants.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the share option activity for the six months ended June 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2013	5,275,000	$8.44	$29,020	8.01
Granted	—	—	—	—
Exercised	(1,875,000)	8.00	(10,538)	—
Forfeited	—	—	—	—

Balance at June 30, 2013	3,400,000	8.68	$18,482	7.56

Exercisable at June 30, 2013	274,997	$10.16	$1,464	7.75

Options Expected to Vest—As of June 30, 2013, approximately 2,938,000 options were expected to vest.

The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at June 30, 2013 was $16.0 million and is expected to be recognized over a weighted average period of 3.5 years. There were 1.9 million options exercised during the three and six months ended June 30, 2013.

Delivery of Class A Shares—RSUs and Share Options

During 2013 and 2012, the Company delivered Class A shares for vested RSUs and exercised share options. The Company generally allows holders of RSUs and exercised share options to elect to settle their tax liabilities with a reduction of Class A shares delivered to such holders in connection with the settlement of vested RSUs and/or exercised share options. The withholding of such shares results in a tax liability and a corresponding accumulated deficit adjustment. The adjustment for the six months ended June 30, 2013 and 2012 was $41.8 million and $16.9 million, respectively. The adjustment is disclosed in the condensed consolidated statements of changes in shareholders’ equity.

The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A Shareholders. The delivery of Class A shares and exercised share options for vested RSUs and exercised share options causes the income or loss allocated to the Non-Controlling Interests to shift to the Class A shareholders. During the six months ended June 30, 2013, the Company delivered 2,899,114 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 35.6% from 35.1%.

AAA RDUs

Incentive units that provide the right to receive AAA restricted depository units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value is based on the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the three and six months ended June 30, 2013 and 2012, the actual forfeiture rate was 0%. For the six months ended June 30, 2013 and 2012, $0.5 million and $0.4 million of compensation expense was recognized, respectively. For the three months ended June 30, 2013 and 2012, $0.3 million and $0.3 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

During the six months ended June 30, 2013 and 2012, the Company delivered 114,896 and 60,702 RDUs, respectively. During the three months ended June 30, 2013 and 2012, there were no RDUs deliveries. The deliveries during the six months ended June 30, 2013 and 2012 resulted in a satisfaction of liability of $1.0 million and $0.5 million, respectively, and the recognition of a net increase of additional paid in capital in 2013 of $1.4 million and a net decrease in 2012 of $1.3 million, respectively. These amounts are presented in the condensed consolidated statements of changes in shareholders’ equity. There was $0.5 million and $1.0 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of June 30, 2013 and December 31, 2012, respectively. The following table summarizes RDU activity for the six months ended June 30, 2013:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2013	338,430	$8.85	114,896	453,326
Granted	—	—	—	—
Forfeited	—	—	—	—
Delivered	—	9.02	(114,896)	(114,896)
Vested	—	—	—	—

Balance at June 30, 2013	338,430	$8.85	—	338,430

Units Expected to Vest—As of June 30, 2013, approximately 318,000 RDUs were expected to vest over the next three years.

The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2013	1,685,345
Purchases	6,236
Granted	—
Forfeited	—

Balance at June 30, 2013	1,691,581

Restricted Stock and Restricted Stock Unit Awards— Apollo Commercial Real Estate Finance, Inc.

ARI restricted stock awards and ARI restricted stock unit (“ARI RSUs”) awards granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for transfer restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, $1.8 million and $1.2 million of management fees and $1.3 million and $0.8 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three months ended June 30, 2013 and 2012, $0.4 million and $0.7 million of management fees and $0.3 million and $0.4 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 1.6% and 2.1% for the three and six months ended June 30, 2013, respectively.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the six months ended June 30, 2013:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of ARI RSUs Outstanding
Balance at January 1, 2013	—	237,542	$14.62	225,232	462,774
Granted to employees of the Company	—	195,000	16.66		195,000
Granted to the Company	—	40,000	17.59		40,000
Forfeited by employees of the Company		(5,000)	16.66		(5,000)
Vested awards of the employees of the Company	—	(49,249)	14.93	49,249	—
Vested awards of the Company	—	(52,000)	14.85	52,000	—

Balance at June 30, 2013	—	366,293	$15.93	326,481	692,774

Units Expected to Vest—As of June 30, 2013, approximately 355,000 ARI RSUs were expected to vest over the next three years.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc.

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

The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for transfer restrictions and timing of distributions. For the three and six months ended June 30, 2013, $0.2 million and $0.5 million of management fees and $0.2 million and $0.5 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three and six months ended June 30, 2012, $0.0 million of management fees and $0.0 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 0% for the three and six months ended June 30, 2013.

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the six months ended June 30, 2013:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	AMTG RSUs Vested	Total Number of AMTG RSUs Outstanding
Balance at January 1, 2013	161,257	$20.28	12,862	174,119
Granted to employees of the Company	6,250	18.09	—	6,250
Vested awards of the employees of the Company	(3,688)	17.64	3,688	—
Vested awards of the Company	(3,125)	18.20	3,125	—

Balance at June 30, 2013	160,694	$20.30	19,675	180,369

Units Expected to Vest—As of June 30, 2013, approximately 152,000 AMTG RSUs were expected to vest over the next three years.

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

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$15,004	62.0%	$9,461	$5,543
RSUs and Share Options	27,776	—	—	27,776
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	462	62.0	291	171
AAA RDUs	259	62.0	163	96

Total Equity-Based Compensation	$43,501		9,915	33,586

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(454)	181

Capital Increase Related to Equity-Based Compensation			$9,461	$33,767

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$30,008	62.0%	$19,163	$10,845
RSUs and Share Options	56,505	—	—	56,505
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	1,757	62.0	1,089	668
AAA RDUs	517	62.0	321	196

Total Equity-Based Compensation	$88,787		20,573	68,214

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,410)	(156)

Capital Increase Related to Equity-Based Compensation			$19,163	$68,058

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2012:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$116,171	65.5%	$76,082	$40,089
RSUs and Share Options	25,213	—	—	25,213
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	431	65.5	282	149
AAA RDUs	299	65.5	196	103

Total Equity-Based Compensation	$142,114		76,560	65,554

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(478)	(252)

Capital Increase Related to Equity-Based Compensation			$76,082	$65,302

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2012:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$232,342	65.5%	$152,412	$79,930
RSUs and Share Options	57,375	—	—	57,375
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	826	—	541	285
AAA RDUs	437	—	286	151

Total Equity-Based Compensation	$290,980		153,239	137,741

Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(827)	(436)

Capital Increase Related to Equity-Based Compensation			$152,412	$137,305

(1)	Calculated based on average ownership percentage for the period considering Class A share issuance during the period.

11. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES

The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Due from affiliates and due to affiliates are comprised of the following:

	As of June 30, 2013	As of December 31, 2012
Due from Affiliates:
Due from private equity funds	$32,183	$28,201
Due from portfolio companies	17,092	46,048
Due from credit funds	122,745	68,278	(1)
Due from Contributing Partners, employees and former employees	16,801	9,536
Due from real estate funds	19,367	17,950
Other	1,092	3,299

Total Due from Affiliates	$209,280	$173,312

Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$489,862	$441,997
Due to private equity funds	27,738	12,761
Due to credit funds	561	19,926
Due to real estate funds	—	1,200
Distributions payable to employees	28,809	1,567

Total Due to Affiliates	$546,970	$477,451

(1)	Reclassified to conform to current period presentation.

Tax Receivable Agreement and Other

Subject to certain restrictions, each of the Managing Partners and Contributing Partners has the right to exchange their vested AOG Units for the Company’s Class A shares. Certain Apollo Operating Group entities have made an election under Section 754 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which will result in an adjustment to the tax basis of the assets owned by Apollo Operating Group at the time of the exchange. These exchanges will result in increases in tax deductions that will reduce the amount of tax that APO Corp. will otherwise be required to pay in the future. Additionally, the further acquisition of AOG Units from the Managing Partners and Contributing Partners also may result in increases in tax deductions and tax basis of assets that will further reduce the amount of tax that APO Corp. will otherwise be required to pay in the future.

The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization and the Secondary Offering. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% or $12.1 million of the required payments pursuant to the tax receivable agreement that is attributable to the 2010 fiscal year for a period of four years until April 5, 2014.

In April 2013, Apollo made a $30.4 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2012 tax year. Included in the payment was approximately $7.6 million and approximately $0.3 million of interest paid to the Managing Partners and Contributing Partners, respectively. Because distributions from the Apollo Operating Group are made pari passu to all unit holders, the payment pursuant to the tax receivable agreement noted above resulted in an additional $55.2 million distribution to Holdings.

As disclosed in note 1, on May 14, 2013, the Intermediate Holding Companies acquired approximately 8.8 million Class A shares of AGM, which were used to acquire an equal number of AOG Units from certain Managing Partners and

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Contributing Partners in connection with the Secondary Offering. This exchange was taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $145.7 million in the intangible assets of certain Apollo Operating Group entities.

Pursuant to the tax receivable agreement, the Managing Partners and Contributing Partners who exchanged AOG Units for Class A Shares in the Secondary Offering will receive payment from APO Corp. of 85% of the amount of the actual cash tax savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense. APO Corp. retains the benefit from the remaining 15% of actual cash tax savings. A $78.3 million liability was recorded to estimate the amount of these future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.

Due from Contributing Partners, Employees and Former Employees

As of June 30, 2013 and December 31, 2012 balances include various amounts due to the Company including directors fees receivables. The Company has also accrued $6.8 million and $6.5 million, respectively, from the Contributing Partners and certain employees associated with a credit agreement with Fund VI as described below in “Due to Private Equity Funds.”

Management Fee Waiver and Notional Investment Program

In 2012, Apollo had forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $6.8 million and $13.6 million for the three and six months ended June 30, 2012. The investment period for Fund VII and ANRP for the management fee waiver plan was terminated as of December 31, 2012 and as a result there was no related compensation expense for the six months ended June 30, 2013.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Distributions

In addition to other distributions, such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2012 and 2013 (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 10, 2012	$0.46	February 29, 2012	$58.1	$110.4	$168.5	$10.3
May 8, 2012	$0.25	May 30, 2012	$31.6	$60.0	$91.6	$6.2
August 2, 2012	$0.24	August 31, 2012	$31.2	$57.6	$88.8	$5.3
November 9, 2012	$0.40	November 30, 2012	$52.0	$96.0	$148.0	$9.4
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0	$390.7	$25.0
May 6, 2013	$0.57	May 30, 2013	$80.8	$131.8	$212.6	$14.3

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

Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. There was no indemnification liability recorded as of June 30, 2013 and December 31, 2012.

Athene

Under an amended services contract with Athene and Athene Life Re Ltd., effective February 6, 2013, the Company earns a quarterly monitoring fee based on Athene’s capital and surplus, excluding the shares of Athene Holding Ltd. that were newly acquired by AAA Investments in the AAA Transaction (“Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. As a result of the amendment, the total monitoring fee receivable is based on the value of Athene share equivalents determined at each reporting period. At Athene’s option, the monitoring fee can be settled in either cash or, under certain circumstances, Athene shares. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. For the three and six months ended June 30, 2013 , the Company earned $21.2 million and $40.7 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. For the three and six months ended June 30, 2012, the Company earned $3.6 million and $6.3 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. As of June 30, 2013, the Company had a $40.9 million receivable, which is accounted for as a derivative (as described below), recorded in due from affiliates on the condensed consolidated statements of financial condition.

Under an amended services contract with AAA and other AAA affiliated service recipients including AAA Guarantor-Athene L.P. and AAA Investments, effective October 31, 2012, the Company earns a quarterly management fee

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

based on AAA Investments’ adjusted assets through December 31, 2020, the termination date. As a result of the amendment, the total fee receivable is based on the value of Athene share equivalents determined at each reporting period. At the option of AAA Guarantor – Athene L.P. and AAA Investments, L.P, the management fee can be settled in either cash or, under certain circumstances, Athene shares. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. Related to this amended service contract, as of June 30, 2013 and December 31, 2012, the Company had a receivable of $7.1 million and $2.1 million, respectively, which is recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fee earned by the Company for the three and six months ended June 30, 2013 was $2.5 million (of which $0.6 million related to the derivative component, as described below) and $5.6 million (of which $1.2 million related to the derivative component, as described below), respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations. The total management fee earned by the Company for the three and six months ended June 30, 2012 was $4.4 million and $8.9 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.

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

The change in unrealized market value of these derivatives is reflected in other income, net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2013, there was $0.3 million of changes in market value recognized related to these derivatives.

The following table summarizes the fair value of these derivatives, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013	2013
Balance, Beginning of Period	$24,127	$2,126
Change in Unrealized Market Value	284	284
Fees Received	23,705	45,706

Balance, End of Period	$48,116	$48,116

The following table summarizes the quantitative inputs and assumptions used for these derivatives, at fair value, categorized as Level III in the fair value hierarchy as of June 30, 2013:

	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Inputs	Multiple	Weighted Average
Financial Assets:
Athene/AAA Derivative	$48,116	Discounted Cash Flow/Market Multiples	Weighted Average Cost of Capital /Comparable Multiples	1.22x	15.0%

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Due to Private Equity Funds

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. During the three and six months ended June 30, 2013, there was no interest paid and $0.1 million accrued interest on the outstanding loan obligation. As of June 30, 2013, the total outstanding loan aggregated $9.4 million, including accrued interest of $1.4 million which approximated fair value, of which approximately $6.8 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

Due to Credit Funds

In connection with the acquisition of Gulf Stream Asset Management, LLC (“Gulf Stream”) during October 2011, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. Additionally the Company deferred a payment obligation to the former owners. This obligation was $3.9 million at the date of acquisition and was paid in December 2012. The contingent consideration liability had a fair value of $13.1 million and $14.1 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the former owner was no longer an employee of Apollo and therefore the contingent consideration was reported within profit sharing payable in the condensed consolidated statements of financial condition.

Similar to the private equity funds, certain credit funds allocate carried interest income to the Company. Assuming SOMA liquidated on December 31, 2012, the Company had accrued a liability to SOMA of $19.3 million in connection with the potential general partner obligation to return previously distributed carried interest income from SOMA. This amount reversed during the six months ended June 30, 2013; as such there was no general partner obligation accrued as of June 30, 2013. The Company has recorded a general partner obligation to return previously distributed carried interest income of $0.3 million relating to APC as of June 30, 2013 and December 31, 2012.

Due to Real Estate Funds

In connection with the acquisition of Citi Property Investors (“CPI”) on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings from the CPI business. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled a percentage of net realized after tax profits from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2013. No remaining obligation existed at June 30, 2013.

Regulated Entities

During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS is in compliance with these requirements at June 30, 2013. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS earns underwriting and transaction fees for its services. The Company also has an entity based in London which is subject to the capital requirements of the U.K. Financial Conduct Authority. This entity has continuously operated in excess of these regulatory capital requirements.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Interests in Consolidated Entities

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
AAA(1)	$(6,531)	$17,721	$(52,213)	$(132,441)
Interest in management companies and a co-investment vehicle(2)	(4,309)	(2,366)	(8,145)	(2,200)
Other consolidated entities	7,647	6,892	29,566	6,892

Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(3,193)	22,247	(30,792)	(127,749)
Net loss (income) attributable to Appropriated Partners’ Capital(3)	40,243	(1,962,947)	2,001	(1,932,653)
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(126,483)	64,837	(611,729)	(148,559)

Net (income) loss attributable to Non-Controlling Interests	$(89,433)	$(1,875,863)	$(640,520)	$(2,208,961)

Net (loss) income attributable to Appropriated Partners’ Capital(4)	(40,243)	1,962,947	(2,001)	1,932,653

Other Comprehensive Income attributable to Non-Controlling Interests	—	(801)	—	(2,010)

Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$(129,676)	$86,283	$(642,521)	$(278,318)

(1)	Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% during the three and six months ended June 30, 2013, respectively, and 97% and 98% during the three and six months ended June 30, 2012, respectively.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies.
(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to non-controlling interest on the condensed consolidated statements of comprehensive income.

12. COMMITMENTS AND CONTINGENCIES

Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitment to certain funds managed by the Company. As of June 30, 2013, the maximum exposure relating to these financial guarantees approximated $3.2 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity funds, credit and real estate funds, Apollo has unfunded capital commitments as of June 30, 2013, and December 31, 2012 of $446.3 million and $258.3 million, respectively.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.

On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States. As of June 30, 2013, no capital support had been provided by the Company to Athene in connection with this commitment.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2013, the Company was not aware of any instances of noncompliance with any of these covenants.

Litigation and Contingencies— Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and litigations, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the Fourth Amended Complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a Fifth Amended Complaint, adding ten additional transactions and expanding the scope of the class seeking relief. On September 7, 2011, the Court gave the plaintiffs permission to take limited discovery on the ten additional transactions. By Court order, the parties concluded discovery on May 21, 2012. The plaintiffs then filed a Fifth Amended Complaint under seal on June 14, 2012. One week later, the defendants moved to dismiss portions of the Fifth Amended Complaint. On July 18, 2012, the Court granted the defendants’ motion in part and denied it in part. On July 21, 2012, all defendants filed motions for summary judgment. While those motions were pending, the New York Times moved to intervene and unseal the Fifth Amended Complaint. Following briefing on the motion to intervene, the Court publicly filed a version of the Fifth Amended Complaint containing four redactions. The Court heard oral argument on the defendants’ motions for summary judgment in December 2012 and issued a ruling on March 13, 2013. In its ruling, the Court found that the plaintiffs failed to raise a genuine dispute regarding the overarching conspiracy as defined in the Fifth Amended Complaint. The Court did determine, however, that the record contained some evidence from which a narrower conspiracy could be inferred. The Court therefore denied the defendants’ motions for summary judgment without prejudice, granting them permission to file renewed motions for summary judgment on the narrower, Court-defined conspiracy. Apollo filed its renewed summary judgment motion on April 16, 2013, arguing that there is no evidence that Apollo agreed to or participated in the narrower, Court-defined conspiracy. The plaintiffs filed their opposition on May 16, 2013, and Apollo filed its reply on June 5, 2013, arguing that the plaintiffs failed to identify any evidence supporting their claim against Apollo in their opposition to Apollo’s renewed motion. On July 18, 2013, the Court granted Apollo’s renewed motion for summary judgment, dismissing Apollo from the action. The Court found evidence supporting an inference of conspiracy as to eight of the ten defendants, but ruled that the evidence did not support an inference that Apollo participated in any conspiracy.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things,

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. AGM believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against AGM are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

On May 19, 2013, Apollo was served with a subpoena by the New York State Department of Financial Services (the “DFS”) regarding its investments in any annuity or life businesses, or annuity contracts or life policies. The subpoena is part of what we understand to be an industry-wide investigation by the DFS into investments by financial institutions in annuity and life insurance companies. Apollo is cooperating with the investigation.

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

As of June 30, 2013, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Aggregate minimum future payments	$18,359	$37,226	$36,388	$35,349	$32,812	$74,388	$234,522

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.7 million and $10.1 million for the three months ended June 30, 2013 and 2012, respectively, and $21.3 million and $19.5 million for the six months ended June 30, 2013 and 2012, respectively.

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2013, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Other long-term obligations	$5,405	$3,768	$1,826	$1,276	$1,080	$—	$13,355

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Contingent Obligations—Carried interest income in both private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through June 30, 2013 and that would be reversed approximates $4.0 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of June 30, 2013
Private Equity Funds:
Fund VII	$1,792,954
Fund VI	1,107,522
Fund V	114,215
Fund IV	11,547
AAA/Other	108,162

Total Private Equity Funds	3,134,400

Credit Funds:
U.S. Performing Credit	659,604
Structured Credit	36,382
European Credit Funds	52,393
Non-Performing Loans	94,276
Opportunistic Credit	57,169

Total Credit Funds	899,824

Real Estate Funds:
CPI Funds	4,563

Total Real Estate Funds	4,563

Total	$4,038,787

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 11 to our condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income of $0.3 million relating to APC as of June 30, 2013.

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

One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of June 30, 2013, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the acquisition of Stone Tower Capital LLC (“Stone Tower”) in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $94.2 million and $126.9 million as of June 30, 2013 and December 31, 2012, respectively.

In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $13.1 million and $14.1 million as of June 30, 2013 and December 31, 2012, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.

In connection with the acquisition of CPI on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled 25% of the net realized after tax profit from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations, for the six months ended June 30, 2013. No remaining contingency existed at June 30, 2013.

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

The following table summarizes the quantitative inputs and assumptions used for the contingent consideration obligations categorized in Level III of the fair value hierarchy as of June 30, 2013:

	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Liabilities:

Contingent consideration obligations	$107,342	Discounted cash flow	Discount rate	9.2%-11.1%	9.4%

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

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table summarizes the changes in contingent consideration obligations, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$131,231	$5,900	$142,219	$5,900
Acquisition of Stone Tower	—	117,700	—	117,700
Payments	(20,377)	—	(44,796)	—
Change in fair value	(3,512)	(2,985)	9,919	(2,985)

Balance, End of Period	$107,342	$120,615	$107,342	$120,615

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

The Company is subject to a concentration risk related to the investors in its funds. As of June 30, 2013, there were more than 1,000 limited partner investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At June 30, 2013 and December 31, 2012, $728.3 million and $737.8 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

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

The tables below present the financial data for Apollo’s reportable segments further separated between the management and incentive business as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income, profit sharing expense and incentive fee based compensation.

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

During the second quarter of 2013, monitoring fees based on Athene’s capital and surplus and the change in the market value of the derivative contracts related to Athene’s capital and surplus recorded in advisory and transaction fees from affiliates, as disclosed in note 11 to the condensed consolidated financial statements, were reclassified from the private equity segment to the credit segment to better evaluate the performance of Apollo’s private equity and credit segments in making key operating decisions. Reclassifications have been made to the prior period financial data for Apollo’s reportable segments to conform to the current presentation. The impact of this reclassification on the Company’s Economic Net Income (“ENI”) for the private equity and credit segment is reflected in the table below for the three months and six months ended June 30, 2012:

	Impact of Reclassification on Economic Net Income (Loss)
	Private Equity Segment	Credit Segment
For the three months ended June 30, 2012	$(3,623)	$3,623
For the six months ended June 30, 2012	(6,322)	6,322

Economic Net Income (Loss)

ENI is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management also believes the components of ENI such as the amount of management fees, advisory and transaction fees and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2013:

	As of and for the Three Months Ended June 30, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$41,663	$22,148	$1,273	$65,084
Management fees from affiliates	65,684	90,387	13,206	169,277
Carried interest income (loss) from affiliates	228,590	53,314	(6,281)	275,623

Total Revenues	335,937	165,849	8,198	509,984
Expenses	172,196	101,023	11,115	284,334
Other Income	13,042	4,885	1,074	19,001
Non-Controlling Interests	—	(3,254)	—	(3,254)

Economic Net Income (Loss)	$176,783	$66,457	$(1,843)	$241,397

Total Assets	$2,796,517	$2,007,122	$150,850	$4,954,489

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended June 30, 2013:

	As of and for the Three Months Ended June 30, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$509,984		$(12,723	)(1)	$497,261
Expenses	284,334		38,453	(2)	322,787
Other income (loss)	19,001		(27,166	)(3)	(8,165)
Non-Controlling Interests	(3,254)		(86,179)		(89,433)

Economic Net Income	$241,397	(5)	N/A		N/A

Total Assets	$4,954,489		$15,665,535	(6)	$20,620,024

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Three Months Ended June 30, 2013
Net gains from investment activities	$6,868
Net losses from investment activities of consolidated variable interest entities	(35,198)
Gain from equity method investments(4)	742
Interest	422

Total Consolidation Adjustments	$(27,166)

(4)	Included is $(1,055) reflecting remaining interest of certain individuals who received an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2013
Economic Net Income	$241,397
Income tax provision	(18,139)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(126,483)
Non-cash charges related to equity-based compensation(7)	(26,736)
Amortization of intangible assets	(11,302)

Net Income Attributable to Apollo Global Management, LLC	$58,737

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$41,663	$—	$41,663	$22,148	$—	$22,148
Management fees from affiliates	65,684	—	65,684	90,387	—	90,387
Carried interest income from affiliates:
Unrealized losses	—	(509,667)	(509,667)	—	(58,843)	(58,843)
Realized gains	—	738,257	738,257	10,029	102,128	112,157

Total Revenues	107,347	228,590	335,937	122,564	43,285	165,849
Compensation and benefits(1)	38,077	107,346	145,423	38,992	23,778	62,770
Other expenses(1)	26,773	—	26,773	38,253	—	38,253

Total Expenses	64,850	107,346	172,196	77,245	23,778	101,023

Other Income	872	12,170	13,042	4,072	813	4,885
Non-Controlling Interests	—	—	—	(3,254)	—	(3,254)

Economic Net Income	$43,369	$133,414	$176,783	$46,137	$20,320	$66,457

(1)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

	For the Three Months Ended June 30, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$1,273	$—	$1,273
Management fees from affiliates	13,206	—	13,206
Carried interest income (loss) from affiliates:	—		—
Unrealized losses	—	(6,439)	(6,439)
Realized gains	—	158	158

Total Revenues	14,479	(6,281)	8,198
Compensation and benefits(1)	8,965	(3,880)	5,085
Other expenses(1)	6,030	—	6,030

Total Expenses	14,995	(3,880)	11,115
Other Income	255	819	1,074

Economic Net Loss	$(261)	$(1,582)	$(1,843)

(1)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2012:

	As of and for the Three Months Ended June 30, 2012
	Private Equity Segment(1)	Credit Segment(1)	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$61,491	$7,943	$592	$70,026
Management fees from affiliates	69,158	74,351	12,888	156,397
Carried interest income from affiliates	5,685	2,482	4,249	12,416

Total Revenues	136,334	84,776	17,729	238,839
Expenses	82,931	78,560	16,705	178,196
Other Loss	(1,357)	(14,537)	(276)	(16,170)
Non-Controlling Interests	—	(2,438)	—	(2,438)

Economic Net Income (Loss)	$52,046	$(10,759)	$748	$42,035

Total Assets	$1,945,399	$1,583,101	$93,926	$3,622,426

(1)	Reclassified to conform to current presentation.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the three months ended June 30, 2012:

	As of and for the Three Months Ended June 30, 2012
	Total Reportable Segments	Consolidation Adjustments and Other		Consolidated
Revenues	$238,839	$(27,211	)(1)	$211,628
Expenses	178,196	138,766	(2)	316,962
Other (loss) income	(16,170)	1,966,631	(3)	1,950,461
Non-Controlling Interests	(2,438)	(1,873,425)		(1,875,863)

Economic Net Income	$42,035 (5)	N/A		N/A

Total Assets	$3,622,426	$15,609,731	(6)	$19,232,157

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Three Months Ended June 30, 2012
Net losses from investment activities	$(15,106)
Net income from investment activities of consolidated variable interest entities	31,763
Loss from equity method investments(4)	(2,158)
Interest and other income	963
Gain on acquisition	1,951,169

Total Consolidation Adjustments	$1,966,631

(4)	Includes $0.1 million, which reflects the remaining interest of certain individuals who received an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2012
Economic Net Income	$42,035
Income tax provision	(10,650)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	64,837
Non-cash charges related to equity-based compensation(7)	(128,002)
Amortization of intangible assets	(9,606)

Net Loss Attributable to Apollo Global Management, LLC	$(41,386)

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2012:

	For the Three Months Ended June 30, 2012
	Private Equity(1)			Credit(1)
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$61,491	$—	$61,491	$7,943	$—	$7,943
Management fees from affiliates	69,158	—	69,158	74,351	—	74,351
Carried interest income (loss) from affiliates:
Unrealized losses(2)	—	(37,693)	(37,693)	—	(16,677)	(16,677)
Realized gains	—	43,378	43,378	9,200	9,959	19,159

Total Revenues	130,649	5,685	136,334	91,494	(6,718)	84,776
Compensation and benefits(3)	45,197	13,858	59,055	35,488	3,827	39,315
Other expenses(3)	23,876	—	23,876	39,245	—	39,245

Total Expenses	69,073	13,858	82,931	74,733	3,827	78,560

Other (Loss) Income	(3,202)	1,845	(1,357)	(663)	(13,874)	(14,537)
Non-Controlling Interests	—	—	—	(2,438)	—	(2,438)

Economic Net Income (Loss)	$58,374	$(6,328)	$52,046	$13,660	$(24,419)	$(10,759)

(1)	Reclassified to conform to current presentation.
(2)	Included in unrealized carried interest income (loss) from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 and $18.3 million with respect to Fund VI and SOMA, respectively, for the three months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of a funds’ net assets as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(3)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

	For the Three Months Ended June 30, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592
Management fees from affiliates	12,888	—	12,888
Carried interest income from affiliates:
Unrealized gains	—	1,647	1,647
Realized gains	—	2,602	2,602

Total Revenues	13,480	4,249	17,729
Compensation and benefits(1)	8,376	2,139	10,515
Other expenses(1)	6,190	—	6,190

Total Expenses	14,566	2,139	16,705
Other (Loss) Income	(516)	240	(276)

Economic Net (Loss) Income	$(1,602)	$2,350	$748

(1)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents the financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$66,280	$43,825	$2,398	$112,503
Management fees from affiliates	131,956	174,751	26,797	333,504
Carried interest income (loss) from affiliates	1,219,583	187,089	(5,329)	1,401,343

Total Revenues	1,417,819	405,665	23,866	1,847,350
Expenses	619,204	218,747	28,421	866,372
Other Income	37,225	20,302	2,088	59,615
Non-Controlling Interests	—	(6,718)	—	(6,718)

Economic Net Income (Loss)	$835,840	$200,502	$(2,467)	$1,033,875

Total Assets	$2,796,517	$2,007,122	$150,850	$4,954,489

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the six months ended June 30, 2013:

	As of and for Six Months Ended June 30, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,847,350		$(41,016	)(1)	$1,806,334
Expenses	866,372		79,017	(2)	945,389
Other income	59,615		64,393	(3)	124,008
Non-Controlling Interests	(6,718)		(633,802)		(640,520)

Economic Net Income	$1,033,875	(5)	N/A		N/A

Total Assets	$4,954,489		$15,665,535	(6)	$20,620,024

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Six Months Ended June 30, 2013
Net gains from investment activities	$54,971
Net gains from investment activities of consolidated variable interest entities	12,663
Loss from equity method investments(4)	(827)
Interest	860
Other	(3,274)

Total Consolidation Adjustments	$64,393

(4)	Included is $(1,427) reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2013
Economic Net Income	$1,033,875
Income tax provision	(36,718)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(611,729)
Non-cash charges related to equity-based compensation(7)	(54,666)
Amortization of intangible assets	(23,047)

Net Income Attributable to Apollo Global Management, LLC	$307,715

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$66,280	$—	$66,280	$43,825	$—	$43,825
Management fees from affiliates	131,956	—	131,956	174,751	—	174,751
Carried interest income from affiliates:
Unrealized gains(1)	—	187,947	187,947	—	14,404	14,404
Realized gains	—	1,031,636	1,031,636	19,080	153,605	172,685

Total Revenues	198,236	1,219,583	1,417,819	237,656	168,009	405,665
Compensation and benefits(2)	78,861	491,603	570,464	79,830	62,341	142,171
Other expenses(2)	48,740	—	48,740	76,576	—	76,576

Total Expenses	127,601	491,603	619,204	156,406	62,341	218,747

Other Income	2,504	34,721	37,225	8,527	11,775	20,302
Non-Controlling Interests	—	—	—	(6,718)	—	(6,718)

Economic Net Income	$73,139	$762,701	$835,840	$83,059	$117,443	$200,502

(1)	Included in unrealized carried interest income from affiliates for the six months ended June 30, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income or fees with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

	For the Six Months Ended June 30, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$2,398	$—	$2,398
Management fees from affiliates	26,797	—	26,797
Carried interest income (loss) from affiliates:
Unrealized losses	—	(5,841)	(5,841)
Realized gains	—	512	512

Total Revenues	29,195	(5,329)	23,866
Compensation and benefits(1)	18,095	(3,080)	15,015
Other expenses(1)	13,406	—	13,406

Total Expenses	31,501	(3,080)	28,421
Other Income	1,393	695	2,088

Economic Net Loss	$(913)	$(1,554)	$(2,467)

(1)	Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents the financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2012:

	As of and for the Six Months Ended June 30, 2012
	Private Equity Segment(1)	Credit Segment(1)	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$84,672	$11,998	$592	$97,262
Management fees from affiliates	136,155	127,022	23,253	286,430
Carried interest income from affiliates	453,727	186,344	5,926	645,997

Total Revenues	674,554	325,364	29,771	1,029,689
Expenses	346,565	183,548	34,599	564,712
Other Income	32,520	9,592	780	42,892
Non-Controlling Interests		(3,847)		(3,847)

Economic Net Income (Loss)	$360,509	$147,561	$(4,048)	$504,022

Total Assets	$1,945,399	$1,583,101	$93,926	$3,622,426

(1)	Reclassified to conform to current presentation.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the six months ended June 30, 2012:

	As of and for the Six Months Ended June 30, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,029,689		$(41,318	)(1)	$988,371
Expenses	564,712		275,480	(2)	840,192
Other income	42,892		2,099,757	(3)	2,142,649
Non-Controlling Interests	(3,847)		(2,205,114)		(2,208,961)

Economic Net Income	$504,022	(5)	N/A		N/A

Total Assets	$3,622,426		$15,609,731	(6)	$19,232,157

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.
(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.
(3)	Results from the following:

For the Six Months Ended June 30, 2012
Net gains from investment activities	$139,184
Net losses from investment activities of consolidated variable interest entities	15,562
Loss from equity method investments(4)	(7,458)
Other income and interest income	1,300
Gain on acquisition	1,951,169

Total Consolidation Adjustments	$2,099,757

(4)	Includes $1.6 million, which reflects the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.
(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2012
Economic Net Income	$504,022
Income tax provision	(25,210)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	(148,559)
Non-cash charges related to equity-based compensation(7)	(257,935)
Amortization of intangible assets	(15,661)

Net Income Attributable to Apollo Global Management, LLC	$56,657

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.
(7)	Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2012:

	For the Six Months Ended June 30, 2012
	Private Equity(1)			Credit(1)
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$84,672	$—	$84,672	$11,998	$—	$11,998
Management fees from affiliates	136,155	—	136,155	127,022	—	127,022
Carried interest income from affiliates:
Unrealized gains(2)	—	288,279	288,279	—	131,577	131,577
Realized gains	—	165,448	165,448	18,800	35,967	54,767

Total Revenues	220,827	453,727	674,554	157,820	167,544	325,364
Compensation and benefits(3)	83,757	218,141	301,898	71,241	47,145	118,386
Other expenses(3)	44,667	—	44,667	65,162	—	65,162

Total Expenses	128,424	218,141	346,565	136,403	47,145	183,548

Other Income	69	32,451	32,520	2,282	7,310	9,592
Non-Controlling Interests	—	—	—	(3,847)	—	(3,847)

Economic Net Income	$92,472	$268,037	$360,509	$19,852	$127,709	$147,561

(1)	Reclassified to conform to current presentation.
(2)	Included in unrealized carried interest income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $68.5 million and $0.2 million with respect to Fund VI and SOMA, respectively, for the six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of June 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(3)	Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(dollars in thousands except share data)

	For the Six Months Ended June 30, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592
Management fees from affiliates	23,253	—	23,253
Carried interest income from affiliates:	—		—
Unrealized gains	—	1,647	1,647
Realized gains	—	4,279	4,279

Total Revenues	23,845	5,926	29,771
Compensation and benefits(1)	18,067	3,597	21,664
Other expenses(1)	12,935	—	12,935

Total Expenses	31,002	3,597	34,599
Other Income	361	419	780

Economic Net (Loss) Income	$(6,796)	$2,748	$(4,048)

(1)	Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. In addition, other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

15. SUBSEQUENT EVENTS

On July 9, 2013, the Company issued 89,328 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On August 8, 2013, the Company declared a cash distribution of $1.32 per Class A share, which will be paid on August 30, 2013 to holders of record on August 26, 2013.

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

General

Our Businesses

Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 660 employees, including 253 investment professionals, as of June 30, 2013.

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

As of June 30, 2013, approximately 93% of our total AUM was in funds with a contractual life at inception of seven years or more, and 11% of our total AUM was in permanent capital vehicles with unlimited duration.

As of June 30, 2013, we had total AUM of $113.1 billion across all of our businesses. On June 28, 2013, Apollo held a first closing of more than $6.6 billion for its newest flagship private equity fund, Apollo Investment Fund VIII, L.P. (“Fund VIII”), and as of August 8, 2013, Apollo has received commitments of approximately $8.4 billion for Fund VIII. Additionally, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2013, Fund VII had $3.7 billion of uncalled commitments, or “dry powder”, remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through June 30, 2013. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

Holding Company Structure

The diagram below depicts our current organizational structure:

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)	The Strategic Investors hold 31.73% of the Class A shares outstanding. The Class A shares held by investors other than the Strategic Investors represent 29.51% of the total voting power of our shares entitled to vote and 21.69% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.
(2)	Our Managing Partners own BRH, which in turn holds our only outstanding Class B share. The Class B share represents 70.49% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 54.72% of the limited partner interests in the Apollo Operating Group.
(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles limited partner interests in Holdings.
(4)	Holdings owns 61.99% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 54.72% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 7.27% of the AOG Units.

(5)	BRH is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.
(6)	Represents 38.01% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment

During the second quarter of 2013, global equity and credit markets were volatile due to investor concerns regarding the prospect of rising interest rates and potential changes in monetary policies in the United States and other countries around the world. Against this backdrop, Apollo continued to generate realizations for fund investors, capitalizing on the strengths of its flexible business model. Apollo returned $7.2 billion of capital and realized gains to the limited partners of the funds it manages during the second quarter of 2013. Apollo’s fundraising activities also continued at a strong pace, with $6.9 billion of new capital raised during the second quarter as institutional investors continued to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low rate environment.

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

From the beginning of the third quarter of 2007 through June 30, 2013, we have deployed approximately $39.3 billion of gross invested capital across our private equity and certain credit funds focused on control, distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through June 30, 2013, the funds managed by Apollo have acquired approximately $18.6 billion in face value of distressed debt at discounts to par value and purchased approximately $54.2 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased many of these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.

Since the financial crisis in 2008, we have relied on our deep industry, credit and financial structuring experience, coupled with our strengths as a value-oriented, distressed investor, to deploy significant amounts of new capital within challenging economic environments. In addition, we actively work with the management of each of the portfolio companies of the funds we manage to maximize the underlying value of the business, including helping the companies to generate cost and working capital savings. We also rely on our deep credit structuring experience and work with management of the portfolio companies to help optimize the capital structure of such companies through proactive restructuring of the balance sheet to address near-term debt maturities or capturing discounts on publicly traded debt securities through exchange offers and potential debt buybacks. For example, as of June 30, 2013, Fund VI and its underlying portfolio companies purchased or retired approximately $19.9 billion in face value of debt and captured approximately $9.2 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. Additionally, the portfolio companies of Fund VI have implemented approximately $3.9 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through June 30, 2013, which we believe will positively impact their operating profitability.

In certain situations, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary and post recessionary periods (second half of 2007 through June 30, 2013), our private equity funds have invested $28.6 billion, of which $16.4 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.2x, 7.7x and 6.6x, respectively as of June 30, 2013. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable EBITDA which we believe captures the true economics for our purchases of portfolio companies.

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

During the second quarter of 2013, monitoring fees based on Athene’s capital and surplus and the change in the market value of the derivative contracts related to Athene’s capital and surplus recorded in advisory and transaction fees from affiliates, as disclosed in Note 11 to the condensed consolidated financial statements, were reclassified from the private equity segment to the credit segment to better evaluate the performance of Apollo’s private equity and credit segments in making key operating decisions. Reclassifications have been made to the prior period financial data for Apollo’s reportable segments to conform to the current presentation. The impact of this reclassification on the ENI for the private equity and credit segment is reflected in the table below for the three months and six months ended June 30, 2012:

	Impact of Reclassification on Economic Net Income (Loss)
	Private Equity Segment	Credit Segment
For the three months ended June 30, 2012	$(3,623)	$3,623
For the six months ended June 30, 2012	(6,322)	6,322

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

ENI does not take into account certain items included when calculating net income under U.S. GAAP and as such, we do not rely solely on ENI as a performance measure and also consider our U.S. GAAP results. The following items, which are significant to our business, are excluded when calculating ENI:

(i)	non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units (although the costs associated with the 2007 private placement are expected to be recurring components of our costs but at a diminishing rate, we may be able to incur lower cash compensation costs with the granting of equity-based compensation);

(ii)	income tax, which represents a necessary and recurring element of our operating costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense;

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

The table below displays fee-generating and non-fee generating AUM by segment as of June 30, 2013 and 2012 and December 31, 2012. Changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of June 30,				As of December 31,
	2013		2012		2012
	(in millions)
Total Assets Under Management	$113,116	(1)	$104,893	(1)	$113,379	(1)
Fee-generating	79,290		77,449		81,934
Non-fee generating	33,826	(1)	27,444	(1)	31,445	(1)
Private Equity	40,213		38,228		37,832
Fee-generating	26,014		27,754		27,932
Non-fee generating	14,199		10,474		9,900
Credit	62,212		56,108	(2)	64,406	(3)
Fee-generating	47,507		45,509	(2)	49,518	(3)
Non-fee generating	14,705		10,599	(2)	14,888	(3)
Real Estate	9,473		7,861	(2)	8,800	(3)
Fee-generating	5,769		4,186	(2)	4,484	(3)
Non-fee generating	3,704		3,675	(2)	4,316	(3)

(1)	As of June 30, 2013 and 2012 and December 31, 2012, includes $1.2 billion, $2.7 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.
(2)	Includes fee-generating and non-fee generating AUM as of March 31, 2012 for certain publicly traded vehicles managed by Apollo.
(3)	Includes fee-generating and non-fee generating AUM as of September 30, 2012 for certain publicly traded vehicles managed by Apollo.

During the six months ended June 30, 2013, our total fee-generating AUM decreased primarily due to distributions and leverage offset by increases in subscriptions and income. The fee-generating AUM of our private equity funds decreased primarily due to distributions and leverage, partially offset by income. The fee-generating AUM of our credit funds decreased during the six months ended June 30, 2013 primarily due to leverage, distributions, redemptions, and segment transfers out offset by an increase in income and subscriptions. The fee-generating AUM of our real estate segment increased due to subscriptions and net segment transfers from other segments.

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

With respect to our private equity funds and certain of our credit and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to realized carried interest on the realized gains on the disposition of such funds’ investments. Certain funds may have current fair values below invested capital; however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders’ equity as defined in the applicable management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of June 30, 2013, our total fee-generating AUM is comprised of approximately 94% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of June 30, 2013 and 2012 and December 31, 2012 are presented below:

	As of June 30, 2013
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$16,052		$5,053		$159		$21,264
Fee-generating AUM based on invested capital	6,491		2,499		3,554		12,544
Fee-generating AUM based on gross/adjusted assets	646		31,351	(3)	1,789	(3)	33,786
Fee-generating AUM based on leverage(1)	2,825		2,128		—		4,953
Fee-generating AUM based on NAV	—		6,476		267		6,743

Total Fee-Generating AUM	$26,014	(2)	$47,507		$5,769		$79,290

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2013 was 69 months.
(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.

	As of June 30, 2012
	Private Equity		Credit	Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$15,076		$3,628	$381		$19,085
Fee-generating AUM based on invested capital	8,425		3,370	1,799		13,594
Fee-generating AUM based on gross/adjusted assets	938		28,711	1,817	(3)	31,466
Fee-generating AUM based on leverage(1)	3,315		3,393	—		6,708
Fee-generating AUM based on NAV	—		6,407	189		6,596

Total Fee-Generating AUM	$27,754	(2)	$45,509	$4,186		$77,449

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2012 was 66 months.
(3)	The fee-generating AUM for our real estate funds is based on an adjusted equity amount as specified by the respective management agreements.

	As of December 31, 2012
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$15,854		$5,156		$194		$21,204
Fee-generating AUM based on invested capital	7,613		3,124		1,866		12,603
Fee-generating AUM based on gross/adjusted assets	855		31,599	(3)	2,134	(3)	34,588
Fee-generating AUM based on leverage(1)	3,610		3,101		—		6,711
Fee-generating AUM based on NAV	—		6,538		290		6,828

Total Fee-Generating AUM	$27,932	(2)	$49,518		$4,484		$81,934

(1)	Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.
(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2012 was 61 months.
(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.

AUM as of June 30, 2013 and 2012 and December 31, 2012 was as follows:

	Total Assets Under Management
	As of June 30,		As of December 31,
	2013	2012	2012
	(in millions)
AUM:
Private equity	$40,213	$38,228	$37,832
Credit	62,212	56,108	64,406
Real estate	9,473	7,861	8,800

Total(1)	$113,116	$104,893	$113,379

(1)	As of June 30, 2013 and 2012 and December 31, 2012, includes $1.2 billion, $2.7 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

The following table presents total AUM and fee-generating AUM amounts for our private equity segment by strategy:

	Total AUM					Fee-Generating AUM
	As of June 30,			As of December 31,		As of June 30,			As of December 31,
	2013		2012	2012		2013		2012	2012
	(in millions)
Traditional Private Equity Funds	$38,049		$36,292	$35,617		$24,041		$25,944	$25,706
ANRP	1,293		788	1,284		1,295		787	1,295
AAA	871	(1)	1,148	931	(1)	678	(1)	1,023	931	(1)

Total	$40,213		$38,228	$37,832		$26,014		$27,754	$27,932

(1)	Includes co-investments contributed to Athene by AAA, through its investment in AAA Investments, as part of the AAA Transaction.

The following table presents total AUM and fee-generating AUM amounts for our credit segment by strategy:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2013	2012	2012	2013	2012	2012
	(in millions)
U.S. Performing Credit	$25,363	$27,736	$27,509	$19,413	$21,424	$20,567
Structured Credit	12,544	8,791	11,436	8,235	7,991	7,589
Athene(1)	9,084	7,284	10,970	9,084	7,209	10,845
Non-Performing Loans	6,502	4,093	6,404	4,507	2,721	4,527
Opportunistic Credit	6,307	6,339	6,177	4,431	4,910	4,722
European Credit	2,412	1,865	1,910	1,837	1,255	1,268

Total	$62,212	$56,108	$64,406	$47,507	$45,510	$49,518

(1)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.

The following table presents total AUM and fee-generating AUM amounts for our real estate segment by strategy:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2013	2012	2012	2013	2012	2012
	(in millions)
Fixed Income	$5,784	$4,089	$4,826	$3,519	$1,906	$2,332
Equity	3,689	3,772	3,974	2,250	2,280	2,152

Total	$9,473	$7,861	$8,800	$5,769	$4,186	$4,484

The following tables summarize changes in total AUM and total AUM for each of our segments for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Change in Total AUM:
Beginning of Period	$114,269 (1)	$86,126 (1)	$113,379 (1)	$75,222
Income	2,277	380	6,334	4,836
Subscriptions/Capital raised	6,926	2,251	8,126	6,592
Other inflows/Acquisitions	—	18,546	—	19,928
Distributions	(7,186)	(3,269)	(10,582)	(3,582)
Redemptions	(665)	(654)	(1,018)	(753)
Leverage	(2,505)	1,513	(3,123)	2,650

End of Period	$113,116 (1)	$104,893 (1)	$113,116 (1)	$104,893 (1)

Change in Private Equity AUM:
Beginning of Period	$39,205	$38,398	$37,832	$35,384
Income	1,233	517	4,515	3,748
Subscriptions/Capital raised	5,834	20	5,838	28
Distributions	(5,669)	(1,518)	(7,571)	(1,578)
Redemptions	(19)	—	(19)	—
Net segment transfers	850	158	1,062	157
Leverage	(1,221)	653	(1,444)	489

End of Period	$40,213	$38,228	$40,213	$38,228

Change in Credit AUM:
Beginning of Period	$63,535	$36,465	$64,406	$31,867
Income (Loss)	1,165	(117)	1,896	934
Subscriptions/Capital raised	627	2,101	1,300	3,129
Other inflows/Acquisitions	—	18,546	—	19,928
Distributions	(1,285)	(1,162)	(2,641)	(1,244)
Redemptions	(356)	(381)	(709)	(480)
Net segment transfers	(256)	(551)	(495)	(640)
Leverage	(1,218)	1,207	(1,545)	2,614

End of Period	$62,212	$56,108	$62,212	$56,108

Change in Real Estate AUM:
Beginning of Period	$9,412	$8,263	$8,800	$7,971
(Loss) Income	(125)	(20)	(81)	154
Subscriptions/Capital raised	465	84	988	389
Distributions	(232)	(589)	(370)	(760)
Redemptions(2)	(290)	(273)	(290)	(273)
Net segment transfers	309	743	560	833
Leverage	(66)	(347)	(134)	(453)

End of Period	$9,473	$7,861	$9,473	$7,861

(1)	As of June 30, 2013 and 2012, March 31, 2013 and 2012, and December 31, 2012 includes $1.2 billion, $2.7 billion, $2.1 billion, $3.0 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.
(2)	Represents release of unfunded commitments primarily related to two legacy CPI real estate funds that were past their investment periods.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of our segments for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$81,633	$59,571	$81,934	$58,121
Income (Loss)	2,917	(110)	3,090	289
Subscriptions/Capital raised	1,084	2,609	2,163	3,023
Other inflows/Acquisitions	—	16,194	—	17,576
Distributions	(4,298)	(1,269)	(5,209)	(1,453)
Redemptions	(340)	(363)	(710)	(460)
Net movements between Fee Generating and Non-Fee Generating	256	(615)	421	(618)
Leverage	(1,962)	1,432	(2,399)	971

End of Period	$79,290	$77,449	$79,290	$77,449

Change in Private Equity Fee-Generating AUM:
Beginning of Period	$27,868	$27,653	$27,932	$28,031
Income	2,070	58	2,131	134
Subscriptions/Capital raised	39	18	43	28
Distributions	(3,201)	(298)	(3,295)	(351)
Redemptions	(19)	—	(19)	—
Net segment transfers	—	—	196	—
Net movements between Fee Generating and Non-Fee Generating	(193)	230	(190)	239
Leverage	(550)	93	(784)	(327)

End of Period	$26,014	$27,754	$26,014	$27,754

Change in Credit Fee-Generating AUM:
Beginning of Period	$48,488	$28,207	$49,518	$26,553
Income (Loss)	923	(125)	985	130
Subscriptions/Capital raised	572	2,478	1,204	2,781
Other inflows/Acquisitions	—	16,194	—	17,576
Distributions	(879)	(833)	(1,629)	(903)
Redemptions	(321)	(363)	(691)	(460)
Net segment transfers	(259)	(501)	(706)	(589)
Net movements between Fee Generating and Non-Fee Generating	395	(887)	441	(877)
Leverage	(1,412)	1,339	(1,615)	1,298

End of Period	$47,507	$45,509	$47,507	$45,509

Change in Real Estate Fee-Generating AUM:
Beginning of Period	$5,277	$3,711	$4,484	$3,537
(Loss) Income	(76)	(43)	(26)	25
Subscriptions/Capital raised	473	113	916	214
Distributions	(218)	(138)	(285)	(199)
Net segment transfers	259	501	510	589
Net movements between Fee Generating and Non-Fee Generating	54	42	170	20

End of Period	$5,769	$4,186	$5,769	$4,186

Private Equity

During the three months ended June 30, 2013, the AUM in our private equity segment increased by $1.0 billion, or 2.6%. This increase was a result of subscriptions of $5.8 billion in Fund VIII, $1.2 billion of income that was primarily attributable to Fund VII. Offsetting this increase was $5.7 billion of distributions, including $2.5 billion in Fund VII and $2.5 billion in Fund VI.

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

During the six months ended June 30, 2013, the AUM in our private equity segment increased by $2.4 billion, or 6.3%. This increase was a result of subscriptions of $5.8 billion in Fund VIII and $4.5 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $1.7 billion in Fund VI and $2.7 billion in Fund VII and $1.1 billion of transfer in. Offsetting this increase were distributions of $7.6 billion, including $3.9 billion in Fund VII and $2.9 billion in Fund VI and $1.4 billion of decreased leverage. See “—Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, credit and real estate segments had on our revenues by segment.

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

Credit

During the three months ended June 30, 2013, AUM in our credit segment decreased by $1.3 billion, or 2.1%. This decrease consisted of $1.3 billion of distributions, $1.2 billion of decreased leverage, redemptions of $0.4 billion and net segment transfers out of $0.3 billion. This decrease in AUM was offset by $1.2 billion of income that was primarily attributable to improved unrealized gains across our credit funds, and additional subscriptions of $0.6 billion, primarily attributable to AINV and ACF.

During the three months ended June 30, 2012, AUM in our credit segment increased by $19.6 billion, or 53.9%. This increase was primarily attributable to the $18.5 billion acquisition of Stone Tower, $2.1 billion of additional subscriptions, including $1.5 billion by EPF II, and $1.2 billion in increased leverage, including $0.6 billion attributable to Athene Asset Management LLC (“AAM”). These increases were partially offset by $1.2 billion of distributions, including $0.5 billion by Stone Tower CLOs, and $0.6 billion of net transfers, including $0.8 billion of assets managed by AAM.

During the six months ended June 30, 2013, AUM in our credit segment decreased by $2.2 billion, or 3.4%. This decrease was a result of $2.6 billion of distributions, decrease in leverage of $1.5 billion, $0.7 of redemptions and $0.5 billion of net transfers out. Offsetting this decrease was $1.9 billion of increased income and $1.3 billion of subscriptions.

During the six months ended June 30, 2012, AUM in our credit segment increased by $24.2 billion, or 76.1%. This increase was primarily attributable to $19.9 billion in acquisitions, including $18.5 billion related to Stone Tower, $3.1 billion of additional subscriptions, including $1.7 billion by EPF II, and $2.6 billion in increased leverage, including $0.7 billion and $0.6 billion attributable to AAM and AMTG, respectively. These increases were partially offset by $1.2 billion of distributions, including $0.5 billion by Stone Tower CLOs, and $0.6 billion of net transfers out, including $0.9 billion by AAM.

Real Estate

During the three months ended June 30, 2013, AUM in our real estate segment increased by $0.1 billion, or 0.6%, which was primarily the result of $0.5 billion of additional subscriptions and $0.3 billion of segment transfers in. These increases were partially offset by redemptions of $0.3 billion and distributions of $0.2 billion.

During the three months ended June 30, 2012, AUM in our real estate segment decreased by $0.4 billion, or 4.8%. This decrease was primarily a result of distributions of $0.6 billion, including $0.5 billion from the CPI funds. Also contributing to this decrease was a decrease in leverage of $0.3 billion, primarily from ARI and AGRE CMBS Fund L.P. and redemptions of $0.3 billion from released unfunded capital commitments primarily related to two legacy CPI real estate funds that were past their investment periods. Partially offsetting these decreases was $0.7 billion from other net segments.

During the six months ended June 30, 2013, AUM in our real estate segment increased by $0.7 billion, or 7.6%, which was primarily the result of $1.0 billion of additional subscriptions and net segment transfers of $0.6 billion. These increases were partially offset by $0.4 billion of distributions.

During the six months ended June 30, 2012, AUM in our real estate segment decreased by $0.1 billion, or 1.3%. This decrease was primarily a result of distributions of $0.8 billion, including $0.6 billion from the CPI Funds. Also contributing to this decrease was a decrease in leverage of $0.5 billion, from ARI and AGRE CMBS Fund L.P. and redemptions of $0.3 billion from released unfunded capital commitments primarily related to two legacy CPI real estate funds that were past their investment periods. Partially offsetting these decreases was $0.8 billion of net transfers from other segments.

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

The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Private equity dollars invested	$177	$1,657	$1,368	$2,641

The following table summarizes the uncalled private equity commitments as of June 30, 2013, December 31, 2012 and June 30, 2012:

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
	(in millions)
Uncalled private equity commitments	$13,026	$7,464	$6,647

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2013, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2013. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.

Investment Record

Private Equity

The following table summarizes the investment record of our private equity funds. All amounts are as of June 30, 2013, unless otherwise noted:

								As of June 30, 2013				As of December 31, 2012
	Vintage Year	Committed Capital	Total Invested Capital	Committed Capital Less Unfunded Capital Commitments(1)	Realized	Unrealized(2)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
	(in millions)

Fund VIII(3)	2013	6,641	—	—	—	—	—	NM	(4)	NM	(4)	NM	(4)	NM	(4)

AION(3)	2013	277	—	—	—	—	—	NM	(4)	NM	(4)	NM	(4)	NM	(4)

ANRP(4)	2012	1,323	338	373	12	327	339	NM	(4)	NM	(4)	NM	(4)	NM	(4)

Fund VII	2008	14,676	14,686	11,013	14,909	12,107	27,016	37%		28%		35%		26%

Fund VI	2006	10,136	11,819	9,065	9,564	9,232	18,796	12		10		11		9

Fund V	2001	3,742	5,192	3,742	12,230	642	12,872	61		44		61		44

Fund IV	1998	3,600	3,481	3,600	6,767	52	6,819	12		9		12		9

Fund III	1995	1,500	1,499	1,500	2,654	41	2,695	18		11		18		11

Fund I, II & MIA(5)	1990/92	2,220	3,773	2,220	7,924	—	7,924	47		37		47		37

Totals		$44,115	$40,788	$31,513	$54,060	$22,401	$76,461	39%	(6)	26%	(6)	39%	(6)	25%

	Vintage Year	Current Net Asset Value as of June 30, 2013	Total Return
			For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
AAA(7)	2006	$1,654.3	2%	7%	20%

(1)	“Committed Capital Less Unfunded Capital Commitments” represent capital commitments from limited partners to invest in a particular fund less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements.
(2)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(3)	Fund VIII and AION were launched during 2013 and 2012, respectively, and a vintage year has not yet been established for these funds. On June 28, 2013, Fund VIII had a first closing of $6.6 billion.
(4)	ANRP commenced investing capital less than 24 months prior to the period indicated and had its final capital raise in 2012, establishing its vintage year. Given the limited investment period and overall longer investment period for private equity funds, the return information was deemed not meaningful.
(5)	Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III were excluded assets in connection with the 2007 Reorganization of Apollo Global Management, LLC. As a result, Apollo Global Management, LLC did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with our managing partners and other investment professionals.
(6)	Total IRR is calculated based on total cash flows for all funds presented.
(7)

AAA completed its initial public offering in June 2006 and is the sole limited partner in AAA Investments. AAA was originally designed to give investors in its common units exposure as a limited partner to certain of the strategies that we employ and allowed us to manage the asset allocations to those strategies by investing alongside our private equity funds and directly in our credit funds and certain other opportunistic investments that we sponsor and manage. On October 31, 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene in connection with the AAA Transaction. After the AAA Transaction, Athene was AAA’s only material investment and as of June 30, 2013, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. with an approximate 72% ownership stake (without giving effect to restricted common shares issued under Athene’s management equity plan). Additional information related to AAA can be found on its website www.apolloalternativeassets.com. The information contained in AAA’s website is not part of this Quarterly Report on Form 10-Q.

The following table summarizes the investment record for distressed investments made in our private equity fund portfolios excluding ANRP and AION, since the Company’s inception. All amounts are as of June 30, 2013:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,748	$16,831	29%
Non-Control Distressed	5,979	8,477	71

Total	11,727	25,308	49

Buyout Equity, Portfolio Company Debt and Other Credit(2)	28,723	50,814	22

Total	$40,450	$76,122	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.
(2)	Other Credit means investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of our Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of June 30, 2013:

Fund VII

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,110	$19,681
Other Credit & Classic Distressed(1)	4,576	7,335

Total	$14,686	$27,016

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$9,674	$15,198
Other Credit & Classic Distressed(1)	2,145	3,598

Total	$11,819	$18,796

Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,904
Classic Distressed(1)	780	968

Total	$5,192	$12,872

(1)	Classic Distressed means investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

Credit

The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which is computed for the purposes of this table based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. Apollo also manages CLOs within our credit segment which had total AUM of approximately $10.3 billion as of June 30, 2013. Such CLO performance information is not included in the following credit investment record tables. All amounts are as of June 30, 2013, unless otherwise noted:

				Total				As of June 30, 2013				As of December 31, 2012
	Strategy	Vintage Year	Committed Capital	Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)

ACRF II(2)	Structured Credit	2012	$104.4	$104.4	$2.0	$113.7	$115.7	NM	(4)	NM	(4)	NM	(4)	NM	(4)

EPF II(3)(5)	Non-Performing Loans	2012	3,599.2	483.4	61.3	451.2	512.5	NM	(4)	NM	(4)	NM	(4)	NM	(4)

FCI(3)	Structured Credit	2012	558.8	443.2	15.0	564.0	579.0	NM	(4)	NM	(4)	NM	(4)	NM	(4)

AESI(3)(5)	European Credit	2011	462.5	576.6	367.7	265.8	633.5	NM	(4)	NM	(4)	NM	(4)	NM	(4)

AEC(3)	European Credit	2011	292.5	344.6	207.5	150.0	357.5	NM	(4)	NM	(4)	NM	(4)	NM	(4)

AIE II(5)	European Credit	2008	268.5	848.1	1,070.2	244.3	1,314.5	19.1%		15.5%		19.4%		15.6%

COF I	U.S. Performing Credit	2008	1,484.9	1,611.3	2,682.4	1,574.4	4,256.8	30.5		27.5		30.7		27.6

COF II	U.S. Performing Credit	2008	1,583.0	2,176.4	2,369.6	724.2	3,093.8	13.9		11.3		14.3		11.7

EPF I(5)	Non-Performing Loans	2007	1,684.7	2,131.9	1,718.2	1,237.8	2,956.0	19.4		13.2		18.6		11.6

ACLF	U.S. Performing Credit	2007	984.0	1,448.5	2,168.0	209.0	2,377.0	13.1		11.2		13.0		11.2

Artus	U.S. Performing Credit	2007	106.6	190.1	225.9	—	225.9	7.0		6.8		7.0		6.8

Totals			11,129.1	10,358.5	10,887.8	5,534.4	16,422.2

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.
(2)	As part of the acquisition of Stone Tower, Apollo acquired the manager of Apollo Structured Credit Recovery Master Fund II, Ltd. (“ACRF II”). Apollo became the manager of this fund upon completing the acquisition on April 2, 2012.
(3)	AESI and AEC were launched during 2011 and have not established their vintage year. EPF II and FCI deployed capital prior to the vintage year and had their final capital raises in 2012, establishing their vintage year.
(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(5)	Funds are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.30 as of June 30, 2013.

The following table summarizes the investment record for certain funds and SIAs with no maturity date. All amounts are as of June 30, 2013, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of June 30, 2013	Since Inception to June 30, 2013		For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012		Since Inception to December 31, 2012		For the Year Ended December 31, 2012
			(in millions)

AIF(1)	U.S. Performing Credit	2013	$272.9	NM	(3)	NM	(3)	N/A		N/A		N/A

ACSP(2)	Opportunistic Credit	2012	234.6	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)

ACSF(4)	Opportunistic Credit	2011	197.7	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)

AFT(1)	U.S. Performing Credit	2011	293.4	15.9%		4.0%		NM	(3)	NM	(3)	NM	(3)

AMTG(5)	Structured Credit	2011	769.5	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)

STCS(4)	Opportunistic Credit	2010	53.5	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)

SOMA(6)	Opportunistic Credit	2007	593.0	49.6		3.3		13.8%		44.9%		15.1%

ACF (4)	U.S. Performing Credit	2005	2,156.5	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)

AINV(7)	Opportunistic Credit	2004	1,833.2	54.7		5.3		6.2		47.1		9.9

Value Funds(8)	Opportunistic Credit	2003/2006	365.1	75.8		5.7		8.6		66.2		10.8

Totals			$6,769.4

(1)	AFT and AIF completed their initial public offerings during the first quarter of 2011 and 2013, respectively. Refer to www.agmfunds.com for the most recent financial information on AFT and AIF. The information contained in AFT’s and AIF’s websites is not part of this Quarterly Report on Form 10-Q.
(2)	ACSP is a strategic investment account with $615.0 million of committed capital. Net asset value is presented for the primary mandate and excludes investments in other Apollo funds.
(3)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(4)	As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”), Stone Tower Credit Solutions Master Fund Ltd. (“STCS”), and Apollo Credit Master Fund Ltd. (“ACF”). As of June 30, 2013, the net returns from inception for ACSF, ACF and STCS were 26.2%, (2.2)%, and 37.9%, respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.
(5)	Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained in AMTG’s website is not part of this Quarterly Report on Form 10-Q.
(6)	Net asset value and returns are for the primary mandate, which follows similar strategies as the Value Funds and excludes SOMA investments in other Apollo funds.
(7)	Net return for AINV represents net asset value return including reinvested dividends. Refer to www.apolloic.com for the most recent public financial information on AINV. The information contained in AINV’s website is not part of this Quarterly Report on Form 10-Q.
(8)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds, and Apollo Value Investment Master Fund, L.P., together with its feeder funds.

Real Estate

The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which for the purposes of this table is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of June 30, 2013, unless otherwise noted:

								As of June 30, 2013				As of December 31, 2012
	Vintage Year	Committed Capital	Current Net Asset Value	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
	(in millions)
AGRE U.S. Real Estate Fund, L.P(3)	2012	$793.4	$406.5	$400.9	$2.6	$404.8	$407.4	NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE Debt Fund I, LP	2011	716.1	714.6	712.2	37.9	709.2	747.1	NM	(2)	NM	(2)	NM	(2)	NM	(2)
2011 A4 Fund, L.P.	2011	234.7	219.7	930.8	—	938.6	938.6	15.9	% (2)	13.8	% (2)	NM	(2)	NM	(2)
AGRE CMBS Fund, L.P.	2009	418.8	139.4	1,572.9	—	530.9	530.9	13.6		11.4		14.1%		11.8%
CPI Capital Partners North America	2006	600.0	80.7	452.5	296.4	72.4	368.8	15.6	(4)	11.1	(4)	NM	(4)	NM	(4)
CPI Capital Partners Asia Pacific	2006	1,291.6	442.5	1,151.1	1,107.9	451.7	1,559.6	34.3	(4)	30.7	(4)	NM	(4)	NM	(4)
CPI Capital Partners Europe(5)	2006	1,511.7	558.2	997.6	153.1	541.1	694.2	3.1	(4)	1.1	(4)	NM	(4)	NM	(4)
CPI Other	Various	2,960.1	945.7	N/A	N/A	N/A	N/A	NM	(6)	NM	(6)	NM	(6)	NM	(6)

Totals		$8,526.4	$3,507.3	$6,218.0	$1,597.9	$3,648.7	$5,246.6

(1)	Figures include estimated fair value of unrealized investments.
(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.
(3)	AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011, June 2011 and April 2012 for a total of $263.2 million in base capital commitments and $450 million in additional capital commitments. Additionally, there was $72.0 million of co-invest commitments raised for an investment in the first quarter of 2012, which is included in the figures in the table above.
(4)	As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to June 30, 2013 were (7.9)%, 6.5% and (10.5)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.
(5)	CPI Capital Partners Europe is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.30 as of June 30, 2013.
(6)	CPI Other consists of funds or individual investments of which we are not the general partner or manager and only receive fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Return and certain other performance data are therefore not considered meaningful as we perform primarily an administrative role.

The following table summarizes the investment record for ARI as of June 30, 2013:

	Vintage Year	Raised Capital	Gross Assets	Current Net Asset Value
	(in millions)
ARI(1)	2009	$713.9	$898.1	$686.0

(1)	Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained in ARI’s website is not part of this Quarterly Report on Form 10-Q.

Athene and SIAs

As of June 30, 2013, AAM had approximately $15.7 billion of total AUM, of which approximately $6.6 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles.

In addition to certain funds and SIAs included in the investment record tables and capital deployed from certain SIAs across our private equity, credit and real estate funds, we also managed an additional approximate $6.3 billion of total AUM in SIAs as of June 30, 2013. The above investment record tables exclude certain funds and SIAs with an aggregate AUM of approximately $5.0 billion as of June 30, 2013, which were excluded because management deemed them to be immaterial.

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

The following table provides a summary of the cost and fair value of our funds’ investments by segment:

	As of June 30, 2013 (1)	As of June 30, 2012	As of December 31, 2012 (1)
	(in millions)
Private Equity:
Cost	$15,807	$16,963	$16,927
Fair Value	24,019	24,817	25,867
Credit:
Cost	$15,191	$15,317	$15,097	(2)
Fair Value	15,069	15,842	16,287	(2)
Real Estate:
Cost	$4,538	$4,103	$3,848	(2)
Fair Value	4,385	3,677	3,680	(2)

(1)	Cost and fair value amounts are presented for investments of the funds that are listed in the investment record tables.
(2)	AMTG and ARI cost and fair value amounts are as of September 30, 2012.

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

The Management Fee Offsets are calculated for each fund as follows:

•	65%-100% for private equity funds gross advisory, transaction and other special fees;

•	65%-80% for certain credit funds gross advisory, transaction and other special fees; and

•	100% for certain other credit funds gross advisory, transaction and other special fees.

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

As of June 30, 2013, approximately 72% of the fair value of our fund investments was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 28% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of June 30, 2013 was 60%, 88% and 50%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.

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

The table below presents an analysis of our (i) carried interest receivable as of June 30, 2013 and (ii) realized and unrealized carried interest income (loss) for our combined segments incentive business as of and for the three and six months ended June 30, 2013:

	As of June 30, 2013		For the Three Months Ended June 30, 2013				For the Six Months Ended June 30, 2013
	Carried Interest Receivable		Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$854.5		$(138.5)		$360.9	$222.4	$(49.8)	$585.2	$535.4
Fund VI	560.7		(285.2	) (1)	297.8	12.6	290.3 (1)	366.9	657.2
Fund V	67.5		(82.0)		79.5	(2.5)	(66.8)	79.5	12.7
Fund IV	10.5		(1.3)		—	(1.3)	(0.4)	—	(0.4)
AAA/Other(2)	108.1		(2.7)		—	(2.7)	14.6	—	14.6

Total Private Equity Funds	1,601.3		(509.7)		738.2	228.5	187.9	1,031.6	1,219.5

Credit Funds:
U.S. Performing Credit	210.4		(59.7)		56.8	(2.9)	(36.3)	104.9	68.6
Opportunistic Credit	49.5		(3.7)		8.7	5.0	35.8	8.8	44.6
Structured Credit	37.4		9.4		1.1	10.5	18.7	1.1	19.8
European Credit	17.2		2.6		2.5	5.1	3.9	5.8	9.7
Non-Performing Loans	94.3		(7.4)		33.0	25.6	(7.7)	33.0	25.3

Total Credit Funds	408.8		(58.8)		102.1	43.3	14.4	153.6	168.0

Real Estate Funds:
CPI Funds	4.6		(6.4)		0.2	(6.2)	(5.8)	0.5	(5.3)

Total Real Estate Funds	4.6		(6.4)		0.2	(6.2)	(5.8)	0.5	(5.3)

Total	$2,014.7	(3)	$(574.9)		$840.5	$265.6	$196.5	$1,185.7	$1,382.2

(1)	$452.3 million for Fund VI related to the catch-up formula whereby the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest income equates to its 20% of cumulative profits of the funds.
(2)	Includes certain SIAs.
(3)	There was a corresponding profit sharing payable of $908.2 million as of June 30, 2013 that resulted in a net carried interest receivable amount of $1,106.5 million as of June 30, 2013. Included within profit sharing payable are contingent consideration obligations of $107.3 million.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of June 30, 2013. As of June 30, 2013, Fund VII, Fund VI, Fund V and Fund IV were each above their hurdle rate of 8% and generating carried interest income. The investment manager of AINV accrues carried interest in the management company business as it is earned. Additionally, certain of our credit funds, including ACSP, AEC, AIE II, COF I, COF II, FCI, ACLF, AESI, EPF I, ACRF II, SOMA, and SK were each above their hurdle rates or preferred return of 7.0%, 6.0%, 7.5%, 8.0%, 7.5%, 7.0%, 10.0%, 8.0%, 8.0%, 8.0%, 7.0%, and 8.0% respectively, and generating carried interest income.

The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance. As of June 30, 2013, approximately 85% of the limited partners’ capital in the Value Funds was generating carried interest income.

Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by fund in the table below and are included in due to affiliates on the condensed consolidated statements of financial condition. As of June 30, 2013, there were no such general partner obligations related to our credit funds or our real estate funds. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception through June 30, 2013:

Carried Interest Income Since Inception

	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (1)	Total Undistributed and Distributed by Fund and Recognized(2)	General Partner Obligation as of June 30, 2013(2)	Maximum Carried Interest Income Subject to Potential Reversal(3)
	(in millions)
Private Equity Funds:
Fund VII	$854.5	$1,381.5	$2,236.0	$—	$1,793.0
Fund VI	560.7	785.6	1,346.3	—	1,107.5
Fund V	67.5	1,390.5	1,458.0	—	114.2
Fund IV	10.5	595.4	605.9	—	11.5
AAA/Other	108.1	23.7	131.8	0.3	108.1

Total Private Equity Funds	1,601.3	4,176.7	5,778.0	0.3	3,134.3

Credit Funds:
U.S. Performing Credit	312.7	433.5	746.2	—	659.6
Opportunistic Credit(4)	39.0	158.1	197.1	—	57.2
Structured Credit	37.4	27.1	64.5	—	36.4
European Credit	17.2	39.4	56.6	—	52.4
Non-Performing Loans	94.3	—	94.3	—	94.3

Total Credit Funds	500.6	658.1	1,158.7	—	899.9

Real Estate Funds:
CPI Funds	4.6	5.1	9.7	—	4.6

Total Real Estate Funds	4.6	5.1	9.7	—	4.6

Total	$2,106.5	$4,839.9	$6,946.4	$0.3	$4,038.8

(1)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.
(2)	Amounts were computed based on the fair value of fund investments on June 30, 2013. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income or fees at June 30, 2013. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(3)	Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on June 30, 2013. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for Fund IV which is gross of taxes.
(4)	Amounts exclude (i) AINV, as carried interest income from this fund is not subject to contingent repayment by the general partner, and (ii) AP Investment Europe Limited (“AIE I”) as this fund is winding down.

The following table summarizes the fair value gains on investments and the income to reverse the general partner obligation to return previously distributed carried interest income based on the current fair value of the underlying funds’ investments as of June 30, 2013:

Fund	General Partner Obligation(1)	Net Asset Value as of June 30, 2013	Fair Value Gain on Investments and Income to Reverse General Partner Obligation(2)
	(in millions)
APC	$0.3	$32.2	$1.0

(1)	Based upon a hypothetical liquidation as of June 30, 2013, Apollo has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to this fund. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(2)	The fair value gain on investments and income to reverse the general partner obligation is based on the life-to-date activity of the entire fund and assumes a hypothetical liquidation of the fund as of June 30, 2013.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 62.0% and 65.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of June 30, 2013 and 2012, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97% ownership interests held by limited partners in AAA as of June 30, 2013 and 2012, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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

On January 1, 2010, the Company adopted amended consolidation guidance issued by the FASB on issues related to VIEs. The amended guidance significantly affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The amended guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The amended guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the condensed consolidated statements of financial condition of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized in the condensed consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Apollo’s involvement with the funds it manages is such that all three of the above conditions are met with the exception of certain vehicles which fail condition (c) above. As previously discussed, the incremental impact of adopting the amended consolidation guidance has resulted in the consolidation of certain VIEs managed by the Company. Additional disclosures related to Apollo’s involvement with VIEs are presented in note 4 to our condensed consolidated financial statements.

Results of Operations

Below is a discussion of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2013	2012			2013	2012
		(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$65,085	$69,777	$(4,692)	(6.7)%	$112,504	$97,013	$15,491	16.0%
Management fees from affiliates	155,070	143,326	11,744	8.2	305,517	270,504	35,013	12.9
Carried interest income (loss) from affiliates	277,106	(1,475)	278,581	NM	1,388,313	620,854	767,459	123.6

Total Revenues	497,261	211,628	285,633	135.0	1,806,334	988,371	817,963	82.8

Expenses:
Compensation and benefits:
Equity-based compensation	43,501	142,114	(98,613)	(69.4)	88,787	290,980	(202,193)	(69.5)
Salary, bonus and benefits	69,282	74,948	(5,666)	(7.6)	142,678	140,019	2,659	1.9
Profit sharing expense	124,229	19,851	104,378	NM	547,849	268,875	278,974	103.8
Incentive fee compensation	3,015	(27)	3,042	NM	3,015	8	3,007	NM

Total Compensation and Benefits	240,027	236,886	3,141	1.3	782,329	699,882	82,447	11.8
Interest expense	7,594	10,567	(2,973)	(28.1)	15,112	21,947	(6,835)	(31.1)
Professional fees	21,665	16,832	4,833	28.7	37,725	28,359	9,366	33.0
General, administrative and other	26,037	23,575	2,462	10.4	48,978	42,782	6,196	14.5
Placement fees	3,120	8,131	(5,011)	(61.6)	12,478	9,052	3,426	37.8
Occupancy	10,149	8,990	1,159	12.9	19,954	17,716	2,238	12.6
Depreciation and amortization	14,195	11,981	2,214	18.5	28,813	20,454	8,359	40.9

Total Expenses	322,787	316,962	5,825	1.8	945,389	840,192	105,197	12.5

Other (Loss) Income:
Net gains (Loss) from investment activities	1,116	(28,214)	29,330	NM	53,249	129,494	(76,245)	(58.9)
Net gains (losses) from investment activities of consolidated variable interest entities	(35,198)	31,763	(66,961)	NM	12,663	15,562	(2,899)	(18.6)
Income (Loss) from equity method investments	20,090	(839)	20,929	NM	47,880	42,412	5,468	12.9
Interest income	3,049	2,202	847	38.5	6,140	3,816	2,324	60.9
Other income, net	2,778	1,945,549	(1,942,771)	(99.9)	4,076	1,951,365	(1,947,289)	(99.8)

Total Other (Loss) Income	(8,165)	1,950,461	(1,958,626)	NM	124,008	2,142,649	(2,018,641)	(94.2)

Income before income tax provision	166,309	1,845,127	(1,678,818)	(91.0)	984,953	2,290,828	(1,305,875)	(57.0)
Income tax provision	(18,139)	(10,650)	(7,489)	70.3	(36,718)	(25,210)	(11,508)	45.6

Net Income	148,170	1,834,477	(1,686,307)	(91.9)	948,235	2,265,618	(1,317,383)	(58.1)
Net income attributable to Non-Controlling Interests	(89,433)	(1,875,863)	1,786,430	95.2	(640,520)	(2,208,961)	1,568,441	71.0

Net Income (Loss) Attributable to Apollo Global Management, LLC	$58,737	$(41,386)	$100,123	NM	$307,715	$56,657	$251,058	443.1%

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, decreased by $4.7 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This was attributable to a decrease in advisory and transaction fees in the private equity segment of $19.8 million, offset by increases in advisory and transaction fees in the credit and real estate segments of $14.2 million and $0.7 million, respectively. During the three months ended June 30, 2013, gross and net advisory fees, including directors’ fees, were $64.4 million and $36.6 million, respectively, and gross and net transaction fees were $66.7 million and $28.5 million, respectively. During the three months ended June 30, 2012, gross and net advisory fees, including directors’ fees, were $40.8 million and $19.4 million, respectively, and gross and net transaction fees were $80.8 million and $51.5 million, respectively. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated.

Management fees from affiliates increased by $11.7 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to increases in management fees earned by our credit and real estate segments by $16.0 million and $0.3 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period, offset by a decrease in management fees earned by our private equity segment of $3.5 million. Part of the increase in management fees earned from the credit funds was attributable to an increase of $1.1 million of fees earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation.

Carried interest income from affiliates increased by $278.6 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds, primarily Fund VII, Fund VI, SOMA and COF I, which had increased carried interest income of $181.8 million, $99.5 million, $24.0 million and $17.9 million, respectively, partially offset by Fund V and CLOs, which had decreased carried interest income of $50.1 million and $14.1 million, respectively, during the three months ended June 30, 2013 as compared to the same period in 2012. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the other funds, which generated increased carried interest income of $19.6 million during the three months ended June 30, 2013 as compared to the same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $15.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This was attributable to increases in advisory and transaction fees in the credit and real estate segments of $31.8 million and $1.8 million, respectively, offset by a decrease in advisory and transaction fees in the private equity segment of $18.4 million. During the six months ended June 30, 2013, gross and net advisory fees, including directors’ fees, were $113.2 million and $66.0 million, respectively, and gross and net transaction fees were $106.2 million and $46.5 million, respectively. During the six months ended June 30, 2012, gross and net advisory fees, including directors’ fees, were $79.6 million and $34.5 million, respectively, and gross and net transaction fees were $113.5 million and $63.9 million, respectively. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated.

Management fees from affiliates increased by $35.0 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increases in management fees earned by our credit and real estate segments of $47.7 million and $3.5 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period, offset by a decrease in management fees earned by our private equity segment of $4.2 million. Part of the increase in management fees earned from the credit funds was attributable to an increase of $12.0 million of fees earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation.

Carried interest income from affiliates increased by $767.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds, primarily Fund VI, Fund VII, SOMA, EPF I and as a result of certain sub-advisory agreements, which had increased carried interest income of $620.4 million, $182.4 million, $32.8 million, $10.8 million and $10.3 million, respectively, partially offset by Fund V, COF II and COF I, which had decreased carried interest income of $46.5 million, $28.9 million and $23.1 million, respectively, during the six months ended June 30, 2013 as compared to the same period in 2012. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the other funds, which generated increased carried interest income of $9.3 million during the six months ended June 30, 2013 as compared to the same period in 2012.

Expenses

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Compensation and benefits increased by $3.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to an increase in profit sharing expense of $104.4 million as a result of the favorable performance of certain of our private equity and credit funds during the period, partially offset by a reduction of equity-based compensation by $98.6 million, specifically the amortization of AOG Units which decreased by $101.2 million due to the expiration of the vesting period for the Managing Partners. Included in profit sharing expense was $20.2 million and $6.2 million of expenses related to the Incentive Pool (as defined below) for the three months ended June 30, 2013 and 2012, respectively. In addition, salary, bonus and benefits decreased by $5.7 million due to a decrease in employee bonuses in the private equity segment during the period as compared to the same period in 2012.

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

Interest expense decreased by $3.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to decreased interest expense related to interest rate swaps of $1.3 million and decreased interest expense due to a lower margin rate on the AMH Credit Agreement of $1.1 million during the three months ended June 30, 2013 as compared to the same period in 2012. The Company’s last remaining interest rate swap expired in May of 2012.

Professional fees increased by $4.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended June 30, 2013, as compared to the same period in 2012, associated with the launch of our new funds, continued expansion of our global investment platform and the Secondary Offering.

General, administrative and other expenses increased by $2.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to increased travel, information technology, recruiting, organizational and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the three months ended June 30, 2013 as compared to the same period in 2012.

Placement fees decreased by $5.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to decreased fundraising efforts during the period in connection with our credit funds, primarily EPF II, which incurred $6.8 million of placement fees during the three months ended June 30, 2012.

Occupancy expense increased by $1.2 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to additional expenses incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended June 30, 2013 as compared to the same period in 2012.

Depreciation and amortization expense increased by $2.2 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to increased amortization expense due to additional amortization of intangible assets acquired as part of the Stone Tower acquisition in April 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Compensation and benefits increased by $82.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2013. This change was primarily attributable to an increase in profit sharing expense of $279.0 million as a result of the favorable performance of certain of our private equity and credit funds during the period, partially offset by a reduction of equity-based compensation by $202.2 million, specifically the amortization of AOG Units which decreased by $202.3 million due to the expiration of the vesting period for the Managing Partners. Included in profit sharing expense was $32.0 million and $27.3 million of expenses related to the Incentive Pool for the six months ended June 30, 2013 and 2012, respectively. In addition, salary, bonus and benefits increased by $2.7 million as a result of an increase in headcount.

Interest expense decreased by $6.8 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to decreased interest expense related to interest rate swaps of $3.2 million and decreased interest expense due to a lower margin rate on the AMH Credit Agreement of $2.9 million during the six months ended June 30, 2013 as compared to the same period in 2012. The Company’s last remaining interest rate swap expired in May of 2012.

Professional fees increased by $9.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the six months ended June 30, 2013, as compared to the same period in 2012, associated with the launch of our new funds, continued expansion of our global investment platform and the Secondary Offering.

General, administrative and other expenses increased by $6.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increased travel, information technology, recruiting, organizational and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the six months ended June 30, 2013 as compared to the same period in 2012.

Placement fees increased by $3.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increased fundraising efforts during the period in connection with our credit funds, primarily AIF, which incurred $6.7 million of placement fees during the period. This was offset by EPF II, which incurred decreased placement fees of $5.0 million during the six months ended June 30, 2013 as compared to the same period in 2012.

Occupancy expense increased by $2.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to additional expenses incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the six months ended June 30, 2013 as compared to the same period in 2012.

Depreciation and amortization expense increased by $8.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increased amortization expense due to additional amortization of intangible assets acquired as part of the Stone Tower acquisition in April 2012.

Other Income (Loss)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net gains from investment activities increased by $29.3 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to a $22.2 million increase in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments during the three months ended June 30, 2013 as compared to the same period in 2012.

Net gains (losses) from investment activities of consolidated VIEs decreased by $67.0 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to a decrease in the fair values of investments held by the consolidated VIEs of $99.5 million and a decrease in interest and other income of $18.7 million during the period. This was offset by an increase in other expenses of $14.0 million and an increase in net realized and unrealized gains (losses) relating to the debt held by the consolidated VIEs of $37.2 million during the three months ended June 30, 2013 as compared to the same period in 2012.

Income from equity method investments increased by $20.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, EPF I, COF I, and AINV had the most significant impact and together generated $16.7 million of income from equity method investments during the three months ended June 30, 2013 as compared to a $2.4 million loss from equity method investments during the three months ended June 30, 2012, resulting in a net increase of $19.1 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income from equity method investments by fund for the three months ended June 30, 2013 and 2012.

Other income, net decreased by $1,942.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to a decrease in gains on acquisitions of $1,951.2 million as a result of the bargain purchase gain recorded on the Stone Tower acquisition during April 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net gains from investment activities decreased by $76.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to a $83.7 million decrease in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments, partially offset by an $8.0 million increase in unrealized gains related to the change in the fair value of the investment in HFA during the six months ended June 30, 2013 as compared to the same period in 2012.

Net gains (losses) from investment activities of consolidated VIEs decreased by $2.9 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to a decrease in the fair values of investments held by the consolidated VIEs of $95.8 million and an increase in other expenses of $49.9 million during the period. This was offset by higher interest and other income of $112.8 million and an increase in net realized and unrealized gains relating to the debt held by the consolidated VIEs of $30.0 million during the six months ended June 30, 2013 as compared to the same period in 2012.

Income from equity method investments increased by $5.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, EPF I and AINV had the most significant impact and together generated $35.6 million of income from equity method investments during the six months ended June 30, 2013 as compared to $24.0 million of income from equity method investments during the six months ended June 30, 2012, resulting in a net increase of $11.6 million. This was offset by COF I and COF II, which together generated $4.7 million of income from equity method investments during the six months ended June 30, 2013 as compared to $10.1 million of income from equity method investments during the six months ended June 30, 2012, resulting in a net decrease of $5.4 million.

Other income, net decreased by $1,947.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to a decrease in gains on acquisitions of $1,951.2 million as a result of the bargain purchase gain recorded on the Stone Tower acquisition during April 2012.

Income Tax Provision

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The income tax provision increased by $7.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. As discussed in note 7 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had taxable income of $39.7 million and $15.4 million for the three months ended June 30, 2013 and 2012, respectively, after adjusting for permanent tax differences. The $24.3 million change in income before taxes resulted in increased federal, state and local taxes of $9.0 million during the period utilizing a marginal corporate tax rate. This was partially offset by a decrease in the income tax provision of $1.5 million which primarily resulted from a decrease in the NYC UBT, as well as taxes on foreign subsidiaries.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The income tax provision increased by $11.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. As discussed in note 7 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had taxable income of $86.1 million and $51.0 million for the six months ended June 30, 2013 and 2012, respectively, after adjusting for permanent tax differences. The $35.1 million change in income before taxes resulted in increased federal, state and local taxes of $13.7 million during the period utilizing a marginal corporate tax rate. This was partially offset by a decrease in the income tax provision of $2.2 million which primarily resulted from a decrease in the NYC UBT, as well as taxes on foreign subsidiaries.

Non-Controlling Interests

The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.

Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
AAA(1)	$(6,531)	$17,721	$(52,213)	$(132,441)
Interest in management companies and a co-investment vehicle(2)	(4,309)	(2,366)	(8,145)	(2,200)
Other consolidated entities	7,647	6,892	29,566	6,892

Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(3,193)	22,247	(30,792)	(127,749)
Net loss (income) attributable to Appropriated Partners’ Capital(3)	40,243	(1,962,947)	2,001	(1,932,653)
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(126,483)	64,837	(611,729)	(148,559)

Net (income) loss attributable to Non-Controlling Interests	$(89,433)	$(1,875,863)	$(640,520)	$(2,208,961)

Net (loss) income attributable to Appropriated Partners’ Capital(4)	(40,243)	1,962,947	(2,001)	1,932,653
Other Comprehensive Income attributable to Non-Controlling Interests	—	(801)	—	(2,010)

Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$(129,676)	$86,283	$(642,521)	$(278,318)

(1)	Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97% during the three and six months ended June 30, 2013 and 2012.
(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies.
(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.2 million for the three and six months ended June 30, 2012.
(4)	Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive loss attributable to non-controlling interest on the condensed consolidated statements of comprehensive income.

Initial Public Offering and Secondary Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. Apollo Global Management, LLC received net proceeds from the IPO of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings’ ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and Apollo Global Management, LLC’s ownership interest in the Apollo Operating Group increased from 29.3% to 33.5% upon consummation of the IPO. Additionally, on May 15, 2013, the Company completed its Secondary Offering for resale of approximately 24.3 million Class A shares owned by the Selling Shareholders. In conjunction with the Secondary Offering there was an exchange of approximately 8.8 million AOG Units into Class A shares. As a result of the exchange, the Company’s economic interests in the Apollo Operating Group increased from 35.6% to 38.0% and Holdings’ economic interests in the Apollo Operating Group decreased from 64.4% to 62.0%.

Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$148,170	$1,834,477	$948,235	$2,265,618
Net income attributable to Non-Controlling Interests in consolidated entities	37,050	(1,940,700)	(28,791)	(2,060,402)

Net income after Non-Controlling Interests in consolidated entities	185,220	(106,223)	919,444	205,216
Adjustments:

Income tax provision(1)	18,139	10,650	36,718	25,210
NYC UBT and foreign tax provision(2)	(3,083)	(3,911)	(3,799)	(5,332)
Net loss in non-Apollo Operating Group entities	295	206	626	404

Total adjustments	15,351	6,945	33,545	20,282

Net income after adjustments	200,571	(99,278)	952,989	225,498
Approximate ownership percentage of Apollo Operating Group	63.1%	65.5%	63.9%	65.5%

Net income attributable to non-controlling interests in Apollo Operating Group(3)	126,483	(64,837)	611,729	148,559

(1)	Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to APO Corp. are added back to income (loss) of the Apollo Operating Group before calculating Non-Controlling Interests as the income (loss) allocable to the Apollo Operating Group is not subject to such taxes.
(2)	Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income (loss) attributable to the Apollo Operating Group.
(3)	This amount is calculated by applying the weighted average ownership percentage range of approximately 63.1% and 63.9% during the three and six months ended June 30, 2013 and 2012, respectively, and approximately 65.5% during the three and six months ended June 30, 2012, respectively, to the condensed consolidated net income of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results do not consider consolidation of funds, equity-based compensation expense comprised of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals.

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

Private Equity

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three and six months ended June 30, 2013 and 2012, respectively. ENI represents segment income, excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(2):
Revenues:
Advisory and transaction fees from affiliates	$41,663	$—	$41,663	$61,491	$—	$61,491
Management fees from affiliates	65,684	—	65,684	69,158	—	69,158
Carried interest income (loss) from affiliates:	—	—
Unrealized losses(1)	—	(509,667)	(509,667)	—	(37,693)	(37,693)
Realized gains	—	738,257	738,257	—	43,378	43,378

Total Revenues	107,347	228,590	335,937	130,649	5,685	136,334

Expenses:
Compensation and Benefits:
Equity compensation	7,485	—	7,485	7,405	—	7,405
Salary, bonus and benefits	30,592	—	30,592	37,792		37,792
Profit sharing expense	—	107,346	107,346	—	13,858	13,858

Total compensation and benefits	38,077	107,346	145,423	45,197	13,858	59,055
Other expenses	26,773	—	26,773	23,876	—	23,876

Total Expenses	64,850	107,346	172,196	69,073	13,858	82,931

Other Income (Loss):
Income from equity method investments	—	12,170	12,170	—	1,845	1,845
Other income (loss), net	872	—	872	(3,202)	—	(3,202)

Total Other Income (Loss)	872	12,170	13,042	(3,202)	1,845	(1,357)

Economic Net Income (Loss)	$43,369	$133,414	$176,783	$58,374	$(6,328)	$52,046

(1)	Included in unrealized carried interest income (loss) from affiliates was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 million with respect to Fund VI for the three months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Reclassified to conform to current presentation. See note 14 in the condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(2):
Revenues:
Advisory and transaction fees from affiliates	$66,280	$—	$66,280	$84,672	$—	$84,672
Management fees from affiliates	131,956	—	131,956	136,155	—	136,155
Carried interest income from affiliates:						—
Unrealized gains(1)	—	187,947	187,947	—	288,279	288,279
Realized gains	—	1,031,636	1,031,636	—	165,448	165,448

Total Revenues	198,236	1,219,583	1,417,819	220,827	453,727	674,554

Expenses:
Compensation and Benefits:
Equity compensation	15,858	—	15,858	15,172	—	15,172
Salary, bonus and benefits	63,003	—	63,003	68,585	—	68,585
Profit sharing expense		491,603	491,603	—	218,141	218,141

Total compensation and benefits	78,861	491,603	570,464	83,757	218,141	301,898
Other expenses	48,740	—	48,740	44,667	—	44,667

Total Expenses	127,601	491,603	619,204	128,424	218,141	346,565

Other Income:
Income from equity method investments	—	34,721	34,721	—	32,451	32,451
Other income, net	2,504	—	2,504	69	—	69

Total Other Income	2,504	34,721	37,225	69	32,451	32,520

Economic Net Income	$73,139	$762,701	$835,840	$92,472	$268,037	$360,509

(1)	Included in unrealized carried interest income from affiliates was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $68.5 million with respect to Fund VI for the six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Reclassified to conform to current presentation. See note 14 in the condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Private Equity(2):
Revenues:
Advisory and transaction fees from affiliates	$41,663	$61,491	$(19,828)	(32.2)%	$66,280	$84,672	$(18,392)	(21.7)%
Management fees from affiliates	65,684	69,158	(3,474)	(5.0)	131,956	136,155	(4,199)	(3.1)
Carried interest income from affiliates:

Unrealized (losses) gains(1)	(509,667)	(37,693)	(471,974)	NM	187,947	288,279	(100,332)	(34.8)
Realized gains	738,257	43,378	694,879	NM	1,031,636	165,448	866,188	NM

Total carried interest income from affiliates	228,590	5,685	222,905	NM	1,219,583	453,727	765,856	168.8

Total Revenues	335,937	136,334	199,603	146.4	1,417,819	674,554	743,265	110.2

Expenses:
Compensation and benefits:
Equity-based compensation	7,485	7,405	80	1.1	15,858	15,172	686	4.5
Salary, bonus and benefits	30,592	37,792	(7,200)	(19.1)	63,003	68,585	(5,582)	(8.1)
Profit sharing expense	107,346	13,858	93,488	NM	491,603	218,141	273,462	125.4

Total compensation and benefits expense	145,423	59,055	86,368	146.3	570,464	301,898	268,566	89.0
Other expenses	26,773	23,876	2,897	12.1	48,740	44,667	4,073	9.1

Total Expenses	172,196	82,931	89,265	107.6	619,204	346,565	272,639	78.7

Other Income:
Income from equity method investments	12,170	1,845	10,325	NM	34,721	32,451	2,270	7.0
Other income (loss), net	872	(3,202)	4,074	NM	2,504	69	2,435	NM

Total Other Income (Loss)	13,042	(1,357)	14,399	NM	37,225	32,520	4,705	14.5

Economic Net Income	$176,783	$52,046	$124,737	239.7%	$835,840	$360,509	$475,331	131.8%

(1)	Included in unrealized carried interest income (loss) from affiliates was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 million and $68.5 million with respect to Fund VI for the three and six months ended June 30, 2012, respectively.
(2)	Reclassified to conform to current presentation. See note 14 in the condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

Revenues

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Advisory and transaction fees from affiliates, including directors’ fees, termination fees and reimbursed broken deal costs decreased by $19.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to a decrease of $20.3 million in transaction and termination fees earned during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was mainly driven by decreased transaction fees earned by Fund VII and ANRP. In the second quarter of 2012, Fund VII earned transaction fees from Great Wolf Resorts and from EP Energy LLC, partially offset by termination fees earned during the second quarter of 2013 from Constellium, Taminco and EVERTEC. ANRP’s decrease in transaction fees was due to a one time transaction fee earned in the second quarter of 2012 from EP Energy.

Included in advisory and transaction fees from affiliates is $16.4 million recognized as revenue to a resolution of Fund V’s Management Fee Offset liability and additional Management Fee Offsets related to director fees. The additional Management Fee Offsets related to director fees was $13.2 million, net of director fee income.

Management fees from affiliates decreased by $3.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was principally driven by a decrease in the management fees earned from AAA Investments of $1.8 million and from Fund VI of $1.3 million due to lower adjusted assets and lower invested capital, respectively, for the three months ended June 30, 2013 as compared to the same period in 2012.

Carried interest income from affiliates increased by $222.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to improvements in the fair values of underlying portfolio investments held by Fund VII of $181.8 million, Fund VI of $99.5 million, partially offset by Fund V of $50.1 million for the three months ended June 30, 2013 as compared to the same period in 2012. Included in carried interest income from affiliates was realized carried interest income of $694.9 million primarily resulting from increased dispositions of portfolio investments held by Fund VII of $334.3 million, Fund VI of $281.9 million and Fund V of $79.5 million for the three months ended June 30, 2013 as compared to the same period in 2012. The increase in the carried interest income from affiliates was offset by a decrease in net unrealized carried interest income of $472.0 million. This offset primarily resulted from the reversal of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by Fund VII, Fund VI and Fund V.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Advisory and transaction fees from affiliates, including directors’ fees, termination fees and reimbursed broken deal costs decreased by $18.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to a decrease of $16.5 million in transaction and termination fees earned during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decrease was mainly driven by decreased transaction fees earned by Fund VII and ANRP. For the first half of 2012, Fund VII earned transaction fees from Great Wolf Resorts, EP Energy and Taminco, partially offset by termination fees earned during the first half of 2013 from Constellium, Taminco and EVERTEC. ANRP’s decrease in transaction fees was due to a one time transaction fee earned in the first half of 2012 from EP Energy. Included in advisory and transaction fees from affiliates is $16.4 million recognized as revenue to a resolution of Fund V’s Management Fee Offset liability and additional Management Fee Offsets related to director fees. The additional Management Fee Offsets related to director fees was $13.2 million, net of director fee income.

Management fees from affiliates decreased by $4.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was principally driven by a decrease in the management fees earned from AAA Investments of $3.2 million and from Fund VI of $2.6 million due to lower adjusted assets and lower invested capital, respectively, for the six months ended June 30, 2013 as compared to the same period in 2012. This decrease was partially offset by increased management fees earned by ANRP of $2.2 million as a result of higher capital commitments for the six months ended June 30, 2013 as compared to the same period in 2012.

Carried interest income from affiliates increased by $765.9 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to improvements in the fair values of underlying portfolio investments held by Fund VI of $620.4 million, Fund VII of $182.4 million, partially offset by Fund V of $46.5 million for the six months ended June 30, 2013 as compared to the same period in 2012. Based on the increase in fair value of the underlying portfolio investments, profit of Fund VI were such that the priority return to the fund investors was met and thereafter its general partner was allocated (i) 80% of the fund’s profits or $452.3 million pursuant to the catch up formula in the fund partnership agreement whereby the general partner earns 80% of fund profits until the general partner’s carried interest income equates to 20% of the cumulative profits of the fund, and (ii) $123.2 million, which was allocated to the general partner once its carried interest income equated to 20% of the cumulative profits of the fund. Included in carried interest income from affiliates was realized carried interest income of $866.2 million primarily resulting from increased dispositions of portfolio investments held by Fund VII of $534.1 million, Fund VI of $261.4 million and Fund V of $79.5 million for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in the carried interest income from affiliates was offset by a decrease in net unrealized carried interest income of $100.3 million. This offset primarily resulted from the reversal of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by Fund VII, Fund VI and Fund V.

Expenses

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Compensation and benefits expense increased by $86.4 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily a result of an increase of $93.5 million in profit sharing expense driven by an increase in carried interest income earned by certain of our private equity funds during the period. Also, equity-based compensation increased by $0.1 million as a result of an increase in headcount during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in compensation and benefits expense was offset by a decrease in salary, bonus and benefits of $7.2 million due to a decrease in employee bonuses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other expenses increased by $2.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to increased general and administrative expenses of $3.8 million driven by organizational expenses accrued in connection with the launching of Fund VIII. The increase in other expenses was partially offset by a decrease in interest expense of $1.5 million due to a lower margin rate on the AMH Credit Agreement during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Compensation and benefits expense increased by $268.6 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily a result of an increase of $273.5 million in profit sharing expense driven by an increase in carried interest income earned by certain of our private equity funds during the period. Also, equity-based compensation increased by $0.7 million as a result of an increase in headcount during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in compensation and benefits expense was offset by a decrease in salary, bonus and benefits of $5.6 million due to a decrease in employee bonuses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other expenses increased by $4.1 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increased general and administrative, professional fees, occupancy and depreciation expenses of $4.1 million driven by organizational expenses accrued in connection with the launching of Fund VIII. Also, other expenses increased by $3.5 million due to higher audit, legal and consulting fees incurred during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was partially offset by a decrease in interest expense of $4.0 million due to a lower margin rate on the AMH Credit Agreement during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other Income

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Income from equity method investments increased by $10.3 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was driven by increases in the fair values of our private equity investments held, primarily from Apollo’s ownership interest in Fund VII, Vantium C and Vantium D, which resulted in increased income from equity method investments of $10.6 million and $1.4 million, respectively, during the three months ended June 30, 2013 as compared to the same period in 2012. The increase in income from equity method investments was partially offset by decreased income from the equity investment in AAA of $1.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other income, net increased by $4.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries, rental income from sublease agreements and other miscellaneous income during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Income from equity method investments increased by $2.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was driven by increases in the fair values of our private equity investments held, primarily from Apollo’s ownership interest in Fund VII, Vantium C and Vantium D, which resulted in increased income from equity method investments of $5.2 million and $1.3 million, respectively, during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in income from equity method investments was partially offset by a decrease of $4.8 million from the equity investments held in AAA and Fund VI for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other income, net increased by $2.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to rental income from sublease agreements and other miscellaneous income during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Credit

The following tables set forth segment statement of operations information and ENI for our credit segment for the three and six months ended June 30, 2013 and 2012, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising of amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit(2):
Revenues:
Advisory and transaction fees from affiliates	$22,148	$—	$22,148	$7,943	$—	$7,943
Management fees from affiliates	90,387	—	90,387	74,351	—	74,351
Carried interest income from affiliates:						—
Unrealized losses(1)	—	(58,843)	(58,843)	—	(16,677)	(16,677)
Realized gains	10,029	102,128	112,157	9,200	9,959	19,159

Total Revenues	122,564	43,285	165,849	91,494	(6,718)	84,776

Expenses:
Compensation and Benefits:
Equity-based compensation	7,024	—	7,024	4,266		$4,266
Salary, bonus and benefits	31,968	—	31,968	31,222	—	31,222
Profit sharing expense	—	20,763	20,763	—	3,854	3,854
Incentive fee compensation	—	3,015	3,015	—	(27)	(27)

Total compensation and benefits	38,992	23,778	62,770	35,488	3,827	39,315
Other expenses	38,253	—	38,253	39,245	—	39,245

Total Expenses	77,245	23,778	101,023	74,733	3,827	78,560

Other Income (Loss):
Net losses from investment activities	—	(5,752)	(5,752)	—	(13,108)	(13,108)
Income (Loss) from equity method investments	—	6,358	6,358	—	(766)	(766)
Other income (loss), net	4,072	207	4,279	(663)		(663)

Total Other Income (Loss)	4,072	813	4,885	(663)	(13,874)	(14,537)

Non-Controlling Interests	(3,254)	—	(3,254)	(2,438)		(2,438)

Economic Net Income (Loss)	$46,137	$20,320	$66,457	$13,660	$(24,419)	$(10,759)

(1)	Included in unrealized carried interest income from affiliates for the three months ended June 30, 2012 was reversal of $18.3 million of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Reclassified to conform to current presentation. See note 14 in the condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit(2):
Revenues:
Advisory and transaction fees from affiliates	$43,825	$—	$43,825	$11,998	$—	$11,998
Management fees from affiliates	174,751	—	174,751	127,022	—	127,022
Carried interest income from affiliates:						—
Unrealized gains(1)	—	14,404	14,404	—	131,577	131,577
Realized gains	19,080	153,605	172,685	18,800	35,967	54,767

Total Revenues	237,656	168,009	405,665	157,820	167,544	325,364

Expenses:
Compensation and Benefits:
Equity-based compensation	13,550	—	13,550	12,394		12,394
Salary, bonus and benefits	66,280	—	66,280	58,847	—	58,847
Profit sharing expense	—	59,326	59,326	—	47,137	47,137
Incentive fee compensation	—	3,015	3,015	—	8	8

Total compensation and benefits	79,830	62,341	142,171	71,241	47,145	118,386
Other expenses	76,576		76,576	65,162	—	65,162

Total Expenses	156,406	62,341	218,747	136,403	47,145	183,548

Other Income:
Net losses from investment activities	—	(1,722)	(1,722)	—	(9,690)	(9,690)
Income from equity method investments	—	13,290	13,290	—	17,000	17,000
Other income, net	8,527	207	8,734	2,282	—	2,282

Total Other Income	8,527	11,775	20,302	2,282	7,310	9,592

Non-Controlling Interests	(6,718)	—	(6,718)	(3,847)		(3,847)

Economic Net Income	$83,059	$117,443	$200,502	$19,852	$127,709	$147,561

(1)	Included in unrealized carried interest income from affiliates for the six months ended June 30, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. Included in unrealized carried interest income from affiliates for the six months ended June 30, 2012 was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $0.2 million with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Reclassified to conform to current presentation. See note 14 in the condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Credit(2):
Revenues:
Advisory and transaction fees from affiliates	$22,148	$7,943	$14,205	178.8%	$43,825	$11,998	$31,827	265.3%
Management fees from affiliates	90,387	74,351	16,036	21.6	174,751	127,022	47,729	37.6
Carried interest income from affiliates:

Unrealized (losses) gain(1)	(58,843)	(16,677)	(42,166)	(252.8)	14,404	131,577	(117,173)	(89.1)
Realized gains	112,157	19,159	92,998	485.4	172,685	54,767	117,918	215.3

Total carried interest income from affiliates	53,314	2,482	50,832	NM	187,089	186,344	745	0.4

Total Revenues	165,849	84,776	81,073	95.6	405,665	325,364	80,301	24.7

Expenses:
Compensation and benefits
Equity-based compensation	7,024	4,266	2,758	64.7	13,550	12,394	1,156	9.3
Salary, bonus and benefits	31,968	31,222	746	2.4	66,280	58,847	7,433	12.6
Profit sharing expense	20,763	3,854	16,909	438.7	59,326	47,137	12,189	25.9
Incentive fee compensation	3,015	(27)	3,042	NM	3,015	8	3,007	NM

Total compensation and benefits	62,770	39,315	23,455	59.7	142,171	118,386	23,785	20.1
Other expenses	38,253	39,245	(992)	(2.5)	76,576	65,162	11,414	17.5

Total Expenses	101,023	78,560	22,463	28.6	218,747	183,548	35,199	19.2

Other Income:
Net losses from investment activities	(5,752)	(13,108)	7,356	56.1	(1,722)	(9,690)	7,968	82.2
Income (Loss) from equity method investments	6,358	(766)	7,124	NM	13,290	17,000	(3,710)	(21.8)
Other income (loss), net	4,279	(663)	4,942	NM	8,734	2,282	6,452	282.7

Total Other Income (Loss)	4,885	(14,537)	19,422	NM	20,302	9,592	10,710	111.7
Non-Controlling Interests	(3,254)	(2,438)	(816)	(33.5)	(6,718)	(3,847)	(2,871)	(74.6)

Economic Net Income (Loss)	$66,457	$(10,759)	$77,216	NM	$200,502	$147,561	$52,941	35.9%

(1)	Included in unrealized carried interest income from affiliates for the six months ended June 30, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. Included in unrealized carried interest income from affiliates for the three months ended June 30, 2012 was reversal of $18.3 million of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to SOMA. Included in unrealized carried interest income from affiliates for the six months ended June 30, 2012 was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $0.2 million, with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Reclassified to conform to current presentation. See note 14 in the condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

Revenues

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Advisory and transaction fees from affiliates increased by $14.2 million, or 178.8%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Gross advisory and transaction fees, including directors’ fees, were $26.5 million and $16.5 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $10.0 million, or 60.5%. Net advisory fees earned were $22.1 million and $4.4 million during the three months ended June 30, 2013 and 2012, respectively, which was mainly driven by an increase in monitoring fees based on Athene capital and surplus of $17.6 million. As disclosed previously in note 14, Segment Reporting, monitoring fees based on Athene’s capital and surplus and the change in the market value of the derivative contracts related to Athene’s capital and surplus were reclassified from the private equity segment to the credit segment. Net transaction fees earned were $0.0 million and $3.5 million during the three months ended June 30, 2013 and 2012, respectively. The decrease of $3.5 million in net transaction fees is primarily driven by decreases of $1.8 million and $0.5 million related to portfolio investments of EPF I and EPF II, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets which totaled $4.4 million and $8.6 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of $4.2 million or 49.2%.

Management fees from affiliates increased by $16.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to increases in management fees earned from EPF II, AAM, CLOs, and ACF of $7.1 million, $6.4 million, $3.6 million, and $1.2 million, respectively during the three months ended June 30, 2013 compared to the same period in 2012. The increase in management fees was partially offset by a $2.0 million decrease in fees generated from SVF and a $1.6 million decrease in fees generated from COF II, compared to the same period in 2012. The remaining change was attributable to other credit funds, collectively, which contributed to an increase of $1.3 million in management fees during the three months ended June 30, 2013 compared to the same period in 2012.

Carried interest income from affiliates increased by $50.8 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to increases in net asset values related to SOMA of $24.0 million, COF I of $17.9 million, and income related to certain sub-advisory arrangements of $11.4 million for the three months ended June 30, 2013 compared to the same period in 2012. Included in carried interest income from affiliates was realized carried interest income which increased by $93.0 million, primarily resulting from increased dividends, interest income, and dispositions of portfolio investments held by EPF I of $33.0 million, COF I of $26.6 million, COF II of $8.8 million, and VIF of $7.8 million as compared to the same period in June 30, 2012. The remaining change was attributable to other credit funds, which in aggregate contributed an increase of $16.8 million in realized carried interest income. The increase in realized carried interest income was offset by a $42.2 million increase in net unrealized carried interest loss. This offset primarily resulted from reversals of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by EPF I, CLOs, and COF II.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Advisory and transaction fees from affiliates increased by $31.8 million, or 265.3%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Gross advisory and transaction fees, including directors’ fees, were $52.3 million and $25.6 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $26.7 million, or 104.2%. Net advisory fees earned were $42.9 million and $8.1 million during the six months ended June 30, 2013 and 2012, respectively, which was mainly driven by an increase in monitoring fees based on Athene capital and surplus of $34.4 million. As disclosed previously in note 14, Segment Reporting, monitoring fees based on Athene’s capital and surplus and the change in the market value of the derivative contracts related to Athene’s capital and surplus were reclassified from the private equity segment to the credit segment. Net transaction fees earned were $1.0 million and $3.9 million during the six months ended June 30, 2013 and 2012, respectively. The decrease of $3.0 million in net transaction fees is primarily driven by decreases of $1.8 million and $0.5 million related to portfolio investments of EPF I and EPF II, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets which totaled $8.7 million and $13.6 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of $4.9 million or 36%.

Management fees from affiliates increased by $47.7 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increases in management fees earned from EPF II, AAM, CLOs and ACF of $20.9 million, $17.4 million, $9.9 million, and $5.7 million, respectively, during the six months ended June 30, 2013 compared to the same period in 2012. The increase in management fees was partially offset by a $3.8 million decrease in fees generated from SVF compared to the same period in 2012. In addition, COF II and EPF I experienced decreases in management fees of $2.7 million and $2.5 million for the six months ended June 30, 2013, respectively, compared with the same period in 2012. The remaining change was attributable to other credit funds, which contributed to an increase of $2.8 million in management fees during the six months ended June 30, 2013 compared to the same period in 2012.

Carried interest income from affiliates increased by $0.7 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increases in net asset values related to SOMA of $32.8 million, EPF I of $10.8 million, and income related to certain sub-advisory arrangements of $10.3 million, offset by a decrease in the fair values of underlying portfolio investments held by COF II of $28.9 million and COF I of $23.1 million, for the three months ended June 30, 2013 compared to the same period in 2012. Included in carried interest income from affiliates was realized carried interest income which increased by $117.9 million for the period, primarily resulting from increased dividends, interest income, and dispositions of portfolio investments held by COF I of $57.0 million, EPF I of $33.0 million, VIF of $7.8 million, and CLOs of $7.1 million, offset by a decrease in income related to certain sub-advisory arrangements of $2.2 million. The remaining change was attributable to other credit funds, which in aggregate contributed an increase of $15.2 million in realized carried interest income. The increase in realized carried interest income was offset by a $117.2 million decrease in net unrealized carried interest income. This primarily resulted from reversals of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by COF I, COF II, and EPF I, offset by an increase in unrealized carried interest income from SOMA of $32.4 million.

Expenses

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Compensation and benefits expense increased by $23.5 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The change was primarily due to an increase in profit-sharing expense of $16.9 million during the period, a result of a corresponding increase in realized carried interest income, and an increase in incentive fee expense of $3.0 million, during the three months ended June 30, 2013 as compared to the same period in 2012. Included in the profit sharing expense is the Incentive Pool, with expenses of $10.7 million and $4.0 million for the three months ended June 30, 2013 and 2012, respectively.

Other expenses decreased by $1.0 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The change was driven by a $5.0 million decrease in placement fees, mainly due to a decrease in fees incurred in relation to EPF II of $6.1 million. The change is offset by an increase of $4.6 million in professional fees, attributable to higher external IT, legal, and consulting fees, during the three months ended June 30, 2013 as compared to the same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Compensation and benefits expense increased by $23.8 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The change was primarily due to an increase in profit-sharing expense of $12.2 million during the period, a result of a corresponding increase in realized carried interest income, and an increase in salary, bonus, and benefits expense of $7.4 million during the period, which was mainly driven by an increase in headcount. Included in the profit sharing expense is the Incentive Pool, with expenses of $17.0 million and $14.9 million for the six months ended June 30, 2013 and 2012, respectively.

Other expenses increased by $11.4 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The change was driven by a $5.3 million increase in professional fees, attributable to higher external legal, IT, accounting, and consulting fees, during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Also included in the change was a $3.4 million increase in placement fees primarily due to a $6.7 million increase in relation to AIF offset by a $5.0 million decrease related to EPF II, and an increase of $2.2 million in occupancy expenses due to additional office spaced leased as a result of an increase in our headcount to support the expansion of our investment platform during the period.

Other Income

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net losses from investment activities decreased by $7.4 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was related to an increase in unrealized income resulting from the change in the fair value of the investment in HFA as of June 30, 2013 as compared to the same period in 2012.

Other income increased by $4.9 million during the three months ended June 30, 2013, as compared to June 30, 2012, primarily due to a $1.5 million increase in interest income and $1.2 million increase in foreign exchange adjustments.

Income from equity method investments increased by $7.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was driven by increases in the fair values of investments held by certain of our credit funds, primarily EPF I, COF I, and AIC which resulted in increases in income from equity method investments of $2.9 million, $2.4 million, and $2.0 million, respectively, during the three months ended June 30, 2013 as compared to the same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net losses from investment activities decreased by $8.0 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was related to an increase in unrealized income resulting from the change in the fair value of the investment in HFA as of June 30, 2013 as compared to the same period in 2012.

Other income increased by $6.5 million during the six months ended June 30, 2013, as compared to June 30, 2012, mainly due to a $2.9 million increase in interest income.

Income from equity method investments decreased by $3.7 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I and COF II which resulted in decreases in income from equity method investments of $3.0 million and $2.4 million respectively, and offset by an increase in income from equity method investments in EPF I and AIC of $2.0 million and $1.4 million respectively, during the six months ended June 30, 2013 as compared to the same period in 2012.

Real Estate

The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three and six months ended June 30, 2013 and 2012. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$1,273	$—	$1,273	$592	$—	$592
Management fees from affiliates	13,206	—	13,206	12,888	—	12,888
Carried interest income from affiliates:
Unrealized gains (losses)	—	(6,439)	(6,439)	—	1,647	1,647
Realized gains	—	158	158	—	2,602	2,602

Total Revenues	14,479	(6,281)	8,198	13,480	4,249	17,729

Expenses:
Compensation and Benefits:
Equity-based compensation	2,243	—	2,243	2,442	—	2,442
Salary, bonus and benefits	6,722	—	6,722	5,934	—	5,934
Profit sharing expense	—	(3,880)	(3,880)	—	2,139	2,139

Total compensation and benefits	8,965	(3,880)	5,085	8,376	2,139	10,515
Other expenses	6,030	—	6,030	6,190	—	6,190

Total Expenses	14,995	(3,880)	11,115	14,566	2,139	16,705

Other Income:
Income from equity method investments	—	819	819	—	240	240
Other income (loss), net	255	—	255	(516)		(516)

Total Other Income (Loss)	255	819	1,074	(516)	240	(276)

Economic Net (Loss) Income	$(261)	$(1,582)	$(1,843)	$(1,602)	$2,350	$748

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$2,398	$—	$2,398	$592	$—	$592
Management fees from affiliates	26,797	—	26,797	23,253		23,253
Carried interest income from affiliates:
Unrealized gains (losses)	—	(5,841)	(5,841)		1,647	1,647
Realized gains	—	512	512		4,279	4,279

Total Revenues	29,195	(5,329)	23,866	23,845	5,926	29,771

Expenses:
Compensation and Benefits:
Equity-based compensation	4,700	—	4,700	5,480	—	5,480
Salary, bonus and benefits	13,395	—	13,395	12,587	—	12,587
Profit sharing expense	—	(3,080)	(3,080)	—	3,597	3,597

Total compensation and benefits	18,095	(3,080)	15,015	18,067	3,597	21,664
Other expenses	13,406	—	13,406	12,935	—	12,935

Total Expenses	31,501	(3,080)	28,421	31,002	3,597	34,599

Other Income:
Income from equity method investments	—	695	695	—	419	419
Other income, net	1,393	—	1,393	361	—	361

Total Other Income	1,393	695	2,088	361	419	780

Economic Net (Loss) Income	$(913)	$(1,554)	$(2,467)	$(6,796)	$2,748	$(4,048)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$1,273	$592	$681	115.0%	$2,398	$592	$1,806	305.1%
Management fees from affiliates	13,206	12,888	318	2.5	26,797	23,253	3,544	15.2
Carried interest income from affiliates:
Unrealized (losses) gains	(6,439)	1,647	(8,086)	NM	(5,841)	1,647	(7,488)	NM
Realized gains	158	2,602	(2,444)	(93.9)	512	4,279	(3,767)	(88.0)

Total carried interest income from affiliates	(6,281)	4,249	(10,530)	NM	(5,329)	5,926	(11,255)	NM

Total Revenues	8,198	17,729	(9,531)	(53.8)	23,866	29,771	(5,905)	(19.8)

Expenses:
Compensation and Benefits:
Equity-based compensation	2,243	2,442	(199)	(8.1)	4,700	5,480	(780)	(14.2)
Salary, bonus and benefits	6,722	5,934	788	13.3	13,395	12,587	808	6.4
Profit sharing expense	(3,880)	2,139	(6,019)	NM	(3,080)	3,597	(6,677)	NM

Total compensation and benefits	5,085	10,515	(5,430)	(51.6)	15,015	21,664	(6,649)	(30.7)
Other expenses	6,030	6,190	(160)	(2.6)	13,406	12,935	471	3.6

Total Expenses	11,115	16,705	(5,590)	(33.5)	28,421	34,599	(6,178)	(17.9)

Other Income:
Income from equity method investments	819	240	579	241.3	695	419	276	65.9
Other income (loss), net	255	(516)	771	NM	1,393	361	1,032	NM

Total Other Income (Loss)	1,074	(276)	1,350	NM	2,088	780	1,308	167.7

Economic Net (Loss) Income	$(1,843)	$748	$(2,591)	NM	$(2,467)	$(4,048)	$1,581	39.1%

Revenues

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Advisory and transaction fees from affiliates increased by $0.7 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was attributable to additional capital raised and invested for which transaction fees were earned during the three months ended June 30, 2013.

Management fees increased by $0.3 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was due to an increase of $0.8 million in management fees earned from certain sub-advisory agreements. Also, management fees increased by $0.4 million due to 2012 CMBS I Fund, L.P. and 2012 CMBS II Fund, L.P., which began generating fees in the third quarter of 2012. Additionally, subsequent to June 30, 2012, ARI and AGRE Debt Fund I, L.P. raised additional fee generating capital, which resulted in higher management fees of $1.6 million. The increase in management fees was partially offset by a decrease in management fees earned from the CPI funds of $0.6 million as a result of the realization of underlying investments during the three months ended June 30, 2013. Further offsetting the increase was a decrease of $1.6 million from AGRE U.S. Real Estate Fund, L.P., which generated higher management fees during the second quarter of 2012 due to new commitments to the fund for which the management fees were calculated retrospectively back to the initial close date of the fund.

Carried interest income from affiliates decreased by $10.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was attributable to a decrease of $8.1 million in unrealized carried interest gains (losses) driven by a decrease in the fair values of the underlying portfolio investments held during the three months ended June 30, 2013 as compared to the same period in 2012. Also driving the change in carried interest income from affiliates was a decrease in realized gains of $2.4 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Advisory and transaction fees from affiliates increased by $1.8 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was attributable to additional capital raised and invested for which transaction fees were earned during the six months ended June 30, 2013.

Management fees increased by $3.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was due to an increase of $1.7 million in management fees earned from certain sub-advisory agreements. Also, management fees increased by $0.8 million due to 2012 CMBS I Fund, L.P. and 2012 CMBS II Fund, L.P., which began generating fees in the third quarter of 2012. Additionally, subsequent to June 30, 2012, ARI and AGRE Debt Fund I, L.P. raised additional fee generating capital, which resulted in higher management fees of $3.1 million. The increase in management fees was partially offset by a decrease in management fees earned from the CPI funds of $1.3 million as a result of the realization of underlying investments during the six months ended June 30, 2013. Further offsetting the increase was a decrease of $1.1 million from AGRE U.S. Real Estate Fund, L.P. which generated higher management fees during the second quarter of 2012 due to new commitments to the fund for which the management fees were calculated retrospectively back to the initial close date of the fund.

Carried interest income from affiliates decreased by $11.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was attributable to a $7.5 million decrease in unrealized gains (losses) driven by a decrease in the fair values of the underlying portfolio investments held during the six months ended June 30, 2013 as compared to the same period in 2012. Also driving the change in carried interest income from affiliates was a decrease in realized gains of $3.8 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Expenses

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Compensation and benefits decreased by $5.4 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to a decrease in profit sharing expense of $6.0 million and a decrease in equity-based compensation of $0.2 million driven by the decreased carried interest income earned from our real estate funds and by an increase in forfeitures of equity-based compensation, respectively, during the three months ended June 30, 2013 as compared to the same period in 2012. This decrease was offset by an increase of $0.8 million in salary, bonus and benefits mainly driven by increases in accrued employee bonuses during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Included in profit sharing expense was an increase of $0.6 million related to the Incentive Pool for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other expenses decreased by $0.2 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to a decrease in interest expense of $0.5 million due to a lower margin rate on the AMH Credit Agreement during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was offset by increased professional fees of $0.3 million due to higher audit, legal and consulting fees incurred during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Compensation and benefits decreased by $6.6 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to a decrease in profit sharing expense of $6.7 million and a decrease in equity-based compensation of $0.8 million driven by the decreased carried interest income earned from our real estate funds and by an increase in forfeitures of equity-based compensation, respectively, during the six months ended June 30, 2013 as compared to the same period in 2012. This decrease was offset by an increase of $0.8 million in salary, bonus and benefits mainly driven by increases in accrued employee bonuses during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Included in profit sharing expense was an increase of $0.2 million related to the Incentive Pool for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other expenses increased by $0.5 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to increased general and administrative expenses of $1.7 million, driven by higher organizational expenses incurred during the six months ended June 30, 2013 as compared to the same period in 2012. This increase was partially offset by a decrease in interest expense of $1.3 million due to a lower margin rate on the AMH Credit Agreement during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other Income

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Income from equity method investments increased by $0.6 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was driven by an increase of $0.8 million in income from equity method investments in AGRE U.S. Real Estate Fund, L.P. and other of real estate funds offset by decreased income from equity method investments of $0.2 million from Apollo’s ownership interest in ARI.

Other income, net increased by $0.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and other miscellaneous income during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Income from equity method investments increased by $0.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was driven by an increase of $0.5 million in income from equity method investments in AGRE U.S. Real Estate Fund, L.P. and other real estate funds offset by decreased income from equity method investments of $0.2 million from Apollo’s ownership interest in ARI.

Other income, net increased by $1.0 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This change was primarily attributable to gains resulting from the settlement of the CPI contingent consideration during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Summary Combined Segment Results for Management Business and Incentive Business

The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three and six months ended June 30, 2013 and 2012, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$65,084	$70,026	$112,503	$97,262
Management fees from affiliates	169,277	156,397	333,504	286,430
Carried interest income from affiliates	10,029	9,200	19,080	18,800

Total Revenues	244,390	235,623	465,087	402,492

Expenses:
Equity-based compensation	16,752	14,113	34,108	33,046
Salary, bonus and benefits	69,282	74,948	142,678	140,019
Interest expense	7,594	10,173	15,112	21,553
Professional fees(1)	21,486	16,535	36,953	27,841
General, administrative and other(2)	25,815	23,135	48,459	41,837
Placement fees	3,120	8,131	12,478	9,052
Occupancy	10,149	8,962	19,954	17,688
Depreciation and amortization	2,892	2,375	5,766	4,793

Total Expenses	157,090	158,372	315,508	295,829

Other Income:
Interest income	2,703	1,849	5,357	3,113
Other income (loss), net	2,496	(6,230)	7,067	(401)

Total Other Income (Loss)	5,199	(4,381)	12,424	2,712
Non-Controlling Interests	(3,254)	(2,438)	(6,718)	(3,847)

Economic Net Income	$89,245	$70,432	$155,285	$105,528

(1)	Excludes professional fees related to the consolidated funds.
(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Incentive Business
Revenues:
Carried interest income from affiliates:
Unrealized (losses) gains(1)	$(574,949)	$(52,723)	$196,510	$421,503
Realized gains	840,543	55,939	1,185,753	205,694

Total Revenues	265,594	3,216	1,382,263	627,197

Expenses:
Compensation and benefits:
Profit sharing expense:
Unrealized profit sharing expense	(219,569)	(10,823)	53,206	167,553
Realized profit sharing expense	343,798	30,674	494,643	101,322

Total Profit Sharing Expense	124,229	19,851	547,849	268,875
Incentive fee compensation	3,015	(27)	3,015	8

Total Compensation and Benefits	127,244	19,824	550,864	268,883

Other Income:
Other income, net	284	—	284	—
Net losses from investment activities(2)	(5,752)	(13,108)	(1,722)	(9,690)
Income from equity method investments	19,270	1,319	48,629	49,870

Total Other Income (Loss)	13,802	(11,789)	47,191	40,180

Economic Net Income (Loss)	$152,152	$(28,397)	$878,590	$398,494

(1)	Included in unrealized carried interest income from affiliates for the six months ended June 30, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. Included in unrealized carried interest income (loss) from affiliates was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $102.6 million and $18.3 million with respect to Fund VI and SOMA for the three months ended June 30, 2012 and $68.5 million and $0.2 million with respect to Fund VI and SOMA for the six months ended June 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds’ net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.
(2)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

Summary

Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of ENI to Net Income Attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$509,984	$238,839	$1,847,350	$1,029,689
Expenses	284,334	178,196	866,372	564,712
Other income	19,001	(16,170)	59,615	42,892
Non-Controlling Interests	(3,254)	(2,438)	(6,718)	(3,847)

Economic Net Income	241,397	42,035	1,033,875	504,022
Non-cash charges related to equity-based compensation	(26,736)	(128,002)	(54,666)	(257,935)
Income tax provision	(18,139)	(10,650)	(36,718)	(25,210)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(126,483)	64,837	(611,729)	(148,559)
Amortization of intangible assets	(11,302)	(9,606)	(23,047)	(15,661)

Net Income Attributable to Apollo Global Management, LLC	$58,737	$(41,386)	$307,715	$56,657

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	June 30, 2013		December 31, 2012
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	4.02%	$728,273	4.95	% (1)
CIT secured loan agreements	—	—	9,545	3.47%

Total Debt	$728,273	4.02%	$737,818	4.93%

(1)	Includes the effect of interest rate swaps.

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

Cash Flows

Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are summarized and discussed within the table and corresponding commentary below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating Activities	$1,816,332	$(59,476)
Investing Activities	40,456	(158,008)
Financing Activities	(1,600,739)	97,048

Net Decrease in Cash and Cash Equivalents	$256,049	$(120,436)

Operating Activities

Net cash provided by operating activities was $1,816.3 million during the six months ended June 30, 2013. During this period, there was $948.2 million in net income. Additional adjustments to reconcile cash provided by operating activities during the six months ended June 30, 2013 included $4,967.4 million in proceeds from sales of investments primarily held by the consolidated VIEs, $254.6 million change in other liabilities and a $40.6 million increase in profit sharing payable. These favorable cash adjustments were offset by $4,512.4 million of net purchases of investments held by consolidated VIEs and a $136.5 million increase in carried interest receivable. The increase in our carried interest receivable balance during the six months ended June 30, 2013 was driven primarily by a $1,369.0 million increase of carried interest income from the change in fair value of funds for which we act as general partner, offset by fund cash distributions of $1,232.5 million.

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

Investing Activities

Net cash provided by investing activities was $40.5 million for the six months ended June 30, 2013, which was primarily comprised of $1.4 million proceeds from disposal of fixed assets and $95.8 million of cash distributions received from equity method investments primarily offset by $52.0 million of cash contributions to equity method investments. Additional adjustments to reconcile cash provided by investing activities were $4.7 million of purchases of fixed assets. Cash contributions to equity method investments were primarily related to ACSP, AESI, Apollo SPN Investments I, L.P., EPF I, EPF II, Franklin Fund, Fund VII and AGRE U.S. Real Estate Fund, L.P. Cash distributions from equity method investments were primarily related to AESI, COF I, COF II, EPF I, EPF II, Vantium C, Fund VI and Fund VII.

Net cash used in investing activities was $158.0 million for the six months ended June 30, 2012, which was primarily comprised of $99.2 million relating to the acquisition of Stone Tower, $50.8 million of cash distributions received from equity method investments primarily offset by $103.4 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, AINV and EPF II. Cash distributions from equity method investments were primarily related to Fund VII, COF I, COF II, EPF I and ACLF.

Financing Activities

Net cash used in financing activities was $1,600.7 million for the six months ended June 30, 2013, which was primarily comprised of $332.3 million issuance of debt and $444.4 million of contributions from Non-Controlling Interests in consolidated VIEs offset by $1,420.2 million in repayment of debt held by consolidated VIEs, $439.0 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $72.5 million of distributions paid to Non-Controlling Interests in consolidated VIEs, $325.9 million in distributions, $62.3 million related to the purchase of AAA units, $6.4 million of distributions to Non-Controlling Interests in consolidated entities, $9.5 principal repayments and repurchases of debt and $41.8 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs.

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

Distributions

The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 10, 2012	$0.46	February 29, 2012	$58.1	$110.4	$168.5	$10.3
May 8, 2012	$0.25	May 30, 2012	$31.6	$60.0	$91.6	$6.2
August 2, 2012	$0.24	August 31, 2012	$31.2	$57.6	$88.8	$5.3
November 9, 2012	$0.40	November 30, 2012	$52.0	$96.0	$148.0	$9.4
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0	$390.7	$25.0
May 6, 2013	$0.57	May 30, 2013	$80.8	$131.8	$212.6	$14.3

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

For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. AIE I management fees were terminated on August 23, 2012 as the fund received a majority vote from shareholders to approve the wind down resolution to terminate the management agreement. Management elected not to seek shareholder approval for a one-year extension and currently aims to wind up the company in a quick and cost efficient manner. Management anticipates that all related corporate entities will be dissolved by the end of 2013 and a final distribution will be made to shareholders of remaining cash, if any, in the second quarter of 2013. However, there can be no assurances that this time frame will be met.

On October 31, 2012, AAA and Apollo Alternative Assets, L.P. (“Apollo Alternative Assets”) entered into an amendment to the services agreement pursuant to which Apollo Alternative Assets manages AAA’s assets in exchange for a quarterly management fee. Pursuant to the amendment, the parties agreed that there will be no management fees payable by AAA with respect to the Excluded Athene Shares. Likewise, affiliates of Apollo Alternative Assets will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. AAA will continue to pay Apollo Alternative Assets the same management fee on AAA’s investment in Athene (other than the Excluded Athene Shares), except that Apollo Alternative Assets agreed that AAA’s obligation to pay the existing management fee shall terminate on December 31, 2014. The amendment provides for Apollo Alternative Assets to receive a formulaic unwind of its management fee in the event that AAA makes a tender offer for all or substantially all of its outstanding units where the consideration is to be paid in shares of Athene Holding Ltd (or if AAA accomplishes a similar transaction using an alternative structure): up to a cap of $30.0 million if the realization event commences in 2013, $25.0 million if the realization event commences in 2014, $20.0 million if the realization event commences in 2015 and zero if the realization event commences in 2016 or thereafter. Apollo Alternative Assets has further agreed that AAA has the option to settle all such management fees payable either in cash or shares of Athene Holding Ltd. valued at the then fair market value (or an equivalent derivative). Carried interest payable to an affiliate of Apollo Alternative Assets will be paid in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind or paid in cash if AAA sells the shares of Athene Holding Ltd.

Athene

Under an amended services contract with Athene and Athene Life Re Ltd., effective February 6, 2013, the Company earns a quarterly monitoring fee based on Athene’s capital and surplus, excluding the Excluded Athene Shares, at the end of each quarter through December 31, 2014, the termination date. As a result of the amendment, the total monitoring fee receivable is based on the value of Athene share equivalents determined at each reporting period. At Athene’s option, the monitoring fee can be settled in either cash or, under certain circumstances, Athene shares. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. For the three and six months ended June 30, 2013 , the Company earned $21.2 million and $40.7 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. For the three and six months ended June 30, 2012 , the Company earned $3.6 million and $6.3 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. As of June 30, 2013 the Company had a $40.9 million receivable, which is accounted for as a derivative (as described below), recorded in due from affiliates on the condensed consolidated statements of financial condition.

Under an amended services contract with AAA and other AAA affiliated service recipients including AAA Guarantor-Athene L.P. and AAA Investments, effective October 31, 2012, the Company earns a quarterly management fee based on AAA Investments’ adjusted assets through December 31, 2020, the termination date. As a result of the amendment, the total fee receivable is based on the value of Athene share equivalents determined at each reporting period. At the option of AAA Guarantor – Athene L.P. and AAA Investments, L.P, the management fee can be settled in either cash or, under certain circumstances, Athene shares. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. Related to this amended service contract, as of June 30, 2013 and December 31, 2012, the Company had a receivable of $7.1 million and $2.1 million, respectively, which is recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fee earned by the Company for the three and six months ended June 30, 2013, was $2.5 million (of which $0.6 million related to the derivative component, as described below) and $5.6 million (of which $1.2 million related to the derivative component, as described below), respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations. The total management fee earned by the Company for the three and six months ended June 30, 2012, was $4.4 million and $8.9 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.

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

The change in market value of these derivatives is reflected in other income, net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2013, there was $0.3 million of changes in market value recognized related to these derivatives.

On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. In March 2012, the Company received a notice of withdrawal from CalPERS, to withdraw a total of $400 million from SOMA. Through June 30, 2013, the Company has reduced fees charged to CalPERS on the funds it manages by approximately $75.2 million.

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

The Company granted approximately 0.4 million RSUs during the six months ended June 30, 2013. The average estimated fair value per share on the grant date was $20.35 per RSU with a total fair value of the grants of $9.0 million at June 30, 2013. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $31.8 million, $38.9 million, $23.7 million, $10.5 million, $4.6 million and $2.7 million during the years ended December 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively.

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

Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partner of such funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, to the extent of their ownership interest, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the shareholders agreement dated July 13, 2007 (the “Shareholders Agreement”), we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.

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

On April 9, 2013 the Company issued 150,000 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On May 9, 2013, the Company issued 626,901 Class A shares in settlement of vested RSUs and share options. The issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 35.5% to 35.6%.

On May 14, 2013, the Company issued 30,874 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On August 8, 2013, the Company declared a cash distribution of $1.32 per Class A share, which will be paid on August 30, 2013 to holders of record on August 26, 2013.

On July 9, 2013, the Company issued 89,328 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

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

Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of June 30, 2013 and December 31, 2012.

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

Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8 to the condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8 to the condensed consolidated financial statements, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $770.4 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of June 30, 2013. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.

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

Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2013, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets at such time.

Compensation and Benefits

Compensation and benefits include salaries, bonuses and benefits, profit sharing expense, incentive fee compensation, and equity-based compensation.

Salaries, Bonus and Benefits. Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are accrued over the related service period.

The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the six months ended June 30, 2013 and for the years ended December 31, 2012, 2011 and 2010.

Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. As of June 30, 2013, our total private equity investments were approximately $24.0 billion. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified.

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

Another significant part of our compensation expense is derived from amortization of the AOG Units subject to forfeiture by our Managing Partners and Contributing Partners. The estimated fair value was determined and recognized over the forfeiture period on a straight-line basis. As of June 30, 2013, there was no recognized compensation cost related to unvested AOG units.

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

Contractual Obligations, Commitments and Contingencies

As of June 30, 2013, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$18,359	$37,226	$36,388	$35,349	$32,812	$74,388	$234,522
Other long-term obligations(2)	5,405	3,768	1,826	1,276	1,080	—	13,355
AMH Credit Agreement(3)	14,461	83,878	76,864	24,869	623,474	—	823,546

Obligations as of June 30, 2013	$38,225	$124,872	$115,078	$61,494	$657,366	$74,388	$1,071,423

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $13.1
(2)	million over the remaining periods of 2013 and thereafter.
(3)	Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(4)	$723.3 million ($995.0 million portion less amount repurchased) of the outstanding AMH loan matures in January 2017 and the remaining $5.0 million portion of the loan matures in April 2014. Amounts represent estimated interest payments until the loan matures using an estimated weighted average annual interest rate of 4.02%.

Note:	Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.

(i)	As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by APO Corp. from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(ii)	Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.

Commitments

Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, each credit fund and each real estate fund as of June 30, 2013 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments	% of Total Fund Commitments		Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments		Apollo and Affiliates Remaining Commitments	Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,073.1	NM	(11)	$223.1	NM	(11)	$1,073.1	$223.1
Fund VII	467.2	3.18		177.8	1.21		120.3	44.2
Fund VI	246.2	2.43		6.1	0.06		24.3	0.6
Fund V	100.0	2.67		0.5	0.01		6.3	—
Fund IV	100.0	2.78		0.2	0.01		0.5	—
Fund III	100.6	6.71		—	—		15.5	—
ANRP	426.1	32.21		10.1	0.76		306.4	7.4
AION	127.7	46.09		27.7	10.00		127.7	27.7
APC	157.4	77.77		0.1	0.05		128.8	0.1
Credit:
EPF I(3)	349.5	20.74		23.0	1.37		52.1	4.9
EPF II(3)	340.0	9.45		75.0	2.10		283.9	62.6
SOMA(6)	—	—		—	—		—	—
COF I	451.1	30.38		29.7	2.00		237.4	4.2
COF II	30.5	1.93		23.4	1.48		0.8	0.6
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	281.9	100.00		6.9	2.44		259.9	6.3
ACLF(8)	23.9	2.43		23.9	2.43		17.3	17.3
Palmetto(9)	18.0	1.19		18.0	1.19		7.6	7.6
AIE II(3)	8.5	3.15		5.2	1.94		0.8	0.5
A-A European Senior Debt Fund, L.P.	50.0	100.00		—	—		—	—
FCI	150.7	26.96		—	—		31.2	—
FCI II	145.2	100.00		—	—		145.2	—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	100.00		—	—		85.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	100.00		—	—		—	—
AESI(3)	4.6	0.99		4.6	0.99		2.0	2.0
AEC	7.3	2.50		3.2	1.08		3.1	1.3
ACSP	15.0	2.44		15.0	2.44		8.2	8.2
Stone Tower Structured Credit Recover Master Fund I, Ltd.	0.9	0.66		—	—		—	—
Apollo SK Strategic Investments, L.P.	2.0	0.99		2.0	0.99		0.6	0.6
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	8.1	7.75		—	—		—	—
Stone Tower Credit Solutions Master Fund, Ltd.	0.9	0.83		—	—		0.6	—
Stone Tower Credit Strategies Master Fund, Ltd.	7.6	16.48		—	—		—	—
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	621.4	78.32		13.2	1.66		317.9	2.3
AGRE Asia Pacific Fund I - BEA China Fund	0.5	1.03		0.5	1.03		0.4	0.4
AGRE Asia Pacific Fund I - SPN (TTRS) Co-Invest I	50.0	100.00		—	—		35.9	—
CAI Strategic European Real Estate Ltd.	18.8	92.13		—	—		3.6	—
CPI Capital Partners North America	7.6	1.27		2.1	0.35		0.6	0.2
CPI Capital Partners Europe(3)	7.1	0.47		—	—		0.5	—
CPI Capital Partners Asia Pacific	6.9	0.53		0.5	0.04		0.7	—

London Prime Apartments Guernsey Holdings Limited (Guernsey)(10)	17.2	7.80		0.5	0.23		9.3	0.3
Apollo GSS Holding (Cayman), L.P.(10)	9.9	14.71		3.0	4.52		0.6	0.1
2012 CMBS I Fund, L.P.	88.2	100.00		—	—		—	—
2012 CMBS II Fund, L.P.	93.5	100.00		—	—		—	—
2011 A4 Fund, L.P.	234.7	100.00		—	—		—	—
AGRE CMBS Fund, L.P.	418.8	100.00		—	—		—	—
Other:
Apollo SPN Investments I, L.P.	26.3	0.87		26.3	0.87		23.8	23.8

Total	$6,794.9			$721.6			$3,331.9	$446.3

(1)	As of June 30, 2013, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $27.4 million, respectively, ANRP of $150.0 million and $107.8 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $85.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, AGRE U.S. Real Estate Fund, L.P. of $300 million and $196.3 million, respectively, EPF I of $137.9 million and $19.3 million, respectively, and EPF II of $75.0 million and $62.6 million, respectively.
(2)	As of June 30, 2013, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.
(3)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.30 as of June 30, 2013
(4)	Of the total commitment amount in EPF I, AAA Investments (Other), L.P., SOMA and Palmetto have approximately €54.5 million, €75.0 million and €106.0 million, respectively.
(5)	Of the total remaining commitment amount in EPF I, AAA Investments (Other), L.P., SOMA and Palmetto have approximately €7.6 million, €10.5 million and €14.9 million, respectively.
(6)	Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of June 30, 2013, Apollo and affiliated investors’ capital balances exceeded the 1% requirement and therefore they are not required to fund a capital commitment.
(7)	As of June 30, 2013, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.
(8)	As of June 30, 2013, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.
(9)	As of June 30, 2013, commitments in Palmetto also included commitments related to Apollo Palmetto Athene Partnership, L.P.
(10)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.52 as of June 30, 2013.
(11)	The final commitment amount has not been determined therefore the % of total fund commitments is not meaningful.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at June 30, 2013 and December 31, 2012 of $446.3 million and $258.3 million, respectively.

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

On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States. As of June 30, 2013, no capital support had been provided by the Company to Athene in connection with this commitment.

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

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at June 30, 2013 was 3.99% and the interest rate on the remaining $5.0 million portion of the loan at June 30, 2013 was 1.24%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $770.4 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2013 is the amount for which the Company expects to settle the AMH Credit Agreement.

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. During the three and six months ended June 30, 2013, there was no interest paid and $0.1 million accrued interest on the outstanding loan obligation. As of June 30, 2013, the total outstanding loan aggregated $9.4 million, including accrued interest of $1.4 million which approximated fair value, of which approximately $6.8 million was not subject to the indemnity discussed above and is a receivable from the Contributing Partners and certain employees.

In accordance with the Shareholders Agreement and the above credit agreement with Fund VI, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of the three months ended June 30, 2013 and the year ended December 31, 2012, the Company had not recorded an obligation for any previously made distributions.

Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through June 30, 2013 and that would be reversed approximates $4.0 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

June 30, 2013
Private Equity Funds:
Fund VII	$1,792,954
Fund VI	1,107,522
Fund V	114,215
Fund IV	11,547
AAA/Other	108,162

Total Private Equity Funds	3,134,400

Credit Funds:
U.S. Performing Credit	659,604
Structured Credit	36,382
European Credit Funds	52,393
Non-Performing Loans	94,276
Opportunistic Credit	57,169

Total Credit Funds	899,824

Real Estate Funds:
CPI Funds	4,563

Total Real Estate Funds	4,563

Total	$4,038,787

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 12 to our condensed consolidated financial statements.

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

AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of June 30, 2013, there were no underwriting commitments outstanding related to such offerings.

Contingent Consideration

In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $94.2 million and $126.9 million as of June 30, 2013 and December 31, 2012, respectively.

In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $13.1 million and $14.1 million as of June 30, 2013 and December 31, 2012, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.

In connection with the acquisition of CPI on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings from the CPI business. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled 25% of the net realized after tax profit from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations, for the six months ended June 30, 2013. No remaining contingency exists at June 30, 2013.

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

On July 16, 2008, Apollo was joined as a defendant in a pre-existing purported class action pending in Massachusetts federal court against, among other defendants, numerous private equity firms. The suit alleges that beginning in mid-2003, Apollo and the other private equity firm defendants violated the U.S. antitrust laws by forming “bidding clubs” or “consortia” that, among other things, rigged the bidding for control of various public corporations, restricted the supply of private equity financing, fixed the prices for target companies at artificially low levels, and allocated amongst themselves an alleged market for private equity services in leveraged buyouts. The suit seeks class action certification, declaratory and injunctive relief, unspecified damages, and attorneys’ fees. On August 27, 2008, Apollo and its co-defendants moved to dismiss plaintiffs’ complaint and on November 20, 2008, the Court granted the company’s motion. The Court also dismissed two other defendants, Permira and Merrill Lynch. On September 17, 2010, the plaintiffs filed a motion to amend the complaint by adding an additional eight transactions and adding Apollo as a defendant. On October 6, 2010, the Court granted plaintiffs’ motion to file that amended complaint. Plaintiffs’ fourth amended complaint, filed on October 7, 2010, adds Apollo as a defendant. Apollo joined in the other defendants’ October 21, 2010 motion to dismiss the third claim for relief and all claims by the PanAmSat Damages Sub-class in the Fourth Amended Complaint, which motion was granted on January 13, 2011. On November 4, 2010, Apollo moved to dismiss, arguing that the claims against Apollo are time-barred and that the allegations against Apollo are insufficient to state an antitrust conspiracy claim. On February 17, 2011, the Court denied Apollo’s motion to dismiss, ruling that Apollo should raise the statute of limitations issues on summary judgment after discovery is completed. Apollo filed its answer to the Fourth Amended Complaint on March 21, 2011. On July 11, 2011, the plaintiffs filed a motion for leave to file a Fifth Amended Complaint, adding ten additional transactions and expanding the scope of the class seeking relief. On September 7, 2011, the Court gave the plaintiffs permission to take limited discovery on the ten additional transactions. By Court order, the parties concluded discovery on May 21, 2012. The plaintiffs then filed a Fifth Amended Complaint under seal on June 14, 2012. One week later, the defendants moved to dismiss portions of the Fifth Amended

Complaint. On July 18, 2012, the Court granted the defendants’ motion in part and denied it in part. On July 21, 2012, all defendants filed motions for summary judgment. While those motions were pending, the New York Times moved to intervene and unseal the Fifth Amended Complaint. Following briefing on the motion to intervene, the Court publicly filed a version of the Fifth Amended Complaint containing four redactions. The Court heard oral argument on the defendants’ motions for summary judgment in December 2012 and issued a ruling on March 13, 2013. In its ruling, the Court found that the plaintiffs failed to raise a genuine dispute regarding the overarching conspiracy as defined in the Fifth Amended Complaint. The Court did determine, however, that the record contained some evidence from which a narrower conspiracy could be inferred. The Court therefore denied the defendants’ motions for summary judgment without prejudice, granting them permission to file renewed motions for summary judgment on the narrower, Court-defined conspiracy. Apollo filed its renewed summary judgment motion on April 16, 2013, arguing that there is no evidence that Apollo agreed to or participated in the narrower, Court-defined conspiracy. The plaintiffs filed their opposition on May 16, 2013, and Apollo filed its reply on June 5, 2013, arguing that the plaintiffs failed to identify any evidence supporting their claim against Apollo in their opposition to Apollo’s renewed motion. On July 18, 2013, the Court granted Apollo’s renewed motion for summary judgment, dismissing Apollo from the action. The Court found evidence supporting an inference of conspiracy as to eight of the ten defendants, but ruled that the evidence did not support an inference that Apollo participated in any conspiracy.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and AGM, which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The Court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the Court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. AGM believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against AGM are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

On May 19, 2013, Apollo was served with a subpoena by the New York State Department of Financial Services (the “DFS”) regarding its investments in any annuity or life businesses, or annuity contracts or life policies. The subpoena is part of what we understand to be an industry-wide investigation by the DFS into investments by financial institutions in annuity and life insurance companies. Apollo is cooperating with the investigation.

Although the ultimate outcome of these matters cannot be ascertained at this time, we are of the opinion, after consultation with counsel, that the resolution of any such matters to which we are a party at this time will not have a material effect on our financial statements. Legal actions material to us could, however, arise in the future.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors for the six months ended June 30, 2013.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On April 9, 2013, May 9, 2013 and May 14, 2013, we issued 150,000, 626,901 and 30,874 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $3,909,000, $16,261,812 and $778,025, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2	Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.1	Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.5	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.6	Registration Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, Goldman Sachs & Co., J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7	Investor Rights Agreement, dated as of August 8, 2007, by and among Apollo Global Management, LLC, AGM Management, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8	Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9	Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.10	Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.11	Amended and Restated Exchange Agreement, dated as of May 6, 2013, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 7, 2013 (File No. 001-35107)).

10.12	Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K dated May 7, 2013 (File No. 001-35107)).

10.13	Credit Agreement dated as of April 20, 2007 among Apollo Management Holdings, L.P., as borrower, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P. and AAA Holdings, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.14	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.15	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.16	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18	Amended and Restated Employment Agreement with Joseph F. Azrack (incorporated by reference to Exhibit 10.40 to the Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.19	Employment Agreement with Henry Silverman (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.21	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.22	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23	Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.25	Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2013 (File No. 001-35107)).

10.26	Settlement Agreement, dated December 14, 2008, by and among Huntsman Corporation, Jon M. Huntsman, Peter R. Huntsman, Hexion Specialty Chemicals, Inc., Hexion LLC, Nimbus Merger Sub, Inc., Craig O. Morrison, Leon Black, Joshua J. Harris and Apollo Global Management, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.27	First Amendment and Joinder, dated as of August 18, 2009, to the Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.29	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.3	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Employment Agreement with Gene Donnelly (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	First Amendment, dated as of May 16, 2007, to the Credit Agreement, dated as of April 20, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.39	Second Amendment, dated as of December 20, 2010, to the Credit Agreement, dated as of April 20, 2007, as amended by the First Amendment thereto dated as of May 16, 2007, among Apollo Management Holdings, L.P., as borrower, the lenders party thereto from time to time JPMorgan Chase Bank as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.4	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.41	Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Henry Silverman dated January 21, 2011 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.42	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended March 31, 2011 (File No. 001-35107)).

10.43	Separation Agreement with Henry Silverman (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2011 (File No. 001-35107)).

10.44	Separation Agreement with Eugene Donnelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.45	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.46	Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012. (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

10.47	Underwriting Agreement, dated as of May 9, 2013, by and among Apollo Global Management, LLC, AGM Management, LLC, the selling shareholders signatory thereto and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K dated May 14, 2013 (File No. 001-35107)).

10.48	Amendment to the Underwriting Agreement, dated as of May 10, 2013, by and among Apollo Global Management, LLC, AGM Management, LLC, the selling shareholders signatory thereto and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named in Schedule I to the Underwriting Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K dated May 14, 2013 (File No. 001-35107)).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†*101.INS	XBRL Instance Document

†*101.SCH	XBRL Taxonomy Extension Scheme Document

†*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Apollo Global Management, LLC
(Registrant)

Date: August 9, 2013	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)