Form 10-Q
period 2013-09-30
Apollo Global Management LLC
filed 2013-11-12
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2013 there were 143,707,112 Class A shares and 1 Class B share outstanding.

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
“gross IRR” of a fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2013 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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
“net IRR” of a private equity fund means the gross IRR applicable to all investors, including related parties which may not pay fees, net of management fees, organizational expenses, transaction costs, and certain other fund expenses (including interest incurred by the fund itself). The realized and the estimated unrealized value is adjusted such that up to 20.0% of the unrealized gain is allocated to the general partner, thereby reducing the balance attributable to fund investors’ carried interest all offset to the extent of interest income, and measures returns based on amounts that, if distributed, would be paid to investors of the fund, to the extent that a fund exceeds all requirements detailed within the applicable fund agreement;
“net return” represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable;
“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;
“permanent capital” means capital of publicly traded vehicles that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, such as AP Alternative Assets, L.P. ("AAA"), Apollo Investment Corporation, Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc., Apollo Tactical Income Fund Inc., and Apollo Senior Floating Rate Fund Inc.; such publicly traded vehicles may be required, or elect, to return all or a portion of capital gains and investment income;
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

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS
OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,136,913	$946,225
Cash and cash equivalents held at consolidated funds	1,909	1,226
Restricted cash	9,093	8,359
Investments	2,190,241	2,138,096
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,023,520	1,682,696
Investments, at fair value	13,751,844	12,689,535
Other assets	596,995	299,978
Carried interest receivable	2,332,061	1,878,256
Due from affiliates	238,521	173,312
Fixed assets, net	49,510	53,452
Deferred tax assets	615,440	542,208
Other assets	48,771	36,765
Goodwill	48,894	48,894
Intangible assets, net	104,662	137,856
Total Assets	$22,148,374	$20,636,858
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$49,799	$38,337
Accrued compensation and benefits	119,990	56,125
Deferred revenue	267,078	252,157
Due to affiliates	528,401	477,451
Profit sharing payable	1,078,000	857,724
Debt	728,273	737,818
Liabilities of consolidated variable interest entities:
Debt, at fair value	12,114,495	11,834,955
Other liabilities	802,109	634,053
Other liabilities	74,727	44,855
Total Liabilities	15,762,872	14,933,475
Commitments and Contingencies (see note 12)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 143,700,234 shares and 130,053,993 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid in capital	2,741,531	3,043,334
Accumulated deficit	(1,722,459)	(2,142,020)
Appropriated partners’ capital	1,693,116	1,765,360
Accumulated other comprehensive income	94	144
Total Apollo Global Management, LLC shareholders’ equity	2,712,282	2,666,818
Non-Controlling Interests in consolidated entities	2,333,213	1,893,212
Non-Controlling Interests in Apollo Operating Group	1,340,007	1,143,353
Total Shareholders’ Equity	6,385,502	5,703,383
Total Liabilities and Shareholders’ Equity	$22,148,374	$20,636,858
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Advisory and transaction fees from affiliates	$28,961	$15,149	$141,465	$112,162
Management fees from affiliates	151,127	147,611	456,644	418,115
Carried interest income from affiliates	952,001	549,613	2,340,314	1,170,467
Total Revenues	1,132,089	712,373	2,938,423	1,700,744
Expenses:
Compensation and benefits:
Equity-based compensation	20,832	144,407	109,619	435,387
Salary, bonus and benefits	81,266	64,647	223,944	204,666
Profit sharing expense	424,542	237,797	975,406	506,680
Total Compensation and Benefits	526,640	446,851	1,308,969	1,146,733
Interest expense	7,179	7,136	22,291	29,083
Professional fees	18,752	11,490	56,477	39,849
General, administrative and other	21,720	24,028	70,698	66,810
Placement fees	3,185	4,292	15,663	13,344
Occupancy	9,849	9,644	29,803	27,360
Depreciation and amortization	12,790	16,567	41,603	37,021
Total Expenses	600,115	520,008	1,545,504	1,360,200
Other Income:
Net gains from investment activities	74,045	20,463	127,294	149,957
Net gains (losses) from investment activities of consolidated variable interest entities	78,601	(45,475)	91,264	(29,913)
Income from equity method investments	32,236	40,779	80,116	83,191
Interest income	3,304	3,277	9,444	7,093
Other income, net	22,634	8,304	26,710	1,959,669
Total Other Income	210,820	27,348	334,828	2,169,997
Income before income tax provision	742,794	219,713	1,727,747	2,510,541
Income tax provision	(47,204)	(21,917)	(83,922)	(47,127)
Net Income	695,590	197,796	1,643,825	2,463,414
Net income attributable to Non-controlling Interests	(503,074)	(115,005)	(1,143,594)	(2,323,966)
Net Income Attributable to Apollo Global Management, LLC	$192,516	$82,791	$500,231	$139,448
Distributions Declared per Class A Share	$1.32	$0.24	$2.94	$0.95
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$1.13	$0.55	$3.11	$0.93
Net Income Available to Class A Share –Diluted	$1.13	$0.55	$3.08	$0.93
Weighted Average Number of Class A Shares – Basic	142,829,913	128,980,438	137,165,119	126,909,962
Weighted Average Number of Class A Shares – Diluted	146,212,984	131,635,202	140,423,929	129,309,716
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$695,590	$197,796	$1,643,825	$2,463,414
Other Comprehensive Income, net of tax:
Net unrealized (loss) gain on interest rate swaps (net of taxes of $0 and $172 for Apollo Global Management, LLC for the three months ended September 30, 2013 and 2012, respectively, and $0 and $410 for Apollo Global Management, LLC for the nine months ended September 30, 2013 and 2012, respectively, and $0 for Non-Controlling Interests in Apollo Operating Group for both the three and nine months ended September 30, 2013 and 2012)	—	(172)	—	2,653
Net (loss) income on available-for-sale securities (from equity method investment)	(4)	16	(9)	13
Total Other Comprehensive (Loss) Income, net of tax	(4)	(156)	(9)	2,666
Comprehensive Income	695,586	197,640	1,643,816	2,466,080
Comprehensive Income attributable to Non-Controlling Interests	(434,303)	(174,245)	(1,076,823)	(452,563)
Comprehensive Income Attributable to Apollo Global Management, LLC	$261,283	$23,395	$566,993	$2,013,517
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2012	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Capital increase related to equity-based compensation	—	—	205,370	—	—	—	205,370		227,973	433,343
Capital contributions	—	—	—	—	—	—	—	267,642	—	267,642
Cash distributions	—	—	—	—	—	—	—	(394,954)	—	(394,954)
Distributions	—	—	(142,616)	—	(192,561)	—	(335,177)	—	(239,022)	(574,199)
Distributions related to deliveries of Class A shares for RSUs	5,951,244	—	(83)	(25,852)	—	—	(25,935)	—	—	(25,935)
Purchase of AAA shares	—	—	—	—	—	—	—	(100,046)	—	(100,046)
Non-cash distributions	—	—	—	(780)	—	—	(780)	(2,728)	—	(3,508)
Non-cash contribution to Non-Controlling Interests	—	—	—	—	—	—	—	1,247	—	1,247
Capital increase related to business acquisition	—	—	14,001	—	—	—	14,001	—	—	14,001
Non-Controlling Interests in consolidated entities at acquisition date	—	—	—	—	—	—	—	306,351	—	306,351
Deconsolidation	—	—	—	—	—	—	—	(46,148)	—	(46,148)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(1,098)	—	—	—	(1,098)	1,098	—	—
Satisfaction of liability related to AAA RDUs	—	—	174	—	—	—	174	—	—	174
Net income	—	—	—	139,448	1,873,413	—	2,012,861	114,717	335,836	2,463,414
Net gain on available-for-sale securities (from equity method investment)	—	—	—	—	—	13	13	—	—	13
Net unrealized gain on interest rate swaps (net of taxes of $410 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	643	643	—	2,010	2,653
Balance at September 30, 2012	129,874,286	1	$3,015,240	$(2,313,381)	$1,894,446	$168	$2,596,473	$1,591,946	$803,950	$4,992,369
Balance at January 1, 2013	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	(766)	—	—	—	(766)	—	—	(766)
Capital increase related to equity-based compensation	—	—	88,394	—	—	—	88,394	—	19,163	107,557
Capital contributions	—	—	—	—	—	—	—	489,636	—	489,636
Distributions	—	—	(479,330)	—	(139,056)	—	(618,386)	(93,501)	(744,242)	(1,456,129)
Distributions related to deliveries of Class A shares for RSUs	4,876,877	—	26,162	(80,670)	—	—	(54,508)	—	—	(54,508)
Purchase of AAA shares	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(1,921)	—	—	—	(1,921)	1,921	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,027	—	—	—	1,027	—	—	1,027
Exchange of AOG Units for Class A Shares	8,769,364	—	64,631	—	—	—	64,631	—	(50,819)	13,812
Net income	—	—	—	500,231	66,812	—	567,043	104,271	972,511	1,643,825
Net (loss) gain on available-for-sale securities (from equity method investment)	—	—	—	—	—	(50)	(50)	—	41	(9)
Balance at September 30, 2013	143,700,234	1	$2,741,531	$(1,722,459)	$1,693,116	$94	$2,712,282	$2,333,213	$1,340,007	$6,385,502
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(dollars in thousands, except share data)

	2013	2012
Cash Flows from Operating Activities:
Net income	$1,643,825	$2,463,414
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	109,619	435,387
Depreciation and amortization	8,409	7,582
Amortization of intangible assets	33,194	29,439
Amortization of debt issuance costs	448	383
Unrealized losses from investment in HFA and other investments	9,206	7,774
Non-cash interest income	(2,526)	(2,370)
Income from equity awards received for directors’ fees	(1,239)	(2,469)
Income from equity method investment	(80,116)	(83,191)
Unrealized gain on derivatives	(3,202)	—
Waived management fees	—	(18,460)
Non-cash compensation expense related to waived management fees	—	18,460
Change in fair value of contingent obligations	47,523	16,880
Deferred taxes, net	76,764	38,029
Loss on disposal of assets	26	911
Gain on business acquisitions	—	(1,951,133)
Changes in assets and liabilities:
Carried interest receivable	(453,805)	(723,258)
Due from affiliates	(58,934)	(95,741)
Other assets	(12,449)	(1,001)
Accounts payable and accrued expenses	11,462	8,168
Accrued compensation and benefits	61,729	45,605
Deferred revenue	14,921	35,352
Due to affiliates	(79,074)	63,332
Profit sharing payable	172,753	338,107
Other liabilities	(2,646)	(2,002)
Apollo Funds related:
Net realized gains from investment activities	(68,878)	(23,144)
Net unrealized gains from investment activities	(59,809)	(340,463)
Net realized gains on debt	(139,619)	—
Net unrealized losses on debt	203,353	356,890
Distributions from investment activities	66,796	99,675
Change in cash held at consolidated variable interest entities	659,176	(249,585)
Purchases of investments	(7,968,793)	(4,658,417)
Proceeds from sale of investments and liquidating distributions	6,867,820	4,650,584
Change in other assets	(297,017)	78,435
Change in other liabilities	168,112	(82,740)
Net Cash Provided by Operating Activities	927,029	460,433
Cash Flows from Investing Activities:
Purchases of fixed assets	(6,775)	(8,101)
Acquisition of Stone Tower (net of cash assumed)	—	(99,190)
Proceeds from disposals of fixed assets	2,282	—
Cash contributions to equity method investments	(64,217)	(109,076)
Cash distributions from equity method investments	156,740	82,027
Change in restricted cash	(734)	(642)
Net Cash Provided by (Used In) Investing Activities	$87,296	$(134,982)

Cash Flows from Financing Activities:
Principal repayments on debt and repurchase of debt	$(9,545)	$(530)
Distributions related to deliveries of Class A shares for RSUs	(80,670)	(25,852)
Distributions to Non-Controlling Interests in consolidated entities	(9,625)	(6,595)
Contributions from Non-Controlling Interests in consolidated entities	289	2,535
Distributions paid	(428,554)	(127,614)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(744,242)	(239,022)
Apollo Funds related:
Issuance of debt	2,095,707	929,532
Principal repayment of debt	(1,850,403)	(433,587)
Purchase of AAA shares	(62,326)	(100,046)
Distributions paid	(139,056)	(192,561)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(83,876)	(388,359)
Contributions from Non-Controlling Interests in consolidated variable interest entities	489,347	265,107
Net Cash Used in Financing Activities	(822,954)	(316,992)
Net Increase in Cash and Cash Equivalents	191,371	8,459
Cash and Cash Equivalents, Beginning of Period	947,451	744,731
Cash and Cash Equivalents, End of Period	$1,138,822	$753,190
Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,484	$39,138
Interest paid by consolidated variable interest entities	92,389	79,371
Income taxes paid	6,343	4,225
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions on equity method investments	$935	$3,478
Non-cash distributions from equity method investments	(1,975)	(468)
Non-cash contributions from investing activities	—	2,170
Change in accrual for purchase of fixed assets	—	(1,624)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	(50,776)	(15,782)
Non-cash distributions to Non-Controlling Interests in consolidated entities	—	(2,728)
Unrealized gain on interest rate swaps to Non-Controlling Interests in Apollo Operating Group, net of taxes	—	2,010
Satisfaction of liability related to AAA RDUs	1,027	174
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	1,921	1,098
Net transfer of AAA ownership interest from Apollo Global Management, LLC	(1,921)	(1,098)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	19,163	227,973
Unrealized (loss) gain on available for sale securities (from equity method investment)	(50)	13
Capital increases related to equity-based compensation	88,394	205,370
Non-cash contributions from Non-Controlling Interests in consolidated entities	—	1,247
Dilution impact of issuance of Class A shares	(766)	—
Deferred tax asset related to interest rate swaps	—	(410)
Tax benefits related to deliveries of Class A shares for RSUs	(26,162)	83
Non-Controlling Interest in consolidated entities related to acquisition	—	260,203
Capital increase related to business acquisition	—	14,001
Net Assets Transferred from Consolidated Variable Interest Entity:
Cash and cash equivalents	—	1,161,016
Investments, at fair value	—	8,581,827
Other assets	—	394,026
Debt, at fair value	—	(7,255,172)
Other liabilities	—	(560,262)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$92,080	$—
Due to affiliates	(78,268)	—
Additional paid in capital	(13,812)	—
Non-controlling Interest in Apollo Operating Group	$50,819	$—
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION
Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage private equity, credit and real estate funds as well as strategic investment accounts ("SIAs"), on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees for the investments made and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Credit—primarily invests in non-control corporate and structured debt instruments; and

•
Real estate—primarily invests in real estate equity for the acquisition and recapitalization of real estate assets, portfolios, platforms and operating companies, and real estate debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities.

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
Certain reclassifications, when applicable, have been made to the prior period's condensed consolidated financial statements and notes to conform to the current period's presentation and are disclosed accordingly.
Reorganization of the Company
The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “2007 Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is indirectly wholly-owned and controlled by the Managing Partners.
As of September 30, 2013, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 38.3% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
Holdings is the entity through which the Managing Partners and Contributing Partners indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”) that represented 61.7% of the economic interests in the Apollo Operating Group as of September 30, 2013. The Company consolidates the financial results of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Apollo also entered into an exchange agreement with Holdings (as amended, the “Exchange Agreement”) that allows the holders of the AOG Units (and certain permitted transferees thereof), subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions to exchange, upon notice (subject to the terms of the Exchange Agreement), their AOG Units for the Company’s Class A shares on a one-for-one basis up to four times each year, subject to customary conversion rate adjustments for splits, distributions and reclassifications. Under the Exchange Agreement, a holder of AOG Units must simultaneously exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As a holder exchanges its AOG Units, the Company’s indirect interest in the Apollo Operating Group will be correspondingly increased.
On May 15, 2013, the Company completed its public offering for resale of approximately 24.3 million Class A shares owned by its Strategic Investors and certain of its Managing Partners, Contributing Partners and employees (collectively, the “Selling Shareholders”) at a price to the public of $25.00 per Class A share, which included approximately 3.2 million Class A shares sold by the Selling Shareholders upon the exercise in full of the underwriters' option to purchase additional shares (the “Secondary Offering”). In connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. No proceeds were received by the Company from the sale of Class A shares by the Selling Shareholders in the Secondary Offering. All underwriting costs were borne by the Selling Shareholders. The Company incurred approximately $3.0 million of fees for the nine months ended September 30, 2013, consisting of legal and professional fees and filing costs, as a result of the Secondary Offering.
As a result of the exchange of AOG Units into Class A shares, the Company's economic interests in the Apollo Operating Group increased from 35.6% to 38.0% and Holdings' economic interests in the Apollo Operating Group decreased from 64.4% to 62.0%. The dilution of Holdings' economic interests in the Apollo Operating Group is reflected in the condensed consolidated statements of changes in shareholders' equity in the line titled Exchange of AOG Units for Class A shares, where $50.8 million was transferred to Apollo Global Management, LLC's shareholders' equity from Non-Controlling Interests in the Apollo Operating Group. Additionally, as a result of the exchange of AOG Units into Class A shares, the Company recognized a step-up in tax basis of certain assets and liabilities. Similar to its 2007 Reorganization, the Company recognized an increase in its deferred tax asset, tax receivable agreement liability and shareholders' equity as a result of the exchange of AOG Units into Class A shares. Refer to note 7 and note 11 for a discussion of the increase in deferred taxes, tax receivable agreement liability and additional paid in capital as a result of the exchange of AOG Units into Class A shares.

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
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of September 30, 2013 and December 31, 2012.
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
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of September 30, 2013, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 61.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximately 97% ownership interest held by limited partners in AAA as of September 30, 2013. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.

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
On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to its funds' private equity investments. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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
On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management, to review and approve the valuation results related to its funds' credit investments. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses.
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
On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to its funds' real estate investments. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses.

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $770.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of September 30, 2013. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.
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
Also included within salaries, bonus and benefits is the expense related to profits interests issued to certain employees whereby they are entitled to a share in earnings and any appreciation in the value of a subsidiary of the Company during their term of employment. The expense related to these profits interests is recognized ratably over the requisite service period and thereafter will be recognized at the time the distributions are determined.
From time to time, the Company may assign profits interests received in lieu of management fees to certain investment professionals. Such assignments of profits interests are treated as compensation and benefits when assigned.
The Company sponsors a 401(k) Savings Plan whereby U.S. based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and nine months ended September 30, 2013 and 2012.
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
Other Income (Loss)

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
Other Income (Loss), Net—Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 11), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.
In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.
In July 2012, the FASB issued amended guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to be less than the carrying amount, then the entity must perform the quantitative impairment test; otherwise, further testing would not be required. The amendments are effective for all entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In conjunction with the annual goodwill impairment test as of June 30, 2013, utilizing the two step method described above, the Company concluded these amendments did not have an impact on the Company's condensed consolidated financial statements.
In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance does not change the requirement for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for periods beginning after December 15, 2012. As the amendments are limited to presentation and disclosure only, the adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.
In April 2013, the FASB issued guidance that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The financial statements prepared using the liquidation basis of accounting should present relevant information about the expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. Liabilities should be recognized and measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The guidance requires an entity to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with the sale or settlement of those assets and liabilities. Additionally, the amended guidance requires disclosures about an entity's plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company must have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity's status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

15, 2013. Earlier application is prohibited. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.
In July 2013, the FASB issued guidance to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date (e.g. an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled). The guidance does not require new recurring disclosures. The guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

3. INVESTMENTS
The following table represents Apollo’s investments:

	September 30, 2013	December 31, 2012
Investments, at fair value	$1,810,017	$1,744,412
Other investments	380,224	393,684
Total Investments	$2,190,241	$2,138,096

Investments, at Fair Value
Investments, at fair value, consist of financial instruments held by AAA, investments held by the Apollo Senior Loan Fund, the Company’s investment in HFA and other investments held by the Company at fair value. As of September 30, 2013 and December 31, 2012, the net assets of the consolidated funds (excluding VIEs) were $1,764.2 million and $1,691.3 million, respectively. The following investments, except the investment in HFA and Other Investments, are presented as a percentage of net assets of the consolidated funds:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

	September 30, 2013					December 31, 2012
	Fair Value				% of Net Assets of Consolidated Funds	Fair Value				% of Net Assets of Consolidated Funds
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total	Cost		Private Equity	Credit	Total	Cost
Investments held by:
AAA	$1,735,525	$—	$1,735,525	$1,494,358	98.4%	$1,666,448	$—	$1,666,448	$1,561,154	98.5%
Apollo Senior Loan Fund	—	29,622	29,622	29,357	1.7	—	27,653	27,653	27,296	1.5
HFA	—	42,413	42,413	60,341	N/A	—	48,723	48,723	57,815	N/A
Other Investments	2,457	—	2,457	4,089	N/A	1,588	—	1,588	3,563	N/A
Total	$1,737,982	$72,035	$1,810,017	$1,588,145	100.1%	$1,668,036	$76,376	$1,744,412	$1,649,828	100.0%
Securities
At September 30, 2013 and December 31, 2012, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	September 30, 2013				December 31, 2012
	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds
Athene Holding Ltd.	Equity	$1,728,986	$1,331,942	98.0%	Equity	$1,578,954	$1,276,366	93.4%

AAA Investments owns through its subsidiaries the majority of the economic equity of Athene Holding Ltd. (together with its subsidiaries, “Athene”). Athene Holding Ltd. is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding Ltd. provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity indexed annuities. See note 15 for further information regarding Athene and its recently completed acquisition of the U.S. annuity operations of Aviva plc ("Aviva USA").
During the fourth quarter of 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene Holding Ltd. in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”). Following receipt of required regulatory consents, AAA Investments, through a subsidiary, transferred its remaining investments to Athene Holding Ltd. on July 29, 2013. After the AAA Transaction, Athene Holding Ltd. was AAA’s only material investment and as of September 30, 2013 and December 31, 2012, AAA, through its investment in AAA Investments was the largest shareholder of Athene Holding Ltd. with an economic ownership stake of approximately 72.5% and 77.2%, respectively (without giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable), and as of September 30, 2013 and December 31, 2012, effectively held 45% of the voting power of Athene.

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
The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or canceled, the note will be converted on the eighth anniversary of its issuance on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis,” which is based on a hypothetical exit through conversion to common equity (for which a quoted price exists) as of the valuation date. The Company separately presents interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible note. For the three and nine months ended September 30, 2013, the Company recorded $0.9 million and $2.5 million, respectively, in PIK interest income included in interest income in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company recorded $0.8 million and $2.4 million, respectively, in PIK interest income included in interest income in the condensed consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $0.93 as of September 30, 2013) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each balance sheet date. As a result, for the nine months ended September 30, 2013 and 2012, the Company recorded an unrealized loss of approximately $8.8 million and $7.6 million, respectively, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations. For the three months ended September 30, 2013 and 2012, the Company recorded an unrealized loss of $7.1 million and an unrealized gain of $2.1 million, respectively, related to the convertible note and stock options within net gains (losses) from investment activities in the condensed consolidated statements of operations.
The Company has classified the instruments associated with the HFA investment as Level III investments.
Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains (losses) resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains (losses). Additionally, net gains (losses) from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains (losses) from investment activities for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30, 2013
	Private Equity	Credit	Total
Realized losses on sales of investments	$—	$(59)	$(59)
Change in net unrealized gains (losses) due to changes in fair values	81,039	(6,935)	74,104
Net Gains (Losses) from Investment Activities	$81,039	$(6,994)	$74,045

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

	For the Three Months Ended September 30, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$106	$106
Change in net unrealized gains due to changes in fair values	17,951	2,406	20,357
Net Gains from Investment Activities	$17,951	$2,512	$20,463

	For the Nine Months Ended September 30, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$349	$349
Change in net unrealized gains (losses) due to changes in fair values	135,872	(8,927)	126,945
Net Gains (Losses) from Investment Activities	$135,872	$(8,578)	$127,294

	For the Nine Months Ended September 30, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$242	$242
Change in net unrealized gains (losses) due to changes in fair values	156,494	(6,779)	149,715
Net Gains (Losses) from Investment Activities	$156,494	$(6,537)	$149,957

Other Investments
Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table presents income from equity method investments for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
Investments:
Private Equity Funds:
AAA Investments	$44		$14		$77		$97
Apollo Investment Fund IV, L.P. ("Fund IV")	(1)		—		(1)		(2)
Apollo Investment Fund V, L.P. (“Fund V”)	(6)		(13)		—		16
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,469		(63)		3,542		2,485
Apollo Investment Fund VII, L.P. (“Fund VII”)	21,224		24,243		52,701		47,466
Apollo Natural Resources Partners, L.P. (“ANRP”)	367		153		530		327
AION Capital Partners Limited (“AION”)	430		—		983		—
Apollo Asia Private Credit Fund, L.P. (“APC”)	—		—		3		—
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	324		233		738		899
Apollo Value Investment Fund, L.P. (“VIF”)	2		5		8		20
Apollo Strategic Value Fund, L.P. (“SVF”)	(1)		3		—		15
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	118		1,659		786		3,625
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	—		318		(2)		609
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	1,467		8,633		5,604		15,801
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	257		1,455		841		4,410
Apollo Credit Opportunity Fund III, L.P. ("COF III")	90		—		79		—
Apollo European Principal Finance Fund, L.P. (“EPF I”)	1,739		1,795		4,487		2,589
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	453		241		539		557
Apollo Investment Europe II, L.P. (“AIE II”)	536		804		942		1,307
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	655		553		1,497		1,102
Apollo Senior Floating Rate Fund Inc. (“AFT”)	(9)		9		(4)		20
Apollo Residential Mortgage, Inc. (“AMTG”)	(423)	(1)	(103)	(2)	85	(1)	452	(2)
Apollo European Credit, L.P. (“AEC”)	100		90		247		117
Apollo European Strategic Investments, L.P. (“AESI”)	146		242		404		404
Apollo Centre Street Partnership, L.P. (“ACSP”)	245		386		534		319
Apollo Investment Corporation (“AINV”)	538	(1)	(336)	(2)	1,948	(1)	(336)	(2)
Apollo SK Strategic Investments, L.P. ("SK")	47		5		96		5
Apollo SPN Investments I, L.P.	96		—		184		—
Apollo Tactical Income Fund Inc. (“AIF”)	(7)		—		(12)		—
Apollo Franklin Partnership, L.P. ("Franklin Fund")	117		—		110		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	176	(1)	299	(2)	492	(1)	815	(2)
AGRE U.S. Real Estate Fund, L.P.	556		(38)		797		(124)
CPI Capital Partners North America LP	22		2		96		(29)
CPI Capital Partners Asia Pacific, L.P.	2		13		(2)		50
Apollo GSS Holding (Cayman), L.P.	(3)		(36)		(8)		(36)
BEA/AGRE China Real Estate Fund, L.P.	—		—		(8)		—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	—		—		13		(306)
VC Holdings, L.P. Series C (“Vantium C”)	396		270		1,721		137
VC Holdings, L.P. Series D (“Vantium D”)	72		(57)		71		375
Other	(2)		—		(2)		5
Total Income from Equity Method Investments	$32,236		$40,779		$80,116		$83,191

(1)	Amounts are for the three and nine months ended June 30, 2013, respectively.

(2)	Amounts are for the three and nine months ended June 30, 2012, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

Other investments as of September 30, 2013 and December 31, 2012 consisted of the following:

	Equity Held as of
	September 30, 2013		% of Ownership		December 31, 2012		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$1,038		0.057%		$998		0.057%
Fund IV	9		0.018		9		0.015
Fund V	96		0.020		173		0.014
Fund VI	9,872		0.100		9,814		0.094
Fund VII	152,584		1.267		164,773		1.316
ANRP	3,226		0.826		2,355		0.903
AION	4,200		10.000		625		10.000
APC	22		0.048		17		0.058
Credit Funds:
SOMA	6,621		0.831		5,887		0.643
VIF	150		0.106		141		0.093
SVF	18		0.079		137		0.076
ACLF	6,894		2.963		9,281		2.579
Artus	664		6.156		667		6.156
COF I	19,353		1.895		39,416		1.924
COF II	7,682		1.416		19,654		1.429
COF III	2,691		2.440		—		—
EPF I	20,426		1.363		18,329		1.363
EPF II	11,726		1.978		5,337		1.316
AIE II	6,498		2.529		7,207		2.205
Palmetto	15,145		1.186		13,614		1.186
AFT	94		0.034		98		0.034
AMTG(3)	3,985	(1)	0.627	(1)	4,380	(2)	0.811	(2)
AEC	2,122		1.051		1,604		1.079
AESI	3,556		1.066		3,076		0.991
ACSP	7,503		2.461		5,327		2.457
AINV(4)	53,710	(1)	2.861		51,761	(2)	2.955	(2)
SK	1,647		0.998		1,002		0.988
Apollo SPN Investments I, L.P.	2,643		0.711		90		0.083
CION Investment Corporation	1,000		1.400		1,000		22.207
AIF	87		0.036		—		—
Franklin Fund	5,109		9.125		—		—
Real Estate:
ARI(3)	11,469	(1)	1.500	(1)	11,469	(2)	2.729	(2)
AGRE U.S. Real Estate Fund, L.P.	8,881		1.845		5,210		1.845
CPI Capital Partners North America	270		0.416		455		0.413
CPI Capital Partners Europe	5		0.001		5		0.001
CPI Capital Partners Asia Pacific	174		0.039		186		0.039
Apollo GSS Holding (Cayman), L.P.	3,117		4.643		2,428		4.621
BEA/AGRE China Real Estate Fund, L.P.	71		1.025		—
Other Equity Method Investments:
Vantium A/B	15		6.450		54		6.450
Vantium C	3,847		2.071		5,172		2.071
Vantium D	2,004		6.345		1,933		6.345
Total Other Investments	$380,224				$393,684

(1)	Amounts are as of June 30, 2013.

(2)	Amounts are as of September 30, 2012.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $53,728 and $51,351 based on the quoted market price as of September 30, 2013 and December 31, 2012, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

As of September 30, 2013 and December 31, 2012 and for the nine months ended September 30, 2013 and 2012, on an individual or aggregate basis, no equity method investment held by Apollo met the significance criteria as defined by the Securities and Exchange Commission. As such, Apollo is not required to present separate financial statements or summarized income statement information for any of its equity method investments.
Fair Value Measurements
The following table summarizes the valuation of Apollo’s investments in fair value hierarchy levels as of September 30, 2013 and December 31, 2012:

	Level I		Level II		Level III		Totals
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Assets, at fair value:
Investment in AAA Investments	$—	$—	$—	$—	$1,735,525	$1,666,448	$1,735,525	$1,666,448
Investments held by Apollo Senior Loan Fund	—	—	29,622	27,063	—	590	29,622	27,653
Investments in HFA and Other	—	—	—	—	44,870	50,311	44,870	50,311
Total	$—	$—	$29,622	$27,063	$1,780,395	$1,717,349	$1,810,017	$1,744,412
There were transfers of investments from Level III into Level II and from Level II into Level III relating to investments held by the Apollo Senior Loan Fund during the three months ended September 30, 2013 and 2012, respectively. There were transfers of investments from Level III into Level II and from Level II into Level III relating to investments held by the Apollo Senior Loan Fund during the nine months ended September 30, 2013 and 2012. These transfers were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. For the three and nine months ended September 30, 2013 and 2012, there were no transfers between Level I and Level II investments.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table summarizes the changes in AAA Investments, which is measured at fair value and characterized as a Level III investment for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$1,659,093	$1,516,899	$1,666,448	$1,480,152
Distributions	(4,607)	(50)	(66,796)	(101,845)
Change in unrealized gains, net	81,039	17,952	135,873	156,494
Balance, End of Period	$1,735,525	$1,534,801	$1,735,525	$1,534,801
The following table summarizes the changes in the investments in HFA and Other Investments, which is measured at fair value and characterized as Level III investments for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$50,392	$87,839	$50,311	$47,757
Acquisition of consolidated fund	—	—	—	46,148
Purchases	1,686	915	3,954	4,873
Deconsolidation (1)	—	(48,037)	—	(48,037)
Sale of Investments	(83)	—	(985)	—
Change in unrealized (losses) gains, net	(7,125)	2,250	(8,410)	(7,774)
Balance, End of Period	$44,870	$42,967	$44,870	$42,967

(1)	During the third quarter of 2012, the Company deconsolidated GSS Holding (Cayman), L.P., which was consolidated by the Company during the second quarter of 2012.

The change in unrealized gains (losses), net has been recorded within the caption “Net gains from investment activities” in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table summarizes the changes in the investments in the Apollo Senior Loan Fund, which are measured at fair value and characterized as Level III investments for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$437	$—	$590	$456
Purchases of investments	—	496	22	496
Sale of investments	—	—	—	(461)
Realized gains	—	7	—	16
Change in unrealized gains (losses), net	—	—	9	(6)
Transfers into Level III	—	1,353	437	1,836
Transfers out of Level III	(437)	—	(1,058)	(481)
Balance, End of Period	$—	$1,856	$—	$1,856
The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments as of September 30, 2013 and December 31, 2012:

	Private Equity
	September 30, 2013		December 31, 2012
		% of Investment of AAA		% of Investment of AAA
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,728,986	100%	$1,581,975	98.6%
Listed quotes	—	—	22,029	1.4
Total Investments	1,728,986	100%	1,604,004	100%
Other net assets(1)	6,539		62,444
Total Net Assets	$1,735,525		$1,666,448

(1)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at September 30, 2013 and December 31, 2012 is primarily comprised of $79.0 million and $113.3 million in notes receivable from an affiliate, respectively, less the obligation to the general partner of $81.3 million and $70.0 million, respectively. Carrying values approximate fair value for other assets and liabilities and, accordingly, extended valuation procedures are not required.

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
Fair Value Measurements
The following table summarizes the valuation of Apollo’s consolidated VIEs in fair value hierarchy levels as of September 30, 2013 and December 31, 2012:

	Level I		Level II		Level III		Totals
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Investments, at fair value	$4,205	$168	$12,143,417	$11,045,902	$1,604,222	$1,643,465	$13,751,844	$12,689,535
	Level I		Level II		Level III		Totals
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Liabilities, at fair value	$—	$—	$—	$—	$12,114,495	$11,834,955	$12,114,495	$11,834,955
Level III investments include corporate loan and corporate bond investments held by the consolidated VIEs. Level III liabilities consist of notes and loans, the valuations of which are discussed further in note 2. All Level II investments were valued using broker quotes. Transfers of investments out of Level III and into Level II or Level I, if any, are accounted for as of the end of the reporting period in which the transfer occurred. For the three and nine months ended September 30, 2013, there were no transfers between Level I and Level II investments. For the three and nine months ended September 30, 2012, transfers from Level II into Level I totaled $0 and $164, respectively. Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table summarizes the quantitative inputs and assumptions used for investments, at fair value, categorized as Level III in the fair value hierarchy as of September 30, 2013. The disclosure below excludes Level III investments, at fair value, as of September 30, 2013, for which the determination of fair value is based on broker quotes:

	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets:
Bank Debt Term Loans	$47,802	Discounted Cash Flow – Comparable Yields	Discount Rates	11.2%–36.8%	16.7%
Stocks	9,757	Market Comparable Companies	Comparable Multiples	4.1x–11.0x	8.7	x
Total	$57,559
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

The following table summarizes the changes in investments of consolidated VIEs, which are measured at fair value and characterized as Level III investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$1,757,857	$997,966	$1,643,465	$246,609
Acquisition of VIEs	—	—	—	1,482,057
Elimination of investments attributable to consolidation of VIEs	(44,907)	(7,360)	(29,507)	(67,124)
Purchases	175,339	375,165	1,098,007	812,831
Sale of investments	(135,874)	(313,650)	(641,966)	(1,288,663)
Net realized losses	(21,439)	(20,342)	(28,447)	(19,150)
Changes in net unrealized gains	21,984	1,224	26,935	3,439
Transfers out of Level III	(281,948)	(309,843)	(1,064,083)	(656,273)
Transfers into Level III	133,210	364,380	599,818	573,814
Balance, End of Period	$1,604,222	$1,087,540	$1,604,222	$1,087,540
Changes in net unrealized (losses) gains included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	$(33)	$5,305	$(11,020)	$3,083
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table summarizes the changes in liabilities of consolidated VIEs, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$10,835,271	$11,232,660	$11,834,955	$3,189,837
Acquisition of VIEs	—	—	—	7,317,144
Borrowings	1,763,456	—	2,095,707	929,532
Repayments	(430,228)	(187,453)	(1,850,403)	(433,587)
Net realized gains on debt	(56,222)	—	(139,619)	—
Changes in net unrealized losses from debt	47,104	254,065	203,353	356,890
Elimination of debt attributable to consolidated VIEs	(44,886)	(7,412)	(29,498)	(67,956)
Balance, End of Period	$12,114,495	$11,291,860	$12,114,495	$11,291,860
Changes in net unrealized (gains) losses included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to liabilities still held at reporting date	$(5,223)	$250,255	$70,527	$340,278
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net unrealized gains (losses) from investment activities	$37,097	$130,921	$(75,964)	$182,919
Net realized (losses) gains from investment activities	(15,388)	8,268	68,529	22,902
Net gains (losses) from investment activities	21,709	139,189	(7,435)	205,821
Net unrealized losses from debt	(47,104)	(254,065)	(203,352)	(356,890)
Net realized gains from debt	56,222	—	139,619	—
Net gains (losses) from debt	9,118	(254,065)	(63,733)	(356,890)
Interest and other income	159,111	178,528	488,737	395,388
Other expenses	(111,337)	(109,127)	(326,305)	(274,232)
Net Gains (Losses) from Investment Activities of Consolidated VIEs	$78,601	$(45,475)	$91,264	$(29,913)

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$11,575,837	1.27%		7.3	$11,409,825	1.30%		7.3
Subordinated Notes(2)(3)	978,642	N/A	(1)	8.1	1,074,904	N/A	(1)	7.7
Total	$12,554,479				$12,484,729

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of September 30, 2013 and December 31, 2012 was $12,114 million and $11,835 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2013 and December 31, 2012, the fair value of the consolidated VIE assets was $15,372 million and $14,672 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The following table provides a summary of the quantitative inputs and assumptions used for liabilities, at fair value, categorized as Level III in the fair value hierarchy as of September 30, 2013. The disclosure below excludes Level III liabilities, at fair value, as of September 30, 2013 for which the determination of fair value is based on broker quotes:

	As of September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Ranges	Weighted Average
Subordinated Notes	$738,269	Discounted Cash	Discount Rate	10.0%-12.0%	10.5%
		Flow	Default Rate	1.0%-1.5%	1.2%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	$2,070,056	Discounted Cash	Discount Rate	2.0%–2.3%	2.0%
		Flow	Default Rate	2.0%	2.0%
			Recovery Rate	30.0%–70.0%	65.7%
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
The consolidated VIEs have elected the fair value option to value the notes payable. The Company uses its discretion and judgment in considering and appraising relevant factors in determining valuation of these loans. As of September 30, 2013, the debt, at fair value, is classified as Level III liabilities. Because of the inherent uncertainty in the valuation of the notes payable, which are not publicly traded, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of September 30, 2013, the Company is not aware of any instances of noncompliance with any of these covenants.
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of September 30, 2013 and December 31, 2012. In addition, the tables present the maximum exposure to loss relating to those VIEs.

	September 30, 2013
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$9,383,465		$(36,620)		$5,850
Credit	3,044,107		(234,534)		21,865
Real Estate	1,432,029		(1,058,830)		—
Total	$13,859,601	(1)	$(1,329,984)	(2)	$27,715	(3)

(1)	Consists of $291,011 in cash, $13,186,370 in investments and $382,220 in receivables.

(2)	Represents $1,268,663 in debt and other payables, $61,194 in securities sold, not purchased, and $127 in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, is $4.7 billion as of September 30, 2013 as discussed in Note 12.

	December 31, 2012
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$13,498,100		$(34,438)		$7,105
Credit	3,276,198		(545,547)		12,605
Real Estate	1,685,793		(1,237,462)		—
Total	$18,460,091	(1)	$(1,817,447)	(2)	$19,710	(3)

(1)	Consists of $452,116 in cash, $17,092,814 in investments and $915,161 in receivables.

(2)	Represents $1,752,294 in debt and other payables, $32,702 in securities sold, not purchased, and $32,451 in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, was $3.2 billion as of December 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

5. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consists of the following:

	September 30, 2013	December 31, 2012
Private Equity	$1,919,490	$1,413,306
Credit	404,570	454,155
Real Estate	8,001	10,795
Total Carried Interest Receivable	$2,332,061	$1,878,256

The table below provides a roll-forward of the carried interest receivable balance for the nine months ended September 30, 2013:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2013	$1,413,306	$454,155	$10,795	$1,878,256
Change in fair value of funds (1)	2,071,889	251,398	(2,020)	2,321,267
Fund cash distributions to the Company	(1,565,705)	(300,983)	(774)	(1,867,462)
Carried Interest Receivable, September 30, 2013	$1,919,490	$404,570	$8,001	$2,332,061

(1)
Included in change in fair value of funds for the nine months ended September 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

6. OTHER LIABILITIES
Other liabilities consist of the following:

	September 30, 2013	December 31, 2012
Deferred taxes	$46,237	$13,717
Deferred rent	14,783	14,829
Unsettled trades and redemption payable	3,479	3,986
Other	10,228	12,323
Total Other Liabilities	$74,727	$44,855

7. INCOME TAXES
The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. Federal, State and local income taxes; however, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, State and Local corporate income taxes. In addition, certain subsidiaries of the Company are subject to New York City Unincorporated Business Tax (“NYC UBT”) attributable to the Company’s operations apportioned to New York City. Certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The Company’s provision for income taxes totaled $(47.2) million and $(21.9) million for the three months ended September 30, 2013 and 2012, respectively, and $(83.9) million and $(47.1) million for the nine months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rate was approximately 6.35% and 9.98% for the three months ended September 30, 2013 and 2012, respectively, and 4.86% and 1.88% for the nine months ended September 30, 2013 and 2012, respectively.
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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of September 30, 2013, Apollo and its predecessor entities’ U.S. Federal, state, local and foreign income tax returns for the years 2009 through 2012 are open under the general statute of limitations provisions and therefore subject to examination. In addition, the State of New York is examining APO Corp.’s tax returns for tax years 2008 to 2010 and the Internal Revenue Service is examining the tax return of Apollo Management Holdings, L.P. for the tax year 2011 and the tax returns of APO Corp. for tax years 2010 and 2011 in connection with the net operating loss carryback claim from tax year 2011 to tax year 2010.

The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. In connection with the Secondary Offering, as disclosed in note 1, the Company recognized an additional step-up in tax basis of intangibles as a result of the exchange of AOG Units for Class A shares in May 2013, resulting in an increase of $92.1 million in the deferred tax asset established from the 2007 Reorganization which was recorded in deferred tax assets in the condensed consolidated statements of financial condition for the expected tax benefit associated with this increase. A related tax receivable agreement liability of $78.3 million was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the "tax receivable agreement") (see note 11). The increase in the deferred tax asset less the related liability resulted in the increase to additional paid-in capital of $13.8 million which was recorded in the condensed consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2013. The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over the same period. During the third quarter of 2013, Apollo adjusted its estimated rate of tax it expects to pay in the future and thereby reduced its net deferred tax assets, and increased its income tax provision, by $16.9 million (see note 11 for details regarding the tax receivable agreement).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

8. DEBT
Debt consists of the following:

	As of September 30, 2013		As of December 31, 2012
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	4.04%	$728,273	4.95%	(1)
CIT secured loan agreements	—	—	9,545	3.47
Total Debt	$728,273	4.04%	$737,818	4.93%

(1)	Includes the effect of interest rate swaps.
AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership owned by APO Corp. and Holdings, entered into a $1.0 billion seven year credit agreement (the “AMH Credit Agreement”). Interest payable under the AMH Credit Agreement may from time to time be based on Eurodollar London Interbank Offered Rate (“LIBOR”) or Alternate Base Rate (“ABR”) as determined by the borrower. Through the use of interest rate swaps, AMH irrevocably elected three-month LIBOR for $167 million of the debt for five years from the closing date of the AMH Credit Agreement, which expired in May 2012. The interest rate of the Eurodollar loan, which was amended as discussed below, is the daily Eurodollar rate plus the applicable margin rate (3.75% for $995 million of the loan, as discussed below, and 1.00% for $5 million of the loan as of September 30, 2013 and 3.75% for $995 million of the loan and 1.00% for $5 million of the loan as of December 31, 2012). The interest rate on the ABR term loan, which was amended as discussed below, for any day, will be the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The AMH Credit Agreement originally had a maturity date of April 2014.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at September 30, 2013 was 4.02% and the interest rate on the remaining $5.0 million portion of the loan at September 30, 2013 was 1.27%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $770.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at September 30, 2013 is the amount for which the Company expects to settle the AMH Credit Agreement. Interest expense incurred by the Company related to the AMH Credit Agreement was $7.4 million and $7.7 million for the three months ended September 30, 2013 and 2012, respectively, and $22.1 million and $28.4 million for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013 and December 31, 2012, the AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH, as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which will be deposited as cash collateral to the extent necessary as set forth in the AMH Credit Agreement. As of September 30, 2013, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $163.9 million, $140.0 million, $50.7 million, $206.8 million and $(776.3) million, respectively. As of December 31, 2012, the consolidated net assets (deficit) of Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and its consolidated subsidiaries were $94.9 million, $91.1 million, $62.3 million, $217.5 million and $(858.9) million, respectively.
In accordance with the AMH Credit Agreement as of September 30, 2013, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings IX, L.P. and AMH and their respective subsidiaries were subject to certain negative and affirmative covenants. Among other things, the AMH Credit Agreement includes an excess cash flow covenant and an asset sales covenant. The AMH Credit Agreement does not contain any financial maintenance covenants.
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
The AMH Credit Agreement contains customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH. As of September 30, 2013, the Company was not aware of any instances of non-compliance with the AMH Credit Agreement.
CIT Secured Loan Agreements—During the second quarter of 2008, the Company entered into four secured loan agreements with CIT Group/Equipment Financing Inc. ("CIT") to finance the purchase of certain fixed assets. In April 2013, the CIT loan balance of $9,438 was repaid. Interest expense incurred by the Company related to the CIT loan was $0.0 million and $0.1 million during the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.3 million during the nine months ended September 30, 2013 and 2012, respectively.

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
The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three and nine months ended September 30, 2013 and 2012:

	Basic and Diluted
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
Numerator:
Net income attributable to Apollo Global Management, LLC	$192,516		$82,791		$500,231		$139,448
Distributions declared on Class A shares	(189,681)	(1)	(31,170)	(2)	(409,210)	(1)	(120,865)	(2)
Distributions on participating securities	(30,828)		(5,316)		(70,120)		(21,814)
Earnings allocable to participating securities	—	(3)	(7,096)	(3)	(3,229)		—	(3)
Undistributed (loss) income attributable to Class A shareholders: Basic	(27,993)		39,209		17,672		(3,231)
Dilution effect on undistributed income attributable to Class A shareholders	2,884		904		7,589		1,778
Dilution effect on distributable income attributable to participating securities	—	(3)	(97)		(1,213)		—	(3)
Undistributed (Loss) income attributable to Class A shareholders: Diluted	$(25,109)		$40,016		$24,048		$(1,453)
Denominator:
Weighted average number of Class A shares outstanding: Basic	142,829,913		128,980,438		137,165,119		126,909,962
Dilution effect of share options and unvested RSUs	3,383,071		2,654,764		3,258,810		2,399,754
Weighted average number of Class A shares outstanding: Diluted	146,212,984		131,635,202		140,423,929		129,309,716
Net income (loss) per Class A share: Basic
Distributed Income	$1.33		$0.25		$2.98		$0.95
Undistributed (Loss) Income	(0.20)		0.30		0.13		(0.02)
Net Income per Class A Share: Basic	$1.13		$0.55		$3.11		$0.93
Net Income (Loss) per Class A Share: Diluted(4)
Distributed income	$1.30		$0.24		$2.91		$0.94
Undistributed (loss) income	(0.17)		0.31		0.17		(0.01)
Net Income per Class A Share: Diluted	$1.13		$0.55		$3.08		$0.93

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

(1)	The Company declared a $1.05 distribution on Class A shares on February 8, 2013, a $0.57 distribution on May 6, 2013 and a $1.32 distribution on August 8, 2013.

(2)	The Company declared a $0.46 distribution on Class A shares on February 10, 2012, a $0.25 distribution on May 8, 2012, and a $0.24 distribution on Class A shares on August 2, 2012.

(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)
For the three and nine months ended September 30, 2013, share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. The AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, AOG Units and participating securities were determined to be anti-dilutive and unvested RSUs and share options were determined to be dilutive and were accordingly included in the diluted earnings per share calculation.

On October 24, 2007, the Company commenced the granting of restricted share units ("RSUs") that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants. As of September 30, 2013, approximately 20.3 million vested RSUs and 4.0 million unvested RSUs were eligible for participation in distribution equivalents.
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
Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may up to four times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As disclosed in Note 1, in connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. If all of the outstanding AOG Units were exchanged for Class A shares as of September 30, 2013, the result would be an additional 231,230,636 Class A shares added to the diluted earnings per share calculation.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The table below presents transactions in Class A shares during the nine months ended September 30, 2013 and the year ended December 31, 2012, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)	Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction		Apollo Global Management, LLC ownership% in Apollo Operating Group after AGM Class A Shares Transaction		Holdings ownership% in Apollo Operating Group before Class A Shares Transaction		Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
January 18, 2012	Issuance	394	34.1%		34.1%		65.9%		65.9%
February 13, 2012	Issuance	1,994	34.1%		34.5%		65.9%		65.5%
March 5, 2012	Issuance	50	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
April 3, 2012	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
July 9, 2012	Issuance	1,452	34.5%		34.7%		65.5%		65.3%
August 6, 2012	Issuance	1,962	34.7%		35.1%		65.3%		64.9%
October 9, 2012	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 12, 2012	Issuance	25	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
November 19, 2012	Issuance	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
January 9, 2013	Issuance	150	35.1%		35.2%		64.9%		64.8%
January 25, 2013	Issuance	23	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
February 11, 2013	Issuance	1,913	35.2%		35.5%		64.8%		64.5%
March 19, 2013	Issuance	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
April 9, 2013	Issuance	150	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
May 9, 2013	Issuance	627	35.5%		35.6%		64.5%		64.4%
May 14, 2013	Issuance/Offering (2)	8,800	35.6%		38.0%		64.4%		62.0%
July 9, 2013	Issuance	89	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
August 12, 2013	Issuance	1,886	38.0%		38.3%		62.0%		61.7%
August 29, 2013	Issuance	2	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)

(1)	Transaction did not have a material impact on ownership.

(2)
Certain holders of AOG Units exchanged their AOG Units for Class A shares. Approximately 8.8 million Class A shares were issued by the Company in the exchange, which settled on May 14, 2013. Refer to note 1 for details regarding the Secondary Offering.

10. EQUITY-BASED COMPENSATION
AOG Units
The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the three and nine months ended September 30, 2013, $0.0 million and $30.0 million of compensation expense was recognized, respectively. For the three and nine months ended September 30, 2012, $116.2 million and $348.5 million of compensation expense was recognized, respectively. As of September 30, 2013, there was no unrecognized compensation cost related to unvested AOG Units.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table summarizes the activity of the AOG Units for the nine months ended September 30, 2013:

	AOG Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	1,500,366	$20.00
Vested at September 30, 2013	(1,500,366)	20.00
Balance at September 30, 2013	—	$—

RSUs
On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods consider transfer restrictions and timing of distributions. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to 24 quarters (for Plan Grants) or annual vesting over three years (for Bonus Grants). During the three months ended September 30, 2013, 187,005 RSUs were granted with a weighted average grant date fair value of $20.02 per RSU. The actual forfeiture rate was 1.3% and 5.0% for the three and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2013 and 2012, $72.9 million and $81.3 million of compensation expense were recognized, respectively. For the three months ended September 30, 2013 and 2012, $18.8 million and $26.3 million of compensation expense were recognized, respectively.
The following table summarizes RSU activity for the nine months ended September 30, 2013:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2013	14,724,474	$11.62	22,512,930	37,237,404
Granted	630,637	20.25	—	630,637
Forfeited	(761,693)	13.80	—	(761,693)
Delivered	—	12.32	(6,568,345)	(6,568,345)
Vested	(4,345,452)	11.48	4,345,452	—
Balance at September 30, 2013	10,247,966	$12.05	20,290,037	30,538,003	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.
Units Expected to Vest—As of September 30, 2013, approximately 9,600,000 RSUs were expected to vest over the next 2.7 years.

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
For the three and nine months ended September 30, 2013, $1.2 million and $3.6 million of compensation expense were recognized as a result of option grants, respectively. For the three and nine months ended September 30, 2012, $1.2 million and $3.6 million of compensation expense were recognized as a result of these grants, respectively.
There were no share options granted during the nine months ended September 30, 2013. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2012:

Assumptions:	2012(2)
Risk-free interest rate	1.11%
Weighted average expected dividend yield	8.13%
Expected volatility factor(1)	45.00%
Expected life in years	6.66
Fair value of options per share	$3.01

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices and the Company’s volatility.

(2)	Represents weighted average of 2012 grants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table summarizes the share option activity for the nine months ended September 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2013	5,275,000	$8.44	$29,020	8.01
Granted	—	—	—	—
Exercised	(2,091,664)	8.02	(11,725)	—
Forfeited	—	—	—	—
Balance at September 30, 2013	3,183,336	8.72	$17,295	7.32
Exercisable at September 30, 2013	277,083	$10.70	$1,479	7.52
Options Expected to Vest—As of September 30, 2013, approximately 2,732,000 options were expected to vest.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at September 30, 2013 was $14.9 million and is expected to be recognized over a weighted average period of 3.5 years. There were 0.2 million and 2.1 million options exercised during the three and nine months ended September 30, 2013, respectively.
Delivery of Class A Shares - RSUs and Share Options

During 2013 and 2012, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares delivered to them, as compared to the number of Class A shares that would have been delivered to them had they paid these tax liabilities in cash. The net share settlement results in a tax liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the nine months ended September 30, 2013 and 2012 was $80.6 million and $25.9 million, respectively which is recorded accumulated deficit in the condensed consolidated statements of changes in shareholders’ equity.
The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the nine months ended September 30, 2013, the Company delivered 4,876,877 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 36.0% from 35.1%.
AAA RDUs
Incentive units that provide the right to receive AAA restricted depository units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value is based on the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the three and nine months ended September 30, 2013 and 2012, the actual forfeiture rate was 0%. For the nine months ended September 30, 2013 and 2012, $0.8 million and $0.7 million of compensation expense was recognized, respectively. For the three months ended September 30, 2013 and 2012, $0.3 million and $0.3 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

During the nine months ended September 30, 2013 and 2012, the Company delivered 114,896 and 60,702 RDUs, respectively. During the three months ended September 30, 2013 and 2012, the Company delivered 0 and 60,702 RDUs, respectively. The deliveries during the nine months ended September 30, 2013 and 2012 resulted in a satisfaction of liability of $1.0 million and $0.5 million, respectively, and the recognition of a net increase of additional paid in capital in 2013 of $1.4 million and a net decrease in 2012 of $1.3 million, respectively. These amounts are presented in the condensed consolidated statements of changes in shareholders’ equity. There was $0.5 million and $1.0 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of September 30, 2013 and December 31, 2012, respectively. The following table summarizes RDU activity for the nine months ended September 30, 2013:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2013	338,430	$8.85	114,896	453,326
Granted	27,286	26.90	—	27,286
Forfeited	—	—	—	—
Delivered	—	9.02	(114,896)	(114,896)
Vested	—	—	—	—
Balance at September 30, 2013	365,716	$10.20	—	365,716

Units Expected to Vest—As of September 30, 2013, approximately 344,000 RDUs were expected to vest over the next three years.
The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2013	1,685,345
Purchases	6,236
Granted	(27,286)
Forfeited	—
Balance at September 30, 2013	1,664,295
Restricted Stock and Restricted Stock Unit Awards— Apollo Commercial Real Estate Finance, Inc.
ARI restricted stock awards and ARI restricted stock unit awards ("ARI RSUs") granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense will be recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for transfer restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the condensed consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, $2.3 million and $2.0 million of management fees and $1.7 million and $1.2 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three months ended September 30, 2013 and 2012, $0.5 million and $0.8 million of management fees and $0.4 million and $0.5 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0% and 1.6% for the three and nine months ended September 30, 2013, respectively, and 0% and 2% for the three and nine months ended September 30, 2012 , respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the nine months ended September 30, 2013:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of ARI RSUs Outstanding
Balance at January 1, 2013	—	237,542	$14.62	225,232	462,774
Granted to employees of the Company	—	205,000	16.66		205,000
Granted to the Company	—	40,000	17.59		40,000
Forfeited by employees of the Company		(5,000)	16.66		(5,000)
Vested awards of the employees of the Company	—	(60,083)	14.94	60,083	—
Vested awards of the Company	—	(52,000)	14.85	52,000	—
Balance at September 30, 2013	—	365,459	$15.98	337,315	702,774
Units Expected to Vest—As of September 30, 2013, approximately 354,000 ARI RSUs were expected to vest over the next three years.

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
The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for transfer restrictions and timing of distributions. For the three and nine months ended September 30, 2013, $0.2 million and $0.6 million of management fees and $0.2 million and $0.6 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2012, $0.0 million and $0.1 million of management fees and $0.0 million and $0.1 million of compensation expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 1% for the three and nine months ended September 30, 2013 and 0% for the three and nine months ended September 30, 2012.
The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the nine months ended September 30, 2013:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	AMTG RSUs Vested	Total Number of AMTG RSUs Outstanding
Balance at January 1, 2013	161,257	$20.28	12,862	174,119
Granted to employees of the Company	9,777	16.45	—	9,777
Forfeited by employees of the Company	(1,609)	20.36	—	(1,609)
Vested awards of the employees of the Company	(6,366)	18.54	6,366	—
Vested awards of the Company	(4,688)	18.20	4,688	—
Balance at September 30, 2013	158,371	$20.17	23,916	182,287

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

Units Expected to Vest—As of September 30, 2013, approximately 149,000 AMTG RSUs were expected to vest over three years.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$—	61.7%	$—	$—
RSUs and Share Options	19,946	—	—	19,946
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	594	61.7	367	227
AAA RDUs	292	61.7	182	110
Total Equity-Based Compensation	$20,832		549	20,283
Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(549)	53
Capital Increase Related to Equity-Based Compensation			$—	$20,336

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$30,007	61.7%	$19,163	$10,844
RSUs and Share Options	76,450	—	—	76,450
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	2,352	61.7	1,456	896
AAA RDUs	810	61.7	502	308
Total Equity-Based Compensation	$109,619		21,121	88,498
Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,958)	(104)
Capital Increase Related to Equity-Based Compensation			$19,163	$88,394

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

Due from affiliates and due to affiliates are comprised of the following:

	As of September 30, 2013	As of December 31, 2012
Due from Affiliates:
Due from private equity funds	$45,354	$28,201
Due from portfolio companies	17,744	46,048
Due from credit funds(2)	149,015	68,278	(1)
Due from Contributing Partners, employees and former employees	5,300	9,536
Due from real estate funds	18,808	17,950
Other	2,300	3,299
Total Due from Affiliates	$238,521	$173,312
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$476,824	$441,997
Due to private equity funds	342	12,761
Due to credit funds	459	19,926
Due to real estate funds	—	1,200
Distributions payable to employees	50,776	1,567
Total Due to Affiliates	$528,401	$477,451

(1)	Reclassified to conform to current period presentation.

(2)	Includes monitoring fee receivable as discussed in "Athene" below.
Tax Receivable Agreement and Other
Subject to certain restrictions, each of the Managing Partners and Contributing Partners has the right to exchange their vested AOG Units for the Company’s Class A shares. Certain Apollo Operating Group entities have made an election under Section 754 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group at the time of the exchange. These exchanges will result in increases in tax deductions that will reduce the amount of tax that APO Corp. will otherwise be required to pay in the future. Additionally, the further acquisition of AOG Units from the Managing Partners and Contributing Partners also may result in increases in tax deductions and tax basis of assets that will further reduce the amount of tax that APO Corp. will otherwise be required to pay in the future.
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization and the Secondary Offering. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25%, or $12.1 million, of the required payments pursuant to the tax receivable agreement that are attributable to the 2010 fiscal year for a period of four years until 2015.
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
As disclosed in note 1, on May 15, 2013, the Intermediate Holding Companies acquired approximately 8.8 million Class A shares of Apollo Global Management, LLC, which were used to acquire an equal number of AOG Units from certain Managing Partners and Contributing Partners in connection with the Secondary Offering. This exchange was taxable for U.S.

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
In September 2013, the Company reduced the liability and recorded $13.0 million in other income, net for the three and nine months ended September 30, 2013 in the condensed consolidated statement of operations due to a change in estimated tax rates (see note 7).

Due from Contributing Partners, Employees and Former Employees
As of September 30, 2013 and December 31, 2012, due from Contributing Partners, Employees and Former Employee balances includes various amounts due to the Company including director fee receivables. The Company had also accrued $6.5 million as of December 31, 2012 from the Contributing Partners and certain employees associated with a credit agreement with Fund VI as described below in “Due to Private Equity Funds.” As of September 30, 2013 this agreement was satisfied and as a result there was no longer a related amount accrued.
Management Fee Waiver and Notional Investment Program
In 2012, Apollo had forgone a portion of management fee revenue that it would have been entitled to receive in cash and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $4.9 million and $18.5 million for the three and nine months ended September 30, 2012. The investment period for Fund VII and ANRP for the management fee waiver plan was terminated as of December 31, 2012 and as a result there was no related compensation expense for the nine months ended September 30, 2013.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2012 and 2013 (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 10, 2012	$0.46	February 29, 2012	$58.1	$110.4	$168.5	$10.3
May 8, 2012	0.25	May 30, 2012	31.6	60.0	91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6	88.8	5.3
November 9, 2012	0.40	November 30, 2012	52.0	96.0	148.0	9.4
For the year ended December 31, 2012	$1.35		$172.9	$324.0	$496.9	$31.2
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0	$390.7	$25.0
May 6, 2013	0.57	May 30, 2013	80.8	131.8	212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2	494.9	30.8
For the nine months ended September 30, 2013	$2.94		$409.2	$689.0	$1,098.2	$70.1

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. There was no indemnification liability recorded as of September 30, 2013 and December 31, 2012.

Athene

Athene is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding Ltd. provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity indexed annuities.

On December 21, 2012, Athene Holding Ltd. entered into an agreement with Aviva plc to acquire the U.S. annuity operations of Aviva USA. See note 15 for further information regarding the Aviva USA transaction.

AAA Investments, through its subsidiaries, owns the majority of the economic ownership stake in Athene Holding Ltd. See the discussion of the AAA Transaction in note 3.

Apollo, through its consolidated subsidiary, Athene Asset Management LLC (“Athene Asset Management”), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of September 30, 2013, all of Athene’s assets were managed by Athene Asset Management.

Athene Asset Management receives a gross management fee equal to 0.40% per annum on all AUM in accounts owned by or related to Athene (the “Athene Accounts”), with certain limited exceptions. In addition, the Company receives sub-advisory fees with respect to a portion of the assets in the Athene Accounts.

In connection with the AAA Transaction, a subsidiary of AAA Investments contributed three investment partnerships (the “Investment Partnerships”) to Athene. The Investment Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction. With respect to capital invested by the Investment Partnership in an Apollo fund through these Investment Partnerships, Apollo receives management fees directly from the relevant funds under the investment management agreements with such funds and not pursuant to the services agreement with the Investment Partnerships. In addition, carried interest is payable by the Investment Partnerships with respect to each investment or group of investments (as specified in the particular partnership agreement), at a rate of 20% of the profit of such investment or group of investments, subject to applicable hurdle rates. Each investment or group of investments is treated separately for the purposes of calculating carried interest. The contributed assets also included certain investments in funds managed by Apollo, carried interest on which is assessed at the fund level.

Under an amended services contract with Athene and Athene Life Re Ltd., effective February 6, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

excluding the shares of Athene Holding Ltd. that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the AAA Transaction (the “Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. All such monitoring fees are paid pursuant to a derivative contract between Athene and Apollo. Each quarter, monitoring fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding Ltd. are valued based on fair value. At Athene’s option, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding Ltd. or cash equal to the fair value of such shares of Athene Holding Ltd. at the time of settlement. Settlement occurs on the earlier of a change in control of Athene or October 31, 2017. For the three and nine months ended September 30, 2013, Apollo earned $22.2 million and $62.9 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, Apollo earned $3.7 million and $10.0 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. As of September 30, 2013, Apollo had a $65.6 million receivable, which is accounted for as a derivative, recorded in due from affiliates on the condensed consolidated statements of financial condition.

For the three and nine months ended September 30, 2013, Apollo earned in the aggregate $117.5 million and $224.1 million of management fees, sub-advisory and monitoring fees and carried interest income, respectively, from Athene after considering the related profit sharing expense which is recorded in the condensed consolidated statement of operations.  For the three and nine months ended September 30, 2012, Apollo earned in the aggregate $26.2 million and $58.7 million of management fees, sub-advisory and monitoring fees and carried interest income, respectively, from Athene after considering the related profit sharing expense which is recorded in the condensed consolidated statements of operations. In addition as described below, Apollo also earned management fees under the Amended AAA Services Agreement and carried interest income from AAA Investments' investment in Athene Holding Ltd.

In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo ("Amended AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with the consummation of the AAA Transaction, on October 31, 2012, the services agreement was amended. Pursuant to the amendment, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that AAA Investment’s obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). Apollo is entitled to receive a formulaic unwind of its management fee in the event that AAA makes a tender offer for all or substantially all of its outstanding units where the consideration is to be paid in shares of Athene Holding Ltd. (or if AAA accomplishes a similar transaction using an alternative structure that is no less favorable in all material respects to the AAA unitholders as a whole), up to a cap of $30.0 million if the tender offer or similar transaction commences in 2013, $25.0 million if the tender offer or similar transaction commences in 2014, $20.0 million if the tender offer or similar transaction commences in 2015 and zero if the tender offer or similar transaction commences in 2016 or thereafter. All such management fees are paid pursuant to a derivative contract between the AAA Investments and Apollo. Each quarter, management fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding Ltd. are valued based on fair value. At the option of AAA Investments, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding Ltd. or cash equal to the fair value of such shares of Athene Holding Ltd. at the time of settlement. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. As of September 30, 2013 and December 31, 2012, Apollo had a receivable of $10.2 million and $2.0 million, respectively, related to the amended services agreement, among AAA, AAA Investments and the other service recipients party thereto and Apollo, which is recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to this amended services agreement for the three and nine months ended September 30, 2013, were $3.4 million (of which $0.5 million related to the derivative component, as described above) and $9.0 million (of which $1.7 million related to the derivative component, as described above), respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations. The total management fees earned by Apollo related to this amended services agreement for the three and nine months ended September 30, 2012, were $4.3 million and $13.1 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest payable to Apollo will be paid in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding Ltd., or paid in cash if AAA sells the shares of Athene Holding Ltd. For the three and nine months ended September 30, 2013, the Company recognized $5.4 million and $12.7 million, respectively, from AAA Investments’ investment in Athene after considering the related profit sharing expense which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company recognized $2.7 million and $7.5 million, respectively, from AAA Investments, after considering the related profit sharing expense which is recorded in the condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the Company had an $80.3 million and a $69.0 million receivable, respectively, related to AAA Investments. As of September 30, 2013 and December 31, 2012, the Company had a related profit sharing payable of $36.9 million and $33.1 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of condition.
The amended services contract with Athene and Athene Life Re Ltd and the Amended AAA Service Agreement together with related derivative contracts issued pursuant to these amended contracts, meet the definition of a derivatives under U.S. GAAP. The Company has classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The value of these derivatives is determined by multiplying the Athene share equivalents by the estimated price per share of Athene.
The change in unrealized market value of these derivatives is reflected in other income, net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, there was $2.9 million and $3.2 million, respectively, of changes in market value recognized related to these derivatives.
The following table summarizes the fair value of these derivatives, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2013
Balance, Beginning of Period	$48,116	$2,126
Change in Unrealized Market Value	2,918	3,202
Fees Earned	24,715	70,421
Balance, End of Period	$75,749	$75,749
The following table summarizes the quantitative inputs and assumptions used for these derivatives, at fair value, categorized as Level III in the fair value hierarchy as of September 30, 2013:

Financial Assets	Fair Value	Valuation Techniques	Unobservable Inputs	Discount Rate	Implied Multiple

Athene/AAA Derivative	$75,749	Discounted Cash Flows	Weighted Average Cost of Capital	15.0%	1.14x

The fair value attributed to the investment in Athene is based on embedded value.  Embedded value is a discounted cash flow-based methodology based on the future cash flows of the business. Embedded value is composed of the present value of the estimated net income generated by Athene’s inforce business plus Athene’s excess capital, which is capital in excess of what is required to be held against Athene’s liabilities. The embedded value of the insurance portfolios held by Athene incorporates industry information and assumptions, general economic and market conditions, and other factors deemed relevant, including the cost of capital. In addition, consideration is also given to comparable company multiples in the determination of fair value.
Due to Private Equity Funds

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. As of September 30, 2013 this agreement was satisfied and as a result there was no longer a related amount accrued.
Due to Credit Funds
In connection with the acquisition of Gulf Stream Asset Management, LLC (“Gulf Stream”) during October 2011, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. Additionally, the Company deferred a payment obligation to the former owners. This obligation was $3.9 million at the date of acquisition and was paid in December 2012. The contingent consideration liability had a fair value of $15.4 million and $14.1 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the former owner was no longer an employee of Apollo and therefore the contingent consideration was reported within profit sharing payable in the condensed consolidated statements of financial condition.
Similar to the private equity funds, certain credit funds allocate carried interest income to the Company. Assuming SOMA liquidated on December 31, 2012, the Company had accrued a liability to SOMA of $19.3 million in connection with the potential general partner obligation to return previously distributed carried interest income from SOMA. This amount reversed during the nine months ended September 30, 2013; as such there was no general partner obligation accrued as of September 30, 2013. The Company has recorded a general partner obligation to return previously distributed carried interest income of $0.3 million relating to APC as of September 30, 2013 and December 31, 2012.
Due to Real Estate Funds
In connection with the acquisition of Citi Property Investors ("CPI") on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings from the CPI business. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled a percentage of net realized after tax profits from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013. No remaining obligation existed at September 30, 2013.
Regulated Entities
During 2011, the Company formed Apollo Global Securities, LLC (“AGS”), which is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS is in compliance with these requirements at September 30, 2013. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS earns underwriting and transaction fees for its services. The Company also has an entity based in London which is subject to the capital requirements of the U.K. Financial Conduct Authority. This entity has continuously operated in excess of these regulatory capital requirements.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
AAA(1)	$(78,523)	$(16,325)	$(130,736)	$(148,765)
Interest in management companies and a co-investment vehicle(2)	(6,448)	(2,693)	(14,593)	(4,893)
Other consolidated entities	11,491	32,049	41,058	38,941
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(73,480)	13,031	(104,271)	(114,717)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	(68,812)	59,240	(66,812)	(1,873,413)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(360,782)	(187,276)	(972,511)	(335,836)
Net income attributable to Non-Controlling Interests	$(503,074)	$(115,005)	$(1,143,594)	$(2,323,966)
Net income (loss) attributable to Appropriated Partners’ Capital(4)	68,812	(59,240)	66,812	1,873,413
Other Comprehensive Income attributable to Non-Controlling Interests	(41)	—	(41)	(2,010)
Comprehensive Income Attributable to Non-Controlling Interests	$(434,303)	$(174,245)	$(1,076,823)	$(452,563)

(1)
Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.3% during the three and nine months ended September 30, 2013, respectively, and approximately 97% and approximately 98% during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, Apollo owned approximately 2.7% of AAA.

(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies.

(3)
Reflects net (income) loss of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.1 million for the nine months ended September 30, 2012.

(4)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to Non-Controlling Interests on the condensed consolidated statements of comprehensive income.

12. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitment to certain funds managed by the Company. As of September 30, 2013, the maximum exposure relating to these financial guarantees approximated $0.4 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of September 30, 2013, and December 31, 2012 of $555.9 million and $258.3 million, respectively.

DRAFT
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
On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States. As of September 30, 2013, no capital support had been provided by the Company to Athene in connection with this commitment. The Company’s commitment to provide capital support terminated upon the closing of the transaction on October 2, 2013. (see note 15)
In September 2013, an indirect subsidiary of Apollo Global Management, LLC agreed to invest up to approximately €18.2 million ($23.9 million) in a limited partnership (the "KBCD Partnership"), a wholly-owned subsidiary of which has agreed to acquire a minority stake in KBC Bank Deutschland AG, the German subsidiary of Belgian KBC Group NV (and certain third party purchasers agreed to acquire, in aggregate, all of the other shares in KBC Bank Deutschland AG). The aforementioned indirect subsidiary of Apollo Global Management, LLC is the general partner of the KBCD Partnership. The limited partners in the KBCD Partnership are managed by subsidiaries of Apollo Global Management, LLC. The acquisition is subject to antitrust and regulatory approval, which is expected to take approximately nine months. Consequently, there is no assurance that the acquisition will close.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2013, the Company was not aware of any instances of non-compliance with any of these covenants.
Litigation and Contingencies— Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and litigations, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, but the cases have not yet been consolidated. On September 25, 2013, the Court held oral argument on Defendants’ motions to dismiss. AGM believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against AGM are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo's funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic

DRAFT
APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC ("Arvco") (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS's purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants.  Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the "Arvco Debtors") brought a civil action in the United States Bankruptcy Court for the District of Nevada against Apollo.  This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seek to recover purported fees they claim Apollo has not paid them for a portion of Arvco's placement agent services.  In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors' commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations.  The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses.  The Arvco Debtors' complaint asserts various theories of recovery under the Bankruptcy Code and the common law.  Apollo denies the merit of all of the Arvco Debtors' claims and will vigorously contest them.  The Bankruptcy Court has stayed the civil action until April 2014.  For these reasons, no estimate of possible loss, if any, can be made at this time.
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
As of September 30, 2013, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Aggregate minimum future payments	$9,196	$37,470	$36,628	$35,583	$33,046	$75,500	$227,423

DRAFT
APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.8 million and $10.7 million for the three months ended September 30, 2013 and 2012, respectively, and $32.1 million and $30.3 million for the nine months ended September 30, 2013 and 2012, respectively.
Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2013, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Other long-term obligations	$3,342	$4,828	$1,655	$1,276	$1,080	$—	$12,181

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through September 30, 2013 and that would be reversed approximates $4.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of September 30, 2013
Private Equity Funds:
Fund VII	$2,038,121
Fund VI	1,462,578
Fund V	82,035
Fund IV	6,750
AAA/Other	208,853
Total Private Equity Funds	3,798,337
Credit Funds:
U.S. Performing Credit	507,913
Structured Credit	59,098
European Credit Funds	60,061
Non-Performing Loans	166,129
Opportunistic Credit	62,071
Total Credit Funds	855,272
Real Estate Funds:
CPI Funds	6,544
AGRE U.S. Real Estate Fund, L.P.	1,430
Total Real Estate Funds	7,974
Total	$4,661,583
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 11 to our condensed consolidated financial statements, the Company has recorded a general partner obligation to return previously distributed carried interest income of $0.3 million relating to APC as of September 30, 2013.

DRAFT
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of September 30, 2013, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower Capital LLC (“Stone Tower”) in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $113.2 million and $126.9 million as of September 30, 2013 and December 31, 2012, respectively and were recorded in profit sharing payable in the condensed consolidated statements of financial condition.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $15.4 million and $14.1 million as of September 30, 2013 and December 31, 2012, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
In connection with the acquisition of CPI on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled 25% of the net realized after tax profit from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations, for the nine months ended September 30, 2013. No remaining contingency existed at September 30, 2013.
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
The following table summarizes the quantitative inputs and assumptions used for the contingent consideration obligations categorized in Level III of the fair value hierarchy as of September 30, 2013:

	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Liabilities:
Contingent consideration obligations	$128,545	Discounted cash flow	Discount rate	10.5%-11.0%	10.9%

DRAFT
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
The following table summarizes the changes in contingent consideration obligations, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, Beginning of Period	$107,342	$120,615	$142,219	$5,900
Acquisition of Stone Tower	—	—	—	117,700
Payments	(16,401)	(2,761)	(61,197)	(5,746)
Purchase accounting adjustments	—	1,000	—	1,000
Change in fair value(1)	37,604	16,880	47,523	16,880
Balance, End of Period	$128,545	$135,734	$128,545	$135,734

(1)	Changes in future carried interest payments driven by changes in the duration of the funds can cause increases or decreases in the fair value of the contingent consideration obligations.

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
The Company is subject to a concentration risk related to the investors in its funds. As of September 30, 2013, there were more than 1,000 limited partner investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At September 30, 2013 and December 31, 2012, $728.3 million and $737.8 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

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

•
Real Estate—primarily invests in real estate equity for the acquisition and recapitalization of real estate assets, portfolios, platforms and operating companies, and real estate debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities.

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
The tables below present the financial data for Apollo’s reportable segments further separated between the management and business as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance of the Company’s business. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income and profit sharing expense.
During the second quarter of 2013, monitoring fees based on Athene's capital and surplus and the change in the market value of the derivative contracts related to Athene's capital and surplus recorded in advisory and transaction fees from affiliates, as disclosed in note 11 to the condensed consolidated financial statements, were reclassified from the private equity segment to the credit segment to better evaluate the performance of Apollo's private equity and credit segments in making key operating decisions. Reclassifications have been made to the prior period financial data for Apollo's reportable segments to conform to the current presentation. The impact of this reclassification on the Company’s Economic Net Income (“ENI”) for the private equity and credit segment is reflected in the table below for the three and nine months ended September 30, 2012:

	Impact of Reclassification on Economic Net (Loss) Income
	Private Equity Segment	Credit Segment
For the three months ended September 30, 2012	$(3,698)	$3,698
For the nine months ended September 30, 2012	(10,020)	10,020

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

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions and (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2013:

	As of and for the Three Months Ended September 30, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$5,646	$23,280	$36	$28,962
Management fees from affiliates	64,801	87,023	13,378	165,202
Carried interest income from affiliates	852,305	103,619	3,307	959,231
Total Revenues	922,752	213,922	16,721	1,153,395
Expenses	414,214	149,315	21,456	584,985
Other Income	30,223	17,353	1,642	49,218
Non-Controlling Interests	—	(2,744)	—	(2,744)
Economic Net Income (Loss)	$538,761	$79,216	$(3,093)	$614,884
Total Assets	$3,096,145	$1,928,808	$159,292	$5,184,245

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended September 30, 2013:

	As of and for the Three Months Ended September 30, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,153,395		$(21,306)	(1)	$1,132,089
Expenses	584,985		15,130	(2)	600,115
Other income	49,218		161,602	(3)	210,820
Non-Controlling Interests	(2,744)		(500,330)		(503,074)
Economic Net Income	$614,884	(5)	N/A		N/A
Total Assets	$5,184,245		$16,964,129	(6)	$22,148,374

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.

(3)	Results from the following:

For the Three Months Ended September 30, 2013
Net gains from investment activities	$81,158
Net gains from investment activities of consolidated variable interest entities	78,601
Gain from equity method investments(4)	1,062
Interest	781
Total Consolidation Adjustments	$161,602

(4)	Included is $(3,704) reflecting remaining interest of certain individuals who received an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended September 30, 2013
Economic Net Income	$614,884
Income tax provision	(47,204)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(360,782)
Non-cash charges related to equity-based compensation(7)	(4,235)
Amortization of intangible assets	(10,147)
Net Income Attributable to Apollo Global Management, LLC	$192,516

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended September 30, 2013:

	For the Three Months Ended September 30, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$5,646	$—	$5,646	$23,280	$—	$23,280
Management fees from affiliates	64,801	—	64,801	87,023	—	87,023
Carried interest income from affiliates:
Unrealized gains (losses)	—	318,237	318,237	—	(10,325)	(10,325)
Realized gains	—	534,068	534,068	9,117	104,827	113,944
Total Revenues	70,447	852,305	922,752	119,420	94,502	213,922
Compensation and benefits(1)	40,222	352,967	393,189	45,613	69,262	114,875
Other expenses(2)	21,025	—	21,025	34,440	—	34,440
Total Expenses	61,247	352,967	414,214	80,053	69,262	149,315
Other Income	6,649	23,574	30,223	15,232	2,121	17,353
Non-Controlling Interests	—	—	—	(2,744)	—	(2,744)
Economic Net Income	$15,849	$522,912	$538,761	$51,855	$27,361	$79,216

(1)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

	For the Three Months Ended September 30, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$36	$—	$36
Management fees from affiliates	13,378	—	13,378
Carried interest income from affiliates:
Unrealized gains	—	3,306	3,306
Realized gains	—	1	1
Total Revenues	13,414	3,307	16,721
Compensation and benefits(1)	12,008	2,313	14,321
Other expenses(2)	7,135	—	7,135
Total Expenses	19,143	2,313	21,456
Other Income	795	847	1,642
Economic Net (Loss) Income	$(4,934)	$1,841	$(3,093)

(1)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.
The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Private Equity Segment(1)	Credit Segment(1)	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$9,598	$5,552	$—	$15,150
Management fees from affiliates	68,460	80,839	10,947	160,246
Carried interest income from affiliates	340,597	238,359	4,813	583,769
Total Revenues	418,655	324,750	15,760	759,165
Expenses	209,889	149,806	18,454	378,149
Other Income	27,847	26,388	948	55,183
Non-Controlling Interests	—	(2,658)	—	(2,658)
Economic Net Income (Loss)	$236,613	$198,674	$(1,746)	$433,541
Total Assets	$2,285,256	$1,769,322	$83,555	$4,138,133

(1)	Reclassified to conform to current presentation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the three months ended September 30, 2012:

	As of and for the Three Months Ended September 30, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$759,165		$(46,792)	(1)	$712,373
Expenses	378,149		141,859	(2)	520,008
Other income	55,183		(27,835)	(3)	27,348
Non-Controlling Interests	(2,658)		(112,347)		(115,005)
Economic Net Income	$433,541	(5)	N/A		N/A
Total Assets	$4,138,133		$15,431,271	(6)	$19,569,404

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.

(3)	Results from the following:

For the Three Months Ended September 30, 2012
Net gains from investment activities	$18,360
Net losses from investment activities of consolidated variable interest entities	(45,475)
Loss from equity method investments(4)	(1,238)
Interest and other loss	(212)
Gain on acquisition	730
Total Consolidation Adjustments	$(27,835)

(4)	Includes the remaining interest of certain individuals who received an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended September 30, 2012
Economic Net Income	$433,541
Income tax provision	(21,917)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(187,276)
Non-cash charges related to equity-based compensation(7)	(127,780)
Amortization of intangible assets	(13,777)
Net Loss Attributable to Apollo Global Management, LLC	$(82,791)

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

The following tables present additional financial data for Apollo’s reportable segments for the three months ended September 30, 2012:

	For the Three Months Ended September 30, 2012
	Private Equity(1)			Credit(1)
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$9,598	$—	$9,598	$5,552	$—	$5,552
Management fees from affiliates	68,460	—	68,460	80,839	—	80,839
Carried interest income from affiliates:
Unrealized gains(2)	—	152,439	152,439	—	187,047	187,047
Realized gains	—	188,158	188,158	9,664	41,648	51,312
Total Revenues	78,058	340,597	418,655	96,055	228,695	324,750
Compensation and benefits(3)	32,927	159,811	192,738	38,538	73,822	112,360
Other expenses(4)	17,151	—	17,151	37,446	—	37,446
Total Expenses	50,078	159,811	209,889	75,984	73,822	149,806
Other Income	2,866	24,981	27,847	7,490	18,898	26,388
Non-Controlling Interests	—	—	—	(2,658)	—	(2,658)
Economic Net Income	$30,846	$205,767	$236,613	$24,903	$173,771	$198,674

(1)	Reclassified to conform to current presentation.

(2)
Included in unrealized carried interest income (loss) from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million and $14.4 million with respect to Fund VI and SOMA, respectively, for the three months ended September 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of September 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(3)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(4)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

	For the Three Months Ended September 30, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$—	$—	$—
Management fees from affiliates	10,947	—	10,947
Carried interest income from affiliates:
Unrealized gains	—	4,813	4,813
Realized gains	—	—	—
Total Revenues	10,947	4,813	15,760
Compensation and benefits(1)	9,809	4,164	13,973
Other expenses(2)	4,481	—	4,481
Total Expenses	14,290	4,164	18,454
Other Income	707	241	948
Economic Net (Loss) Income	$(2,636)	$890	$(1,746)

(1)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents the financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2013:

	As of and For the Nine Months Ended September 30, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$71,926	$67,105	$2,434	$141,465
Management fees from affiliates	196,757	261,774	40,175	498,706
Carried interest income (loss) from affiliates	2,071,888	290,708	(2,022)	2,360,574
Total Revenues	2,340,571	619,587	40,587	3,000,745
Expenses	1,033,418	368,062	49,877	1,451,357
Other Income	67,448	37,655	3,730	108,833
Non-Controlling Interests	—	(9,462)	—	(9,462)
Economic Net Income (Loss)	$1,374,601	$279,718	$(5,560)	$1,648,759
Total Assets	$3,096,145	$1,928,808	$159,292	$5,184,245

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the nine months ended September 30, 2013:

	As of and for the Nine Months Ended September 30, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$3,000,745		$(62,322)	(1)	$2,938,423
Expenses	1,451,357		94,147	(2)	1,545,504
Other income	108,833		225,995	(3)	334,828
Non-Controlling Interests	(9,462)		(1,134,132)		(1,143,594)
Economic Net Income	$1,648,759	(5)	N/A		N/A
Total Assets	$5,184,245		$16,964,129	(6)	$22,148,374

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.

(3)	Results from the following:

As of and For the Nine Months Ended September 30, 2013
Net gains from investment activities	$136,130
Net gains from investment activities of consolidated variable interest entities	91,264
Gain from equity method investments(4)	234
Interest	1,641
Other	(3,274)
Total Consolidation Adjustments	$225,995

(4)	Included is $(5,131) reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

As of and For the Nine Months Ended September 30, 2013
Economic Net Income	$1,648,759
Income tax provision	(83,922)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(972,511)
Non-cash charges related to equity-based compensation(7)	(58,901)
Amortization of intangible assets	(33,194)
Net Income Attributable to Apollo Global Management, LLC	$500,231

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following tables present additional financial data for Apollo’s reportable segments for the nine months ended September 30, 2013:

	As of and For the Nine Months Ended September 30, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$71,926	$—	$71,926	$67,105	$—	$67,105
Management fees from affiliates	196,757	—	196,757	261,774	—	261,774
Carried interest income from affiliates:
Unrealized gains(1)	—	506,184	506,184	—	4,079	4,079
Realized gains	—	1,565,704	1,565,704	28,197	258,432	286,629
Total Revenues	268,683	2,071,888	2,340,571	357,076	262,511	619,587
Compensation and benefits(2)	119,083	844,570	963,653	125,443	131,603	257,046
Other expenses(3)	69,765	—	69,765	111,016	—	111,016
Total Expenses	188,848	844,570	1,033,418	236,459	131,603	368,062
Other Income	9,153	58,295	67,448	23,759	13,896	37,655
Non-Controlling Interests	—	—	—	(9,462)	—	(9,462)
Economic Net Income	$88,988	$1,285,613	$1,374,601	$134,914	$144,804	$279,718

(1)
Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income or fees with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

(2)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(3)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

	As of and For the Nine Months Ended September 30, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$2,434	$—	$2,434
Management fees from affiliates	40,175	—	40,175
Carried interest income (loss) from affiliates:	—		—
Unrealized losses	—	(2,535)	(2,535)
Realized gains	—	513	513
Total Revenues	42,609	(2,022)	40,587
Compensation and benefits(1)	30,103	(767)	29,336
Other expenses(2)	20,541	—	20,541
Total Expenses	50,644	(767)	49,877
Other Income	2,188	1,542	3,730
Economic Net (Loss) Income	$(5,847)	$287	$(5,560)

(1)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.
The following table presents the financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2012:

	As of and for the Nine Months Ended September 30, 2012
	Private Equity Segment(1)	Credit Segment(1)	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates	$94,270	$17,550	$592	$112,412
Management fees from affiliates	204,615	207,861	34,200	446,676
Carried interest income from affiliates	794,324	424,703	10,739	1,229,766
Total Revenues	1,093,209	650,114	45,531	1,788,854
Expenses	556,454	333,354	53,053	942,861
Other Income	60,367	35,980	1,728	98,075
Non-Controlling Interests	—	(6,505)	—	(6,505)
Economic Net Income (Loss)	$597,122	$346,235	$(5,794)	$937,563
Total Assets	$2,285,256	$1,769,322	$83,555	$4,138,133

(1)	Reclassified to conform to current presentation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the nine months ended September 30, 2012:

	As of and for the Nine Months Ended September 30, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,788,854		$(88,110)	(1)	$1,700,744
Expenses	942,861		417,339	(2)	1,360,200
Other income	98,075		2,071,922	(3)	2,169,997
Non-Controlling Interests	(6,505)		(2,317,461)		(2,323,966)
Economic Net Income	$937,563	(5)	N/A		N/A
Total Assets	$4,138,133		$15,431,271	(6)	$19,569,404

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.

(3)	Results from the following:

For the Nine Months Ended September 30, 2012
Net gains from investment activities	$157,544
Net losses from investment activities of consolidated variable interest entities	(29,913)
Loss from equity method investments(4)	(8,696)
Other income and interest income	1,090
Gain on acquisition	1,951,897
Total Consolidation Adjustments	$2,071,922

(4)	Included is $1,611, reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Nine Months Ended September 30, 2012
Economic Net Income	$937,563
Income tax provision	(47,127)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(335,836)
Non-cash charges related to equity-based compensation(7)	(385,714)
Amortization of intangible assets	(29,438)
Net Income Attributable to Apollo Global Management, LLC	$139,448

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 10 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

The following tables present additional financial data for Apollo’s reportable segments for the nine months ended September 30, 2012:

	For the Nine Months Ended September 30, 2012
	Private Equity(1)			Credit(1)
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$94,270	$—	$94,270	$17,550	$—	$17,550
Management fees from affiliates	204,615	—	204,615	207,861	—	207,861
Carried interest income from affiliates:
Unrealized gains(2)	—	440,718	440,718	—	318,624	318,624
Realized gains	—	353,606	353,606	28,464	77,615	106,079
Total Revenues	298,885	794,324	1,093,209	253,875	396,239	650,114
Compensation and benefits(3)	116,684	377,952	494,636	109,779	120,967	230,746
Other expenses(4)	61,818	—	61,818	102,608	—	102,608
Total Expenses	178,502	377,952	556,454	212,387	120,967	333,354
Other Income	2,935	57,432	60,367	9,772	26,208	35,980
Non-Controlling Interests	—	—	—	(6,505)	—	(6,505)
Economic Net Income	$123,318	$473,804	$597,122	$44,755	$301,480	$346,235

(1)	Reclassified to conform to current presentation.

(2)
Included in unrealized carried interest income from affiliates is reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $94.9 million and $14.2 million with respect to Fund VI and SOMA, respectively, for the nine months ended September 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of September 30, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(3)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(4)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands except share data)

	For the Nine Months Ended September 30, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates	$592	$—	$592
Management fees from affiliates	34,200	—	34,200
Carried interest income from affiliates:
Unrealized gains	—	6,460	6,460
Realized gains	—	4,279	4,279
Total Revenues	34,792	10,739	45,531
Compensation and benefits(1)	27,876	7,761	35,637
Other expenses(2)	17,416	—	17,416
Total Expenses	45,292	7,761	53,053
Other Income	1,068	660	1,728
Economic Net (Loss) Income	$(9,432)	$3,638	$(5,794)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

15. SUBSEQUENT EVENTS
On October 16, 2013, the Company issued 6,878 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.
On November 7, 2013, the Company declared a cash distribution of $1.01 per Class A share, which will be paid on November 29, 2013 to holders of record on November 22, 2013.
On October 2, 2013, Athene Holding Ltd. closed its acquisition of Aviva USA. Apollo had previously agreed to provide up to $100 million of capital support to Athene to the extent such support was necessary in connection with the closing of the Aviva USA transaction. The Company’s commitment was not called in connection with the closing of the transaction and as a result, the Company’s commitment terminated upon the closing of the transaction on October 2, 2013.

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

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 20 years and lead a team of 691 employees, including 274 investment professionals, as of September 30, 2013.
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

(ii)	Credit—primarily invests in non-control corporate and structured debt instruments; and

(iii)
Real estate—primarily invests in real estate equity for the acquisition and recapitalization of real estate assets, portfolios, platforms and operating companies, and real estate debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities.

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
As of September 30, 2013, approximately 94% of our total AUM was in funds with a contractual life at inception of seven years or more, and 10% of our total AUM was in permanent capital vehicles with unlimited duration.
As of September 30, 2013, we had total AUM of $112.7 billion across all of our businesses. On June 28, 2013, Apollo held a first closing of more than $6.6 billion for its newest flagship private equity fund, Apollo Investment Fund VIII, L.P. ("Fund VIII"), and as of November 7, 2013, Apollo has received commitments of approximately $12 billion for Fund VIII. Additionally, Fund VII, held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2013, Fund VII had $3.5 billion of uncalled commitments, or “dry powder”, remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through September 30, 2013. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 31.32% of the Class A shares outstanding and 12.00% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 29.91% of the total voting power of our shares entitled to vote and 21.58% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 70.09% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 54.44% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 61.68% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 54.44% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 7.24% of the AOG Units.

(5)	BRH is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 38.32% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment
During the third quarter of 2013, global equity markets continued to rise while credit markets were generally flat and less volatile than the second quarter, as investors were encouraged by the U.S. Federal Reserve announcement to continue with its current pace of stimulus. Amid the favorable backdrop, Apollo continued to generate significant realizations for fund investors. Apollo returned $6.3 billion of capital and realized gains to the limited partners of the funds it manages during the third quarter of 2013. Apollo’s fundraising activities also continued at a strong pace, with $4.0 billion of new capital raised during the third quarter as institutional investors continued to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low rate environment.
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
From the beginning of the third quarter of 2007 through September 30, 2013, we have deployed approximately $40.4 billion of gross invested capital across our private equity and certain credit funds focused on control, distressed and buyout investments, leveraged loan portfolios and mezzanine, non-control distressed and non-performing loans. In addition, from the beginning of the fourth quarter of 2007 through September 30, 2013, the funds managed by Apollo have acquired approximately $19.0 billion in face value of distressed debt at discounts to par value and purchased approximately $56.7 billion in face value of leveraged senior loans at discounts to par value from financial institutions. Since we purchased many of these leveraged loan portfolios from highly motivated sellers, we were able to secure, in certain cases, attractive long-term, low cost financing.
Since the financial crisis in 2008, we have relied on our deep industry, credit and financial structuring experience, coupled with our strengths as a value-oriented, distressed investor, to deploy significant amounts of new capital within challenging economic environments. In addition, we actively work with the management of each of the portfolio companies of the funds we manage to maximize the underlying value of the business, including helping the companies to generate cost and working capital savings. We also rely on our deep credit structuring experience and work with management of the portfolio companies to help optimize the capital structure of such companies through proactive restructuring of the balance sheet to address near-term debt maturities or capturing discounts on publicly traded debt securities through exchange offers and potential debt buybacks. For example, as of September 30, 2013, Fund VI and its underlying portfolio companies purchased or retired approximately $20.6 billion in face value of debt and captured approximately $10.2 billion of discount to par value of debt in portfolio companies such as CEVA Logistics, Caesars Entertainment, Realogy and Momentive Performance Materials. Additionally, the portfolio companies of Fund VI have implemented approximately $3.9 billion of cost savings programs on an aggregate basis from the date Fund VI invested in them through September 30, 2013, which we believe will positively impact their operating profitability.
In certain situations, funds managed by Apollo are the largest owner of the total outstanding debt of the portfolio company. In addition to the attractive return profile associated with these portfolio company debt purchases, we believe that building positions as senior creditors within the existing portfolio companies is strategic to the existing equity ownership positions.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary and post recessionary periods (second half of 2007 through September 30, 2013), our private equity funds have invested $28.6 billion, of which $16.4 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.2x, 7.7x and 6.6x, respectively as of September 30, 2013. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable EBITDA which we believe captures the true economics for our funds' purchases of portfolio companies.

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
During the second quarter of 2013, monitoring fees based on Athene's capital and surplus and the change in the market value of the derivative contracts related to Athene's capital and surplus recorded in advisory and transaction fees from affiliates, as disclosed in Note 11 to the condensed consolidated financial statements, were reclassified from the private equity segment to the credit segment to better evaluate the performance of Apollo's private equity and credit segments in making key operating decisions. Reclassifications have been made to the prior period financial data for Apollo's reportable segments to conform to the current presentation. The impact of this reclassification on the ENI for the private equity and credit segment is reflected in the table below for the three and nine months ended September 30, 2012:

	Impact of Reclassification on Economic Net (Loss) Income
	Private Equity Segment	Credit Segment
For the three months ended September 30, 2012	$(3,698)	$3,698
For the nine months ended September 30, 2012	(10,020)	10,020
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
The table below displays fee-generating and non-fee generating AUM by segment as of September 30, 2013 and 2012 and December 31, 2012. Changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of September 30,				As of December 31,
	2013		2012		2012
	(in millions)
Total Assets Under Management	$112,687	(1)	$109,702	(1)	$113,379	(1)
Fee-generating	79,343		77,676		81,934
Non-fee generating	33,344	(1)	32,026	(1)	31,445	(1)
Private Equity	42,767		38,983		37,832
Fee-generating	27,059		28,146		27,932
Non-fee generating	15,708		10,837		9,900
Credit	59,359		60,107		64,406	(2)
Fee-generating	46,625		45,302		49,518	(2)
Non-fee generating	12,734		14,805		14,888	(2)
Real Estate	9,339		8,129		8,800	(2)
Fee-generating	5,659		4,228		4,484	(2)
Non-fee generating	3,680		3,901		4,316	(2)

(1)
As of September 30, 2013 and 2012 and December 31, 2012, includes $1.2 billion, $2.5 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

(2)	Includes fee-generating and non-fee generating AUM as of September 30, 2012 for certain publicly traded vehicles managed by Apollo.
During the nine months ended September 30, 2013, our total fee-generating AUM increased primarily due to increases in subscriptions and income. The fee-generating AUM of our private equity funds increased primarily due to subscriptions and income, offset by movement between fee-generating and non-fee generating AUM. The fee-generating AUM of our credit funds decreased during the nine months ended September 30, 2013 primarily due to leverage, distributions, and segment transfers out offset by an increase in subscriptions and income. The fee-generating AUM of our real estate segment decreased primarily due to distributions, and was partially offset by income and net segment transfers.
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
With respect to our private equity funds and certain of our credit and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to realized carried interest on the realized gains on the disposition of such funds’ investments. Certain funds may have current fair values below invested capital; however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders' equity as defined in the applicable management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of September 30, 2013, our total fee-generating AUM is comprised of approximately 95% of assets that earn management fees and the remaining balance of assets earn monitoring fees.
The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of September 30, 2013 and 2012 and December 31, 2012 are presented below:

	As of September 30, 2013
	Private Equity		Credit		Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$11,350		$5,612		$158		$17,120
Fee-generating AUM based on invested capital	12,741		2,139		3,471		18,351
Fee-generating AUM based on gross/adjusted assets	887		30,368	(3)	1,761	(3)	33,016
Fee-generating AUM based on leverage(1)	2,081		1,659		—		3,740
Fee-generating AUM based on NAV	—		6,847		269		7,116
Total Fee-Generating AUM	$27,059	(2)	$46,625		$5,659		$79,343

(1)
Monitoring fees are normally based on the total value of certain structured portfolio company investments, which includes leverage, less any portion of such total value that is already considered for fee-generating AUM. Monitoring fees are typically calculated using a 0.5% annual rate.

(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2013 was 71 months.

(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.

	As of September 30, 2012
	Private Equity		Credit	Real Estate		Total
	(in millions)
Fee-generating AUM based on capital commitments	$15,427		$4,152	$265		$19,844
Fee-generating AUM based on invested capital	8,070		3,262	1,848		13,180
Fee-generating AUM based on gross/adjusted assets	881		28,267	1,861	(3)	31,009
Fee-generating AUM based on leverage(1)	3,768		3,245	—		7,013
Fee-generating AUM based on NAV	—		6,376	254		6,630
Total Fee-Generating AUM	$28,146	(2)	$45,302	$4,228		$77,676

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

(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2012 was 61 months.

(3)	The fee-generating AUM for certain of our publicly traded vehicles is based on an adjusted equity amount as specified by the respective management agreements.
AUM as of September 30, 2013 and 2012 and December 31, 2012 was as follows:

	Total Assets Under Management
	As of September 30,		As of December 31,
	2013	2012	2012
	(in millions)
AUM:
Private equity	$42,767	$38,983	$37,832
Credit	59,359	60,107	64,406	(1)
Real estate	9,339	8,129	8,800	(1)
Total(2)	$112,687	$109,702	$113,379

(1)	Includes fee-generating and non-fee generating AUM as of September 30, 2012 for certain publicly traded vehicles managed by Apollo.

(2)
As of September 30, 2013 and 2012 and December 31, 2012, includes $1.2 billion, $2.5 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

The following table presents total AUM and fee-generating AUM amounts for our private equity segment by strategy:

	Total AUM					Fee-Generating AUM
	As of September 30,			As of December 31,		As of September 30,			As of December 31,
	2013		2012	2012		2013		2012	2012
	(in millions)
Traditional Private Equity Funds	$40,323		$36,966	$35,617		$24,850		$26,288	$25,706
ANRP	1,336		898	1,284		1,295		896	1,295
AAA	1,108	(1)	1,119	931	(1)	914	(1)	962	931	(1)
Total	$42,767		$38,983	$37,832		$27,059		$28,146	$27,932

(1)	Includes co-investments contributed to Athene by AAA, through its investment in AAA Investments, as part of the AAA Transaction.

The following table presents total AUM and fee-generating AUM amounts for our credit segment by strategy:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2013	2012	2012	2013	2012	2012
	(in millions)
U.S. Performing Credit	$23,470	$27,815	$27,509	$18,195	$20,950	$20,567
Structured Credit	11,294	11,946	11,436	8,180	8,176	7,589
Athene(1)	9,292	6,980	10,970	9,292	6,855	10,845
Non-Performing Loans	6,251	5,251	6,404	4,555	3,310	4,527
Opportunistic Credit	6,569	6,202	6,177	4,493	4,761	4,722
European Credit	2,483	1,913	1,910	1,910	1,250	1,268
Total	$59,359	$60,107	$64,406	$46,625	$45,302	$49,518

(1)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.
The following table presents total AUM and fee-generating AUM amounts for our real estate segment by strategy:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2013	2012	2012	2013	2012	2012
	(in millions)
Debt	$5,677	$4,347	$4,826	$3,411	$2,006	$2,332
Equity	3,662	3,782	3,974	2,248	2,222	2,152
Total	$9,339	$8,129	$8,800	$5,659	$4,228	$4,484

The following tables summarize changes in total AUM and total AUM for each of our segments for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	(in millions)				(in millions)
Change in Total AUM:
Beginning of Period	$113,116	(1)	$104,893	(1)	$113,379	(1)	$75,222
Income	5,327		3,616		11,661		8,453
Subscriptions/Capital raised	4,022		1,538		12,148		8,130
Other inflows/Acquisitions	—		—		—		19,928
Distributions	(6,259)		(2,367)		(16,841)		(5,950)
Redemptions	(104)		(283)		(1,122)		(1,036)
Leverage	(3,415)		2,305		(6,538)		4,955
End of Period	$112,687	(1)	$109,702	(1)	$112,687	(1)	$109,702	(1)
Change in Private Equity AUM:
Beginning of Period	$40,213		$38,228		$37,832		$35,384
Income	4,131		2,017		8,646		5,765
Subscriptions/Capital raised	3,332		247		9,170		275
Distributions	(4,210)		(1,438)		(11,781)		(3,016)
Redemptions	—		—		(19)		—
Net segment transfers	56		110		1,118		267
Leverage	(755)		(181)		(2,199)		308
End of Period	$42,767		$38,983		$42,767		$38,983
Change in Credit AUM:
Beginning of Period	$62,212		$56,108		$64,406		$31,867
Income	991		1,346		2,887		2,281
Subscriptions/Capital raised	690		1,207		1,990		4,335
Other inflows/Acquisitions	—		—		—		19,928
Distributions	(1,568)		(633)		(4,209)		(1,878)
Redemptions	(104)		(283)		(813)		(763)
Net segment transfers	(184)		(99)		(679)		(738)
Leverage	(2,678)		2,461		(4,223)		5,075
End of Period	$59,359		$60,107		$59,359		$60,107
Change in Real Estate AUM:
Beginning of Period	$9,473		$7,861		$8,800		$7,971
Income	197		253		116		407
Subscriptions/Capital raised	—		84		988		473
Distributions	(477)		(296)		(847)		(1,056)
Redemptions(2)	—		—		(290)		(273)
Net segment transfers	128		202		688		1,035
Leverage	18		25		(116)		(428)
End of Period	$9,339		$8,129		$9,339		$8,129

(1)
As of September 30, 2013 and 2012, June 30, 2013 and 2012, and December 31, 2012 includes $1.2 billion, $2.5 billion, $1.2 billion, $2.7 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

(2)	Represents release of unfunded commitments primarily related to two legacy CPI real estate funds that were past their investment periods.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of our segments for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$79,290	$77,449	$81,934	$58,121
Income	956	352	1,989	641
Subscriptions/Capital raised	10,240	1,328	12,403	4,351
Other inflows/Acquisitions	—	—	—	17,576
Distributions	(1,865)	(966)	(5,017)	(2,420)
Redemptions	(27)	(278)	(737)	(738)
Net movements between Fee Generating and Non-Fee Generating	(7,229)	72	(6,808)	(546)
Leverage	(2,022)	(281)	(4,421)	691
End of Period	$79,343	$77,676	$79,343	$77,676
Change in Private Equity Fee-Generating AUM:
Beginning of Period	$26,014	$27,754	$27,932	$28,031
Income (Loss)	274	(2)	348	132
Subscriptions/Capital raised	9,586	240	9,629	268
Distributions	(788)	(365)	(2,026)	(716)
Redemptions	—	—	(19)	—
Net segment transfers	50	—	246	—
Net movements between Fee Generating and Non-Fee Generating	(7,333)	121	(7,523)	360
Leverage	(744)	398	(1,528)	71
End of Period	$27,059	$28,146	$27,059	$28,146
Change in Credit Fee-Generating AUM:
Beginning of Period	$47,507	$45,509	$49,518	$26,553
Income	618	320	1,603	449
Subscriptions/Capital raised	654	1,028	1,858	3,809
Other inflows/Acquisitions	—	—	—	17,576
Distributions	(749)	(418)	(2,378)	(1,322)
Redemptions	(27)	(278)	(718)	(738)
Net segment transfers	(178)	(129)	(884)	(718)
Net movements between Fee Generating and Non-Fee Generating	78	(51)	519	(927)
Leverage	(1,278)	(679)	(2,893)	620
End of Period	$46,625	$45,302	$46,625	$45,302
Change in Real Estate Fee-Generating AUM:
Beginning of Period	$5,769	$4,186	$4,484	$3,537
Income	64	34	38	60
Subscriptions/Capital raised	—	60	916	274
Distributions	(328)	(183)	(613)	(382)
Net segment transfers	128	129	638	718
Net movements between Fee Generating and Non-Fee Generating	26	2	196	21
End of Period	$5,659	$4,228	$5,659	$4,228

Private Equity
During the three months ended September 30, 2013, the AUM in our private equity segment increased by $2.6 billion, or 6.4%. This increase was a result of subscriptions of $3.3 billion in Fund VIII and $4.1 billion of income from improved unrealized gains, including $2.1 billion from Fund VI and $1.8 billion from Fund VII. Offsetting this increase was $4.2 billion of distributions, including $2.2 billion from Fund VII and $1.8 billion from Fund VI, and $0.8 billion of decreased leverage.
During the three months ended September 30, 2012, the AUM in our private equity segment increased by $0.8 billion, or 2.0%. This increase was primarily a result of income of $2.0 billion attributable to improved unrealized gains in our private equity funds, including $1.8 billion from Fund VII. Also contributing to this increase was an additional $0.2 billion in subscriptions from AION Capital Partners Limited (“AION”), and additional subscriptions from ANRP. Partially offsetting this increase was $1.4 billion in distributions, including $0.8 billion from Fund VII and $0.5 billion from Fund V.
During the nine months ended September 30, 2013, the AUM in our private equity segment increased by $4.9 billion, or 13.0%. This increase was a result of subscriptions of $9.2 billion which includes $9.1 billion in Fund VIII, $8.6 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $3.8 billion from Fund VI and $4.5 billion from Fund VII and $1.1 billion of transfers in. Offsetting this increase were distributions of $11.8 billion, including $6.1 billion from Fund VII and $4.7 billion from Fund VI, and $2.2 billion of decreased leverage, including $1.7 billion in Fund VII and $0.4 billion in Fund VI. See “-Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, credit and real estate segments had on our revenues by segment.
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
Credit
During the three months ended September 30, 2013, AUM in our credit segment decreased by $2.9 billion, or 4.6%. This decrease consisted of $2.7 billion of leverage, including $1.1 billion from AMTG and $0.4 billion from COF II, $1.6 billion of distributions, including $0.6 billion from COF I and $0.3 billion from EPF I, and net segment transfers out of $0.2 billion. This decrease in AUM was offset by $1.0 billion of income that was primarily attributable to improved unrealized gains across our credit funds, and additional subscriptions of $0.7 billion, primarily attributable to Financial Credit Investment II, L.P. ("FCI II").
During the three months ended September 30, 2012, AUM in our credit segment increased by $4.0 billion, or 7.1%. This increase was primarily attributable to an increase in leverage of $2.5 billion, primarily driven by AMTG, and additional subscriptions of $1.2 billion, including $0.4 billion each by AMTG and EPF II. The increase was also a result of $1.3 billion of income attributable to improved unrealized gains in our credit funds, including $0.5 billion from COF I. This increase was partially offset by $0.6 billion of distributions, including a total of $0.3 billion from COF I and COF II.
During the nine months ended September 30, 2013, AUM in our credit segment decreased by $5.0 billion, or 7.8%. This decrease was a result of a decrease in leverage of $4.2 billion, including $1.1 billion from COF II. Additionally, there was $4.2 billion of distributions, including $1.3 billion from COF I, $0.8 billion of redemptions and $0.7 billion of net transfers out. Offsetting this decrease was $2.9 billion of increased income and $2.0 billion of subscriptions, including $0.5 billion from FCI II and $0.3 from Apollo Credit Master Fund Ltd. ("ACF").
During the nine months ended September 30, 2012, AUM in our credit segment increased by $28.2 billion, or 88.6%. This increase was primarily attributable to $19.9 billion in acquisitions, including $18.5 billion related to Stone Tower, and $5.1 billion in increased leverage, including $3.4 billion from AMTG. The increase was also a result of $4.3 billion of additional subscriptions, including $2.1 billion in EPF II, $0.6 billion in ACSP and $0.4 billion in AMTG. This increase was partially offset by $1.9 billion of distributions, including $0.8 billion from COF I and COF II and $0.2 billion from EPF I.
Real Estate
During the three months ended September 30, 2013, AUM in our real estate segment decreased by $0.1 billion, or 1.4%, which was primarily the result of $0.5 of billion distributions. These increases were partially offset by income of $0.2 billion and transfers in of $0.1 billion.

During the three months ended September 30, 2012, AUM in our real estate segment increased by $0.3 billion, or 3.4%. This increase was primarily a result of income of $0.3 billion attributable to improved unrealized gains in our real estate funds, including $0.1 billion from CPI Capital Partners North America, CPI Capital Partners Europe, CPI Capital Partners Asia, and CPI Other ("CPI Funds"). In addition, also contributing to this increase was $0.2 billion in net transfers from other segments and $0.1 billion of additional capital raised by ARI. Offsetting this increase was $0.3 billion in distributions, including $0.2 billion from the CPI Funds.
During the nine months ended September 30, 2013, AUM in our real estate segment increased by $0.5 billion, or 6.1%, which was primarily the result of $1.0 billion of additional subscriptions, including $0.6 billion in AGRE Debt Fund I L.P., and net segment transfers of $0.7 billion. These increases were partially offset by $0.8 billion of distributions and $0.3 billion in redemptions.
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
The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Private equity dollars invested	$120	$78	$1,488	$2,719
The following table summarizes the uncalled private equity commitments as of September 30, 2013, December 31, 2012 and September 30, 2012:

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
	(in millions)
Uncalled private equity commitments	$16,125	$7,464	$7,105

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2013, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2013. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.

Investment Record
Private Equity
The following table summarizes the investment record of our private equity funds. All amounts are as of September 30, 2013, unless otherwise noted:

								As of September 30, 2013				As of December 31, 2012
	Vintage Year	Committed Capital	Total Invested Capital	Committed Capital Less Unfunded Capital Commitments(1)	Realized	Unrealized(2)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
	(in millions)
Fund VIII(3)(4)	—	$9,968	$—	$—	$—	$—	$—	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AION(3)(4)	—	277	17	25	—	17	17	NM	(4)	NM	(4)	NM	(4)	NM	(4)
ANRP(4)	2012	1,323	348	385	18	381	399	NM	(4)	NM	(4)	NM	(4)	NM	(4)
Fund VII	2008	14,676	14,750	11,145	17,038	11,806	28,844	38%		29%		35%		26%
Fund VI	2006	10,136	11,819	9,285	11,390	9,548	20,938	15		12		11		9
Fund V	2001	3,742	5,192	3,742	12,339	475	12,814	61		44		61		44
Fund IV	1998	3,600	3,481	3,600	6,767	39	6,806	12		9		12		9
Fund III	1995	1,500	1,499	1,500	2,692	—	2,692	18		11		18		11
Fund I, II & MIA(5)	1990/92	2,220	3,773	2,220	7,924	—	7,924	47		37		47		37
Totals		$47,442	$40,879	$31,902	$58,168	$22,266	$80,434	39%	(6)	26%	(6)	39%	(6)	25%	—

	Vintage Year	Current Net Asset Value as of September 30, 2013	Total Return
			For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
AAA(7)	2006	$1,734.7	19%	11%	20%

(1)
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

(7)
AAA completed its initial public offering in June 2006 and is the sole limited partner in AAA Investments. AAA was originally designed to give investors in its common units exposure as a limited partner to certain of the strategies that we employ and allowed us to manage the asset allocations to those strategies by investing alongside our private equity funds and directly in our credit funds and certain other opportunistic investments that we sponsor and manage. On October 31, 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene in connection with the AAA Transaction. After the AAA Transaction, Athene was AAA’s only material investment and as of September 30, 2013, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. with an approximate 72.5% economic ownership stake (without giving effect to restricted common shares issued under Athene’s management equity plan and conversion of AAA's note receivable), and effectively 45% of the voting power of Athene. Additional information related to AAA can be found on its website www.apolloalternativeassets.com. The information contained in AAA’s website is not part of this report.

The following table summarizes the investment record for distressed investments made in our private equity fund portfolios excluding ANRP and AION, since the Company’s inception. All amounts are as of September 30, 2013:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,753	$17,127	29%
Non-Control Distressed	5,986	8,489	71
Total	11,739	25,616	49
Buyout Equity, Portfolio Company Debt and Other Credit(2)	28,775	54,402	23
Total	$40,514	$80,018	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

(2)	Other Credit means investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of our Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of September 30, 2013:
Fund VII

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,165	$21,425
Other Credit and Classic Distressed(1)	4,585	7,419
Total	$14,750	$28,844
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$9,674	$17,285
Other Credit and Classic Distressed(1)	2,145	3,653
Total	$11,819	$20,938
Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,844
Classic Distressed(1)	780	970
Total	$5,192	$12,814

(1)	Classic Distressed means investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

Credit
The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which is computed for the purposes of this table based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. Apollo also manages CLOs within our credit segment which had total AUM of approximately $9.8 billion as of September 30, 2013. Such CLO performance information is not included in the following credit investment record tables. All amounts are as of September 30, 2013, unless otherwise noted:

				Total				As of September 30, 2013				As of December 31, 2012
	Strategy	Vintage Year	Committed Capital	Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
ACRF II(2)	Structured Credit	2012	$104.4	$160.6	$2.6	$118.6	$121.2	NM	(4)	NM	(4)	NM	(4)	NM	(4)
EPF II(3)(5)	Non-Performing Loans	2012	3,644.6	566.5	96.8	566.1	662.9	NM	(4)	NM	(4)	NM	(4)	NM	(4)
FCI(3)	Structured Credit	2012	558.8	443.2	15.0	592.0	607.0	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AESI(3)(5)	European Credit	2011	480.9	701.3	436.7	340.9	777.6	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AEC(3)	European Credit	2012	292.5	432.8	246.7	195.4	442.1	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AIE II(5)	European Credit	2008	279.3	881.9	1,171.3	188.8	1,360.1	19.1%		15.6%		19.4%		15.6%
COF I	U.S. Performing Credit	2008	1,484.9	1,611.3	3,317.5	1,020.7	4,338.2	30.4		27.4		30.7		27.6
COF II	U.S. Performing Credit	2008	1,583.0	2,176.4	2,575.0	537.9	3,112.9	13.8		11.2		14.3		11.7
EPF I(5)	Non-Performing Loans	2007	1,751.7	2,225.6	1,993.9	1,253.4	3,247.3	20.6		14.2		18.6		11.6
ACLF	U.S. Performing Credit	2007	984.0	1,448.5	2,262.5	119.3	2,381.8	13.0		11.2		13.0		11.2
Artus	U.S. Performing Credit	2007	106.6	190.1	225.9	—	225.9	7.0		6.8		7.0		6.8
Totals			11,270.7	10,838.2	12,343.9	4,933.1	17,277.0

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.

(2)
As part of the acquisition of Stone Tower, Apollo acquired the manager of Apollo Structured Credit Recovery Master Fund II, Ltd. (“ACRF II”). Apollo became the manager of this fund upon completing the acquisition on April 2, 2012.

(3)
Apollo European Strategic Investment, L.P. (“AESI”) was launched during 2011 and established its vintage year in the fourth quarter of 2011. Apollo European Principal Finance Fund II, L.P. (“EPF II”), Apollo European Credit Master Fund, L.P, ("AEC"), and Financial Credit Investment I, L.P. (“FCI”) deployed capital prior to their vintage year and had their final capital raises in 2012, establishing their vintage year.

(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(5)	Funds are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.35 as of September 30, 2013.

The following table summarizes the investment record for certain funds and SIAs with no maturity date. All amounts are as of September 30, 2013, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of September 30, 2013	Since Inception to September 30, 2013		For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012		Since Inception to December 31, 2012		For the Year Ended December 31, 2012
			(in millions)
ACSP(1)	Opportunistic Credit	2012	$232.9	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
ACSF(3)	Opportunistic Credit	2011	210.1	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
STCS(3)	Opportunistic Credit	2010	36.1	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
SOMA(4)	Opportunistic Credit	2007	642.3	55.2		7.1		14.1%		44.9%		15.1%
ACF(3)	U.S. Performing Credit	2005	2,206.6	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
Value Funds(5)	Opportunistic Credit	2003/2006	353.1	75.0		5.3		10.1		66.2		10.8
Totals			$3,681.1

(1)	ACSP is a strategic investment account with $615.0 million of committed capital. Net asset value is presented for the primary mandate and excludes investments in other Apollo funds.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(3)
As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”), Stone Tower Credit Solutions Master Fund Ltd. (“STCS”), and Apollo Credit Master Fund Ltd. (“ACF”). As of September 30, 2013, the net returns from inception for ACSF, ACF and STCS were 34.1%, 0.8%, and 40.6%, respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.

(4)	Net asset value and returns are for the primary mandate and excludes SOMA investments in other Apollo funds.

(5)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds, and Apollo Value Investment Master Fund, L.P., together with its feeder funds.
The following table summarizes the investment record for our publicly traded vehicles in our credit segment as of September 30, 2013:

						Net Returns
	Strategy	IPO Year(1)	Raised Capital(2)	Gross Assets	Current Net Asset Value	Since Inception to September 30, 2013		For the Nine Months Ended September 30, 2013
		(in millions)
AIF(3)	U.S. Performing Credit	2013	$275.7	$414.9	$276.9	NM	(4)	NM	(4)
AFT(3)	U.S. Performing Credit	2011	294.6	448.2	294.8	18.4%		6.2%
AMTG(5)	Structured Credit	2011	790.7	3,771.1	765.0	NM	(4)	NM	(4)
AINV(6)	Opportunistic Credit	2004	2,977.7	3,139.8	1,864.6	61.1		9.6
			$4,338.7	$7,774.0	$3,201.3

(1)
An initial public offering ("IPO") year represents the year in which the vehicle commenced trading on a national securities exchange. AIF, AFT and AMTG are publicly traded vehicles traded on the New York Stock Exchange ("NYSE"). AINV is a public investment company traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ").

(2)	Amounts represent gross raised capital net of offering and issuance costs.

(3)
AFT and AIF completed their initial public offerings during the first quarter of 2011 and 2013, respectively. Gross Assets represents total managed assets of these closed-end funds. Refer to www.agmfunds.com for the most recent financial information on AFT and AIF. The information contained in AFT’s and AIF’s websites is not part of this Quarterly Report on Form 10-Q.

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

Real Estate
The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which for the purposes of this table is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of September 30, 2013, unless otherwise noted:

								As of September 30, 2013				As of December 31, 2012
	Vintage Year	Committed Capital	Current Net Asset Value	Total Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
AGRE U.S. Real Estate Fund, L.P(3)	2012	$793.4	$429.7	$393.9	$3.9	$422.8	$426.7	NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE Debt Fund I, LP	2011	716.1	733.7	712.2	54.9	728.8	783.7	13.0%		10.8%		NM	(2)	NM	(2)
2011 A4 Fund, L.P.	2011	234.7	214.5	930.8	—	928.5	928.5	14.6		12.7		NM	(2)	NM	(2)
AGRE CMBS Fund, L.P.	2009	418.8	87.6	1,572.9	—	399.6	399.6	13.6		11.4		14.1%		11.8%
CPI Capital Partners North America	2006	600.0	64.9	452.5	315.9	58.8	374.7	16.8	(4)	11.9	(4)	NM	(4)	NM	(4)
CPI Capital Partners Asia Pacific	2006	1,291.6	448.5	1,156.4	1,108.8	463.9	1,572.7	32.9	(4)	29.3	(4)	NM	(4)	NM	(4)
CPI Capital Partners Europe(5)	2006	1,571.8	582.2	1,037.2	171.7	554.0	725.7	3.0	(4)	1.2	(4)	NM	(4)	NM	(4)
CPI Other(6)	Various	2,383.5	867.6	N/A	N/A	N/A	N/A	NM	(6)	NM	(6)	NM	(6)	NM	(6)
Totals		$8,009.9	$3,428.7	$6,255.9	$1,655.2	$3,556.4	$5,211.6

(1)	Figures include estimated fair value of unrealized investments.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(3)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011, June 2011 and April 2012 for a total of $263.2 million in base capital commitments and $450 million in additional capital commitments. Additionally, there was $80.2 million of co-invest commitments raised, which is included in the figures in the table above.

(4)
As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to September 30, 2013 were (7.4)%, 6.4% and (10.0)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(5)	CPI Capital Partners Europe is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.35 as of September 30, 2013.

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

The following table summarizes the investment record for ARI as of September 30, 2013:

	IPO Year	Raised Capital	Gross Assets	Current Net Asset Value
	(in millions)
ARI(1)	2009	$714.6	$952.8	$682.9

(1)
ARI is a public company traded on the NYSE. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained in ARI’s website is not part of this Quarterly Report on Form 10-Q.

Athene and SIAs

As of September 30, 2013, Athene Asset Management LLC had $16.4 billion of total AUM in accounts owned by or related to Athene, of which approximately $7.1 billion, approximately 40%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $7.1 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
In addition to certain funds and SIAs included in the investment record tables and capital deployed from certain SIAs across our private equity, credit and real estate funds, we also managed an additional approximate $6.7 billion of total AUM in SIAs as of September 30, 2013. The above investment record tables exclude certain funds and SIAs with an aggregate AUM of approximately $5.0 billion as of September 30, 2013, which were excluded because management deemed them to be immaterial.
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
The following table provides a summary of the cost and fair value of our funds’ investments by segment:

	As of September 30, 2013	(1)	As of September 30, 2012	As of December 31, 2012	(1)
	(in millions)
Private Equity:
Cost	$14,548		$16,386	$16,927
Fair Value	24,002		25,353	25,867
Credit:
Cost	$15,346		$15,978	$15,097	(2)
Fair Value	15,855		17,460	16,287	(2)
Real Estate:
Cost	$4,515		$3,883	$3,848	(2)
Fair Value	4,402		3,550	3,680	(2)

(1)	Cost and fair value amounts are presented for investments of the funds that are listed in the investment record tables.

(2)	AMTG and ARI cost and fair value amounts are as of September 30, 2012.

Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Affiliates. As a result of providing advisory services with respect to actual and potential private equity, credit, and real estate investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from affiliates in the condensed consolidated statements of operations. See note 2 to our condensed consolidated financial statements for more detail.
The Management Fee Offsets are calculated for each fund as follows:

•	65%-100% for private equity funds, gross advisory, transaction and other special fees

•	65%-100% for certain credit funds, gross advisory, transaction and other special fees; and

•	100% for certain real estate funds, gross advisory, transaction and other special fees.
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
As of September 30, 2013, approximately 73% of the value of our fund investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 27% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of September 30, 2013 was 62%, 86% and 50%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.
Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our credit and real estate funds have various carried interest rates and hurdle rates. Certain credit funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain credit and certain real estate funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The accrual for potential repayment of previously received carried interest income represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. This actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
The table below presents an analysis of our (i) carried interest receivable as of September 30, 2013 and (ii) realized and unrealized carried interest income (loss) for our combined segments' incentive business as of and for the three and nine months ended September 30, 2013:

	As of September 30, 2013		For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Carried Interest Receivable		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$905.4		$51.0	$286.6	$337.6	$1.2		$871.8	$873.0
Fund VI	758.0		197.4	231.1	428.5	487.7	(1)	598.0	1,085.7
Fund V	39.3		(28.2)	16.4	(11.8)	(95.0)		95.9	0.9
Fund IV	8.0		(2.5)	—	(2.5)	(2.9)		—	(2.9)
AAA/Other(2)	208.9	(3)	100.6	—	100.6	115.2		—	115.2
Total Private Equity Funds	1,919.6		318.3	534.1	852.4	506.2		1,565.7	2,071.9
Credit Funds:
U.S. Performing Credit	146.1		(65.3)	95.9	30.6	(101.6)		200.8	99.2
Opportunistic Credit	53.1		5.0	—	5.0	40.8		8.8	49.6
Structured Credit	51.1		7.3	7.1	14.4	26.0		8.2	34.2
European Credit	22.3		5.1	1.8	6.9	9.0		7.6	16.6
Non-Performing Loans	131.8		37.6	—	37.6	29.9		33.0	62.9
Total Credit Funds	404.4		(10.3)	104.8	94.5	4.1		258.4	262.5
Real Estate Funds:
CPI Funds	6.6		1.9	—	1.9	(3.9)		0.5	(3.4)
AGRE U.S. Real Estate Fund	1.4		1.4	—	1.4	1.4		—	1.4
Total Real Estate Funds	8.0		3.3	—	3.3	(2.5)		0.5	(2.0)
Total	$2,332.0	(4)	$311.3	$638.9	$950.2	$507.8		$1,824.6	$2,332.4

(1)
Includes $452.3 million for Fund VI related to the catch-up formula whereby the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest income equates to its 20% of cumulative profits of the funds.

(2)	Includes certain SIAs.

(3)
Includes $80.3 million of carried interest receivable from AAA Investments' investment in Athene Holding Ltd., which may be settled in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding Ltd. to the AAA unitholders; in the event there is not a distribution of shares, the receivable will be settled in cash. During the three and the nine months ended September 30, 2013, the Company earned $7.6 million and $11.3 million, respectively from AAA Investments' investment in Athene Holding Ltd.

(4)
There was a corresponding profit sharing payable of $1,078.0 million as of September 30, 2013 that resulted in a net carried interest receivable amount of $1,254.0 million as of September 30, 2013. Included within profit sharing payable are contingent consideration obligations of $128.5 million.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of September 30, 2013. As of September 30, 2013, AAA Investments (Co-Invest VI) L.P. ("AAA Co-Invest

VI"), Fund VII, Fund VI, Fund V and Fund IV were each above their hurdle rate of 8% and generating carried interest income. AAA Co-Invest VI is one of the investment partnerships (the “Investment Partnerships”) that were contributed to Athene in connection with the AAA Transaction. The Investment Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction as further described under “-Liquidity and Capital Resources - Athene”.
The investment manager of AINV accrues carried interest in the management company business as it is earned. Additionally, certain of our credit funds, including ACSP, AEC, AIE II, COF I, COF II, COF III, FCI, ACLF, AESI, EPF I, ACRF II, SOMA, and SK were each above their hurdle rates or preferred return of 7.0%, 6.0%, 7.5%, 8.0%, 7.5%, 8.0%, 7.0%, 10.0%, 8.0%, 8.0%, 8.0%, 7.0%, and 8.0% respectively, and generating carried interest income. As of September 30, 2013, the CPI Funds and AGRE U.S. Real Estate Fund were above their hurdle rates of 9% and 10%, respectively.
The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance. As of September 30, 2013, approximately 88% of the limited partners’ capital in the Value Funds was generating carried interest income.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by fund in the table below and are included in due to affiliates on the condensed consolidated statements of financial condition. As of September 30, 2013, there were no such general partner obligations related to our credit funds or our real estate funds. Carried interest receivables are reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception for our combined segments through September 30, 2013:

Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (1)	Total Undistributed and Distributed by Fund and Recognized(2)	General Partner Obligation as of September 30, 2013(2)	Maximum Carried Interest Income Subject to Potential Reversal(3)
	(in millions)
Private Equity Funds:
Fund VII	$905.4	$1,668.0	$2,573.4	$—	$2,038.1
Fund VI	758.0	1,016.4	1,774.4	—	1,462.6
Fund V	39.3	1,406.9	1,446.2	—	82.0
Fund IV	8.0	595.4	603.4	—	6.7
AAA/Other	208.9	23.7	232.6	0.3	208.9
Total Private Equity Funds	1,919.6	4,710.4	6,630.0	0.3	3,798.3
Credit Funds:
U.S. Performing Credit	229.9	546.9	776.8	—	507.9
Opportunistic Credit(4)	44.0	158.1	202.1	—	62.1
Structured Credit	51.1	37.9	89.0	—	59.1
European Credit	22.3	42.8	65.1	—	60.1
Non-Performing Loans	131.8	34.3	166.1	—	166.1
Total Credit Funds	479.1	820.0	1,299.1	—	855.3
Real Estate Funds:
CPI Funds	6.6	5.1	11.7	—	6.6
AGRE U.S. Real Estate Fund	1.4	—	1.4	—	1.4
Total Real Estate Funds	8.0	5.1	13.1	—	8.0
Total	$2,406.7	$5,535.5	$7,942.2	$0.3	$4,661.6

(1)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(2)
Amounts were computed based on the fair value of fund investments on September 30, 2013. As a result, carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or has been reduced by the general partner obligation to return previously distributed carried interest income or fees at September 30, 2013. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(3)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on September 30, 2013. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for Fund IV which is gross of taxes.

(4)
Amounts exclude (i) AINV, as carried interest income from this fund is not subject to contingent repayment by the general partner, and (ii) AP Investment Europe Limited (“AIE I”) as this fund is winding down.

The following table summarizes the fair value gains on investments and the income to reverse the general partner obligation to return previously distributed carried interest income based on the current fair value of the underlying funds’ investments as of September 30, 2013:

Fund	General Partner Obligation(1)	Net Asset Value as of September 30, 2013	Fair Value Gain on Investments and Income to Reverse General Partner Obligation(2)
	(in millions)
APC	$0.3	$46.4	$1.0

(1)
Based upon a hypothetical liquidation as of September 30, 2013, Apollo has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to this fund. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(2)
The fair value gain on investments and income to reverse the general partner obligation is based on the life-to-date activity of the entire fund and assumes a hypothetical liquidation of the fund as of September 30, 2013.

Expenses
Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the carried interest income earned from private equity, credit and real estate funds and compensation expense associated with the vesting of non-cash equity-based awards.
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
In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real estate funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real estate carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. Refer to note 11 to our condensed consolidated financial statements for further discussion of indemnification.
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
Other Income (Loss), Net. Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 11 to our condensed consolidated financial statements), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 61.7% and 64.9% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of September 30, 2013 and 2012, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97% ownership interests held by limited partners in AAA as of September 30, 2013 and 2012, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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

Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, respectively. For additional analysis of the factors that affected our results at the segment level, refer to “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2013	2012			2013	2012
	(in thousands)				(in thousands)
Revenues:
Advisory and transaction fees from affiliates	$28,961	$15,149	$13,812	91.2%	$141,465	$112,162	$29,303	26.1%
Management fees from affiliates	151,127	147,611	3,516	2.4	456,644	418,115	38,529	9.2
Carried interest income from affiliates	952,001	549,613	402,388	73.2	2,340,314	1,170,467	1,169,847	99.9
Total Revenues	1,132,089	712,373	419,716	58.9	2,938,423	1,700,744	1,237,679	72.8
Expenses:
Compensation and benefits:
Equity-based compensation	20,832	144,407	(123,575)	(85.6)	109,619	435,387	(325,768)	(74.8)
Salary, bonus and benefits	81,266	64,647	16,619	25.7	223,944	204,666	19,278	9.4
Profit sharing expense	424,542	237,797	186,745	78.5	975,406	506,680	468,726	92.5
Total Compensation and Benefits	526,640	446,851	79,789	17.9	1,308,969	1,146,733	162,236	14.1
Interest expense	7,179	7,136	43	0.6	22,291	29,083	(6,792)	(23.4)
Professional fees	18,752	11,490	7,262	63.2	56,477	39,849	16,628	41.7
General, administrative and other	21,720	24,028	(2,308)	(9.6)	70,698	66,810	3,888	5.8
Placement fees	3,185	4,292	(1,107)	(25.8)	15,663	13,344	2,319	17.4
Occupancy	9,849	9,644	205	2.1	29,803	27,360	2,443	8.9
Depreciation and amortization	12,790	16,567	(3,777)	(22.8)	41,603	37,021	4,582	12.4
Total Expenses	600,115	520,008	80,107	15.4	1,545,504	1,360,200	185,304	13.6
Other Income:
Net gains from investment activities	74,045	20,463	53,582	261.8	127,294	149,957	(22,663)	(15.1)
Net gains (losses) from investment activities of consolidated variable interest entities	78,601	(45,475)	124,076	NM	91,264	(29,913)	121,177	NM
Income from equity method investments	32,236	40,779	(8,543)	(20.9)	80,116	83,191	(3,075)	(3.7)
Interest income	3,304	3,277	27	0.8	9,444	7,093	2,351	33.1
Other income, net	22,634	8,304	14,330	172.6	26,710	1,959,669	(1,932,959)	(98.6)
Total Other Income	210,820	27,348	183,472	NM	334,828	2,169,997	(1,835,169)	(84.6)
Income before income tax provision	742,794	219,713	523,081	238.1	1,727,747	2,510,541	(782,794)	(31.2)
Income tax provision	(47,204)	(21,917)	(25,287)	115.4	(83,922)	(47,127)	(36,795)	78.1
Net Income	695,590	197,796	497,794	251.7	1,643,825	2,463,414	(819,589)	(33.3)
Net income attributable to Non-controlling Interests	(503,074)	(115,005)	(388,069)	337.4	(1,143,594)	(2,323,966)	1,180,372	(50.8)
Net Income Attributable to Apollo Global Management, LLC	$192,516	$82,791	$109,725	132.5%	$500,231	$139,448	$360,783	258.7%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
Revenues
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $13.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This was attributable to an increase in advisory and transaction fees in the credit segment of $17.7 million, offset by a decrease in advisory and transaction fees in the private equity segment of $3.9 million. During the three months ended September 30, 2013, gross and net advisory fees, including directors’ fees, were $40.0 million and $27.5 million, respectively, and gross and net transaction fees were $3.6 million and $1.5 million, respectively. During the three months ended September 30, 2012, gross and net advisory fees, including directors’ fees, were $37.6 million and $14.4 million, respectively, and gross and net transaction fees were $7.7 million and $2.0 million, respectively. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated.
Management fees from affiliates increased by $3.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to increases in management fees earned by our credit and real estate segments by $6.2 million and $2.4 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period, offset by a decrease in management fees earned by our private equity segment of $3.7 million. Part of the increase in management fees earned from the credit funds was attributable to an increase of $1.4 million of fees earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation.
Carried interest income from affiliates increased by $402.4 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds and certain co-invest vehicles, primarily Fund VI, AAA Co-Invest VI, an indirect subsidiary of Athene Holding Ltd., EPF I and Fund V which had increased carried interest income of $418.6 million, $88.9 million, $18.1 million and $13.7 million, respectively. AAA Co-Invest VI is one of the investment partnerships (the “Investment Partnerships”) that were contributed to Athene in connection with the AAA Transaction. The Investment Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction as further described under “-Liquidity and Capital Resources - Athene”. This was offset by COF I, ACLF, CLOs, Fund VII and COF II, which had decreased carried interest income of $54.1 million, $32.6 million, $27.0 million, $16.1 million and $14.3 million, respectively, during the three months ended September 30, 2013 as compared to the same period in 2012. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the other funds, which generated increased carried interest income of $7.2 million during the period. Part of the change in carried interest income from affiliates was attributable to a decrease in carried interest income of $26.9 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the three months ended September 30, 2013 as compared to the same period in 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Advisory and transaction fees from affiliates, including directors’ fees and reimbursed broken deal costs, increased by $29.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This was attributable to increases in advisory and transaction fees in the credit and real estate segments of $49.6 million and $1.8 million, respectively, offset by decreases in advisory and transaction fees in the private equity segment of $22.3 million. During the nine months ended September 30, 2013, gross and net advisory fees, including directors’ fees, were $153.1 million and $93.4 million, respectively, and gross and net transaction fees were $109.8 million and $48.0 million, respectively. During the nine months ended September 30, 2012, gross and net advisory fees, including directors’ fees, were $117.2 million and $48.9 million, respectively, and gross and net transaction fees were $121.2 million and $66.0 million, respectively. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated.
Management fees from affiliates increased by $38.5 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increases in management fees earned by our credit and real estate segments by $53.9 million and $6.0 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period, offset by a decrease in management fees earned by our private equity segment of $8.0 million. Part of the increase in management fees earned from the credit funds was attributable to an increase of $13.4 million of fees earned from consolidated VIEs, which are included in the credit segment results but were eliminated in consolidation.

Carried interest income from affiliates increased by $1,169.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds and co-invest vehicles, primarily Fund VI, Fund VII, AAA Co-Invest VI, EPF I and SOMA which had increased carried interest income of $1,039.0 million, $166.3 million, $88.9 million, $28.9 million and $22.4 million, respectively, partially offset by COF I, COF II, CLOs and ACLF, which had decreased carried interest income of $77.2 million, $43.2 million, $41.1 million and $36.2 million, respectively, during the nine months ended September 30, 2013 as compared to the same period in 2012. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the other funds, which generated increased carried interest income of $22.0 million during the period. Part of the change in carried interest income from affiliates was attributable to a decrease in carried interest income of $39.0 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the nine months ended September 30, 2013 as compared to the same period in 2012.
Expenses
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Compensation and benefits increased by $79.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to an increase in profit sharing expense of $186.7 million as a result of the favorable performance of certain of our private equity and credit funds during the period, partially offset by a reduction of equity-based compensation by $123.6 million, specifically the amortization of AOG Units which decreased by $116.2 million due to the expiration of the vesting period for the Managing Partners in June 2013. Included in profit sharing expense was $17.0 million and $18.8 million of expenses related to the Incentive Pool (as defined below) for the three months ended September 30, 2013 and 2012, respectively. In addition, salary, bonus and benefits increased by $16.6 million as a result of an increase in headcount during the period as compared to the same period in 2012.
The Company intends to, over time, seek to more directly tie compensation of its professionals to realized performance of the Company’s business, which will likely result in greater variability in compensation. As previously disclosed, in June 2011, the Company adopted a performance based incentive arrangement (the “Incentive Pool”) whereby certain partners and employees earned discretionary compensation based on carried interest realizations earned by the Company during the year, which amounts are reflected as profit sharing expense in the Company’s condensed consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the Executive Committee of the Company’s manager determines that allocations of realized carried interest income are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits.
Professional fees increased by $7.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended September 30, 2013, as compared to the same period in 2012 due to the continued expansion of our global investment platform.
General, administrative and other expenses decreased by $2.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to a decrease in organizational expenses due to a decrease in costs associated with the launch of new funds during the three months ended September 30, 2013 as compared to the same period in 2012.
Placement fees decreased by $1.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to decreased fundraising efforts during the period in connection with our credit funds, primarily EPF II, during the three months ended September 30, 2013 as compared to the same period in 2012 offset by a net increase in placement fees for the remainder of the funds. Included in placement fees was $2.5 million in fees related to the launch of Fund VIII during the three months ended September 30, 2013.

Occupancy expense increased by $0.2 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to additional expenses incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the three months ended September 30, 2013 as compared to the same period in 2012.
Depreciation and amortization expense decreased by $3.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to decreased intangible asset amortization during the three months ended September 30, 2013 as compared to the same period in 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Compensation and benefits increased by $162.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2013. This change was primarily attributable to an increase in profit sharing expense of $468.7 million million as a result of the favorable performance of certain of our private equity and credit funds during the period, partially offset by a reduction of equity-based compensation by $325.8 million, specifically the amortization of AOG Units which decreased by $318.5 million due to the expiration of the vesting period for the Managing Partners in June 2013. Included in profit sharing expense was $49.0 million and $46.1 million of expenses related to the Incentive Pool for the nine months ended September 30, 2013 and 2012, respectively. In addition, salary, bonus and benefits increased by $19.3 million as a result of an increase in headcount during the period as compared to the same period in 2012.
Interest expense decreased by $6.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to decreased interest expense related to interest rate swaps of $3.2 million and decreased interest expense due to a lower margin rate on the AMH Credit Agreement of $3.1 million during the nine months ended September 30, 2013 as compared to the same period in 2012. The Company’s last remaining interest rate swap expired in May of 2012.
Professional fees increased by $16.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was attributable to higher external accounting, tax, audit, legal and consulting fees incurred during the nine months ended September 30, 2013, as compared to the same period in 2012, associated with the launch of our new funds, continued expansion of our global investment platform, and the Secondary Offering.
General, administrative and other expenses increased by $3.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increased travel, information technology, recruiting, organizational and other expenses incurred associated with the launch of our new funds and continued expansion of our global investment platform during the nine months ended September 30, 2013 as compared to the same period in 2012.
Placement fees increased by $2.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increased fundraising efforts during the period in connection with AIF and Fund VIII, which incurred $6.7 million and $2.5 million of placement fees during the period, respectively. This was partially offset by a decrease in placement fees related to EPF II, which incurred decreased placement fees of $6.6 million during the nine months ended September 30, 2013 as compared to the same period in 2012.
Occupancy expense increased by $2.4 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to additional expenses incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the nine months ended September 30, 2013 as compared to the same period in 2012.
Depreciation and amortization expense increased by $4.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increased amortization expense due to additional amortization of intangible assets acquired as part of the Stone Tower acquisition in April 2012.
Other Income (Loss)
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Net gains from investment activities increased by $53.6 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to a $63.1 million increase in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments, partially offset by an $9.2 million decrease in unrealized gains related to the change in the fair value of the investment in HFA during the three months ended September 30, 2013 as compared to the same period in 2012.
Net gains (losses) from investment activities of consolidated VIEs increased by $124.1 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to an increase in net realized and unrealized gains relating to the debt held by the consolidated VIEs of $263.2 million during the period. This was offset by a decrease in the fair values of investments held by the consolidated VIEs of $117.5 million, lower interest and other income of $19.4 million and an increase in other expenses of $2.2 million during the three months ended September 30, 2013 as compared to the same period in 2012.
Income from equity method investments decreased by $8.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. COF I, Fund VII and ACLF had the most significant impact and together generated $22.8 million of income from equity method investments during the three months ended September 30, 2013 as compared to a $34.5 million of income from equity method investments during the three months ended September 30, 2012, resulting in a net decrease of $11.7 million. Refer to note 3 to our condensed consolidated financial statements for a complete summary of income from equity method investments by fund for the three months ended September 30, 2013 and 2012.
Other income, net increased by $14.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, mainly due to a $13.0 million reduction of the tax receivable agreement liability due to a change in estimated tax rates. Please refer to note 11 to our condensed consolidated financial statements for information pertaining to the tax receivable agreement.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net gains from investment activities decreased by $22.7 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to a $20.6 million decrease in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments and a $1.2 million decrease in unrealized gains related to the change in the fair value of the investment in HFA during the nine months ended September 30, 2013 as compared to the same period in 2012.
Net gains (losses) from investment activities of consolidated VIEs increased by $121.2 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to an increase in net realized and unrealized gains relating to the debt held by the consolidated VIEs of $293.2 million and higher interest and other income of $93.3 million during the period. This was offset by a decrease in the fair values of investments held by the consolidated VIEs of $213.2 million and an increase in other expenses of $52.1 million during the nine months ended September 30, 2013 as compared to the same period in 2012.
Income from equity method investments decreased by $3.1 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. COF I and COF II had the most significant impact and together generated $6.4 million of income from equity method investments during the nine months ended September 30, 2013 as compared to $20.2 million of income from equity method investments during the nine months ended September 30, 2012, resulting in a net decrease of $13.8 million. This was offset by Fund VII and AINV, which together generated $54.7 million of income from equity method investments during the nine months ended September 30, 2013 as compared to $47.1 million of income from equity method investments during the nine months ended September 30, 2012, resulting in a net increase of $7.6 million.
Other income, net decreased by $1,933.0 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to a decrease in gains on acquisitions of $1,951.2 million as a result of the bargain purchase gain recorded on the Stone Tower acquisition during April 2012 partially offset by a $13.0 million increase in other income due to a reduction of the tax receivable agreement liability due to a change in estimated tax rates.

Income Tax Provision
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The income tax provision increased by $25.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. As discussed in note 7 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had taxable income of $66.8 million and $48.8 million for the three months ended September 30, 2013 and 2012, respectively, after adjusting for permanent tax differences. The $18.0 million change in income before taxes resulted in increased federal, state and local taxes of $25.4 million during the period utilizing a marginal corporate tax rate and adjusting the estimated rate of tax Apollo expects to pay in the future. This was partially offset by a decrease in the income tax provision of $0.1 million which primarily resulted from a decrease in the NYC UBT, as well as taxes on foreign subsidiaries.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The income tax provision increased by $36.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. As discussed in note 7 to our condensed consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had taxable income of $153.0 million and $99.9 million for the nine months ended September 30, 2013 and 2012, respectively, after adjusting for permanent tax differences. The $53.1 million change in income before taxes resulted in increased federal, state and local taxes of $39.1 million during the period utilizing a marginal corporate tax rate and adjusting the estimated rate of tax Apollo expects to pay in the future. This was partially offset by a decrease in the income tax provision of $2.3 million which primarily resulted from an increase in the NYC UBT, as well as taxes on foreign subsidiaries.

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
AAA(1)	$(78,523)	$(16,325)	$(130,736)	$(148,765)
Interest in management companies and a co-investment vehicle(2)	(6,448)	(2,693)	(14,593)	(4,893)
Other consolidated entities	11,491	32,049	41,058	38,941
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(73,480)	13,031	(104,271)	(114,717)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	(68,812)	59,240	(66,812)	(1,873,413)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(360,782)	(187,276)	(972,511)	(335,836)
Net income attributable to Non-Controlling Interests	$(503,074)	$(115,005)	$(1,143,594)	$(2,323,966)
Net income (loss) attributable to Appropriated Partners’ Capital(4)	68,812	(59,240)	66,812	1,873,413
Other Comprehensive Income attributable to Non-Controlling Interests	(41)	—	(41)	(2,010)
Comprehensive Income Attributable to Non-Controlling Interests	$(434,303)	$(174,245)	$(1,076,823)	$(452,563)

(1)
Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.3% during the three and nine months ended September 30, 2013, respectively, and approximately 97% and approximately 98% during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, Apollo owned approximately 2.7% of AAA.

(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies.

(3)
Reflects net (income) loss of the consolidated CLOs classified as VIEs. Includes the bargain purchase gain from the Stone Tower acquisition of $1,951.1 million for the nine months ended September 30, 2012.

(4)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of Comprehensive Loss Attributable to Non-Controlling Interests on the condensed consolidated statements of comprehensive income.

Initial Public Offering and Secondary Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. Apollo Global Management, LLC received net proceeds from the IPO of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings’ ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and Apollo Global Management, LLC’s ownership interest in the Apollo Operating Group increased from 29.3% to 33.5% upon consummation of the IPO. Additionally, on May 15, 2013, the Company completed its Secondary Offering for resale of approximately 24.3 million Class A shares owned by Selling Shareholders. In conjunction with the Secondary Offering there was an exchange of approximately 8.8 million AOG Units into Class A shares. As a result of the exchange, the Company's economic interests in the Apollo Operating Group increased from 35.6% to 38.0% and Holdings' economic interests in the Apollo Operating Group decreased from 64.4% to 62.0%.
Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$695,590	$197,796	$1,643,825	$2,463,414
Net income attributable to Non-Controlling Interests in consolidated entities	(142,292)	72,272	(171,083)	(1,988,130)
Net income after Non-Controlling Interests in consolidated entities	553,298	270,068	1,472,742	475,284
Adjustments:
Income tax provision(1)	47,204	21,917	83,922	47,127
NYC UBT and foreign tax provision(2)	(4,182)	(4,703)	(7,981)	(10,035)
Net loss in non-Apollo Operating Group entities	(13,314)	119	(12,687)	523
Total adjustments	29,708	17,333	63,254	37,615
Net income after adjustments	583,006	287,401	1,535,996	512,899
Approximate ownership percentage of Apollo Operating Group	61.8%	65.0%	63.2%	65.4%
Net income attributable to Non-Controlling Interests in Apollo Operating Group(3)	$360,782	$187,276	$972,511	$335,836

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

(3)
This amount is calculated by applying the weighted average ownership percentage range of approximately 61.8% and 63.2% during the three and nine months ended September 30, 2013, respectively, and approximately 65.0% and 65.4% during the three and nine months ended September 30, 2012, respectively, to the condensed consolidated net income of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

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

Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three and nine months ended September 30, 2013 and 2012, respectively. ENI represents segment income, excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates	$5,646	$—	$5,646	$9,598	$—	$9,598
Management fees from affiliates	64,801	—	64,801	68,460	—	68,460
Carried interest income from affiliates:	—	—
Unrealized gains(2)	—	318,237	318,237	—	152,439	152,439
Realized gains	—	534,068	534,068	—	188,158	188,158
Total Revenues	70,447	852,305	922,752	78,058	340,597	418,655
Expenses:
Compensation and Benefits:
Equity compensation	7,505	—	7,505	7,178	—	7,178
Salary, bonus and benefits	32,717	—	32,717	25,749		25,749
Profit sharing expense	—	352,967	352,967	—	159,811	159,811
Total compensation and benefits	40,222	352,967	393,189	32,927	159,811	192,738
Other expenses	21,025	—	21,025	17,151	—	17,151
Total Expenses	61,247	352,967	414,214	50,078	159,811	209,889
Other Income:
Income from equity method investments	—	23,574	23,574	—	24,981	24,981
Other income, net	6,649	—	6,649	2,866	—	2,866
Total Other Income	6,649	23,574	30,223	2,866	24,981	27,847
Economic Net Income	$15,849	$522,912	$538,761	$30,846	$205,767	$236,613

(1)
Reclassified to conform to current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

(2)
Included in unrealized carried interest income (loss) from affiliates was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million with respect to Fund VI for the three months ended September 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates	$71,926	$—	$71,926	$94,270	$—	$94,270
Management fees from affiliates	196,757	—	196,757	204,615	—	204,615
Carried interest income from affiliates:						—
Unrealized gains(2)	—	506,184	506,184	—	440,718	440,718
Realized gains	—	1,565,704	1,565,704	—	353,606	353,606
Total Revenues	268,683	2,071,888	2,340,571	298,885	794,324	1,093,209
Expenses:
Compensation and Benefits:
Equity compensation	23,363	—	23,363	22,350	—	22,350
Salary, bonus and benefits	95,720	—	95,720	94,334	—	94,334
Profit sharing expense		844,570	844,570	—	377,952	377,952
Total compensation and benefits	119,083	844,570	963,653	116,684	377,952	494,636
Other expenses	69,765	—	69,765	61,818	—	61,818
Total Expenses	188,848	844,570	1,033,418	178,502	377,952	556,454
Other Income:
Income from equity method investments	—	58,295	58,295	—	57,432	57,432
Other income, net	9,153		9,153	2,935	—	2,935
Total Other Income	9,153	58,295	67,448	2,935	57,432	60,367
Economic Net Income	$88,988	$1,285,613	$1,374,601	$123,318	$473,804	$597,122

(1)
Reclassified to conform to current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

(2)
Included in unrealized carried interest income from affiliates was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $94.9 million with respect to Fund VI for the nine months ended September 30, 2012. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the balance sheet date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates	$5,646	$9,598	$(3,952)	(41.2)%	$71,926	$94,270	$(22,344)	(23.7)%
Management fees from affiliates	64,801	68,460	(3,659)	(5.3)	196,757	204,615	(7,858)	(3.8)
Carried interest income from affiliates:
Unrealized gains(2)	318,237	152,439	165,798	108.8	506,184	440,718	65,466	14.9
Realized gains	534,068	188,158	345,910	183.8	1,565,704	353,606	1,212,098	342.8
Total carried interest income from affiliates	852,305	340,597	511,708	150.2	2,071,888	794,324	1,277,564	160.8
Total Revenues	922,752	418,655	504,097	120.4	2,340,571	1,093,209	1,247,362	114.1
Expenses:
Compensation and benefits:
Equity-based compensation	7,505	7,178	327	4.6	23,363	22,350	1,013	4.5
Salary, bonus and benefits	32,717	25,749	6,968	27.1	95,720	94,334	1,386	1.5
Profit sharing expense	352,967	159,811	193,156	120.9	844,570	377,952	466,618	123.5
Total compensation and benefits expense	393,189	192,738	200,451	104.0	963,653	494,636	469,017	94.8
Other expenses	21,025	17,151	3,874	22.6	69,765	61,818	7,947	12.9
Total Expenses	414,214	209,889	204,325	97.3	1,033,418	556,454	476,964	85.7
Other Income:
Income from equity method investments	23,574	24,981	(1,407)	(5.6)	58,295	57,432	863	1.5
Other income, net	6,649	2,866	3,783	132.0	9,153	2,935	6,218	211.9
Total Other Income	30,223	27,847	2,376	8.5	67,448	60,367	7,081	11.7
Economic Net Income	$538,761	$236,613	$302,148	127.7%	$1,374,601	$597,122	$777,479	130.2%

(1)
Reclassified to conform to current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

(2)
Included in unrealized carried interest income (loss) from affiliates was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million and $94.9 million with respect to Fund VI for the three and nine months ended September 30, 2012, respectively.

Revenues
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Advisory and transaction fees from affiliates, including directors' fees, termination fees and reimbursed broken deal costs decreased by $4.0 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to a decrease of $3.9 million in net advisory fees earned during the period driven by $3.1 million from Fund VI and $2.3 million from Fund V, partially offset by increases in other private equity funds. Fund VI’s decrease was mainly due to increased dispositions of advisory fee earning portfolio companies, such as Countrywide plc and Berry Plastics Group, Inc. which had initial public offerings in Q1 2013 and Q4 2012, respectively. The decrease in Fund V was primarily due to additional management fee offsets related to director fees recorded during the three months ended September 30, 2013. Included in advisory and transaction fees from affiliates is $2.5 million and $0.4 million recognized as a reversal of the Management Fee Offset for Fund V and Fund IV, respectively, and $4.8 million of additional Management Fee Offsets related to director fees, net of director fee income.
Management fees from affiliates decreased by $3.7 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to decreased management fees earned from Fund VII of $10.9 million due to a change in the management fee rate and basis from capital commitments to unrealized cost of investments that was triggered by the commencement of Fund VIII’s investment period. Fund VI’s management fees also decreased by $2.8 million due to lower invested capital during the three months ended September 30, 2013 as compared to the same period in 2012. This decrease was partially offset by Fund VIII, which launched in August 2013, and generated $10.5 million in management fees for the three months ended September 30, 2013.
Carried interest income from affiliates increased by $511.7 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to increases in carried interest income earned from Fund VI of $418.6 million, AAA Co-Invest VI of $88.9 million and Fund V of $13.7 million, partially offset by $16.1 million. Included in carried interest income from affiliates was an increase of $345.9 million mainly driven by increased dispositions of underlying portfolio investments held during the period by Fund VI and Fund VII of $195.0 million and $170.2 million, respectively, offset by decreases from Fund V and AAA Investments of $16.9 million and $2.3 million, respectively, during the period. The remaining increase relates to an increase in net unrealized carried interest income of $165.8 million driven by increases in the fair values of the underlying portfolio investments held during the period primarily by Fund VI, AAA Co-Invest VI and Fund V of $223.6 million, $88.9 million and $30.6 million, respectively, partially offset by a decrease in Fund VII of $186.2 million for the three months ended September 30, 2013 as compared to the same period in 2012. Fund VII’s decrease primarily resulted from the reversal of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Advisory and transaction fees from affiliates, including directors' fees, termination fees and reimbursed broken deal costs decreased by $22.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to a decrease of $16.5 million in net transaction and termination fees driven by Fund VII, Fund VI and ANRP. During the nine months ended September 30, 2013 and 2012, Fund VII earned net transaction and termination fees of $41.0 million and $49.7 million, respectively, a decrease of $8.7 million. During the 2012 period, the fees from Fund VII were driven by net transaction fees earned from EP Energy Corporation, Taminco Corporation and Great Wolf Resorts, Inc. of $47.0 million, whereas in the 2013 period, fees were driven by net transaction and termination fees earned from McGraw-Hill Education, Inc., Taminco Corporation and Constellium of $35.4 million. Fund VI's decrease was mostly due to net termination fees earned from Rexnord Corporation during the nine months ended September 30, 2012, versus zero termination fees earned as of September 30, 2013. The decrease in ANRP was mainly due to net transaction fees earned during the nine months ended September 30, 2012 from EP Energy Corporation of $4.0 million, versus $0.2 million earned from Talos Energy, LLC as of September 30, 2013.  Included in advisory and transaction fees from affiliates is $18.9 million and $0.4 million recognized as a reversal of the Management Fee Offset for Fund V and Fund IV, respectively, and $18.3 million of additional Management Fee Offsets related to director fees, net of director fee income.
Management fees from affiliates decreased by $7.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to decreased management fees earned from Fund VII of $10.9 million due to a change in management fee rate and basis from capital commitments to unrealized cost of investments that was triggered by the commencement of Fund VIII’s investment period. Also contributing to the decrease during the period were decreases of $11.4 million from AAA Investments and $5.5 million from Fund VI due to lower adjusted assets from the contribution of investments to Athene Holding Ltd. in connection with the AAA Transaction and lower invested capital, respectively. These decreases were partially offset by Fund VIII, which launched in August 2013 and generated $10.5 million in management fees, and the Investment Partnerships, which began earning fees in Q4 2012 as a result of the AAA Transaction and generated $7.3 million of management fees for the nine months ended September 30, 2013. Refer to notes 3 and 11 to our condensed consolidated financial statements for a complete summary of the AAA Transaction and fee arrangements related to management fees earned from the Investment Partnerships.

Carried interest income from affiliates increased by $1,277.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increases in carried interest income earned from Fund VI of $1,039.0 million, Fund VII of $166.3 million and AAA Co-Invest VI of $88.9 million, partially offset by a decrease of $32.9 million. Included in carried interest income from affiliates was an increase in realized carried interest income of $1,212.1 million mainly driven from increased dispositions of underlying portfolio investments held during the period by Fund VII, Fund VI and Fund V which resulted in realized carried interest income of $704.3 million, $456.4 million and $62.5 million, respectively, partially offset by $10.2 million from AAA Investments during the period. The remaining increase relates to an increase in net unrealized carried interest income of $65.5 million driven by increases in the fair values of the underlying portfolio investments held during the period primarily by Fund VI and AAA Co-Invest VI of $582.6 million and $88.9 million, respectively, partially offset by a decrease in Fund VII of $538.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Fund VII’s decrease primarily resulted from the reversal of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period.

Expenses
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Compensation and benefits expense increased by $200.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily a result of an increase of $193.2 million in profit sharing expense driven by an increase in carried interest income earned by certain of our private equity funds during the period. Also, salary, bonus and benefits and equity-based compensation increased by $7.0 million and $0.3 million, respectively, due to an due to an increase in headcount and accrued employee bonuses during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Other expenses increased by $3.9 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to increased professional fees due to higher external accounting, tax, audit, legal and consulting fees incurred during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Compensation and benefits expense increased by $469.0 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily a result of an increase of $466.6 million in profit sharing expense driven by an increase in carried interest income earned by certain of our private equity funds during the period. Also, salary, bonus and benefits and equity-based compensation increased by $1.4 million and $1.0 million, respectively, due to an increase in headcount and accrued employee bonuses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Other expenses increased by $7.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increased professional fees due to higher external accounting, tax, audit, legal and consulting fees incurred during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Other Income
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Income from equity method investments decreased by $1.4 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was driven by decreases in the fair values of our private equity investments held, primarily from Apollo's ownership interest in Fund VII which resulted in decreased income from equity method investments of $6.7 million during the three months ended September 30, 2013 as compared to the same period in 2012. The decrease in income from equity method investments was partially offset by increased income from the equity investments in Fund VI and AAA Investments of $2.5 million and $1.9 million, respectively, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Other income, net increased by $3.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and reduction of the tax receivable agreement liability due to a change in estimated tax rates. Please refer to note 11 to our condensed consolidated financial statements for more information on the tax receivable agreement.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Income from equity method investments increased by $0.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was driven by increases in the fair values of our private equity investments held, primarily from Apollo's ownership interest in Vantium A/B, C and D, Fund VI and AION which resulted in increased income from equity method investments of $1.6 million, $1.1 million and $1.0 million, respectively, during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in income from equity method investments was partially offset by a decrease of $2.9 million from the equity investments held in AAA Investments and Fund VII for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Other income, net increased by $6.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and reduction of the tax receivable agreement liability due to a change in estimated tax rates. Please refer to the note 11 to our condensed consolidated financial statements for more information on the tax receivable agreement.

Credit
The following tables set forth segment statement of operations information and ENI for our credit segment for the three and nine months ended September 30, 2013 and 2012, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interest with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates	$23,280	$—	$23,280	$5,552	$—	$5,552
Management fees from affiliates	87,023	—	87,023	80,839	—	80,839
Carried interest income from affiliates:						—
Unrealized (losses) gains(2)	—	(10,325)	(10,325)	—	187,047	187,047
Realized gains	9,117	104,827	113,944	9,664	41,648	51,312
Total Revenues	119,420	94,502	213,922	96,055	228,695	324,750
Expenses:
Compensation and Benefits:
Equity-based compensation	5,922	—	5,922	6,872		$6,872
Salary, bonus and benefits	39,691	—	39,691	31,666	—	31,666
Profit sharing expense(3)	—	69,262	69,262	—	73,822	73,822
Total compensation and benefits	45,613	69,262	114,875	38,538	73,822	112,360
Other expenses	34,440	—	34,440	37,446	—	37,446
Total Expenses	80,053	69,262	149,315	75,984	73,822	149,806
Other Income (Loss):
Net (losses) gains from investment activities	—	(7,114)	(7,114)	—	2,103	2,103
Income from equity method investments	—	6,755	6,755	—	16,795	16,795
Other income, net	15,232	2,480	17,712	7,490		7,490
Total Other Income	15,232	2,121	17,353	7,490	18,898	26,388
Non-Controlling Interests	(2,744)	—	(2,744)	(2,658)		(2,658)
Economic Net Income	$51,855	$27,361	$79,216	$24,903	$173,771	$198,674

(1)
Reclassified to conform to current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

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

(3)	Reclassified to conform to current presentation.

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates	$67,105	$—	$67,105	$17,550	$—	$17,550
Management fees from affiliates	261,774	—	261,774	207,861	—	207,861
Carried interest income from affiliates:						—
Unrealized gains(2)	—	4,079	4,079	—	318,624	318,624
Realized gains	28,197	258,432	286,629	28,464	77,615	106,079
Total Revenues	357,076	262,511	619,587	253,875	396,239	650,114
Expenses:
Compensation and Benefits:
Equity-based compensation	19,472	—	19,472	19,266		19,266
Salary, bonus and benefits	105,971	—	105,971	90,513	—	90,513
Profit sharing expense(3)	—	131,603	131,603	—	120,967	120,967
Total compensation and benefits	125,443	131,603	257,046	109,779	120,967	230,746
Other expenses	111,016		111,016	102,608	—	102,608
Total Expenses	236,459	131,603	368,062	212,387	120,967	333,354
Other Income:
Net losses from investment activities	—	(8,836)	(8,836)	—	(7,587)	(7,587)
Income from equity method investments	—	20,045	20,045	—	33,795	33,795
Other income, net	23,759	2,687	26,446	9,772	—	9,772
Total Other Income	23,759	13,896	37,655	9,772	26,208	35,980
Non-Controlling Interests	(9,462)	—	(9,462)	(6,505)		(6,505)
Economic Net Income	$134,914	$144,804	$279,718	$44,755	$301,480	$346,235

(1)
Reclassified to conform to current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

(2)
Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2012 is reversal of $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

(3)	Reclassified to conform to current presentation.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates	$23,280	$5,552	$17,728	319.3%	$67,105	$17,550	$49,555	282.4%
Management fees from affiliates	87,023	80,839	6,184	7.6	261,774	207,861	53,913	25.9
Carried interest income from affiliates:
Unrealized (losses) gain(2)	(10,325)	187,047	(197,372)	NM	4,079	318,624	(314,545)	(98.7)
Realized gains	113,944	51,312	62,632	122.1	286,629	106,079	180,550	170.2
Total carried interest income from affiliates	103,619	238,359	(134,740)	(56.5)	290,708	424,703	(133,995)	(31.6)
Total Revenues	213,922	324,750	(110,828)	(34.1)	619,587	650,114	(30,527)	(4.7)
Expenses:
Compensation and benefits
Equity-based compensation	5,922	6,872	(950)	(13.8)	19,472	19,266	206	1.1
Salary, bonus and benefits	39,691	31,666	8,025	25.3	105,971	90,513	15,458	17.1
Profit sharing expense(3)	69,262	73,822	(4,560)	(6.2)	131,603	120,967	10,636	8.8
Total compensation and benefits	114,875	112,360	2,515	2.2	257,046	230,746	26,300	11.4
Other expenses	34,440	37,446	(3,006)	(8.0)	111,016	102,608	8,408	8.2
Total Expenses	149,315	149,806	(491)	(0.3)	368,062	333,354	34,708	10.4
Other Income:
Net (losses) gains from investment activities	(7,114)	2,103	(9,217)	NM	(8,836)	(7,587)	(1,249)	16.5
Income from equity method investments	6,755	16,795	(10,040)	(59.8)	20,045	33,795	(13,750)	(40.7)
Other income, net	17,712	7,490	10,222	136.5	26,446	9,772	16,674	170.6
Total Other Income	17,353	26,388	(9,035)	(34.2)	37,655	35,980	1,675	4.7
Non-Controlling Interests	(2,744)	(2,658)	(86)	3.2	(9,462)	(6,505)	(2,957)	45.5
Economic Net Income	$79,216	$198,674	$(119,458)	(60.1)%	$279,718	$346,235	$(66,517)	(19.2)%

(1)
Reclassified to conform to current presentation See note 14 to our condensed consolidated financial statements for more detail on the reclassification of ENI between the private equity and credit segments.

(2)
Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. Included in unrealized carried interest income from affiliates for the three and nine months ended September 30, 2012 is reversal of $14.4 million and $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

(3)	Reclassified to conform to current presentation.
Revenues
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Advisory and transaction fees from affiliates increased by $17.7 million, or 319.3%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Gross advisory and transaction fees, including directors’ fees, were $26.6 million and $12.9 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $13.7 million, or 106.2%. Net advisory fees earned were $22.8 million and $4.7 million during the three months ended September 30, 2013 and 2012, respectively, which was mainly driven by an increase in monitoring fees based on Athene capital and surplus of $18.5 million. Net transaction fees earned were $0.4 million and $0.9 million during the three months ended September 30, 2013 and 2012, respectively. The decrease of $0.5 million in net transaction fees is primarily driven by decreases of $0.4 million and $0.3 million related to portfolio investments of EPF I and EPF II, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets which totaled $3.3 million and $7.3 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of $4.0 million or 54.8%.

Management fees from affiliates increased by $6.2 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to increases in management fees earned from Athene, ACF, AIF, and EPF I of $7.5 million, $1.8 million, $1.0 million, and $0.8 million, respectively during the three months ended September 30, 2013 compared to the same period in 2012. The increase in management fees was partially offset by a $2.6 million decrease in fees generated from COF II and a $2.0 million decrease in fees generated from SVF, compared to the same period in 2012. The remaining change was attributable to other credit funds, collectively, which contributed to a decrease of $0.3 million in management fees during the three months ended September 30, 2013 compared to the same period in 2012.
Carried interest income from affiliates decreased by $134.7 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to lower carried interest income related to COF I of $54.1 million, ACLF of $32.6 million, CLOs of $27.0 million, and COF II of $14.3 million, offset by higher carried interest income related to EPF I of $18.0 million, for the three months ended September 30, 2013 compared to the same period in 2012. Included in carried interest income from affiliates was realized carried interest income which increased by $62.6 million, primarily resulting from increased dividends, interest income, and dispositions of portfolio investments held by COF I of $31.7 million, ACLF of $28.6 million, and CLOs of $8.0 million as compared to the same period in 2012. The remaining change was attributable to other credit funds, which in aggregate contributed to a decrease of $5.7 million in realized carried interest income. The increase in realized carried interest income was offset by a $197.4 million increase in net unrealized carried interest loss. This offset primarily resulted from reversals of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by COF I, ACLF, and CLOs.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Advisory and transaction fees from affiliates increased by $49.6 million, or 282.4%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Gross advisory and transaction fees, including directors’ fees, were $79.1 million and $38.5 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $40.6 million, or 105.5%. Net advisory fees earned were $65.7 million and $12.8 million during the nine months ended September 30, 2013 and 2012, respectively, which was mainly driven by an increase in monitoring fees based on Athene capital and surplus of $52.9 million. Net transaction fees earned were $1.4 million and $4.8 million during the nine months ended September 30, 2013 and 2012, respectively. The decrease of $3.4 million in net transaction fees is primarily driven by decreases of $2.2 million and $0.9 million related to portfolio investments of EPF I and EPF II, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets which totaled $12.0 million and $20.9 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $8.9 million or 42.6%.
Management fees from affiliates increased by $53.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increases in management fees earned from Athene , EPF II, CLOs and ACF of $24.9 million, $21.0 million, $10.7 million, and $7.5 million, respectively, during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in management fees was partially offset by a $5.8 million decrease in fees generated from SVF compared to the same period in 2012. In addition, there were decreases in management fees from COF II and COF I of $5.3 million and $2.2 million for the nine months ended September 30, 2013, respectively, compared with the same period in 2012. The remaining change was attributable to other credit funds, which contributed to an increase of $3.1 million in management fees during the nine months ended September 30, 2013 compared to the same period in 2012.
Carried interest income from affiliates decreased by $134.0 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to lower carried interest income related to COF I of $77.2 million, COF II of $43.2 million, CLOs of $41.1 million, and ACLF of $36.2 million, offset by an increase in carried interest income related to EPF I of $28.9 million and SOMA of $22.4 million, for the nine months ended September 30, 2013 compared to the same period in 2012. Included in carried interest income from affiliates was realized carried interest income which increased by $180.6 million for the period, primarily resulting from increased dividends, interest income, and dispositions of portfolio investments held by COF I of $88.6 million, EPF I of $33.0 million, ACLF of $28.6 million, CLOs of $15.1 million, and VIF of $7.2 million. The remaining change was attributable to other credit funds, which in the aggregate contributed an increase of $8.0 million in realized carried interest income. The increase in realized carried interest income was offset by a $314.5 million decrease in net unrealized carried interest income. This primarily resulted from reversals of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by COF I, ACLF, CLOs and COF II. This was offset by an increase in unrealized carried interest income from SOMA of $21.9 million.
Expenses
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Compensation and benefits expense increased by $2.5 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The change was primarily due to an increase in salary, bonus, and benefits of $8.0 million during the period, due to increased headcount, offset by a decrease in profit-sharing expense of $4.6 million, during the three months ended September 30, 2013 as compared to the same period in 2012. Included in the profit sharing expense is expenses relating to the Incentive Pool, with expenses of $9.0 million and $10.1 million for the three months ended September 30, 2013 and 2012, respectively.
Other expenses decreased by $3.0 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The change was driven by a $2.5 million decrease in general and administration expenses and a $1.7 million decrease in placement fees mainly relating to EPF II. The change is offset by an increase of $1.2 million in professional fees, attributable to higher external information technology, tax, and audit fees, during the three months ended September 30, 2013 as compared to the same period in 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Compensation and benefits expense increased by $26.3 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The change was primarily due to an increase in salary, bonus, and benefits of $15.5 million during the period, due to increased headcount, and an increase in profit-sharing expense of $10.6 million during the period. Included in the profit sharing expense is expenses relating to the Incentive Pool, with expenses of $26.0 million and $25.1 million for the nine months ended September 30, 2013 and 2012, respectively.
Other expenses increased by $8.4 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The change was driven by a $6.5 million increase in professional fees, attributable to higher external information technology, legal, and tax fees, during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Also included in the change was a $1.7 million increase in placement fees primarily driven by a $1.0 million increase due to ACF.
Other Income
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Net losses from investment activities increased by $9.2 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was related to an decrease in unrealized income resulting from the change in the fair value of the investment in HFA as of September 30, 2013 as compared to the same period in 2012.
Other income increased by $10.2 million during the three months ended September 30, 2013, as compared to September 30, 2012, primarily due to a reduction of the tax receivable agreement liability due to a change in estimated tax rates and a $2.5 million unrealized gain on Athene-related derivative contracts (see note 11 to our condensed consolidated financial statements).
Income from equity method investments decreased by $10.0 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I and ACLF which resulted in decreases in income from equity method investments of $7.2 million, and $1.2 million, respectively, during the three months ended September 30, 2013 as compared to the same period in 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net losses from investment activities increased by $1.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was related to an decrease in unrealized income resulting from the change in the fair value of the investment in HFA as of September 30, 2013 as compared to the same period in 2012.
Other income increased by $16.7 million during the nine months ended September 30, 2013, as compared to September 30, 2012, mainly due to a reduction of the tax receivable agreement liability due to a change in estimated tax rates, and a $2.7 million unrealized gain on Athene-related derivative contracts (see note 11 to our condensed consolidated financial statements).
Income from equity method investments decreased by $13.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I and COF II which resulted in decreases in income from equity method investments of $10.2 million and $3.6 million respectively, during the nine months ended September 30, 2013 as compared to the same period in 2012.
Real Estate
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three and nine months ended September 30, 2013 and 2012. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$36	$—	$36	$—	$—	$—
Management fees from affiliates	13,378	—	13,378	10,947	—	10,947
Carried interest income from affiliates:
Unrealized gains	—	3,306	3,306	—	4,813	4,813
Realized gains	—	1	1	—	—	—
Total Revenues	13,414	3,307	16,721	10,947	4,813	15,760
Expenses:
Compensation and Benefits:
Equity-based compensation	3,150	—	3,150	2,577	—	2,577
Salary, bonus and benefits	8,858	—	8,858	7,232	—	7,232
Profit sharing expense	—	2,313	2,313	—	4,164	4,164
Total compensation and benefits	12,008	2,313	14,321	9,809	4,164	13,973
Other expenses	7,135	—	7,135	4,481	—	4,481
Total Expenses	19,143	2,313	21,456	14,290	4,164	18,454
Other Income:
Income from equity method investments	—	847	847	—	241	241
Other income, net	795	—	795	707		707
Total Other Income	795	847	1,642	707	241	948
Economic Net (Loss) Income	$(4,934)	$1,841	$(3,093)	$(2,636)	$890	$(1,746)

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$2,434	$—	$2,434	$592	$—	$592
Management fees from affiliates	40,175	—	40,175	34,200		34,200
Carried interest income from affiliates:
Unrealized (losses) gains	—	(2,535)	(2,535)		6,460	6,460
Realized gains	—	513	513		4,279	4,279
Total Revenues	42,609	(2,022)	40,587	34,792	10,739	45,531
Expenses:
Compensation and Benefits:
Equity-based compensation	7,850	—	7,850	8,057	—	8,057
Salary, bonus and benefits	22,253	—	22,253	19,819	—	19,819
Profit sharing expense	—	(767)	(767)	—	7,761	7,761
Total compensation and benefits	30,103	(767)	29,336	27,876	7,761	35,637
Other expenses	20,541	—	20,541	17,416	—	17,416
Total Expenses	50,644	(767)	49,877	45,292	7,761	53,053
Other Income:
Income from equity method investments	—	1,542	1,542	—	660	660
Other income, net	2,188	—	2,188	1,068	—	1,068
Total Other Income	2,188	1,542	3,730	1,068	660	1,728
Economic Net (Loss) Income	$(5,847)	$287	$(5,560)	$(9,432)	$3,638	$(5,794)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates	$36	$—	$36	NM	$2,434	$592	$1,842	311.1%
Management fees from affiliates	13,378	10,947	2,431	22.2%	40,175	34,200	5,975	17.5
Carried interest income from affiliates:
Unrealized (losses) gains	3,306	4,813	(1,507)	(31.3)	(2,535)	6,460	(8,995)	NM
Realized gains	1	—	1	NM	513	4,279	(3,766)	(88.0)
Total carried interest income from affiliates	3,307	4,813	(1,506)	(31.3)	(2,022)	10,739	(12,761)	(118.8)
Total Revenues	16,721	15,760	961	6.1	40,587	45,531	(4,944)	(10.9)
Expenses:
Compensation and Benefits:
Equity-based compensation	3,150	2,577	573	22.2	7,850	8,057	(207)	(2.6)
Salary, bonus and benefits	8,858	7,232	1,626	22.5	22,253	19,819	2,434	12.3
Profit sharing expense	2,313	4,164	(1,851)	(44.5)	(767)	7,761	(8,528)	(109.9)
Total compensation and benefits	14,321	13,973	348	2.5	29,336	35,637	(6,301)	(17.7)
Other expenses	7,135	4,481	2,654	59.2	20,541	17,416	3,125	17.9
Total Expenses	21,456	18,454	3,002	16.3	49,877	53,053	(3,176)	(6.0)
Other Income:
Income from equity method investments	847	241	606	251.5	1,542	660	882	133.6
Other income (loss), net	795	707	88	12.4	2,188	1,068	1,120	104.9
Total Other Income (Loss)	1,642	948	694	73.2	3,730	1,728	2,002	115.9
Economic Net (Loss) Income	$(3,093)	$(1,746)	$(1,347)	(77.1)%	$(5,560)	$(5,794)	$234	(4.0)%

Revenues
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Management fees increased by $2.4 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Of this increase, $0.6 million was due to management fees earned from certain sub-advisory agreements and due to 2012 CMBS-I Fund, L.P. and 2012 CMBS-II Fund, L.P., which began generating fees in the third quarter of 2012. Additionally, subsequent to September 30, 2012, ARI and AGRE Debt Fund I, L.P. raised additional fee generating capital, which resulted in higher management fees earned during the period of $1.5 million. The increase in management fees was partially offset by a decrease in management fees earned from the CPI funds of $0.3 million as a result of the realization of underlying investments during the three months ended September 30, 2013 as compared to the same period in 2012.
Carried interest income from affiliates decreased by $1.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to a decrease of $1.5 million in net unrealized carried interest driven by a decrease in the fair values of the underlying portfolio investments held during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Advisory and transaction fees from affiliates increased by $1.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was attributable to additional capital raised and invested for which transaction fees were earned during the period.
Management fees increased by $6.0 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Of this increase, $3.0 million was due to management fees earned from certain sub-advisory agreements and due to 2012 CMBS-I Fund, L.P. and 2012 CMBS-II Fund, L.P., which began generating fees in the third quarter of 2012. Additionally, subsequent to September 30, 2012, ARI and AGRE Debt Fund I, L.P. raised additional fee generating capital which resulted in higher management fees earned during the period of $4.6 million. The increase in management fees was partially offset by a decrease in management fees earned from the CPI funds of $1.3 million as a result of the realization of underlying investments during the nine months ended September 30, 2013 as compared to the same period in 2012. Further offsetting the increase was a decrease of $0.8 million from AGRE U.S. Real Estate Fund, L.P. which generated higher management fees during the second quarter of 2012 due to new commitments to the fund for which the management fees were calculated retrospectively back to the initial closing date of the fund.

Carried interest income from affiliates decreased by $12.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to a $9.0 million decrease in net unrealized carried interest driven by a decrease in the fair values of the underlying portfolio investments held during the nine months ended September 30, 2013 as compared to the same period in 2012. Also driving the change in carried interest income from affiliates was a decrease in realized gains of $3.8 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Expenses
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Compensation and benefits increased by $0.3 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to an increase of $1.6 million in salary, bonus and benefits driven by increases in accrued employee bonuses during the period. Also, equity-based compensation expense increased by $0.6 million due to an increase in equity-based awards during the period as compared to the same period in 2012. These increases were offset by a decrease in profit sharing expense of $1.9 million driven by decreased carried interest income earned from our real estate funds during the period. Included in profit sharing expense was a decrease of $0.3 million related to the Incentive Pool for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Other expenses increased by $2.7 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was primarily attributable to increased professional fees of $2.3 million due to higher external accounting, tax, audit, legal and consulting fees incurred during the period. Also, general and administrative expenses increased by $0.4 million due to increased information technology expenses during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Compensation and benefits decreased by $6.3 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to a decrease in profit sharing expense of $8.5 million driven by the decreased carried interest income earned from our real estate funds during the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease was offset by an increase of $2.4 million in salary, bonus and benefits mainly driven by increases in accrued employee bonuses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Included in profit sharing expense was a decrease of $0.1 million related to the Incentive Pool for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Other expenses increased by $3.1 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to increased professional fees of $2.6 million due to higher external accounting, tax, audit, legal and consulting fees incurred during the period. Also, general and administrative expenses increased by $2.1 million driven by higher fund-related organizational expenses incurred during the period as compared to the same period in 2012.
Other Income
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Income from equity method investments increased by $0.6 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This change was driven by an increase of $0.7 million in income from equity method investments in AGRE U.S. Real Estate Fund, L.P., offset by decreased income from equity method investments of $0.1 million from Apollo's ownership interest in ARI.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Income from equity method investments increased by $0.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily driven by an increase of $1.1 million in income from equity method investments in AGRE U.S. Real Estate Fund, L.P., partially offset by decreased income from equity method investments of $0.3 million from Apollo's ownership interest in ARI.
Other income, net increased by $1.1 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This change was primarily attributable to gains resulting from the settlement of the contingent consideration relating to CPI during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Also contributing to the increase were gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and reduction of the tax receivable agreement liability due to a change in estimated tax rates. Please refer to the note 11 in the condensed consolidated financial statements for additional information on the tax receivable agreement.

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three and nine months ended September 30, 2013 and 2012, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates	$28,962	$15,150	$141,465	$112,412
Management fees from affiliates	165,202	160,246	498,706	446,676
Carried interest income from affiliates	9,117	9,664	28,197	28,464
Total Revenues	203,281	185,060	668,368	587,552
Expenses:
Equity-based compensation	16,577	16,627	50,685	49,673
Salary, bonus and benefits	81,266	64,647	223,944	204,666
Interest expense	7,179	7,530	22,291	29,083
Professional fees(1)	18,430	10,895	55,383	38,736
General, administrative and other(2)	21,316	23,899	69,775	65,736
Placement fees	3,184	4,292	15,662	13,344
Occupancy	9,849	9,672	29,803	27,360
Depreciation and amortization	2,642	2,790	8,408	7,583
Total Expenses	160,443	140,352	475,951	436,181
Other Income:
Interest income	2,960	2,812	8,317	5,925
Other income, net	19,716	8,251	26,783	7,850
Total Other Income	22,676	11,063	35,100	13,775
Non-Controlling Interests	(2,744)	(2,658)	(9,462)	(6,505)
Economic Net Income	$62,770	$53,113	$218,055	$158,641

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

The financial performance of our incentive business, which is dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements, includes carried interest income, income from equity method investments and profit sharing expenses that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Incentive Business
Revenues:
Carried interest income from affiliates:
Unrealized gains(1)	$311,218	$344,299	$507,728	$765,802
Realized gains	638,896	229,806	1,824,649	435,500
Total Revenues	950,114	574,105	2,332,377	1,201,302
Expenses:
Profit sharing expense:
Unrealized profit sharing expense	165,247	124,687	218,453	292,240
Realized profit sharing expense	259,295	113,110	756,953	214,440
Total Profit Sharing Expense(3)	424,542	237,797	975,406	506,680
Other Income:
Other income, net	2,403	—	2,687	—
Net losses from investment activities(2)	(7,114)	2,103	(8,836)	(7,587)
Income from equity method investments	31,253	42,017	79,882	91,887
Total Other Income	26,542	44,120	73,733	84,300
Economic Net Income	$552,114	$380,428	$1,430,704	$778,922

(1)
Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2013 was reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. Included in unrealized carried interest income (loss) from affiliates was reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $26.4 million and $94.9 million with respect to Fund VI for the three months and nine months ended September 30, 2012, and reversal of $14.4 million and $14.2 million of the general partner obligation to return previously distributed carried interest income with respect to SOMA for the three and nine months ended September 30, 2012. Included in unrealized profit sharing expense is reversal of previously realized profit sharing expense for the amounts receivable from Contributing Partners and certain employees due to the general partner obligation to return previously distributed carried interest income of $8.7 million and $32.4 million for Fund VI, for the three and nine months ended September 30, 2012, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the balance sheet date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(2)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

(3)	Reclassified to conform to current presentation.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of ENI to Net Income Attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$1,153,395	$759,165	$3,000,745	$1,788,854
Expenses	584,985	378,149	1,451,357	942,861
Other income	49,218	55,183	108,833	98,075
Non-Controlling Interests	(2,744)	(2,658)	(9,462)	(6,505)
Economic Net Income	614,884	433,541	1,648,759	937,563
Non-cash charges related to equity-based compensation	(4,235)	(127,780)	(58,901)	(385,714)
Income tax provision	(47,204)	(21,917)	(83,922)	(47,127)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(360,782)	(187,276)	(972,511)	(335,836)
Amortization of intangible assets	(10,147)	(13,777)	(33,194)	(29,438)
Net Income Attributable to Apollo Global Management, LLC	$192,516	$82,791	$500,231	$139,448

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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	September 30, 2013		December 31, 2012
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
AMH Credit Agreement	$728,273	4.04%	$728,273	4.95%	(1)
CIT secured loan agreements	—	—	9,545	3.47%
Total Debt	$728,273	4.04%	$737,818	4.93%

(1)	Includes the effect of interest rate swaps.
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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are summarized and discussed within the table and corresponding commentary below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating Activities	$927,029	$460,433
Investing Activities	87,296	(134,982)
Financing Activities	(822,954)	(316,992)
Net Increase in Cash and Cash Equivalents	$191,371	$8,459
Operating Activities
Net cash provided by operating activities was $927.0 million during the nine months ended September 30, 2013. During this period, there was $1,643.8 million in net income. Additional adjustments to reconcile cash provided by operating activities during the nine months ended September 30, 2013 included $109.6 million of equity-based compensation, a $172.8 million increase in profit sharing payable, $203.4 million of unrealized losses on debt of the consolidated VIEs and $6,867.8 million in proceeds from sales of investments primarily held by the consolidated VIEs. These favorable cash adjustments were offset by a $453.8 million increase in carried interest receivable, $7,968.8 million of net purchases of investments held by the consolidated VIEs, a $297.0 million increase in other assets of the consolidated VIEs and $139.6 net realized gain on debt.
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
Investing Activities
Net cash provided by investing activities was $87.3 million for the nine months ended September 30, 2013, which was primarily comprised of $156.7 million relating cash distributions received from equity method investments offset by $64.2 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, COF III, Franklin Fund, EPF I, AESI, ACSP, AION and EPF II. Cash distributions from equity method investments were primarily related to Fund VII, Fund VI, COF I, COF II, Vantium C, AESI and EPF II.
Net cash used in investing activities was $135.0 million for the nine months ended September 30, 2012, which was primarily comprised of $99.2 million relating to the acquisition of Stone Tower, $82.0 million of cash distributions received from equity method investments primarily offset by $109.1 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, AINV and EPF II. Cash distributions from equity method investments were primarily related to Fund VII, COF I, COF II, EPF I and ACLF.
Financing Activities
Net cash used in financing activities was $823.0 million for the nine months ended September 30, 2013, which was primarily comprised of $2,095.7 million of debt issued by consolidated VIEs and $489.3 million of contributions from Non-Controlling Interest in consolidated VIEs offset by $139.1 million of distributions paid by consolidated VIEs, $1,850.4 million in repayment of debt held by consolidated VIEs, $744.2 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $83.9 million of distributions paid to Non-Controlling Interests in consolidated VIEs, $428.6 million in distributions paid, $62.3 million related to the purchase of AAA units, and $80.7 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs.
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

Distributions
The table below presents the declaration, payment and determination of the amount of quarterly distributions which are at the sole discretion of the Company (in millions, except per share amounts):

Distributions Declaration Date	Distributions per Class A Share Amount	Distributions Payment Date	Distributions to AGM Class A Shareholders	Distributions to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 10, 2012	$0.46	February 29, 2012	$58.1	$110.4	$168.5	$10.3
May 8, 2012	0.25	May 30, 2012	31.6	60.0	91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6	88.8	5.3
November 9, 2012	0.40	November 30, 2012	52.0	96.0	148.0	9.4
For the year ended December 31, 2012	$1.35		$172.9	$324.0	$496.9	$31.2
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0	$390.7	$25.0
May 6, 2013	0.57	May 30, 2013	80.8	131.8	212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2	494.9	30.8
For the nine months ended September 30, 2013	$2.94		$409.2	$689.0	$1,098.2	$70.1
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
For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan is to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. AIE I management fees were terminated on August 23, 2012 as the fund received a majority vote from shareholders to approve the wind down resolution to terminate the management agreement. Management elected not to seek shareholder approval for a one-year extension and currently aims to wind up the fund in a quick and cost efficient manner. Management anticipates that all related corporate entities will be dissolved by the end of 2013 and a final distribution will be made to shareholders of remaining cash, if any, in the fourth quarter of 2013. However, there can be no assurances that this time frame will be met.
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
Athene

During 2009, Athene Holding Ltd. was founded to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding Ltd. is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding Ltd. provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity indexed annuities.

On December 21, 2012, Athene Holding Ltd. entered into an agreement with Aviva USA to acquire the U.S. annuity operations of Aviva USA. The transaction closed on October 2, 2013 and following the closing of the transaction, Athene is estimated to be one of the largest fixed annuity companies in the United States.

AAA Investments, through its subsidiaries, owns the majority of the economic equity in Athene Holding Ltd. During the fourth quarter of 2012, AAA and AAA Investments consummated a transaction whereby a wholly-owned subsidiary of AAA Investments contributed substantially all of its investments to Athene Holding Ltd. in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”). Following receipt of required regulatory consents, AAA Investments transferred its remaining investments to Athene Holding Ltd. on July 29, 2013. After the AAA Transaction, Athene Holding Ltd. was AAA’s only material investment and as of September 30, 2013 and December 31, 2012, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. with an approximate 72.5% and 77.2%, respectively, economic ownership stake (without giving to effect to restricted common shares issued under Athene’s management equity plan and conversion of AAA Investments note receivable), and effectively 45% of the voting power of Athene. As of September 30, 2013, Apollo did not own any equity in Athene directly. Apollo owns approximately 2.7% of AAA as of September 30, 2013.

Apollo, through its consolidated subsidiary, Athene Asset Management LLC (“Athene Asset Management”), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of September 30, 2013, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $16.4 billion of total AUM as of September 30, 2013 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $7.1 billion, or approximately 40%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Apollo expects this percentage to increase over time provided that it continues to perform successfully in providing asset management services to Athene. Pro forma for the acquisition of Aviva USA, Athene Asset Management would have had approximately $60 billion of total AUM in the Athene Accounts as of September 30, 2013. Pro forma for the acquisition of Aviva USA, the $7.1 billion of assets in the Athene Accounts that were sub-advised or invested in Apollo funds and investment vehicles, would have represented approximately 10% of Apollo’s AUM in the Athene Accounts at September 30, 2013. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. Accordingly, Apollo's pro forma AUM for the acquisition of Aviva USA, at September 30, 2013 would be approximately $157 billion, with more than $100 billion in its credit segment.

Athene Asset Management receives a gross management fee equal to 0.40% per annum on all AUM in the Athene Accounts, with certain limited exceptions. In addition, the Company receives sub-advisory fees with respect to a portion of the assets in the Athene Accounts.

In connection with the AAA Transaction, a subsidiary of AAA Investments contributed three Investment Partnerships to Athene. The Investment Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction. The quarterly management fee is calculated and paid by the Investment Partnerships in arrears in an aggregate amount equal to one-fourth of (i) all Adjusted Assets up to and including $3 billion multiplied by 1.25% plus (ii) all Adjusted Assets in excess of $3 billion multiplied by 1.0%. “Adjusted Assets” means an amount equal to (i) the value of the gross assets of such Investment Partnership minus (ii) the sum of (w) the amount of any undistributed carried interest payable by such investment partnerships, (x) an amount equal to the value of the Temporary Investments (as defined in the relevant services agreement) held by such investment partnerships, (y) an amount equal to the Capital Invested in Apollo Funds (as defined in the relevant services agreement) by such Investment Partnerships and (z) an amount equal to the liquidity discount applied by the Company in respect of its investments in such Investment Partnerships (provided such liquidity discount may not exceed 22.5% of the value of the assets contributed by AAA). With respect to capital invested in an Apollo fund, Apollo receives management fees directly from the relevant funds under the investment management agreements with such funds and not pursuant to the services agreement with the Investment Partnerships.

In addition, carried interest is payable by the Investment Partnerships with respect to each investment or group of investments (as specified in the particular partnership agreement), at a rate of 20% of the profit of such investment or group of investments, subject to applicable hurdle rates. Each investment or group of investments is treated separately for the purposes of calculating carried interest. The contributed assets also included certain investments in funds managed by Apollo, carried interest on which is assessed at the fund level.

Under an amended services contract with Athene and Athene Life Re Ltd., effective February 6, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding Ltd. that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the AAA Transaction (the “Excluded Athene Shares”), at the end of each quarter through

December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. All such monitoring fees are paid pursuant to a derivative contract between Athene and Apollo. Each quarter, monitoring fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding Ltd. are valued based on fair value. At Athene’s option, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding Ltd. or cash equal to the fair value of such shares of Athene Holding Ltd. at the time of settlement. Settlement occurs on the earlier of a change in control of Athene or October 31, 2017. For the three and nine months ended September 30, 2013, Apollo earned $22.2 million and $62.9 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, Apollo earned $3.7 million and $10.0 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates in the condensed consolidated statements of operations. As of September 30, 2013, Apollo had a $65.6 million receivable, which is accounted for as a derivative (as described above), recorded in due from affiliates on the condensed consolidated statements of financial condition.

For the three and nine months ended September 30, 2013, Apollo earned in the aggregate $117.5 million and $224.1 million of management fees, sub-advisory fees, monitoring fees and carried interest income, respectively, from Athene, after considering the related profit sharing expense which is recorded in the condensed consolidated statement of operations.  For the three and nine months ended September 30, 2012, Apollo earned in the aggregate $26.2 million and $58.7 million of management fees, sub-advisory fees, monitoring fees and carried interest income, respectively, from Athene after considering the related profit sharing expense which is recorded in the condensed consolidated statements of operations. In addition, as described below, Apollo also earned management fees under the amended services contract with AAA Service Agreement and carried interest income earned from AAA Investments investment in Athene Holding Ltd.
In accordance with the Amended AAA Service Agreement, Apollo receives a management fee for managing the assets of AAA Investments. In connection with the consummation of the AAA Transaction, on October 31, 2012, the services agreement was amended. Pursuant to the amendment, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that AAA Investment’s obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). Apollo is entitled to receive a formulaic unwind of its management fee in the event that AAA makes a tender offer for all or substantially all of its outstanding units where the consideration is to be paid in shares of Athene Holding Ltd. (or if AAA accomplishes a similar transaction using an alternative structure that is no less favorable in all material respects to the AAA unitholders as a whole), up to a cap of $30.0 million if the tender offer or similar transaction commences in 2013, $25.0 million if the tender offer or similar transaction commences in 2014, $20.0 million if the tender offer or similar transaction commences in 2015 and zero if the tender offer or similar transaction commences in 2016 or thereafter. All such management fees are paid pursuant to a derivative contract between the AAA Investments and Apollo. Each quarter, management fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding Ltd. are valued based on fair value. At the option of AAA Investments, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding Ltd. or cash equal to the fair value of such shares of Athene Holding Ltd. at the time of settlement. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. As of September 30, 2013 and December 31, 2012, Apollo had a receivable of $10.2 million and $2.0 million, respectively, related to the amended services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo, which is recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fees earned by Apollo, related to this amended services agreement for the three and nine months ended September 30, 2013, were $3.4 million (of which $0.5 million related to the derivative component, as described below) and $9.0 million (of which $1.7 million related to the derivative component, as described above), respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations. The total management fees earned by Apollo related to this amended services agreement for the three and nine months ended September 30, 2012, were $4.3 million and $13.1 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.

In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest payable to Apollo will be paid in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding Ltd., or paid in cash if AAA sells the shares of Athene Holding Ltd. For the three and nine months ended September 30, 2013, the Company recognized $5.4 million and $12.7 million, respectively, from AAA Investments’ investment in Athene after considering the related profit sharing expense which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company recognized $2.7 million and

$7.5 million, respectively, from AAA Investments, after considering the related profit sharing expense which is recorded in the condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the Company had an $80.3 million and a $69.0 million receivable, respectively, related to AAA Investments. As of September 30, 2013 and December 31, 2012, the Company had a related profit sharing payable of $36.9 million and $33.1 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of condition.
The amended services contract with Athene and Athene Life Re Ltd and the Amended AAA Service Agreement together with related derivative contracts issued pursuant to the amended contracts meet the definition of a derivative under U.S. GAAP. The Company has classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The value of these derivatives is determined by multiplying the Athene share equivalents by the estimated price per share of Athene.
The change in market value of these derivatives is reflected in other income, net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, there was $2.9 million and $3.2 million of changes in market value recognized related to these derivatives.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. Through September 30, 2013, the Company has reduced fees charged to CalPERS on the funds it manages by approximately $80.6 million.
The Company granted approximately 0.6 million RSUs during the nine months ended September 30, 2013. The average estimated fair value per share on the grant date was $20.25 per RSU with a total fair value of the grants of $12.8 million at September 30, 2013. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $14.0 million, $38.9 million, $23.5 million, $10.6 million, $5.0 million, $3.2 million and $0.3 during the years ended December 31, 2013, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.
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
Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partner of such funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, to the extent of their ownership interest, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the shareholders agreement dated July 13, 2007 (the "Shareholders Agreement”), we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
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
On August 12, 2013, the Company issued 1,886,043 Class A shares in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 38.0% to 38.3%.
On August 29, 2013, the Company issued 2,392 Class A shares in settlement of share options. This issuance did not cause a material change to the Company’s ownership interest in the Apollo Operating Group.

On November 7, 2013, the Company declared a cash distribution of $1.01 per Class A share, which will be paid on November 29, 2013 to holders of record on November 22, 2013.
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
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of September 30, 2013 and December 31, 2012.
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
Except for the Company’s debt obligation related to the AMH Credit Agreement (as defined in note 8 to the condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 8 to the condensed consolidated financial statements, the Company’s long term debt obligation related to the AMH Credit Agreement is believed to have an estimated fair value of approximately $770.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of September 30, 2013. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the AMH Credit Agreement would be categorized as a Level III liability in the fair-value hierarchy.
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
Compensation and Benefits
Compensation and benefits include salaries, bonuses and benefits, profit sharing expense and equity-based compensation.
Salaries, Bonus and Benefits. Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are accrued over the related service period.
Also included within salaries, bonus and benefits is the expense related to profits interests issued to certain employees whereby they are entitled to a share in earnings of and any appreciation of the value in a subsidiary of the Company during their term of employment. The expense related to these profits interests is recognized ratably over the requisite service period and thereafter will be recognized at the time the distributions are determined.
From time to time, the Company may assign profits interests received in lieu of management fees to certain investment professionals. Such assignments of profits interests are treated as compensation and benefits when assigned.
The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the nine months ended September 30, 2013 and for the years ended December 31, 2012, 2011 and 2010.
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, movements in the fair value of the underlying investments in the funds we manage and advise affect the profit sharing expense. As of September 30, 2013, our total private equity investments were approximately $24.0 billion. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified.
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

Contractual Obligations, Commitments and Contingencies
As of September 30, 2013, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$9,196	$37,470	$36,628	$35,583	$33,046	$75,500	$227,423
Other long-term obligations(2)	3,342	4,828	1,655	1,276	1,080	—	12,181
AMH Credit Agreement(3)	7,248	83,950	76,931	24,931	623,474	—	816,534
Obligations as of September 30, 2013	$19,786	$126,248	$115,214	$61,790	$657,600	$75,500	$1,056,138

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $12.0
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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity fund, each credit fund and each real estate fund as of September 30, 2013 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,185.3		NM (11)	$335.3	NM (11)	$1,185.3		$335.3
Fund VII	467.2	(1)	3.18	177.8	1.21	116.0	(1)	42.6
Fund VI	246.2		2.43	6.1	0.06	19.4		0.4
Fund V	100.0		2.67	0.5	0.01	6.3		—	(2)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(2)
Fund III	100.6		6.71	—	—	15.5		—
ANRP	426.1	(1)	32.21	10.1	0.76	302.8	(1)	7.4
AION	127.7		46.09	27.7	10.00	116.4		25.1
APC	157.4		75.89	0.1	0.05	122.6		0.1
Credit:
EPF I(3)	363.4	(5)	20.74	23.9	1.37	55.3	(4)	5.2
EPF II(3)	415.9		11.41	69.1	1.90	343.5		58.4
SOMA(6)	—		—	—	—	—		—
COF I	451.1	(7)	30.38	29.7	2.00	237.4	(7)	4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
COF III	285.7		64.91	10.7	2.44	216.3		8.1
ACLF(8)	23.9		2.43	23.9	2.43	18.4		18.4
Palmetto(9)	18.0		1.19	18.0	1.19	7.6		7.6
AIE II(3)	8.8		3.15	5.4	1.94	0.9		0.5
A-A European Senior Debt Fund, L.P.	50.0		100.00	—	—	—		—
FCI	150.7		26.96	—	—	31.2		—
FCI II	146.0		25.78	—	—	137.7		—
Franklin Fund	5.0		9.09	5.0	9.09	—		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	85.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.00	—	—	—	(1)	—
AESI(3)	4.8		0.99	4.8	0.99	2.3		2.3
AEC	7.3		2.50	3.2	1.08	3.1		1.3
ACSP	15.0		2.44	15.0	2.44	8.5		8.5
Stone Tower Structured Credit Recover Master Fund I, Ltd.	0.9		0.66	—	—	—		—
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.5		0.5
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	8.1		7.75	—	—	—		—
Stone Tower Credit Solutions Master Fund, Ltd.	0.9		0.83	—	—	0.8		—
Stone Tower Credit Strategies Master Fund, Ltd.	8.4		17.44	—	—	—		—
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	621.4	(1)	78.32	13.2	1.66	318.0	(1)	4.7
AGRE Asia Pacific Fund I - BEA China Fund	0.5		1.03	0.5	1.03	0.4		0.4
AGRE Asia Pacific Fund I - SPN (TTRS) Co-Invest I	50.0		100.00	—	—	35.9		—
CAI Strategic European Real Estate Ltd.	19.6		92.13	—	—	3.7		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(3)	7.4		0.47	—	—	0.6		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.7		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(10)	18.4		7.80	0.6	0.23	9.0		0.3
Apollo GSS Holding (Cayman), L.P.(10)	10.5		14.71	3.2	4.52	0.2		—
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
2011 A4 Fund, L.P.	234.7		100.00	—	—	—		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	26.3		0.87	26.3	0.87	23.8		23.8
Total	$7,010.7			$838.3		$3,427.0		$555.9

(1)
As of September 30, 2013, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $26.4 million, respectively, ANRP of $150.0 million and $106.4 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $85.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, AGRE U.S. Real Estate Fund, L.P. of $300 million and $214.5 million, respectively, EPF I of $143.3 million and $20.5 million, respectively, and EPF II of $75.0 million and $61.5 million, respectively.

(2)
As of September 30, 2013, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.

(3)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.35 as of September 30, 2013

(4)	Of the total commitment amount in EPF I, AAA Investments (Other), L.P., SOMA and Palmetto have approximately €54.5 million, €75.0 million and €106.0 million, respectively.

(5)	Of the total remaining commitment amount in EPF I, AAA Investments (Other), L.P., SOMA and Palmetto have approximately €7.8 million, €10.7 million and €15.1 million, respectively.

(6)
Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of September 30, 2013, Apollo and affiliated investors’ capital balances exceeded the 1% requirement and therefore they are not required to fund a capital commitment.

(7)	As of September 30, 2013, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.

(8)
As of September 30, 2013, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.

(9)	As of September 30, 2013, commitments in Palmetto also included commitments related to Apollo Palmetto Athene Partnership, L.P.

(10)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.62 as of September 30, 2013.

(11)	The final commitment amount has not been determined therefore the % of total fund commitments is not meaningful.
As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at September 30, 2013 and December 31, 2012 of $555.9 million and $258.3 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made to its affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support is necessary in connection with Athene’s pending acquisition of Aviva plc’s annuity and life insurance operations in the United States. As of September 30, 2013, no capital support had been provided by the Company to Athene in connection with this commitment. On October 2, 2013, the commitment to provide capital support expired due to the close of Athene's acquisition of Aviva USA.
On April 30, 2013, Athene entered into a definitive agreement to sell Presidential Life Insurance Company—USA (“PLIC USA”) to Commonwealth Annuity and Life Insurance Co., a wholly owned subsidiary of Global Atlantic Financial Group and a Massachusetts-domiciled insurance and reinsurance company that is rated “A-(stable)” by AM Best, and to reinsure Aviva USA Corporation’s life insurance business to PLIC USA.
On October 2, 2013, Athene Holding Ltd. completed the acquisition of the U.S. annuity operations of Aviva USA, an Iowa corporation, which markets and sells a variety of fixed annuity and life insurance products in the U.S. through its wholly owned subsidiaries Aviva Life and Annuity Company, an Iowa-domiciled stock life insurance company, and Aviva Life and Annuity Company of New York, a New York-domiciled stock life insurance company.

In September 2013, an indirect subsidiary of Apollo Global Management, LLC agreed to invest up to approximately €18.2 million ($23.9 million) in a limited partnership (the "KBCD Partnership"), a wholly-owned subsidiary of which has agreed to acquire a minority stake in KBC Bank Deutschland AG, the German subsidiary of Belgian KBC Group NV (and certain third party purchasers agreed to acquire, in aggregate, all of the other shares in KBC Bank Deutschland AG). The aforementioned indirect subsidiary of Apollo Global Management, LLC is the general partner of the KBCD Partnership. The limited partners in the KBCD Partnership are managed by subsidiaries of Apollo Global Management, LLC. The acquisition is subject to antitrust and regulatory approval, which is expected to take approximately nine months. Consequently, there is no assurance that the acquisition will close.
The AMH Credit Agreement, which provides for a variable-rate term loan, will have future impacts on our cash uses. Borrowings under the AMH Credit Agreement originally accrued interest at a rate of (i) LIBOR loans (LIBOR plus 1.25%), or (ii) base rate loans (base rate plus 0.50%). The Company had hedged $167 million of the variable-rate loan with fixed rate swaps to minimize our interest rate risk as of December 31, 2011 which expired in May 2012. The loan originally had a maturity date of April 20, 2014.
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
The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at September 30, 2013 was 4.02% and the interest rate on the remaining $5.0 million portion of the loan at September 30, 2013 was 1.27%. The estimated fair value of the Company’s long-term debt obligation related to the AMH Credit Agreement is believed to be approximately $770.9 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $728.3 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at September 30, 2013 is the amount for which the Company expects to settle the AMH Credit Agreement. Interest expense related to the AMH Credit Agreement incurred by the Company was $7.4 millions and $7.7 million for the three months ended September 30, 2013 and 2012, respectively, and $22.1 million and $28.4 million for the nine months ended September 30, 2013 and 2012, respectively.
On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which Fund VI advanced $18.9 million of carried interest income to the limited partners of Apollo Advisors VI, L.P., who are also employees of the Company. The loan obligation accrues interest at an annual fixed rate of 3.45% and terminates on the earlier of June 30, 2017 or the termination of Fund VI. In March 2011, a right of offset for the indemnified portion of the loan obligation was established between the Company and Fund VI, therefore the loan was reduced in the amount of $10.9 million, which is offset in carried interest receivable on the condensed consolidated statements of financial condition. As of September 30, 2013 this agreement was satisfied and as a result there was no longer a related amount accrued.
In accordance with the Shareholders Agreement and the above credit agreement with Fund VI, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of September 30, 2013 and December 31, 2012, the Company had not recorded an obligation for any previously made distributions.

Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through September 30, 2013 and that would be reversed approximates $4.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

September 30, 2013
Private Equity Funds:
Fund VII	$2,038,121
Fund VI	1,462,578
Fund V	82,035
Fund IV	6,750
AAA/Other	208,853
Total Private Equity Funds	3,798,337
Credit Funds:
U.S. Performing Credit	507,913
Structured Credit	59,098
European Credit Funds	60,061
Non-Performing Loans	166,129
Opportunistic Credit	62,071
Total Credit Funds	855,272
Real Estate Funds:
CPI Funds	6,544
AGRE U.S. Real Estate Fund, L.P.	1,430
Total Real Estate Funds	7,974
Total	$4,661,583
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
AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of September 30, 2013, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $113.2 million and $126.9 million as of September 30, 2013 and December 31, 2012, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $15.4 million and

$14.1 million as of September 30, 2013 and December 31, 2012, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
In connection with the acquisition of CPI on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings from the CPI business. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled 25% of the net realized after tax profit from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s condensed consolidated statements of operations, for the nine months ended September 30, 2013. No remaining contingency exists at September 30, 2013.
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
The Company has determined that the contingent consideration obligations are categorized as a Level III liability in the fair value hierarchy as the pricing inputs used to determine fair value require significant management judgment and estimation.

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
Litigation and Contingencies- Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and litigations, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 69% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, but the cases have not yet been consolidated. On September 25, 2013, the Court held oral argument on Defendants’ motions to dismiss. AGM believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against AGM are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo's funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC ("Arvco") (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS's purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants.  Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the "Arvco Debtors") brought a civil action in the United States Bankruptcy Court for the District of Nevada against Apollo.  This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seek to recover purported fees they claim Apollo has not paid them for a portion of Arvco's placement agent services.  In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors' commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations.  The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses.  The Arvco Debtors' complaint asserts various theories of recovery under the Bankruptcy Code and the common law.  Apollo denies the merit of all of the Arvco Debtors' claims and will vigorously contest them.  The Bankruptcy Court has stayed the civil action until April 2014.  For these reasons, no estimate of possible loss, if any, can be made at this time.
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
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors for the nine months ended September 30, 2013.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
On July 9, 2013, August 12, 2013 and August 29, 2013, we issued 89,328, 1,886,043 and 2,392 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $2,149,232, $52,846,925 and $62,957, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(2) and Rule 506 thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
On October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be controlled by Apollo, but this statement is not meant to be an admission that control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act.
CEVA has provided Apollo with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by Apollo and does not involve Apollo or its management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. Apollo has not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS

Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

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

10.11
Amended and Restated Exchange Agreement, dated as of May 6, 2013, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 7, 2013. (File No. 001-35107)).

10.12
Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 7, 2013. (File No. 001-35107)).

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

10.25
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012. (incorporated by reference to Exhibit 10.25 to the Registrant Form 10-Q for the Registration Statement on Form S-1 (File No. 333-150141)).

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

Apollo Global Management, LLC
(Registrant)

Date: November 8, 2013	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Exhibit 31.1
CHIEF EXECUTIVE OFFICER CERTIFICATION
I, Leon Black, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 of Apollo Global Management, LLC;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: November 8, 2013

/s/ Leon Black
Leon Black
Chief Executive Officer

Exhibit 31.2
CHIEF FINANCIAL OFFICER CERTIFICATION
I, Martin Kelly, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 of Apollo Global Management, LLC

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.
Date: November 8, 2013

/s/ Martin Kelly
Martin Kelly
Chief Financial Officer

Exhibit 32.1
Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Apollo Global Management, LLC (the “Company”) on Form 10-Q for the quarter ended September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leon Black, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: November 8, 2013

/s/ Leon Black
Leon Black
Chief Executive Officer

*	The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 32.2
Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Apollo Global Management, LLC (the “Company”) on Form 10-Q for the quarter ended September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Martin Kelly, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: November 8, 2013

/s/ Martin Kelly
Martin Kelly
Chief Financial Officer

*	The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.