Form 10-K
period 2013-12-31
Apollo Global Management LLC
filed 2014-03-03
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A shares of the Registrant held by non-affiliates as of June 30, 2013 was approximately $3,364.7 million, which includes non-voting Class A shares with a value of approximately $1,084.5 million.
As of February 26, 2014 there were 148,952,653 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report; as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission ("SEC"), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Terms Used in This Report
In this report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to Apollo Global Management, LLC, a Delaware limited liability company, and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries;
“AMH” refers to Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of Apollo Global Management, LLC;
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
“Assets Under Management,” or “AUM,” refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments;

(ii)
the net asset value, or “NAV,” of our credit funds, other than certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), which have a fee generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

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
“Contributing Partners” refer to those of our partners and their related parties (other than our Managing Partners) who indirectly beneficially own (through Holdings) Apollo Operating Group units;
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
“gross IRR” of a fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2013 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Managing Partners and Contributing Partners indirectly beneficially own their interests in the Apollo Operating Group units;
"IRS" refers to the Internal Revenue Service;
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
“permanent capital” means capital of publicly traded vehicles that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, such as AP Alternative Assets, L.P. ("AAA"), Apollo Investment Corporation ("AINV"), Apollo Commercial Real Estate Finance, Inc. ("ARI"), Apollo Residential Mortgage, Inc. ("AMTG"), Apollo Tactical Income Fund Inc. ("AIF"), and Apollo Senior Floating Rate Fund Inc. ("AFT"); such publicly traded vehicles may be required, or elect, to return all or a portion of capital gains and investment income;
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

PART I.

ITEM 1.     BUSINESS
Overview
Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate, with significant distressed investment expertise. We have a flexible mandate in many of the funds we manage that enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2013, we had total AUM of $161 billion, including approximately $50 billion in private equity, $101 billion in credit and $9 billion in real estate. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through December 31, 2013.
Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 23 years and lead a team of 710 employees, including 277 investment professionals, as of December 31, 2013. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, Houston, Toronto, London, Frankfurt, Luxembourg, Singapore, Hong Kong, and Mumbai. We operate our private equity, credit and real estate businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
Our objective is to achieve superior long-term risk-adjusted returns for our fund investors. The majority of our investment funds are designed to invest capital over periods of seven or more years from inception, thereby allowing us to generate attractive long-term returns throughout economic cycles. Our investment approach is value-oriented, focusing on nine core industries in which we have considerable knowledge and experience, and emphasizing downside protection and the preservation of capital. Our core industry sectors include chemicals, natural resources, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. We are frequently contrarian in our investment approach, which is reflected in a number of ways, including:

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

We had total AUM of approximately $161 billion as of December 31, 2013, consisting of approximately $50 billion in our private equity business, approximately $101 billion in our credit business and approximately $9 billion in our real estate business. We have grown our total AUM at a 34% compound annual growth rate from December 31, 2004 to December 31, 2013. In addition, we benefit from mandates with long-term capital commitments in our private equity, credit and real estate businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2013, approximately 96% of our AUM was in funds with a contractual life at inception of seven years or more, and 7% of our AUM was in permanent capital vehicles with unlimited duration.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at www.agm.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC.

Our Businesses

We have three business segments: private equity, credit and real estate. We also manage AP Alternative Assets, L.P., a publicly listed permanent capital vehicle. The sole investment held by AAA is its investment in AAA Investments, L.P. (“AAA Investments”). AAA Investments owns through its subsidiaries the majority of the economic equity of Athene Holding Ltd. (together with its subsidiaries, “Athene”). During 2009, Athene Holding Ltd. was founded to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding Ltd. is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding Ltd. provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities.

In addition to AAA, we manage several strategic investment accounts (“SIAs”) established to facilitate investments by third-party investors directly in Apollo-sponsored funds and other securities. We have also raised a dedicated natural resources fund, which we include within our private equity segment that targets global private equity opportunities in energy, metals and mining and select other natural resources sub-sectors. The diagram below summarizes our current businesses:

Apollo Global Management, LLC

Private Equity	Credit	Real Estate
• Distressed Buyouts and Debt Investments • Corporate Carve-outs • Opportunistic Buyouts • Natural Resources	• U.S. Performing Credit • Structured Credit • Opportunistic Credit • Non-performing Loans • European Credit • Athene	• Global opportunistic and value added investments in distressed debt and equity recapitalization transactions • Senior and subordinated debt • Commercial mortgage backed securities
AUM: $49.9 billion(1)(2)	AUM: $100.9 billion(1)(2)(3)	AUM: $9.3 billion(2)(3)

Strategic Investment Accounts(4) Generally invests in or alongside certain Apollo funds and other Apollo-sponsored transactions

(1)	All data is as of December 31, 2013.

(2)	See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(3)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.37 as of December 31, 2013.

(4)	As of December 31, 2013, there was $1.1 billion that had yet to be deployed to an Apollo fund within our three segments.
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
We believe we have a demonstrated ability to adapt quickly to changing market environments and capitalize on market dislocations through our traditional, distressed and corporate buyout approach. In prior periods of strained financial liquidity and economic recession, our private equity funds have made attractive investments by buying the debt of quality businesses (which we refer to as “classic” distressed debt), converting that debt to equity, seeking to create value through active participation with management and ultimately monetizing the investment. This combination of traditional and corporate buyout investing with a “distressed option” has been deployed through prior economic cycles and has allowed our funds to achieve attractive long-term rates of return in different economic and market environments. In addition, during prior economic downturns we have relied on our restructuring experience and worked closely with our funds’ portfolio companies to seek to maximize the value of our funds’ investments.
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception approximately 80% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition.
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
Corporate Carve-outs
Corporate Carve-outs are less market-dependent than distressed investing, but are equally complicated. In these transactions, Apollo funds seek to extract a business that is highly integrated within a larger corporate parent to create a stand-alone business. These are labor-intensive transactions, which we believe require deep industry knowledge, patience and creativity, to unlock value that has largely been overlooked or undermanaged. Importantly, because of the highly negotiated nature of many of these transactions, Apollo believes it is often difficult for the seller to run a competitive process, which ultimately allows Apollo funds to achieve compelling purchase prices.
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
Natural Resources
In 2011, Apollo established Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP”), and has assembled a team of dedicated investment professionals to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy and select other natural resources sectors. In certain situations, capital from ANRP may be invested in sizable natural resources transactions alongside our larger, more general private equity funds as appropriate on a pro-rata basis. ANRP completed its fundraising period during the fourth quarter of 2012, and had over $1.3 billion of committed capital as of December 31, 2013.
AP Alternative Assets, L.P.
AAA is a Guernsey limited partnership whose partners are comprised of (i) AAA Guernsey Limited (“AAA Guernsey” ), which holds 100% of the general partner interests in AAA, and (ii) the holders of common units representing limited partner interests in AAA. The common units are non-voting and are listed on NYSE Euronext in Amsterdam under the symbol “AAA”. AAA Guernsey is a Guernsey limited company and is owned 55% by an individual who is not an affiliate of Apollo and 45% by Apollo Principal Holdings III, L.P., an indirect subsidiary of Apollo. AAA Guernsey is responsible for managing the business and affairs of AAA. AAA generally makes all of its investments through AAA Investments, of which AAA is the sole limited partner.
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
On October 31, 2012, AAA Investments consummated a transaction whereby substantially all of its assets were contributed to Athene in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”). Following receipt of required regulatory consents, AAA Investments transferred its remaining investments to Athene Holding Ltd. on July 29, 2013. After the AAA Transaction, Athene Holding Ltd. was AAA’s only material investment and as of December 31, 2013 and 2012, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. with an approximate 72.5% and 77.2%, respectively, economic ownership stake (without giving effect to restricted common shares issued under Athene’s management equity plan and conversion of AAA Investments note receivable), and effectively 45% of the voting power of Athene. As of December 31, 2013, Apollo did not own any equity in Athene directly. Apollo owned approximately 2.6% of AAA as of December 31, 2013.
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
Private Equity Fund Holdings
The following table presents the current list of portfolio companies of our private equity funds, excluding AION Capital Partners Limited ("AION") and Apollo Asia Private Credit Fund, L.P. ("APC"), as of December 31, 2013:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
American Gaming Systems	2013	Fund VIII	Distressed Buyouts	Media, Cable & Leisure	North America
Apex Energy	2013	ANRP	Opportunistic Buyouts	Natural Resources	North America
Aurum	2013	Fund VII	Opportunistic Buyouts	Consumer & Retail	Western Europe
Double Eagle Energy	2013	ANRP	Opportunistic Buyouts	Natural Resources	North America
Hostess	2013	Fund VII	Corporate Carve-outs	Consumer & Retail	North America
McGraw-Hill Education	2013	Fund VII	Corporate Carve-outs	Media, Cable & Leisure	North America
Nine Entertainment	2013	Fund VII	Distressed Buyouts	Media, Cable & Leisure	Australia
Novitex	2013	Fund VII	Corporate Carve-Outs	Financial & Business Services	North America
NRI	2013	Fund VII & ANRP	Opportunistic Buyouts	Natural Resources	North America
EP Energy	2012	Fund VII & ANRP	Corporate Carve-outs	Natural Resources	North America
Great Wolf Resorts	2012	Fund VII	Opportunistic Buyouts	Media, Cable & Leisure	North America
Pinnacle	2012	Fund VII & ANRP	Opportunistic Buyouts	Natural Resources	North America
Talos	2012	Fund VII & ANRP	Opportunistic Buyouts	Natural Resources	North America
Taminco	2012	Fund VII	Opportunistic Buyouts	Chemicals	Western Europe
Ascometal	2011	Fund VII & ANRP	Corporate Carve-outs	Natural Resources	Western Europe
Brit Insurance	2011	Fund VII	Opportunistic Buyouts	Financial & Business Services	Western Europe
CORE Media Group	2011	Fund VII	Opportunistic Buyouts	Media, Cable & Leisure	North America
Sprouts Farmers Markets	2011	Fund VI	Opportunistic Buyouts	Consumer & Retail	North America
Welspun	2011	Fund VII & ANRP	Opportunistic Buyouts	Natural Resources	India
Aleris International	2010	Fund VII & VI	Distressed Buyouts	Natural Resources	Global
Athlon	2010	Fund VII	Opportunistic Buyouts	Natural Resources	North America
Constellium	2010	Fund VII	Corporate Carve-outs	Natural Resources	Western Europe

Gala Coral Group	2010	Fund VII & VI	Distressed Buyouts	Media, Cable & Leisure	Western Europe
Monier	2010	Fund VII	Distressed Buyouts	Packing & Materials	Western Europe
Veritable Maritime	2010	Fund VII	Opportunistic Buyouts	Distribution & Transportation	North America
Dish TV	2009	Fund VII	Opportunistic Buyouts	Media, Cable & Leisure	India
Caesars Entertainment	2008	Fund VI	Opportunistic Buyouts	Media, Cable & Leisure	North America
Norwegian Cruise Line	2008	Fund VI	Opportunistic Buyouts	Media, Cable & Leisure	North America
Vantium	2008	Fund VII	Debt Investments	Financial & Business Services	North America
Claire’s	2007	Fund VI	Opportunistic Buyouts	Consumer & Retail	Global
Jacuzzi Brands	2007	Fund VI	Opportunistic Buyouts	Manufacturing & Industrial	North America
Noranda Aluminum	2007	Fund VI	Corporate Carve-outs	Natural Resources	North America
Prestige Cruise Holdings	2007	Fund VII & VI	Opportunistic Buyouts	Media, Cable & Leisure	North America
Berry Plastics(1)	2006	Fund VI & V	Corporate Carve-outs	Packaging & Materials	North America
CEVA Logistics(2)	2006	Fund VI	Corporate Carve-outs	Distribution & Transportation	Western Europe
Rexnord(3)	2006	Fund VI	Opportunistic Buyouts	Manufacturing & Industrial	North America
Verso Paper	2006	Fund VI	Corporate Carve-outs	Packaging & Materials	North America
Affinion Group	2005	Fund V	Corporate Carve-outs	Financial & Business Services	North America
PLASE Capital	2003	Fund V	Opportunistic Buyouts	Financial & Business Services	North America
Momentive Performance Materials	2000/2004/ 2006	Fund IV, V & VI	Corporate Carve-outs	Chemicals	North America
Debt Investment Vehicles - Fund VII	Various	Fund VII	Debt Investments	Various	Various
Debt Investment Vehicles - Fund VI	Various	Fund VI	Debt Investments	Various	Various

(1)	Prior to merger with Covalence Specialty Material Holdings Corp.

(2)	Includes add-on investment in EGL, Inc.

(3)	Includes add-on investment in Zurn Industries Inc.

Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a $3.5 billion high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2013, Apollo’s credit segment had total AUM and fee-generating AUM of $100.9 billion and $88.2 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds.
Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, has been organized by the following six functional groups:
Credit AUM as of December 31, 2013
(in billions)

U.S. Performing Credit $22.2
Structured Credit $12.8
Opportunistic Credit $7.1
Non-Performing Loans $5.7
European Credit $2.8
Athene(1) $50.3

(1)	Excludes sub-advised AUM.

U.S. Performing Credit
The U.S. performing credit group provides investment management services to funds, including SIAs, that primarily focus on income-oriented, senior loan and bond investment strategies. The U.S. performing credit group also includes CLOs that we raise and manage internally. As of December 31, 2013, our U.S. performing credit group had total AUM and fee-generating AUM of $22.2 billion and $17.5 billion, respectively.
Structured Credit
The structured credit group provides investment management services to funds, including SIAs, that primarily focus on structured credit investment strategies that target multiple tranches of structured securities with favorable and protective lending terms, predictable payment schedules, well diversified portfolios, and low historical defaults, among other characteristics. These strategies include investments in externally managed CLOs, residential mortgage-backed securities, asset-backed securities and other structured instruments, including insurance-linked securities and longevity-based products. The structured credit group also serves as substitute investment manager for a number of asset-backed CDOs and other structured vehicles. As of December 31, 2013, our structured credit group had total AUM and fee-generating AUM of $12.8 billion and $9.4 billion, respectively.
Opportunistic Credit
The opportunistic credit group provides investment management services to funds, including SIAs, that primarily focus on credit investment strategies that are often less liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. The opportunistic credit funds and SIAs invest in a broad array of primary and secondary opportunities encompassing performing, stressed and distressed public and private securities primarily within corporate credit, including senior loans, high yield, mezzanine, debtor in possession financings, rescue or bridge financings, and other debt investments. Additionally, certain opportunistic credit funds will selectively invest in aircraft, energy and structured credit investment opportunities. In certain cases, leverage can be employed in connection with these strategies by having fund subsidiaries or special-purpose vehicles incur debt or by entering into credit facilities or other debt transactions to finance the acquisition of various credit investments. As of December 31, 2013, our opportunistic credit group had total AUM and fee-generating AUM of $7.1 billion and $4.8 billion, respectively.
Non-performing Loans
The non-performing loan group provides investment management services to funds, including SIAs, that primarily invest in European commercial and residential real estate performing and non-performing loans (“NPLs”) and unsecured consumer loans and acquiring assets as a result of distressed market situations. Certain of the non-performing loan investment vehicles that we manage own captive pan-European loan servicing and property management platforms. These loan servicing and property management platforms currently operate in six European countries, employed approximately 700 individuals as of December 31, 2013 and directly service consumer credit receivables and loans secured by commercial and residential properties. The post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of NPLs, limit participation by traditional long only investors, hedge funds, and private equity funds, resulting in what we believe to be a unique opportunity for our credit business. As of December 31, 2013, our non-performing loans group had total AUM and fee-generating AUM of $5.7 billion and $4.3 billion, respectively.
European Credit
The European credit group provides investment management services to funds, including SIAs, that focus on investment strategies in a variety of credit opportunities in Europe across a company’s capital structure. The European credit group invests in senior secured loans and notes, mezzanine loans, subordinated notes, distressed and stressed credit and other idiosyncratic credit investments of companies established or operating in Europe, with a focus on Western Europe. As of December 31, 2013, our European credit group had total AUM and fee-generating AUM of $2.8 billion and $1.9 billion, respectively.
Athene
During 2009, Athene Holding Ltd. was founded to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding Ltd. is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding Ltd. provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities.
On October 2, 2013, Athene Holding Ltd. closed its acquisition of the U.S. annuity operations of Aviva plc ("Aviva USA"), which added approximately $44 billion of total and fee-generating AUM within Apollo's credit segment and as a result, Athene is estimated to be one of the largest fixed annuity companies in the United States.
Apollo, through its consolidated subsidiary, Athene Asset Management, L.P. (“Athene Asset Management”), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of December 31, 2013, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $59.5 billion of total AUM as of December 31, 2013 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $9.2 billion, or approximately 15.5%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that it continues to perform successfully in providing asset management services to Athene. Athene Asset Management receives a gross management fee equal to 0.40% per annum on all AUM in the Athene Accounts, with certain limited exceptions for all of the services which Athene Asset Management provides to Athene. In addition, the Company receives sub-advisory fees with respect to a portion of the assets in the Athene Accounts.
Real Estate
Our real estate group has a dedicated team of multi-disciplinary real estate professionals whose investment activities are integrated and coordinated with our private equity and credit business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations. As of December 31, 2013, our real estate group had total and fee generating AUM of approximately $9.3 billion and $5.9 billion, respectively, through a combination of investment funds, strategic accounts and Apollo Commercial Real Estate Finance, Inc. ("ARI"), a publicly-traded, commercial mortgage real estate investment trust managed by Apollo.
With respect to our funds' equity investments, we take a value-oriented approach and our funds will invest in assets located in primary and secondary markets. We pursue opportunistic investments in various real estate asset classes, which historically have included hospitality, office, industrial, retail, healthcare, residential and non-performing loans. Our equity funds under management currently include our legacy Citi Property Investors ("CPI") business, the real estate investment management business we acquired from Citigroup in November 2010, and AGRE U.S. Real Estate Fund, L.P., our U.S. focused, opportunistic fund we closed in 2012.
With respect to our debt activities, our funds and accounts offer financing across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity. In addition to ARI, we also manage strategic accounts focused on investing in commercial mortgage-backed securities and other commercial real estate loans.
Strategic Investment Accounts
Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2013, approximately $12 billion of our total AUM was managed through SIAs.
Fundraising and Investor Relations
We believe our performance track record across our funds and our focus on client service have resulted in strong relationships with our fund investors. Our fund investors include many of the world’s most prominent pension and sovereign wealth funds, university endowments and financial institutions, as well as individuals. We maintain an internal team dedicated to investor relations across our private equity, credit and real estate businesses.
In our private equity business, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base of our private equity funds includes both investors from prior funds and new investors. In many instances, investors in our private equity funds have increased their commitments to subsequent funds as our private equity funds have increased in size. During the fundraising effort for Apollo Investment Fund VIII, L.P. ("Fund VIII"), investors representing over 92% of Apollo Investment Fund VII, L.P.'s ("Fund VII") capital committed to Fund VIII. In addition, many of our investment professionals commit their own capital to each private equity fund. The single largest unaffiliated investor in Fund VIII represents 5% of Fund VIII's commitments.
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
In our credit business, we have raised private capital from prominent institutional investors and have also raised capital from public market investors, as in the case of AINV, AFT, AIF and AMTG. AINV is listed on the NASDAQ Global Select Market and complies with the reporting requirements of that exchange. AFT, AIF and AMTG are listed on the NYSE and comply with the reporting requirements of that exchange.
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

Private Equity Investment Process
Our private equity investment professionals are responsible for selecting, evaluating, structuring, due diligence, negotiating, executing, monitoring and exiting investments for our traditional private equity funds, as well as pursuing operational improvements in our funds’ portfolio companies through management consulting arrangements. These investment professionals perform significant research into each prospective investment, including a review of the company’s financial statements, comparisons with other public and private companies and relevant industry data. The due diligence effort will also typically include:

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
After discussing the proposed transaction with the deal team, the investment committee will decide whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process. The investment committee will typically conduct several meetings to consider a particular investment before finally approving that investment and its terms. Both at such meetings and in other discussions with the deal team, our Managing Partners and partners will provide guidance to the deal team on strategy, process and other pertinent considerations. Every private equity investment requires the approval of our Managing Partners.
Our private equity investment professionals are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. Disposition decisions made on behalf of our private equity funds are subject to review and approval by the private equity investment committee, including our Managing Partners.

Credit and Real Estate Investment Process
Our credit and real estate investment professionals are responsible for selecting, evaluating, structuring, due diligence, negotiating, executing, monitoring and exiting investments for our credit funds and real estate funds, respectively. The investment professionals perform significant research into and due diligence of each prospective investment, and prepare analyses of recommended investments for the investment committee of the relevant fund.
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
The processes by which our credit and real estate funds receive and invest capital vary by type of fund. AINV, AMTG, AFT, AIF and ARI, for instance, raise capital by selling shares in the public markets and these vehicles can also issue debt. Many of our opportunistic credit funds sell shares or limited partner interests, subscriptions which are payable in full upon a fund’s acceptance of an investor’s subscription, via private placements. Other funds have drawdown structures, such as Apollo European Principal Finance Fund, L.P. (“EPF I”), Apollo European Principal Finance Fund II, L.P. (“EPF II”), Apollo Investment Europe II, L.P. (“AIE II”), Apollo Credit Opportunity Fund I, L.P. (“COF I”), Apollo Credit Opportunity Fund II, L.P. (“COF II”), Apollo Credit Opportunity Fund III, L.P. ("COF III"), and AGRE U.S. Real Estate Fund, L.P. where investors made a commitment to provide capital at the formation of such funds and deliver capital when called by us as investment opportunities become available. As with our private equity funds, the amount of initial capital commitments for our credit funds is determined by taking into account current market opportunities and conditions, as well as investor expectations. The general partner commitments for our credit funds that are structured as limited partnerships are determined through negotiation with the funds’ investor base. The fees and incentive income we earn for management of our credit funds and the performance of these funds and the terms of such funds governing withdrawal of capital and fund termination vary across our credit funds.
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

Fees and Carried Interest
Our revenues and other income consist principally of (i) management fees, which may be based upon a percentage of the committed or invested capital, adjusted assets, gross invested capital, fund net asset value, stockholders' equity or the capital accounts of the limited partners of the funds, and may be subject to offset as discussed in note 2 to the consolidated financial statements, (ii) advisory and transaction fees, net relating to certain actual and potential private equity, credit and real estate investments as more fully discussed in note 2 to the consolidated financial statements, (iii) income based on the performance of our funds, which consists of allocations, distributions or fees from our private equity, credit and real estate funds, and (iv) investment income from our investments as general partner and other direct investments primarily in the form of net gains from investment activities as well as interest and dividend income.
The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Our funds’ returns are driven by investment opportunities and general market conditions, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the underlying portfolio company investments of the funds, the industries in which the portfolio companies operate, the overall economy as well as other market conditions.
General Partner and Professionals Investments and Co-Investments
General Partner Investments
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2013, and 2012 of $843.7 million and $258.3 million, respectively.
Apollo has an ongoing obligation, subject to certain stipulations, to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
In September 2013, an indirect subsidiary of Apollo Global Management, LLC agreed to invest up to approximately €18.2 million ($23.9 million) in a limited partnership (the "KBCD Partnership"), a wholly-owned subsidiary which has agreed to acquire a minority stake in KBC Bank Deutschland AG, the German subsidiary of Belgian KBC Group NV (and certain third party purchasers agreed to acquire, in aggregate, all of the other shares in KBC Bank Deutschland AG). The aforementioned indirect subsidiary of Apollo Global Management, LLC is the general partner of the KBCD Partnership. The limited partners in the KBCD Partnership are managed by subsidiaries of Apollo Global Management, LLC. The acquisition is subject to antitrust and regulatory approval, which is expected to take approximately nine months. Consequently, there is no assurance that the acquisition will close.
Managing Partners and Other Professionals Investments
To further align our interests with those of investors in our funds, our Managing Partners and other professionals have invested their own capital in our funds. Our Managing Partners and other professionals will either re-invest their carried interest to fund these investments or use cash on hand or funds borrowed from third parties. We generally have not historically charged management fees or carried interest on capital invested by our Managing Partners and other professionals directly in our private equity, credit, and real estate funds.
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
All of the investment advisors of our funds are registered as investment advisors either directly or as a "relying advisor" with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act.

Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions.
Each of AFT and AIF is a registered management investment company under the Investment Company Act. AINV is an investment company that has elected to be treated as a business development company under the Investment Company Act. Each of AFT, AIF and AINV has elected for U.S. Federal tax purposes to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, each of AFT, AIF and AINV is required to distribute at least 90% of its ordinary income and realized, net short-term capital gains in excess of realized net long-term capital losses, if any, to its shareholders. In addition, in order to avoid excise tax, each needs to distribute during each calendar year at least 98% of its ordinary income and 98.2% of its capital gains, which would take into account short-term and long-term capital gains and losses. In addition, as a business development company, AINV must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of AINV’s total assets are qualifying assets (with certain limited exceptions).
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
In addition, Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, Inc. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS will earn underwriting and transaction fees for its services.
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
As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, Ltd. (“Athene”), we are subject to insurance holding company system laws and regulations in Delaware, Iowa and New York, which are the states in which the insurance company subsidiaries of Athene are domiciled. These regulations generally require each insurance company subsidiary to register with the insurance department in its state of domicile and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, reinsurance agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice and approval or non-disapproval by the applicable domiciliary insurance department.
The insurance laws of each of Delaware, Iowa and New York prohibit any person from acquiring control of a domestic insurance company or its parent company unless that person has filed a notification with specified information with that state’s Commissioner or Superintendent of Insurance (the “Commissioner”) and has obtained the Commissioner’s prior approval. Under applicable Delaware, Iowa and New York statutes, the acquisition of 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Apollo without the requisite prior approvals will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities or prohibiting the voting of those securities, or to other actions that may be taken by the applicable state insurance regulators.
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
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. In the United States, the National Association of Insurance Commissioners (“NAIC”) has promulgated amendments to its insurance holding company system model law and regulations for consideration by the various states that would provide for more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. To date, both Iowa and New York have introduced bills to adopt such amendments.
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
Apollo Management Singapore Ptc Ltd. was granted a Capital Markets Service License with the Monetary Authority of Singapore in October 2013. In addition, Apollo Capital Management is registered with the Securities and Exchange Board of India as a foreign institutional investor.
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

However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors — Risks related to our Businesses — The investment management business is intensely competitive, which could materially adversely impact us.”
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as our codes of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.
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
Depending on the investment, we expect to face competition in acquisitions primarily from other private equity, credit and real estate funds, specialized funds, hedge fund sponsors, other financial institutions, corporate buyers and other parties. Several of these competitors have significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue transactions or raise capital for their investment funds. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors could well lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit.
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
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which we may have contracted to purchase. Our funds' portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. Similarly, certain of our credit funds rely on the availability of attractive financing for their investments. To the extent that the current credit markets have rendered such financing difficult to obtain or more expensive, this may negatively impact the operating performance of such portfolio companies and lead to lower-yielding investments with respect to such funds and, therefore, the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, a relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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
A decline in the pace of investment in our funds or an increase in the amount of transaction and advisory fees we share with our fund investors would result in our receiving less revenue from transaction and advisory fees.
The transaction and advisory fees that we earn are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and could make it more difficult for us to raise capital. In addition, some of our investors have requested, and we expect to continue to receive requests from investors, that we share with them a larger share, or all, of the transaction and advisory fees generated by our funds' investments. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn.
If one or more of our Managing Partners or other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under our credit agreement.
The governing agreements of certain of our funds provide that in the event certain “key persons” (such as one or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to our business, the commitment period will terminate if a certain percentage in interest of the investors do not vote to continue the commitment period. This is true of Fund VI, Fund VII and Fund VIII, on which our near- to medium-term performance will heavily depend. EPF I and II have a similar provision. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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

•	Fund VI, Fund VII and Fund VIII are larger private equity funds, and this capital may not be deployed as profitably as other funds;

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
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment advisor from registration or memberships. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our shareholders. Consequently, these regulations often serve to limit our activities. For example, federal bank regulatory agencies have recently issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. To the extent that such guidance limits the amount or cost of financing our funds are able to obtain for transactions, the returns on our funds’ investments may suffer.
Regulatory changes could adversely affect our business. As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the financial markets and the regulatory environment in which we operate both in the United States and outside the United States is particularly likely to be subject to further regulation. There have been active debates both nationally and internationally over the appropriate extent of regulation and oversight in a number of areas which are or may be relevant to us, including private investment funds and their managers and the so-called “shadow banking” sector. Any changes in the regulatory framework applicable to our businesses may impose additional expenses on us, require the attention of senior management or result in limitations in the manner in which our business is conducted.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. Among other things, the Dodd-Frank Act includes the following provisions that could have an adverse impact on our ability to continue to operate our businesses.

•
The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities that are designated as “systemically important.” Such designation is applicable to companies where material financial distress could pose risk to the financial stability of the United States. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The final rule and interpretive guidance detail a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, total debt outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities of less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and is expected to, evolve over time. While we believe it to be unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

•
The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including certain foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in, sponsoring or having certain other relationships with private equity funds or hedge funds. The Volcker Rule became effective on July 21, 2012. The statute provides banking entities a period of two years to conform their activities and investments to the requirement of the statute, i.e., until July 21, 2014. However, the Federal Reserve is permitted to extend this conformance period, one year at a time, for a total of no more than three additional years. Pursuant to this authority and in connection with the adoption on December 10, 2013 of final rules implementing the Volcker Rule, the Federal Reserve extended the conformance period for an additional year, until July 21, 2015. By the expiration of such date, banking entities must have wound down, sold or otherwise conformed their activities investments and relationships to the requirements of the Volcker Rule. In addition, the Dodd-Frank Act includes a special provision to address the difficulty banking entities may experience in conforming investments in a private equity fund that qualifies as an “illiquid fund,” specifically, a fund that as of May 1, 2010 was principally invested in, or was contractually committed to principally invest in, illiquid assets and makes all investments pursuant to, and consistent with, an investment strategy to principally invest in illiquid assets. For such a fund, a banking entity may seek approval for an extended conformance period of up to five years. While there remains substantial uncertainty regarding the availability of extensions and transition period relief, as well as general practical implications under the Volcker Rule, there are likely to be adverse implications on our ability to raise funds from banking organizations as a result of this prohibition.

•
The Dodd-Frank Act requires many private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies. As described elsewhere in this Form 10-K, all of the investment advisers of our investment funds operated in the U.S. are registered as investment advisers with the SEC.

•
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

•
The Dodd-Frank Act imposes mandatory clearing and will impose exchange or swap execution facility trading and margin requirements on many swaps and derivative transactions (including formerly unregulated over-the-counter derivatives). Dodd-Frank also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, which will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange or swap execution facility trading and trade reporting requirements may lead to reductions in the liquidity or price transparency of certain swaps and derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Position limits imposed by various regulators, self-regulatory organizations or trading facilities on derivatives may also limit our ability to affect desired trades. Position limits are the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. For example, the Commodities Futures Trading Commission ("CFTC"), on November 5, 2013, re-proposed rules that would establish specific limits on positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts. If the CFTC's proposed rules are adopted, we may be required to aggregate the positions of our various investment funds and the positions of our funds' portfolio companies. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our operations and profitability.

•
The Dodd-Frank Act requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the clawback of related incentive compensation from current and former executive officers.

•
The Dodd-Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower.

Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC, the Federal Reserve and the SEC.

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
It is impossible to determine the full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Exemptions from Certain Laws. We regularly rely on exemptions from various requirements of law or regulation, including the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Futures Trading Commission, the Commodity Exchange Act of 1936, as amended, and the Employment Retirement Income Security Act of 1974, as amended in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. For example, in raising new funds, we typically rely on private placement exemptions from registration under the Securities Act, including Regulation D, which was recently amended to prohibit issuers (including our funds) from relying on certain of the exemptions from registration if the fund or any of its "covered persons" (including certain officers and directors, but also including certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the fund) has been the subject of a "disqualifying event," or constitutes a "bad actor," which can result from a variety of criminal, regulatory and civil matters. If any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially adversely affect our business, financial condition and results of operations. In addition, if certain of our employees or any potential significant fund investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, or make it more difficult to raise new funds. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure—If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares.”
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
Portfolio Company Regulatory Environment. The regulatory environment in which our funds' portfolio companies operate may affect our business. We or certain of our investment funds potentially could be held liable under ERISA for the pension obligations of one or more of our funds' portfolio companies if we or the investment fund were determined to be engaged in a "trade or business" and deemed part of the same "controlled group" as the portfolio company, and the pension obligations of any particular portfolio company could be material. In a recent decision of a federal appellate court (Sun Capital Partners III LP v. New England Teamsters & Trucking Indus. Pension Fund), a private equity fund was held to be engaged in a "trade or business" under ERISA. In addition, based on positions taken by European governmental authorities, we or certain of our investment funds potentially could be liable for fines if portfolio companies deemed to be under our control are found to have violated European antitrust laws. Such potential, or future, liability may materially affect our business.
Future Regulation. We may be adversely affected as a result of new or revised legislation or regulations imposed in the U.S. or elsewhere. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines or other sanctions if any of our funds are deemed to have violated any regulations.

We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules. New laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business and divert significant management and operational resources and attention from our business.
Apollo provides investment management services through registered investment advisors. Investment advisors are subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment advisor under the Investment Advisers Act. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority, which replaced the Financial Services Authority as of April 1, 2013. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by regulatory regimes to which we are subject, including the Investment Advisers Act, could result in investigations, sanctions and reputational damage.
In November 2010, the European Parliament adopted the Directive on Alternative Investment Fund Managers, or the “AIFM,” which was required to be implemented in the national laws of the European Union (“EU”) member states by July 22, 2013. The AIFM is also likely to be implemented in the countries which form part of the European Economic Area (the “EEA”). The AIFM imposes significant new regulatory requirements on investment managers operating within the EEA, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing. Alternative investment funds organized outside of the EU in which interests are marketed within the EEA are now subject to significant conditions on their operations. In the immediate future, such funds may be marketed only in certain EEA jurisdictions and in compliance with requirements to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed, for example in Germany, marketing of a non-EEA fund now also requires the appointment of one or more depositaries (with cost implications for the fund). In the longer term (late 2015 at the earliest) non-EEA managers of non-EEA funds may be able to register under the AIFM. Where Apollo registers under the AIFM, Apollo will have more freedom to promote relevant funds in the EEA, although this will be subject to full compliance with all the requirements of the AIFM, which include (among other things) satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules could potentially impose significant additional costs on the operation of our business or investments in the EEA and could limit our operating flexibility within the relevant jurisdictions.
In July 2012, the European Parliament adopted the Regulation on OTC derivatives, central counterparties and trade repositories, known as “EMIR.” EMIR comes into force in stages and implements requirements similar to, but not the same as, those in Title VII of Dodd Frank, in particular requiring reporting of all derivative transactions, risk mitigation (in particular initial and variation margin) for OTC derivative transactions and central clearing of certain OTC derivative contracts. EMIR has minimal impact on the Apollo funds at present but is likely to apply more fully as additional implementation stages are reached. Compliance with the requirements is likely to increase the burdens and costs of doing business.
In Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. According to the German interest barrier rule, the tax deduction available to a company in respect of a net interest expense (interest expense less interest income) is limited to 30% of its tax earnings before interest, taxes, depreciation and amortization (“EBITDA”). Interest expense that does not exceed the threshold of €3m can be deducted without any limitations for income tax purposes. Interest expense in excess of the interest deduction limitation may be carried forward indefinitely (subject to change in ownership restrictions) and used in future periods against all profits and gains. In respect of a tax group, interest paid by the German tax group entities to non-tax group parties (e.g. interest on bank debt, capex facility and working capital facility debt) will be restricted to 30% of the tax group’s tax EBITDA. However, the interest barrier rule may not apply where German company’s gearing under International Financial Reporting Standards (“IFRS”) accounting principles is at maximum of 2% higher than the overall group’s leverage ratio at the level of the very top level entity which would be subject to IFRS consolidation (the “escape clause test”). This test is failed where any worldwide company of the entire group pays more than 10% of its net interest expense on debt to substantial (i.e. greater than 25%) shareholders, related parties of such shareholders (that are not members of the group) or secured third parties (although security granted by group members should not be harmful). If the group does not apply IFRS accounting principles, EU member countries’ generally accepted accounting principles or generally accepted accounting principles in the United States of America (“U.S. GAAP”) may also be accepted for the purpose of the escape clause test. It should be noted that for trade tax purposes, there is principally a 25% add back on all deductible interest paid or accrued by any German entity after the consideration of a tax exempt amount kEUR 100 which is applied to the sum of all add back amounts. For trade tax purposes interest payments within a German tax group will not be considered. Our businesses are subject to the risk that similar measures might be introduced in other countries in which they currently have investments or plan to invest in the future, or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses. Additionally, the Organization for Economic Co-Operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to "base erosion and profit shifting" by multinational companies. The action plan identified 15 actions the OECD determined are needed to address "base erosion and profit shifting" and generally set target dates for completion of each of the items between 2014 and 2015. Any changes to international tax laws, including new definitions of “permanent establishment”, could impact the tax treatment of our foreign earnings and adversely impact the investment returns of our funds.
Insurance Regulation. State insurance departments have broad administrative powers over the insurance business of our insurance company affiliates, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, payment of dividends and distributions to shareholders, review and/or approval of transactions with affiliates and other matters. State regulators regularly review and update these and other requirements. The National Association of Insurance Commissioners (“NAIC”) continues to move forward with its implementation of principles-based reserving for life insurers, which may change the methodology used by our insurance company affiliates to calculate their reserves.
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. In the United States, the NAIC has promulgated amendments to its insurance holding company system model law and regulations for consideration by the various states that would provide for more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. To date, both Iowa and New York have introduced bills to adopt such amendments. Internationally, the International Association of Insurance Supervisors is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups. Changes to existing laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
The Dodd-Frank Act created the Federal Insurance Office (the “FIO”) within the Department of Treasury headed by a Director appointed by the Treasury Secretary. The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role. In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation and (ii) the U.S. and global reinsurance market. Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
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
We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. Because we have not yet identified these potential new investment strategies, geographic markets or businesses, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from our attempted expansion. We also do not know how long it may take for us to expand, if we do so at all. We have also entered into strategic partnerships and separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. We have total discretion, at the direction of our manager, without needing to seek approval from our board of directors or shareholders, to enter into new investment strategies, geographic markets and businesses, other than expansions involving transactions with affiliates which may require board approval.
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
As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, many investments consummated by private equity sponsors during 2005, 2006 and 2007 that utilized significant amounts of leverage subsequently experienced severe economic stress and in certain cases defaulted on their debt obligations due to a decrease in revenues and cash flow precipitated by the economic downturn.
When our private equity funds’ existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our private equity funds’ existing portfolio investments came due, these funds could be materially and adversely affected.
Our credit funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. The credit funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost-and the timing and magnitude of such losses may be accelerated or exacerbated-in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.
In addition, as a business development company under the Investment Company Act, AINV is permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Further, AFT and AIF, as registered investment companies, are permitted to (i) issue preferred shares in amounts such that their respective asset coverage equals at least 200% after issuance and (ii) to incur indebtedness, including through the issuance of debt securities, so long as immediately thereafter the fund will have an asset coverage of at least 300% after issuance. The ability of each of AFT, AIF and AINV to pay dividends will be restricted if its asset coverage ratio falls below 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States of America to International Financial Reporting Standards may strain our resources and increase our annual expenses.
As a public entity, the SEC may require in the future that we report our financial results under IFRS, instead of under U.S. GAAP. IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board, or “IASB,” and are more focused on objectives and principles and less reliant on detailed rules than U.S. GAAP. Today, there remain significant and material differences in several key areas between U.S. GAAP and IFRS which would affect Apollo. Additionally, U.S. GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects and operations of Apollo, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.
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
Finally, we rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. Any interruption or deterioration in the performance of these third parties could impair the quality of the funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.
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
Our funds' portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.
We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit fund investors to request liquidation of investments in our funds on short notice.
The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for certain of our funds which have independent boards of directors.
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the shareholders and the majority of the independent members of such fund’s board of directors and, as required by law. Each investment management agreement for such funds can also be terminated by the majority of the shareholders. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. Currently, AFT and AIF, management investment companies under the Investment Company Act, and AINV, a management investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act.
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
We have loans outstanding and an undrawn revolving credit facility under the 2013 AMH Credit Facilities described in note 14 to our consolidated financial statements. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed above under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, if any, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.
Borrowings under the 2013 AMH Credit Facilities are scheduled to mature on January 18, 2019. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand or cash from the sale of our assets. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all.
Borrowings under the 2013 AMH Credit Facilities are floating-rate obligations based on either the London Interbank Offered Rate (“LIBOR”) or the Alternate Base Rate (“ABR”). As a result, an increase in short-term interest rates will increase our interest costs to the extent such borrowings have not been hedged into fixed rates.
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
If any civil or criminal lawsuits brought against us were to result in a finding of substantial legal liability or culpability, the lawsuit could, in addition to any financial damage, cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses. See “Item 3. Legal Proceedings.”
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
Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential fund investors and third parties with whom we do business. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry. There is a risk that our employees could engage in misconduct that adversely affects our businesses. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or the employees of our portfolio companies, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our businesses.
Underwriting activities expose us to risks.
Apollo Global Securities, LLC, a subsidiary of ours, may act as an underwriter in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.
The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment.
Before making investments in private equity and other fund investments, including real estate investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.
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
While diversification is generally an objective of our funds, we cannot give assurance as to the degree of diversification that will actually be achieved in any fund investments. Because a significant portion of a fund’s capital may be invested in a single investment or portfolio company, a loss with respect to such investment or portfolio company could have a significant adverse impact on such fund’s capital. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund’s performance and therefore our financial condition and results of operations.
Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which may involve foreign exchange, political, social, economic and tax uncertainties and risks.
Some of our funds invest all or a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, including Germany, China, India, Australia, and Singapore. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.
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
In addition, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. For example, certain countries such as Australia, China, and India, where our funds have made investments, have sought to tax investment gains derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those countries. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. With respect to India, in 2012 the Supreme Court of India held in favor of a taxpayer finding that the sale of a foreign company that indirectly held Indian assets was not subject to Indian tax. However, the tax laws were amended in 2012 to subject such gains to Indian tax with retroactive effect. Further, a general anti-avoidance rule was also introduced that would provide a basis for the tax authorities to subject other sales and investments through intermediate holding jurisdictions such as Mauritius to

Indian tax. While such rule is effective for tax years beginning on or after April 1, 2015, concerns have been raised with respect to these new rules including their retroactive effect in certain circumstances. Indian taxation of the capital gains of a foreign investor, upon a direct or indirect sale of an Indian company, therefore remains uncertain.
Third-party investors in our funds will have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in our credit funds may redeem their investments in our credit funds at any time after an initial holding period of 12 to 36 months. These events would lead to a decrease in our revenues, which could be substantial.
The governing agreements of certain of our funds allow the limited partners of those funds to (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our Managing Partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain key persons engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Each of Fund VI, Fund VII and Fund VIII, on which our near- to medium-term performance will heavily depend, include a number of such provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that have historically been consolidated in our financial statements, we amended the governing documents of those funds to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
Investors in our credit funds may also generally redeem their investments on an annual, semiannual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). Fund investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation and departures or changes in responsibilities of key investment professionals. In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in these funds could have a material adverse effect on our businesses, revenues, net income and cash flows.
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
Our financial projections for portfolio companies and other fund investments could prove inaccurate.
Our funds generally establish the capital structure of portfolio companies and certain other fund investments, including real estate investments, on the basis of financial projections for such investments. These projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections we used to establish a given investment's capital structure. Because of the leverage we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in such investments. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.
Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.
Our performance and the performance of our private equity funds is significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Over the last few years, the credit crisis has caused significant fluctuations in the value of securities held by our funds and the global economic recession had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we manage. Although the U.S. economy has improved, there remain many obstacles to continued growth in the economy such as high unemployment, global geopolitical events, risks of inflation and high deficit levels for governmental agencies in the U.S. and abroad. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and real estate industries. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of our portfolio companies in the packaging, manufacturing, chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world. The performance of our investments in the commodities markets is also subject to a high degree of business and market risk, as it is substantially dependent upon prevailing prices of oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments in the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not protect our investments. Similarly, the performance of cruise ship operations is also susceptible to adverse changes in the economic climate, such as higher fuel prices, as increases in the cost of fuel globally would increase the cost of cruise ship operations. Economic and political conditions in certain parts of the world make it difficult to predict the price of fuel in the future. In addition, cruise ship operators could experience increases in other operating costs, such as crew, insurance and security costs, due to market forces and economic or political instability beyond their control.
In respect of real estate, even though the U.S. residential real estate market has recently shown some signs of stabilizing from a lengthy and deep downturn, various factors could halt or limit a recovery in the housing market and have an adverse effect on the performance of certain of our funds’ investments, including, but not limited to, continued high unemployment, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates.
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
Instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which an Apollo fund invests may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund’s investments. In addition, when discovered, financial fraud may contribute to overall market volatility that can negatively impact an Apollo fund’s investment program. As a result, instances of bribery, fraud and other deceptive practices could result in fund performance that is poorer than expected.
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
Regulations governing AFT's and AIF’s operation affect their ability to raise, and the way in which they raise, additional capital.
As registered investment companies under the Investment Company Act, each of AFT and AIF may issue debt securities or preferred stock and borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, each of AFT and AIF is permitted to (i) issue preferred shares in amounts such that their respective asset coverage equals at least 200% after issuance and (ii) to incur indebtedness, including through the issuance of debt securities, so long as immediately thereafter the fund will have an asset coverage of at least 300% after issuance. If the value of its assets declines, such fund may be unable to satisfy this test. If that happens, such fund may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Further, each of AFT and AIF may raise capital by issuing common shares, however, the offering price per common share must equal or exceed the net asset value per share, exclusive of any underwriting commissions or discounts, of our shares.

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
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2013, we had 146,280,784 Class A shares outstanding. The Class A shares reserved under our equity incentive plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2013, 42,364,563 Class A shares remained available for future grant under our equity incentive plan. In addition, Holdings may at any time exchange its AOG Units for up to 228,954,598 Class A shares on behalf of our Managing Partners and Contributing Partners subject to the Amended and Restated Exchange Agreement. See "Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Exchange Agreement." We may also elect to sell additional Class A shares in one or more future primary offerings.
Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 61.0% of the AOG Units as of December 31, 2013. Subject to certain procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right, upon 60 days’ notice prior to a designated quarterly date, to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.
Our Managing Partners and Contributing Partners (through Holdings) have the ability to cause us to register the Class A shares they acquire upon exchange of their AOG Units, as was done in connection with the Company's Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions—Managing Partner Shareholders Agreement— Registration Rights.”
The Strategic Investors have the ability to cause us to register any of their non-voting Class A shares, as was done in connection with the Company's Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions—Lenders Rights Agreement.”
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
Our Managing Partners, through their ownership of BRH, beneficially own the Class B share that we have issued to BRH. The Managing Partners interests in such Class B share represented 69.3% of the total combined voting power of our shares entitled to vote as of December 31, 2013. As a result, they are able to exercise control over all matters requiring the approval of shareholders and are able to prevent a change in control of our company. In addition, our operating agreement provides that so long as the Apollo control condition (as described in “Item 10. Directors, Executive Officers and Corporate Governance—Our Manager”) is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities. The control of our manager will make it more difficult for a potential acquirer to assume control of our Company. Other provisions in our operating agreement may also make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our Managing Partners’ control over our Company, the control exercised by our manager as well as provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.
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
The U.S. Congress, the IRS and the U.S. Treasury Department have over the past several years examined the U.S. Federal income tax treatment of private equity funds, hedge funds and other kinds of investment partnerships. The present U.S. Federal income tax treatment of a holder of Class A shares and/or our own taxation may be adversely affected by any new legislation, new regulations or revised interpretations of existing tax law that arise as a result of such examinations. In May 2010, the U.S. House of Representatives passed legislation (the “May 2010 House Bill”) that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. The interests of Class A shareholders and our interests in the Apollo Operating Group that are entitled to receive carried interest may be classified as ISPIs for purposes of this legislation. The United States Senate considered, but did not pass, similar legislation. On February 14, 2012, Representative Levin introduced similar legislation (the “2012 Levin Bill”) that would tax carried interest at ordinary income rates (which would be higher than the proposed blended rate in the May 2010 House Bill). It is unclear whether or when the U.S. Congress will pass such legislation or what provisions would be included in any legislation, if enacted.
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

On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, now treated as capital gains, including gain on disposition of interests attributable to an ISPI, at rates higher than the capital gains rate applicable to such income under current law, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of carried interest. In its published revenue proposal for 2014, the Obama administration proposed that the current law regarding treatment of carried interest be changed to subject such income to ordinary income tax. The Obama administration's published revenue proposals for 2010, 2011, 2012 and 2013 contained similar proposals.
States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York has periodically considered legislation under which non-residents of New York could be subject to New York state income tax on income in respect of our Class A shares as a result of certain activities of our affiliates in New York, although it is unclear when or whether such legislation would be enacted.
On February 22, 2012, the Obama administration announced its framework of key elements to change the U.S. Federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation could provide, when it would be proposed, or its prospects for enactment. Several parts of the framework, if enacted, could adversely affect us. First, the framework could reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also limit our ability to finance new transactions and increase the effective cost of financing by companies in which we invest, which could reduce the value of our carried interest in respect of such companies. The framework also suggests that some entities currently treated as partnerships for tax purposes could be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. The framework reiterates the President's support for treatment of carried interest as ordinary income, as provided in the President's revenue proposal for 2014 is unknown, and the ultimate consequences of tax reform legislation, if any, are also presently not known.
Our shareholders do not elect our manager or vote and have limited ability to influence decisions regarding our businesses.
So long as the Apollo control condition is satisfied, our manager, AGM Management, LLC, which is owned and controlled by our Managing Partners, will manage all of our operations and activities. AGM Management, LLC is managed by BRH, a Cayman entity owned by our Managing Partners and managed by an executive committee composed of our Managing Partners. Our shareholders do not elect our manager, its manager or its manager’s executive committee and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our businesses and therefore limited ability to influence decisions regarding our businesses. Furthermore, if our shareholders are dissatisfied with the performance of our manager, they will have little ability to remove our manager. As discussed below, the Managing Partners collectively had 69.3% of the voting power of Apollo Global Management, LLC as of December 31, 2013. Therefore, they have the ability to control any shareholder vote that occurs, including any vote regarding the removal of our manager.
Our board of directors has no authority over our operations other than that which our manager has chosen to delegate to it.
For so long as the Apollo control condition is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities, and our board of directors has no authority other than that which our manager chooses to delegate to it. In the event that the Apollo control condition is not satisfied, our board of directors will manage all of our operations and activities.
For so long as the Apollo control condition is satisfied, our manager (i) nominates and elects all directors to our board of directors, (ii) sets the number of directors of our board of directors and (iii) fills any vacancies on our board of directors. After the Apollo control condition is no longer satisfied, each of our directors will be elected by the vote of a plurality of our shares entitled to vote, voting as a single class, to serve until his or her successor is duly elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal.
Control by our Managing Partners of the combined voting power of our shares and holding their economic interests through the Apollo Operating Group may give rise to conflicts of interests.
Our Managing Partners controlled 69.3% of the combined voting power of our shares entitled to vote as of December 31, 2013. Accordingly, our Managing Partners have the ability to control our management and affairs to the extent not controlled by our manager. In addition, they are able to determine the outcome of all matters requiring shareholder approval (such as a proposed sale of all or substantially of our assets, the approval of a merger or consolidation involving the company, and an election by our manager to dissolve the company) and are able to cause or prevent a change of control of our company and could preclude any unsolicited acquisition of our company. The control of voting power by our Managing Partners could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.
In addition, our Managing Partners and Contributing Partners, through their partnership interests in Holdings, are entitled to 61.0% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2013. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares. For example, our Managing Partners and Contributing Partners may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Tax Receivable Agreement.” In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.
We qualify for, and rely on, exceptions from certain corporate governance and other requirements under the rules of the NYSE.
We qualify for exceptions from certain corporate governance and other requirements under the rules of the NYSE. Pursuant to these exceptions, we may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. In addition, we are not required to hold annual meetings of our shareholders. Pursuant to the exceptions available to a controlled company under the rules of the NYSE, we have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Although we currently have a board of directors comprised of a majority of independent directors, we plan to continue to avail ourselves of these exceptions. Accordingly, you will not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.
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

•
Because our Managing Partners and Contributing Partners hold their AOG Units through entities that are not subject to corporate income taxation and Apollo Global Management, LLC holds the AOG Units in part through a wholly-owned subsidiary that is subject to corporate income taxation, conflicts may arise between our Managing Partners and Contributing Partners, on the one hand, and Apollo Global Management, LLC, on the other hand, relating to the selection, structuring, and disposition of investments. For example, the earlier taxable disposition of assets following an exchange transaction by a Managing Partner or Contributing Partner may accelerate payments under the tax receivable agreement and increase the present value of such payments, and the taxable disposition of assets before an exchange or transaction by a Managing Partner or Contributing Partner may increase the tax liability of a Managing Partner or Contributing Partner without giving rise to any rights to such Managing Partner or Contributing Partner to receive payments under the tax receivable agreement.

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
As a holding company, our ability to pay distributions will be subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A shareholders. Accordingly, we expect to cause the Apollo Operating Group to make distributions to its unitholders (Holdings, which is 100% owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the three intermediate holding companies, which are 100% owned by us), pro rata in an amount sufficient to enable us to pay such distributions to our Class A shareholders; however, such distributions may not be made. In addition, our manager can reduce or eliminate our dividend at any time, in its discretion. The Apollo Operating Group may make periodic distributions to its unitholders in amounts sufficient to cover hypothetical income tax obligations attributable to allocations of taxable income resulting from their ownership interest in the various limited partnerships making up the Apollo Operating Group, subject to compliance with any financial covenants or other obligations. By paying that cash distribution rather than investing that cash in our business, we might risk slowing the pace of our growth or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
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
As a result of unrealized built-in gain attributable to the value of our assets held by the Apollo Operating Group entities at the time of the Private Offering Transactions, upon the sale, refinancing or disposition of the assets owned by the Apollo Operating Group entities, our Managing Partners and Contributing Partners may incur different and greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the Managing Partners and Contributing Partners upon a realization event. As the Managing Partners and Contributing Partners will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets with unrealized built-in gains may also influence the timing and amount of payments that are received by an exchanging or selling founder or partner under the tax receivable agreement. All other factors being equal, earlier disposition of assets with unrealized built-in gains following such exchange will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets with unrealized built-in gains before an exchange will increase a Managing Partner’s or Contributing Partner’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by our Managing Partners and Contributing Partners pursuant to the tax receivable agreement.

We are required to pay our Managing Partners and Contributing Partners for most of the actual tax benefits we realize as a result of the tax basis step-up we receive in connection with our acquisitions of units from our Managing Partners and Contributing Partners.
Subject to certain restrictions, each Managing Partner and Contributing Partner has the right to exchange the AOG Units that he holds through his partnership interest in Holdings for our Class A shares in a taxable transaction. These exchanges, as well as our acquisitions of units from our Managing Partners or Contributing Partners, may result in increases in the tax basis of the intangible assets of the Apollo Operating Group that otherwise would not have been available. Any such increases may reduce the amount of tax that APO Corp. (“APO Corp.”), a wholly owned subsidiary of Apollo Global Management, LLC, would otherwise be required to pay in the future.
We have entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by APO Corp., to our Managing Partners and Contributing Partners of 85% of the amount of actual tax savings, if any, that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. In April 2013 and April 2012, the Apollo Operating Group made a distribution of $30.4 million and $5.8 million, respectively, to APO Corp. and APO Corp. made a payment to satisfy the liability under the tax receivable agreement to the Managing Partners and Contributing Partners from a realized tax benefit for the tax years 2012 and 2011. Future payments that APO Corp. may make to our Managing Partners and Contributing Partners could be material in amount. In the event that any other of our current or future U.S. subsidiaries become taxable as corporations and acquire AOG Units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, we expect, and have agreed that, each U.S corporation will become subject to a tax receivable agreement with substantially similar terms.
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
In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, APO Corp.’s (or its successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. See “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Tax Receivable Agreement.”
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
Under current law, so long as we are not required to register as an investment company under the Investment Company Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code on a continuing basis, we will be treated, for U.S. Federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. You may be subject to U.S. Federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit for each of our taxable years ending with or within your taxable year, regardless of whether or not you receive cash distributions from us. Accordingly, you may be required to make tax payments in connection with your ownership of Class A shares that significantly exceed your cash distributions in any specific year.
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
Current law may change, causing us to be treated as a corporation for U.S. Federal or state income tax purposes or otherwise subjecting us to entity level taxation. See "—Risks Related to Our Organization and Structure—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected." Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.
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
Our interests in certain of our businesses are held through entities that are treated as corporations for U.S. Federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.
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
Under the U.S. Foreign Account Tax Compliance Act, or FATCA, all entities in a broadly defined class of foreign entities including foreign financial institutions, or FFIs, are required to comply with a complicated and expansive reporting regime or, beginning after June 30, 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning after June 30, 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.
We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. Federal income tax purposes.
Certain of our investments may be in foreign corporations or may be acquired through foreign subsidiaries that would be classified as corporations for U.S. Federal income tax purposes. Such entities may be passive foreign investment companies, or “PFICs,” or controlled foreign corporations, or “CFCs,” for U.S. Federal income tax purposes. For example, APO (FC), LLC is considered to be a CFC for U.S. Federal income tax purposes. Class A shareholders indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences, including the recognition of taxable income prior to the receipt of cash relating to such income. In addition, gain on the sale of a PFIC or CFC may be taxable at ordinary income tax rates.
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
We will not make investments through taxable U.S. corporations solely for the purpose of limiting unrelated business taxable income ("UBTI") from “debt-financed” property and, thus, an investment in Class A shares will give rise to UBTI to tax-exempt holders of Class A shares. For example, APO Asset Co., LLC will hold interests in entities treated as partnerships, or otherwise subject to tax on a flow-through basis, that will incur indebtedness. Moreover, if the IRS successfully asserts that we are engaged in a trade or business, then additional amounts of income could be treated as UBTI.
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
As of 2013, individuals, estates and trusts are subject to an additional 3.8% tax on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in us will be included in a holder of the Class A share's “net investment income” subject to this additional tax.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in New York, California, Houston, Toronto, London, Singapore, Frankfurt, Mumbai, Hong Kong and Luxembourg. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

ITEM 3.	LEGAL PROCEEDINGS
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business, including claims and litigation, reviews, investigations and proceedings by governmental and self regulatory agencies regarding our business
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, but the cases have not yet been consolidated. On September 25, 2013, the Court held oral argument on Defendants’ motions to dismiss. AGM believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against AGM are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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

On July 9, 2012, Apollo was served with a subpoena by the New York Attorney General’s Office regarding Apollo’s fee waiver program. The subpoena is part of what we understand to be an industry-wide investigation by the New York Attorney General into the tax implications of the fee waiver program implemented by numerous private equity and hedge funds. Under the fee waiver program, individual fund managers for certain Apollo-managed funds prospectively elected to waive their management fees. Program participants received an interest in the future profits, if any, that would be earned on the invested amounts representing waived fees. They receive such profits from time to time in the ordinary course when distributions are made generally, as provided for in the applicable fund governing documents and waiver agreements. Four Apollo funds implemented the program, but the investment period for all funds was terminated as of December 31, 2012. Apollo believes its fee waiver program complies with all applicable laws, and is cooperating with the investigation.
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
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

PART II—OTHER INFORMATION

ITEM 5.	MARKETS FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A shares are traded on the NYSE under the symbol “APO.” Our Class A shares began trading on the NYSE on March 30, 2011.
The number of holders of record of our Class A shares as of February 26, 2014 was 4. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. As of February 26, 2014, there was 1 holder of our Class B share.
The following table sets forth the high and low intra-day sales prices per unit of our Class A shares, for the periods indicated, as reported by the NYSE:

	Sales Price
2013	High	Low
First Quarter	$24.87	$17.72
Second Quarter	28.14	20.86
Third Quarter	29.98	22.61
Fourth Quarter	34.88	28.04

	Sales Price
2012	High	Low
First Quarter	$15.48	$12.50
Second Quarter	14.70	10.42
Third Quarter	15.06	12.00
Fourth Quarter	17.85	13.83

	Sales Price
2011	High	Low
First Quarter	$19.00	$17.91
Second Quarter	18.91	15.27
Third Quarter	17.94	9.83
Fourth Quarter	14.21	8.85
Cash Distribution Policy
With respect to fiscal year 2013, we paid four cash distributions of $1.05, $0.57, $1.32 and $1.01 per Class A share on February 28, 2013, May 30, 2013, August 30, 2013, and November 29, 2013, respectively, (aggregating to $3.95 per Class A share) and we have declared an additional cash distribution of $1.08 per Class A share in respect of the fourth quarter of 2013 which was paid on February 26, 2014 to holders of record of Class A shares at the close of business on February 19, 2014. These distributions represented our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our shareholders for any ensuing quarter.
With respect to fiscal year 2012, we paid four cash distributions of $0.46, $0.25, $0.24 and $0.40 per Class A share on February 29, 2012, May 30, 2012, August 31, 2012, and November 30, 2012, respectively, aggregating to $1.35 per Class A share. These distributions represented our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our shareholders for any ensuing quarter.

With respect to fiscal year 2011, we paid four cash distributions of $0.17, $0.22, $0.24 and $0.20 per Class A share on January 14, 2011, June 1, 2011, August 29, 2011 and December 2, 2011, respectively, aggregating to $0.83 per Class A share. These distributions represented our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our shareholders for any ensuing quarter.
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
Payments that any of our intermediate holding companies make under the tax receivable agreement will reduce amounts that would otherwise be available for distribution by us on our Class A shares. See note 17 to our consolidated financial statements.
Under Delaware law we are prohibited from making a distribution to the extent that our liabilities, after such distribution, exceed the fair value of our assets. Our operating agreement does not contain any restrictions on our ability to make distributions, except that we may only distribute Class A shares to holders of Class A shares. The 2013 AMH Credit Facilities, as defined in note 14 to our consolidated financial statements, do not contain restrictions on our or our subsidiaries' ability to pay distributions; however, instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries' ability to pay distributions or make other cash distributions to equity holders.
In addition, the Apollo Operating Group’s cash flow from operations may be insufficient to enable it to make tax distributions to its partners, in which case the Apollo Operating Group may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
Our cash distribution policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay distributions according to our cash distribution policy, we may not pay distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended distributions.
As of December 31, 2013, approximately 26.2 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, to be paid in the form of cash compensation.
Securities Authorized for Issuance Under Equity Compensation Plans
See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Class A Shares Repurchases in the Fourth Quarter of 2013
No purchases of our Class A shares were made by us or on our behalf in the fourth quarter of the year ended December 31, 2013.
Unregistered Sale of Equity Securities
On October 16, 2013 and November 13, 2013, we issued 6,878 and 297,634 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $219,683 and $9,038,609, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

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
The selected historical consolidated statements of operations data of Apollo Global Management, LLC for each of the years ended December 31, 2013, 2012 and 2011 and the selected historical consolidated statements of financial condition data as of December 31, 2013 and 2012 have been derived from our consolidated financial statements which are included in “Item 8. Financial Statements and Supplementary Data.”

We derived the selected historical consolidated statements of operations data of Apollo Global Management, LLC for the years ended December 31, 2010 and 2009 and the selected consolidated statements of financial condition data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements which are not included in this document.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Advisory and transaction fees from affiliates, net	$196,562	$149,544	$81,953	$79,782	$56,075
Management fees from affiliates	674,634	580,603	487,559	431,096	406,257
Carried interest income (loss) from affiliates	2,862,375	2,129,818	(397,880)	1,599,020	504,396
Total Revenues	3,733,571	2,859,965	171,632	2,109,898	966,728
Expenses:
Compensation and benefits:
Equity-based compensation	126,227	598,654	1,149,753	1,118,412	1,100,106
Salary, bonus and benefits	294,753	274,574	251,095	249,571	227,356
Profit sharing expense	1,173,255	872,133	(60,070)	575,367	167,548
Total Compensation and Benefits	1,594,235	1,745,361	1,340,778	1,943,350	1,495,010
Interest expense	29,260	37,116	40,850	35,436	50,252
Professional fees	83,407	64,682	59,277	61,919	33,889
General, administrative and other	98,202	87,961	75,558	65,107	61,066
Placement fees	42,424	22,271	3,911	4,258	12,364
Occupancy	39,946	37,218	35,816	23,067	29,625
Depreciation and amortization	54,241	53,236	26,260	24,249	24,299
Total Expenses	1,941,715	2,047,845	1,582,450	2,157,386	1,706,505
Other Income:
Net gains (losses) from investment activities	330,235	288,244	(129,827)	367,871	510,935
Net gains (losses) from investment activities of consolidated variable interest entities	199,742	(71,704)	24,201	48,206	—
Income from equity method investments	107,350	110,173	13,923	69,812	83,113
Interest income	12,266	9,693	4,731	1,528	1,450
Gain from repurchase of debt(1)	—	—	—	—	36,193
Other income, net	40,114	1,964,679	205,520	195,032	41,410
Total Other Income	689,707	2,301,085	118,548	682,449	673,101
Income (loss) before income tax provision	2,481,563	3,113,205	(1,292,270)	634,961	(66,676)
Income tax provision	(107,569)	(65,410)	(11,929)	(91,737)	(28,714)
Net Income (Loss)	2,373,994	3,047,795	(1,304,199)	543,224	(95,390)
Net (income) loss attributable to Non-Controlling Interests(2)(3)	(1,714,603)	(2,736,838)	835,373	(448,607)	(59,786)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$659,391	$310,957	$(468,826)	$94,617	$(155,176)
Distributions Declared per Class A Share	$3.95	$1.35	$0.83	$0.21	$0.05
Net Income (Loss) Available to Class A Share – Basic	$4.06	$2.06	$(4.18)	$0.83	$(1.62)
Net Income (Loss) Available to Class A Share –Diluted	$4.03	$2.06	$(4.18)	$0.83	$(1.62)

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Statement of Financial Condition Data
Total assets	$22,477,981	$20,636,858	$7,975,873	$6,552,372	$3,385,197
Debt (excluding obligations of consolidated variable interest entities)	750,000	737,818	738,516	751,525	933,834
Debt obligations of consolidated variable interest entities	12,423,962	11,834,955	3,189,837	1,127,180	—
Total shareholders’ equity	6,688,722	5,703,383	2,648,321	3,081,419	1,299,110
Total Non-Controlling Interests	$4,051,453	$3,036,565	$1,921,920	$2,930,517	$1,603,146

(1)
During April and May 2009, the Company repurchased a combined total of $90.9 million of face value of debt for $54.7 million and recognized a net gain of $36.2 million which is included in other (loss) income in the consolidated and combined statements of operations for the year ended December 31, 2009.

(2)
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

The ownership interest was impacted by a share repurchase in February 2009, the Company’s IPO in April 2011, issuances of Class A shares in settlement of vested RSUs in 2010, 2011, 2012, and 2013, and the Company's secondary offering in May 2013. See “Item 8. Financial Statements and Supplementary Data” for details of the ownership percentage. Additionally, in November 2013, certain AOG Units were exchanged for Class A shares and sold, which also impacted the ownership interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s consolidated financial statements and the related notes as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 23 years and lead a team of 710 employees, including 277 investment professionals, as of December 31, 2013.
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
As of December 31, 2013, approximately 96% of our total AUM was in funds with a contractual life at inception of seven years or more, and 7% of our total AUM was in permanent capital vehicles with unlimited duration.
As of December 31, 2013, we had total AUM of $161.2 billion across all of our businesses. On December 31, 2013, Apollo Investment Fund VIII, L.P. ("Fund VIII") held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2013, Fund VIII had $18.2 billion of uncalled commitments, or "dry powder," remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2013, Fund VII had $3.4 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through December 31, 2013. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

Holding Company Structure
The diagram below depicts our current organizational structure:
Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Annual Report on Form 10-K.

(1)
The Strategic Investors hold 30.21% of the Class A shares outstanding and 11.91% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 31.23% of the total voting power of our shares entitled to vote and 27.51% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 68.77% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 53.42% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 60.58% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 53.42% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 7.16% of the AOG Units.

(5)	BRH Holdings GP, Ltd is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 39.42% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment
As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Fluctuations in equity prices, which may be volatile, can significantly impact the valuation of our funds' portfolio companies and related income we may recognize. In the U.S., the S&P 500 Index rose 9.9% in the fourth quarter of 2013, bringing the full year appreciation to 29.6% and closed at a new record high at the end of the fourth quarter of 2013. Outside the U.S., world equity markets also continued to rise in the fourth quarter of 2013, completing a strong year. The MSCI All Country World ex USA Index was up 4.4% in the fourth quarter of 2013 and 12.3% for the year ended December 31, 2013. Importantly, we believe that the continued strength in the equity markets has been accommodative for continued equity capital markets activity, including IPOs and secondary offerings of the portfolio companies within our funds.
Conditions in the global credit markets also have a significant impact on our business. Credit indices rose in the fourth quarter of 2013, completing a positive year, with the BoAML HY Master II Index up 3.5% in the fourth quarter of 2013 and 7.4% for the year ended December 31, 2013, while the S&P/LSTA Leveraged Loan Index was up 1.7% during the fourth quarter of 2013 and 5.3% for the year ended December 31, 2013. Benchmark interest rates increased sharply during the fourth quarter of 2013 with the U.S. 10-year Treasury up approximately 40 basis points to 3.0%, following the Federal Reserve’s commencement of tapering its quantitative easing policy.
In terms of economic conditions, the Bureau of Economic Analysis reported that real GDP in the U.S. increased at an annual rate of 3.2% in the fourth quarter of 2013 and 1.9% for the full year ended December 31, 2013. As of January 2014, The International Monetary Fund estimates that the U.S. economy will expand by 2.8% in 2014. Additionally, the U.S. unemployment rate remained elevated at 7.0% as of December 31, 2013, despite recent signs of improvement.
Amid the generally favorable backdrop of elevated asset prices, Apollo continued to generate significant realizations for fund investors. Apollo returned $5.8 billion and $22.6 billion of capital and realized gains to the limited partners of the funds it manages during the fourth quarter of 2013 and the full year ended December 31, 2013, respectively. Apollo’s fundraising activities also continued at a strong pace, with $10.0 billion and $22.1 billion of new capital raised during the fourth quarter and full year 2013, respectively, as institutional investors continued to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low rate environment.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its investors by focusing on opportunities that management believes are often overlooked by other investors. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 20 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors cover chemicals, natural resources, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

Market Considerations
Our revenues consist of the following:

•
Management fees, which are calculated based upon any of “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “invested capital,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable management agreement of the unconsolidated funds;

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
Uncertainty remains regarding Apollo’s future taxation levels. On May 28, 2010, the House of Representatives passed legislation that would, if enacted in its present form, preclude us from qualifying for treatment as a partnership for U.S. Federal income tax purposes under the publicly traded partnership rules. See “Item 1A. Risk Factors-Risks Related to Our Organization and Structure-Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected” and “Item 1A. Risk Factors—Risks Related to Taxation—Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Managing Business Performance
We believe that the presentation of Economic Net Income (Loss) supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Net Income (Loss)
Economic Net Income (Loss) ("ENI") is a measure of profitability and does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, income tax expense, amortization of intangibles associated with the 2007 Reorganization, as well as acquisitions and Non-Controlling Interests (excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies). In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.
During the second quarter of 2013, monitoring fees based on Athene's capital and surplus and the change in the market value of the derivative contracts related to Athene's capital and surplus recorded in advisory and transaction fees from affiliates, net, as disclosed in note 17 to the consolidated financial statements, were reclassified from the private equity segment to the credit segment to better evaluate the performance of Apollo's private equity and credit segments in making key operating decisions. Reclassifications have been made to the prior period financial data for Apollo's reportable segments to conform to the current presentation. The impact of this reclassification on the ENI for the private equity and credit segment is reflected in the table below for the years ended December 31, 2012 and 2011:

	Impact of Reclassification on Economic Net (Loss) Income
	Private Equity Segment	Credit Segment
For the year ended December 31, 2012	$(16,787)	$16,787
For the year ended December 31, 2011	$(8,768)	$8,768

During the fourth quarter of 2013, certain reclassifications were made to prior period financial data within salary, bonus and benefits and profit sharing expense to conform to the current presentation. The impact of these reclassifications on management business ENI and incentive business ENI is reflected in the table below for Apollo’s three reportable segments for the years ended December 31, 2012 and 2011.

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the year ended December 31, 2012	$24,397	$(17,082)	$(7,315)
For the year ended December 31, 2011	3,434	(2,081)	(1,353)

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the year ended December 31, 2012	$(24,397)	$17,082	$7,315
For the year ended December 31, 2011	(3,434)	2,081	1,353

As it relates to the reclassifications described above, the impact to the combined segments' ENI for all periods presented was zero.
ENI is a key performance measure used for understanding the performance of our operations from period to period and although not every company in our industry defines these metrics in precisely the same way we do, we believe that this metric, as we use it, facilitates comparisons with other companies in our industry. We use ENI to evaluate the performance of our private equity, credit and real estate segments. Management also believes the components of ENI such as the amount of management fees, advisory and transaction fees, net and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

(i)
non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units (the costs associated with the 2007 private placement are expected to be recurring components of our costs but at a diminishing rate, we may be able to incur lower cash compensation costs with the granting of equity-based compensation). The AOG Units were fully vested and amortized as of June 30, 2013;

(ii)
income tax, which represents a necessary and recurring element of our operating costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense;

(iii)	amortization of intangible assets associated with the 2007 Reorganization and acquisitions, which is a recurring item until all intangibles have been fully amortized; and

(iv)
Non-Controlling Interests, excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies, which is expected to be a recurring item and represents the aggregate of the income or loss that is not owned by the Company.

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
The following summarizes the adjustments to ENI that reconcile ENI to the net income (loss) attributable to Apollo Global Management, LLC determined in accordance with U.S. GAAP:

•
Inclusion of the impact of RSUs granted in connection with the 2007 private placement and non-cash equity-based compensation expense comprising amortization of AOG Units. Management assesses our performance based on management fees, advisory and transaction fees, and carried interest income generated by the business and excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units because these non-cash charges are not viewed as part of our core operations. The AOG Units were fully amortized as of June, 2013.

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
Assets Under Management
Assets Under Management, or AUM, refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments;

(ii)
the NAV, of our credit funds, other than certain CLOs and CDOs, which have a fee generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

(iii)
the gross asset value or net asset value of our real estate entities and the structured portfolio company investments included within the funds we manage, which includes the leverage used by such structured portfolio companies;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets we manage; and

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
The table below displays fee-generating and non-fee generating AUM by segment as of December 31, 2013, 2012 and 2011. Changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of December 31,
	2013		2012		2011
	(in millions)
Total Assets Under Management	$161,177	(1)	$113,379	(1)	$75,222
Fee-generating	128,368		81,934		58,121
Non-fee generating	32,809	(1)	31,445	(1)	17,101
Private Equity	49,908		37,832		35,384
Fee-generating	34,173		27,932		28,031
Non-fee generating	15,735		9,900		7,353
Credit(2)	100,886		64,406		31,867
Fee-generating	88,249		49,518		26,553
Non-fee generating	12,637		14,888		5,314
Real Estate(2)	9,289		8,800		7,971
Fee-generating	5,946		4,484		3,537
Non-fee generating	3,343		4,316		4,434

(1)	As of December 31, 2013 and 2012, includes $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

(2)	Includes fee-generating and non-fee generating AUM as of September 30, 2012 for certain publicly traded vehicles managed by Apollo.
During the year ended December 31, 2013, our total fee-generating AUM increased primarily due to acquisitions and increases in subscriptions, this was partially offset by distributions, leverage, and movements between fee-generating and non-fee generating AUM. The fee-generating AUM of our private equity funds increased primarily due to subscriptions, offset primarily by distributions and movement between fee-generating and non-fee generating AUM. The fee-generating AUM of our credit funds increased during the year ended December 31, 2013 primarily due to acquisitions and subscriptions, and offset by decreases in leverage and distributions. The fee-generating AUM of our real estate segment increased primarily due to net segment transfers in and subscriptions, and was partially offset by distributions.
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
With respect to our private equity funds and certain of our credit and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to realized carried interest on the realized gains on the disposition of such funds’ investments. Certain funds may have current fair values below invested capital; however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders' equity as defined in the applicable management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of December 31, 2013, our total fee-generating AUM is comprised of approximately 97% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of December 31, 2013, 2012 and 2011 are presented below:

	As of December 31, 2013
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$19,630		$5,834	$156	$25,620
Fee-generating AUM based on invested capital	11,923		1,649	3,753	17,325
Fee-generating AUM based on gross/adjusted assets	925		72,202	1,769	74,896
Fee-generating AUM based on leverage	1,695		1,587	—	3,282
Fee-generating AUM based on NAV	—		6,977	268	7,245
Total Fee-Generating AUM	$34,173	(1)	$88,249	$5,946	$128,368

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2013 was 75 months.

	As of December 31, 2012
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$15,854		$5,156	$194	$21,204
Fee-generating AUM based on invested capital	7,613		3,124	1,866	12,603
Fee-generating AUM based on gross/adjusted assets	855		31,599	2,134	34,588
Fee-generating AUM based on leverage	3,610		3,101	—	6,711
Fee-generating AUM based on NAV	—		6,538	290	6,828
Total Fee-Generating AUM	$27,932	(1)	$49,518	$4,484	$81,934

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2012 was 61 months.

	As of December 31, 2011
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$14,848		$2,747	$279	$17,874
Fee-generating AUM based on invested capital	8,635		2,909	1,820	13,364
Fee-generating AUM based on gross/adjusted assets	948		15,862	1,213	18,023
Fee-generating AUM based on leverage	3,600		3,213	—	6,813
Fee-generating AUM based on NAV	—		1,822	225	2,047
Total Fee-Generating AUM	$28,031	(1)	$26,553	$3,537	$58,121

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2011 was 65 months.

AUM as of December 31, 2013, 2012 and 2011 was as follows:

	Total Assets Under Management
	As of December 31,
	2013	2012	2011
	(in millions)
AUM:
Private equity	$49,908	$37,832	$35,384
Credit	100,886	64,406	31,867
Real estate	9,289	8,800	7,971
Total(1)	$161,177	$113,379	$75,222

(1)	As of December 31, 2013 and 2012, includes $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.
The following table presents total AUM and fee-generating AUM amounts for our private equity segment by strategy:

	Total AUM					Fee-Generating AUM
	As of December 31,					As of December 31,
	2013		2012		2011	2013		2012		2011
	(in millions)
Traditional Private Equity Funds	$46,998		$35,617		$34,232	$31,929		$25,706		$26,984
ANRP	1,367		1,284		—	1,295		1,295		—
Other	1,543	(1)	931	(1)	1,152	949	(1)	931	(1)	1,047
Total	$49,908		$37,832		$35,384	$34,173		$27,932		$28,031

(1)	Represents co-investments contributed to Athene by AAA, through its investment in AAA Investments, as part of the AAA Transaction.

The following table presents total AUM and fee-generating AUM amounts for our credit segment by strategy:

	Total AUM			Fee-Generating AUM
	As of December 31,			As of December 31,
	2013	2012	2011(1)	2013	2012	2011(1)
	(in millions)
Athene(2)	$50,345	$10,970	$5,974	$50,345	$10,845	$5,974
U.S. Performing Credit	$22,177	$27,509	$14,719	$17,510	$20,567	$11,377
Structured Credit	12,779	11,436	2,442	9,362	7,589	1,789
Opportunistic Credit	7,068	6,177	5,310	4,763	4,722	4,603
Non-Performing Loans	5,688	6,404	1,935	4,330	4,527	1,636
European Credit	2,829	1,910	1,434	1,939	1,268	1,122
Other	—	—	53	—	—	52
Total	$100,886	$64,406	$31,867	$88,249	$49,518	$26,553

(1)	Reclassified to conform to current presentation.

(2)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.
The following table presents total AUM and fee-generating AUM amounts for our real estate segment by strategy:

	Total AUM			Fee-Generating AUM
	As of December 31,			As of December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Debt	$5,731	$4,826	$4,042	$3,701	$2,332	$1,411
Equity	3,558	3,974	3,929	2,245	2,152	2,126
Total	$9,289	$8,800	$7,971	$5,946	$4,484	$3,537

The following tables summarize changes in total AUM and total AUM for each of our segments for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013		2012		2011
	(in millions)
Change in Total AUM:
Beginning of Period	$113,379	(1)	$75,222		$67,551
Income (Loss)	15,150		12,038		(1,477)
Subscriptions/Capital raised	22,142		9,688		3,797
Other inflows/Acquisitions	43,832		23,629		9,355
Distributions	(22,641)		(10,858)		(5,153)
Redemptions	(1,508)		(1,221)		(532)
Leverage	(9,177)		4,881		1,681
End of Period	$161,177	(1)	$113,379	(1)	$75,222
Change in Private Equity AUM:
Beginning of Period	$37,832		$35,384		$38,799
Income (Loss)	10,656		8,108		(1,612)
Subscriptions/Capital raised	17,613		662		417
Distributions	(15,620)		(6,537)		(3,464)
Redemptions(2)	(176)		—		—
Net segment transfers	2,133		317		167
Leverage	(2,530)		(102)		1,077
End of Period	$49,908		$37,832		$35,384
Change in Credit AUM:
Beginning of Period	$64,406		$31,867		$22,283
Income (Loss)	4,082		3,274		(110)
Subscriptions/Capital raised	3,439		5,504		3,094
Other inflows/Acquisitions	43,832		23,629		9,355
Distributions	(5,458)		(3,197)		(1,237)
Redemptions	(1,042)		(948)		(532)
Net segment transfers	(2,056)		(1,023)		(1,353)
Leverage	(6,317)		5,300		367
End of Period	$100,886		$64,406		$31,867
Change in Real Estate AUM:
Beginning of Period	$8,800		$7,971		$6,469
Income	399		656		245
Subscriptions/Capital raised	1,090		475		286
Distributions	(1,559)		(1,124)		(452)
Redemptions (2)	(290)		(273)		—
Net segment transfers	1,179		1,412		1,186
Leverage	(330)		(317)		237
End of Period	$9,289		$8,800		$7,971

(1)	As of December 31, 2013 and 2012, includes $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

(2)	Represents release of unfunded commitments primarily related to Fund III and several legacy CPI real estate funds that were past their investment periods.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of our segments for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$81,934	$58,121	$47,037
Income (Loss)	2,100	1,390	(393)
Subscriptions/Capital raised	21,104	5,873	2,547
Other inflows/Acquisitions	43,832	21,277	9,355
Distributions	(7,517)	(3,728)	(734)
Redemptions	(946)	(909)	(481)
Net movements between Fee-Generating and Non-Fee Generating	(6,215)	(564)	761
Leverage	(5,924)	474	29
End of Period	$128,368	$81,934	$58,121
Change in Private Equity Fee-Generating AUM:
Beginning of Period	$27,932	$28,031	$27,874
Income (Loss)	398	285	(112)
Subscriptions/Capital raised	17,582	644	410
Distributions	(3,430)	(1,256)	(272)
Redemptions	(19)	—	—
Net segment transfers	482	50	(88)
Net movements between Fee-Generating and Non-Fee Generating	(6,858)	515	285
Leverage	(1,914)	(337)	(66)
End of Period	$34,173	$27,932	$28,031
Change in Credit Fee-Generating AUM:
Beginning of Period	$49,518	$26,553	$16,484
Income	1,630	988	301
Subscriptions/Capital raised	2,504	4,953	1,795
Other inflows/Acquisitions	43,832	21,277	9,355
Distributions	(3,118)	(2,029)	(283)
Redemptions	(927)	(909)	(481)
Net segment transfers	(1,611)	(1,096)	(638)
Net movements between Fee-Generating and Non-Fee Generating	431	(1,030)	356
Leverage	(4,010)	811	(336)
End of Period	$88,249	$49,518	$26,553
Change in Real Estate Fee-Generating AUM:
Beginning of Period	$4,484	$3,537	$2,679
Income (Loss)	72	117	(582)
Subscriptions/Capital raised	1,018	276	342
Distributions	(969)	(443)	(179)
Net segment transfers	1,129	1,045	726
Net movements between Fee-Generating and Non-Fee Generating	212	(48)	120
Leverage	—	—	431
End of Period	$5,946	$4,484	$3,537

Private Equity
During the year ended December 31, 2013, the AUM in our private equity segment increased by $12.1 billion, or 31.9%. This increase was a result of subscriptions of $17.5 billion in Fund VIII and $10.7 billion of income from improved unrealized gains, including $5.9 billion from Fund VII and $4.3 billion from Fund VI. Offsetting this increase was $15.6 billion of distributions, including $8.7 billion from Fund VII and $5.8 billion from Fund VI, and $2.5 billion of decreased leverage, including $2.0 billion in Fund VII.
During the year ended December 31, 2012, the total AUM in our private equity segment increased by $2.4 billion, or 6.9%. This increase was primarily a result of income of $8.1 billion attributable to improved unrealized gains in our private equity funds, including $4.5 billion from Fund VII and $3.1 billion from Fund VI. In addition, contributing to this increase was an additional $0.7 billion in subscriptions from AION and ANRP. Offsetting this increase was $6.5 billion in distributions, including $3.7 billion from Fund VII and $2.1 billion from Fund VI.
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
Credit
During the year ended December 31, 2013, AUM in our credit segment increased by $36.5 billion, or 56.6%. This increase consisted of $43.8 billion in acquisitions related to the acquisition of Aviva USA by Athene Holding Ltd., $4.1 billion in unrealized gains, subscriptions of $3.4 billion, including $0.9 billion in Financial Credit Investment II, L.P. ("FCI II") and $0.6 billion in COF III. This increase in AUM was partially offset by a decrease in leverage of $6.3 billion, including $1.0 billion in U.S. performing credit strategy from net CLO vehicle wind-down, $1.3 billion in COF II, and $0.8 billion in AMTG, $5.5 billion in distributions, including $1.9 billion from COF I, $0.6 billion from EPF I and $1.1 billion from COF II.
During the year ended December 31, 2012, total AUM in our credit segment increased by $32.5 billion, or 102.1%. This increase was primarily attributable to $18.5 billion in acquisitions related to Stone Tower Capital LLC and its related management companies ("Stone Tower"), $5.1 billion in other inflows related to Athene and $5.3 billion in increased leverage, including $3.4 billion from AMTG. The increase was also a result of $5.5 billion of additional subscriptions, including $3.0 billion by EPF II, $0.6 billion by Apollo Centre Street Partnership, L.P. (“ACSP”) and $0.4 billion by AMTG. This increase was partially offset by $3.2 billion of distributions, including $1.5 billion collectively from COF I and COF II and $0.3 billion from EPF I.
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
Real Estate
During the year ended December 31, 2013, AUM in our real estate segment increased by $0.5 billion, or 5.5%. This increase was the result of $1.2 billion in net segment transfers in, including $0.6 billion from Athene Accounts related to subordinate commercial estate loans ("Athene CRE Lending") and $0.5 billion from Athene Accounts related to commercial mortgage backed securities, $1.1 billion in subscriptions, including $0.7 billion in AGRE Debt Fund I and $0.3 billion in Apollo Commercial Real Estate Finance Inc ("ARI"). These increases were partially offset by distributions of $1.6 billion, including $0.4 billion from Athene CRE Lending and $0.4 billion from CPI Capital Partners Asia Pacific, L.P.
During the year ended December 31, 2012, total AUM in our real estate segment increased by $0.8 billion, or 10.4%. This increase was primarily a result of $1.4 billion in net transfers from other segments and additional subscriptions of $0.5 billion, including $0.2 billion from a real estate investment. In addition, also contributing to this increase was income of $0.7 billion attributable to improved unrealized gains in our real estate funds, including $0.4 billion from CPI Capital Partners North America L.P., CPI Capital Partners Europe L.P., CPI Capital Partners Asia Pacific, L.P. (collectively, the "CPI Funds"). Partially offsetting this increase was $1.1 billion in distributions, including $0.8 billion from the CPI Funds.

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
The following table summarizes the private equity dollars invested during the specified reporting periods:

	For the Year Ended December 31,
	2013	2012	2011
	(in millions)
Private equity dollars invested	$2,561	$3,191	$3,350
The following table summarizes the uncalled private equity commitments as of December 31, 2013, 2012 and 2011:

	As of December 31,
	2013	2012	2011
	(in millions)
Uncalled private equity commitments	$23,689	$7,464	$8,204

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

•
our funds’ returns have benefited from investment opportunities and general market conditions that may not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities;

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

•	Fund VIII, Fund VII and Fund VI are several times larger than our previous private equity funds, and this additional capital may not be deployed as profitably as our prior funds;

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV has generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2013, while Fund V has generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2013. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.”

Investment Record
Private Equity
The following table summarizes the investment record of our private equity funds. All amounts are as of December 31, 2013, unless otherwise noted:

								As of December 31, 2013				As of December 31, 2012				As of December 31, 2011
	Vintage Year	Committed Capital	Total Invested Capital	Committed Capital Less Unfunded Capital Commitments(1)	Realized	Unrealized(2)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
	(in millions)
Fund VIII(3)	2013	$18,377	$100	$183	$—	$100	$100	NM	(4)	NM	(4)	N/A		N/A		N/A		N/A
AION(3)	—	376	55	67	—	57	57	NM	(4)	NM	(4)	NM	(4)	NM	(4)	N/A		N/A
ANRP	2012	1,323	370	415	19	437	456	18%		7%		NM	(4)	NM	(4)	NM	(4)	NM	(4)
Fund VII	2008	14,676	14,979	11,250	19,569	10,843	30,412	39		30		35%		26%		31%		22%
Fund VI	2006	10,136	12,457	9,710	12,541	9,551	22,092	15		12		11		9		6%		5%
Fund V	2001	3,742	5,192	3,742	12,385	463	12,848	61		44		61		44		61%		44%
Fund IV	1998	3,600	3,481	3,600	6,776	38	6,814	12		9		12		9		12%		9%
Fund III	1995	1,500	1,499	1,500	2,695	—	2,695	18		11		18		11		18%		12%
Fund I, II & MIA(5)	1990/92	2,220	3,773	2,220	7,924	—	7,924	47		37		47		37		47%		37%
Totals		$55,950	$41,906	$32,687	$61,909	$21,489	$83,398	39%	(6)	26%	(6)	39%	(6)	25%	(6)	39%	(6)	25%	(6)

			Total Return
	Vintage Year	Current Net Asset Value as of December 31, 2013	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
AAA(7)	2006	$1,941.2	21%	20%	(8)%

(1)
“Committed Capital Less Unfunded Capital Commitments” represents capital commitments from limited partners to invest in a particular fund less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements.

(2)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.

(3)	Fund VIII and AION were launched during 2013 and 2012, respectively. Fund VIII had its final capital raise in 2013, establishing its vintage year.

(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(5)
Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. "MIA" represents a "mirrored" investment account established to mirror Funds I and II for investment in debt securities. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III were excluded assets in connection with the 2007 Reorganization of Apollo Global Management, LLC. As a result, Apollo Global Management, LLC did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with our managing partners and other investment professionals.

(6)	Total IRR is calculated based on total cash flows for all funds presented.

(7)
AAA completed its initial public offering in June 2006 and is the sole limited partner in AAA Investments, L.P. (“AAA Investments”). AAA was originally designed to give investors in its common units exposure as a limited partner to certain of the strategies that we employ and allowed us to manage the asset allocations to those strategies by investing alongside our private equity funds and directly in our credit funds and certain other opportunistic investments that we sponsor and manage. On October 31, 2012, AAA Investments consummated a transaction whereby substantially all of its assets were contributed to Athene in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”). Following receipt of required regulatory consents, AAA Investments transferred its remaining investments to Athene Holding Ltd. on July 29, 2013. After the AAA Transaction, Athene Holding Ltd. was AAA’s only material investment and as of December 31, 2013, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. with an economic ownership stake of approximately 72.5% (without giving effect to restricted common shares issued under Athene’s management equity plan and conversion of AAA Investments' note receivable), and as of December 31, 2013, effectively held 45% of the voting power of Athene. Additional information related to AAA can be found on its website www.apolloalternativeassets.com. The information contained in AAA’s website is not part of this Annual Report on Form 10-K.
The following table summarizes the investment record for distressed investments made in our private equity fund portfolios excluding ANRP and AION, since the Company’s inception. All amounts are as of December 31, 2013:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,608	$16,593	29%
Non-Control Distressed	6,078	9,023	71
Total	11,686	25,616	49
Buyout Equity, Portfolio Company Debt and Other Credit(2)	29,795	57,269	23
Total	$41,481	$82,885	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

(2)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of our Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of December 31, 2013:
Fund VIII

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$100	$100
Total	$100	$100
Fund VII

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,302	$22,785
Other Credit and Classic Distressed(1)	4,677	7,627
Total	$14,979	$30,412
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,312	$18,402
Other Credit and Classic Distressed(1)	2,145	3,690
Total	$12,457	$22,092

Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,874
Classic Distressed(1)	780	974
Total	$5,192	$12,848

(1)	Classic Distressed is defined as investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary and post recessionary periods (second half of 2007 through December 31, 2013), our private equity funds have invested $29.6 billion, of which $16.6 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.1x, 7.7x and 6.6x, respectively as of December 31, 2013. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable EBITDA which we believe captures the true economics for our funds' purchases of portfolio companies.

Credit
The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which is computed for the purposes of this table based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. Apollo also manages CLOs within our credit segment, with such CLOs representing a total AUM of approximately $9.4 billion as of December 31, 2013. Such CLO performance information is not included in the following credit investment record tables. All amounts are as of December 31, 2013, unless otherwise noted:

								As of December 31, 2013				As of December 31, 2012				As of December 31, 2011
	Strategy	Vintage Year	Committed Capital	Invested Capital	Realized	Unrealized(1)	Total Value	Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
ACRF II(2)	Structured Credit	2012	$104.4	$202.3	$103.9	$111.4	$215.3	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
EPF II(3)(5)	Non-Performing Loans	2012	3,662.4	1,021.8	44.3	1,153.1	1,197.4	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
FCI(3)	Structured Credit	2012	558.8	443.2	170.5	457.6	628.1	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AEC(3)	European Credit	2012	292.5	461.9	316.0	204.3	520.3	18.8%		11.9%		NM	(4)	NM	(4)	NM	(4)	NM	(4)
AESI(3)(5)	European Credit	2011	488.6	808.2	553.0	365.6	918.6	23.2		17.7		NM	(4)	NM	(4)	NM	(4)	NM	(4)
AIE II(5)	European Credit	2008	283.8	895.9	1,299.6	126.2	1,425.8	20.3		16.8		19.4%		15.6%		18.2%		14.2%
COF I	U.S. Performing Credit	2008	1,484.9	1,611.3	3,842.4	544.2	4,386.6	30.4		27.4		30.7		27.6		25.0		22.4
COF II	U.S. Performing Credit	2008	1,583.0	2,176.4	2,783.4	346.4	3,129.8	13.8		11.2		14.3		11.7		10.3		8.5
EPF I(5)	Non-Performing Loans	2007	1,779.7	2,338.7	2,108.8	2,017.4	4,126.2	21.2		16.4		18.6		11.6		16.6		8.8
ACLF	U.S. Performing Credit	2007	984.0	1,448.5	2,420.3	122.4	2,542.7	13.0		11.3		13.0		11.2		10.1		9.2
Artus(6)	U.S. Performing Credit	2007	106.6	190.1	225.9	—	225.9	6.9		6.7		7.0		6.8		3.6		3.4
Totals			$11,328.7	$11,598.3	$13,868.1	$5,448.6	$19,316.7

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.

(2)
As part of the acquisition of Stone Tower, Apollo acquired the manager of Apollo Structured Credit Recovery Master Fund II, Ltd. (“ACRF II”). Apollo became the manager of this fund upon completing the acquisition on April 2, 2012.

(3)
Apollo European Strategic Investment, L.P. (“AESI”) was launched during 2011 and established its vintage year in the fourth quarter of 2011. Apollo European Principal Finance Fund II, L.P. (“EPF II”), Apollo European Credit Master Fund, L.P., ("AEC"), and Financial Credit Investment I, L.P. (“FCI”) deployed capital prior to their vintage year and had their final capital raises in 2012, establishing their vintage year.

(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(5)	Funds are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.37 as of December 31, 2013.

(6)	Apollo/Artus Investors 2007-I, L.P. ("Artus") was liquidated during the fourth quarter 2013. Amounts presented represent the historical performance and returns for the fund.

The following table summarizes the investment record for certain funds and SIAs with no maturity date. All amounts are as of December 31, 2013, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of December 31, 2013	Since Inception to December 31, 2013		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
			(in millions)
ACSP(1)	Opportunistic Credit	2012	$272.7	NM	(2)	NM	(2)	NM	(2)	NM	(2)
ACSF(3)	Opportunistic Credit	2011	284.8	NM	(3)	NM	(3)	NM	(3)	NM	(3)
STCS(3)	Opportunistic Credit	2010	19.3	NM	(3)	NM	(3)	NM	(3)	NM	(3)
SOMA(4)	Opportunistic Credit	2007	673.8	58.4%		9.3%		15.1%		(10.5)%
ACF(3)	U.S. Performing Credit	2005	2,189.8	NM	(3)	NM	(3)	NM	(3)	NM	(3)
Value Funds(5)	Opportunistic Credit	2003/2006	288.8	74.1		4.7		10.8		(9.6)
Totals			$3,729.2

(1)
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

(3)
As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”), Stone Tower Credit Solutions Master Fund Ltd. (“STCS”), and Apollo Credit Master Fund Ltd. (“ACF”). As of December 31, 2013, the net returns from inception for ACSF, ACF and STCS were 37.8%, 3.2%, and 36.2%, respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.

(4)	Net asset value and returns are for the primary mandate and excludes investments made by Apollo Special Opportunities Managed Account, L.P. ("SOMA") in other Apollo funds.

(5)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds, and Apollo Value Investment Master Fund, L.P., together with its feeder funds.

The following table summarizes the investment record for our publicly traded vehicles in our credit segment as of December 31, 2013:

						Net Return
	Strategy	IPO Year(1)	Raised Capital(2)	Gross Assets	Current Net Asset Value	Since Inception to December 31, 2013		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
		(in millions)
AIF(3)	U.S. Performing Credit	2013	$275.7	$420.2	$282.2	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AFT(3)	U.S. Performing Credit	2011	294.6	451.1	297.7	21.7%		9.2%		NM	(4)	NM	(4)
AMTG(5)	Structured Credit	2011	790.8	3,911.6	757.6	N/A	(5)	N/A	(5)	N/A	(5)	N/A	(5)
AINV(6)	Opportunistic Credit	2004	2,977.7	3,379.7	1,925.3	70.2		15.7		9.9%		(5.1)%
			$4,338.8	$8,162.6	$3,262.8

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

(3)
AFT and AIF completed their initial public offerings during the first quarter of 2011 and 2013, respectively. Gross Assets represents total managed assets of these closed-end funds. Refer to www.agmfunds.com for the most recent financial information on AFT and AIF. The information contained in AFT’s and AIF’s website is not part of this Annual Report on Form 10-K.

(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(5)	Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained in AMTG’s website is not part of this Annual Report on Form 10-K.

(6)
Net return for AINV represents net asset value return including reinvested dividends. Refer to www.apolloic.com for the most recent public financial information on AINV. The information contained in AINV’s website is not part of this Annual Report on Form 10-K.

Real Estate
The following table summarizes the investment record for certain funds and SIAs with a defined maturity date and internal rate of return since inception, which for the purposes of this table is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date. All amounts are as of December 31, 2013, unless otherwise noted:

												As of December 31, 2013				As of December 31, 2012				As of December 31, 2011
	Vintage Year	Committed Capital	Current Net Asset Value	Total Invested Capital		Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
		(in millions)
AGRE U.S. Real Estate Fund, L.P(3)	2012	$866.6	$547.3	$435.9		$4.1		$544.1		$548.2		17.3%		13.7%		NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE Debt Fund I, LP	2011	816.4	736.1	812.2		173.5		731.1		904.6		13.1		11.1		NM	(2)	NM	(2)	NM	(2)	NM	(2)
2011 A4 Fund, L.P.	2011	234.7	210.7	205.9		83.6		203.8		287.4		13.5		11.7		NM	(2)	NM	(2)	NM	(2)	NM	(2)
AGRE CMBS Fund, L.P.	2009	418.8	67.1	301.0		447.0		63.1		510.1		13.5		11.3		14.1%		11.8%		NM	(2)	NM	(2)
CPI Capital Partners North America	2006	600.0	65.2	452.7		318.5		60.5		379.0		17.1	(4)	13.0	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Capital Partners Asia Pacific	2006	1,291.6	253.5	1,163.6		1,454.8		231.2		1,686.0		36.7	(4)	32.6	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Capital Partners Europe(5)	2006	1,596.9	583.7	1,053.9		182.4		549.0		731.4		2.4	(4)	0.6	(4)	NM	(4)	NM	(4)	NM	(4)	NM	(4)
CPI Other(6)	Various	2,403.8	868.8	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)
Totals		$8,228.8	$3,332.4	$4,425.2		$2,663.9		$2,382.8		$5,046.7

(1)	Figures include estimated fair value of unrealized investments.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(3)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011, June 2011 and April 2012 for a total of $263.2 million in base capital commitments and $450 million in additional capital commitments. Additionally, there was $153.4 million of co-invest commitments raised, which is included in the figures in the table above. A co-invest entity within AGRE U.S. Real Estate Fund is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.66 as of December 31, 2013.

(4)
As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to December 31, 2013 were (6.8)%, 7.9% and (9.7)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(5)	CPI Capital Partners Europe is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.37 as of December 31, 2013.

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

The following table summarizes the investment record for ARI as of December 31, 2013:

	IPO Year	Raised Capital	Gross Assets	Current Net Asset Value
	(in millions)
ARI(1)	2009	$715.9	$907.5	$683.0

(1)
ARI is a public company traded on the NYSE. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained in ARI’s website is not part of this Annual Report on Form 10-K.

Athene and SIAs

As of December 31, 2013, Athene Asset Management managed $59.5 billion of total AUM in accounts owned by or related to Athene, of which approximately $9.2 billion, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $9.2 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.

In addition to certain funds and SIAs included in the investment record tables and capital deployed from certain SIAs across our private equity, credit and real estate funds, we also managed an additional approximate $7.2 billion of total AUM in SIAs as of December 31, 2013. The above investment record tables exclude certain funds and SIAs with an aggregate AUM of approximately $5.7 billion as of December 31, 2013, which were excluded because management deemed them to be immaterial.
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
The following table provides a summary of the cost and fair value of our funds’ investments by segment:

	As of December 31,
	2013(1)	2012(1)		2011
	(in millions)
Private Equity:
Cost	$14,213	$16,927		$15,956
Fair Value	23,432	25,867		20,700
Credit:
Cost	$15,642	$15,097	(2)	$10,917
Fair Value	16,656	16,287	(2)	11,696
Real Estate:
Cost	$4,246	$3,848	(2)	$4,791
Fair Value	4,160	3,680	(2)	4,344

(1)	Cost and fair value amounts are presented for investments of the funds that are listed in the investment record tables.

(2)	AMTG and ARI cost and fair value amounts are as of September 30, 2012.

Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Affiliates, Net. As a result of providing advisory services with respect to actual and potential private equity, credit, and real estate investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from affiliates, net, in the consolidated statements of operations. See note 2 to our consolidated financial statements for more detail.
The Management Fee Offsets are calculated for each fund as follows:

•	65%-100% for private equity funds, gross advisory, transaction and other special fees;

•	65%-100% for certain credit funds, gross advisory, transaction and other special fees; and

•	100% for certain real estate funds, gross advisory, transaction and other special fees.
Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs"). These costs (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management's decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company of all costs incurred and no offset is generated.
As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s consolidated statements of operations, and any receivable from the respective funds is presented in Due from Affiliates on the consolidated statement of financial condition.
Management Fees from Affiliates. The significant growth of the assets we manage has had a positive effect on our revenues. Management fees are typically calculated based upon any of “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “invested capital,” “adjusted assets,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable limited partnership agreement and/or management agreement of the unconsolidated funds.
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
As of December 31, 2013, approximately 70% of the value of our fund investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 30% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of December 31, 2013 was 56%, 84% and 48%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of our (i) carried interest receivable on an unconsolidated basis as of December 31, 2013 and 2012 and (ii) realized and unrealized carried interest income (loss) for our combined segments' incentive business as of and for the years ended December 31, 2013, 2012 and 2011:

	As of December 31,
	2013		2012		For the Year Ended December 31, 2013					For the Year Ended December 31, 2012				For the Year Ended December 31, 2011
	Carried Interest Receivable on an Unconsolidated Basis		Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest (Loss) Income		Realized Carried Interest Income	Total Carried Interest Income (Loss)		Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest (Loss) Income		Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$890.8		$904.3		$(13.6)		$1,163.6	$1,150.0		$435.5		$472.1	$907.6	$(135.9)		$260.2	$124.3
Fund VI	697.6		270.3		427.3		760.3	1,187.6	(1)	345.6	(5)	294.0	639.6	(723.6)	(5)	80.7	(642.9)
Fund V	43.0		134.3		(91.2)		99.1	7.9		9.3		33.4	42.7	(51.6)		24.9	(26.7)
Fund IV	7.7		10.9		(3.2)		1.7	(1.5)		(7.0)		2.9	(4.1)	(118.1)		204.7	86.6
AAA/Other(2)	228.7	(3)	93.6		135.4	(5)	37.9	173.3		71.5	(5)	10.2	81.7	9.5	(5)	—	9.5
Total Private Equity Funds	1,867.8		1,413.4		454.7		2,062.6	2,517.3		854.9		812.6	1,667.5	(1,019.7)		570.5	(449.2)
Credit Funds:
U.S. Performing Credit	179.9		401.7		(164.1)		284.6	120.5		206.3		154.3	360.6	(79.6)		62.0	(17.6)
Opportunistic Credit	59.8		36.7		20.4	(5)	36.7	57.1		7.7	(5)	41.5	49.2	(21.8)	(5)	43.4	21.6
Structured Credit	54.3		21.2		32.7		11.2	43.9		18.5		13.4	31.9	—		—	—
European Credit	35.6		18.4		2.1		27.8	29.9		18.0		8.5	26.5	(18.7)		13.2	(5.5)
Non-Performing Loans	154.2		102.1		52.3		33.0	85.3		50.6		—	50.6	53.2		—	53.2
Total Credit Funds	483.8		580.1		(56.6)		393.3	336.7		301.1		217.7	518.8	(66.9)		118.6	51.7
Real Estate Funds:
CPI Funds	5.3		10.8		(5.2)		0.5	(4.7)		10.4		4.7	15.1	—		—	—
AGRE U.S. Real Estate Fund	5.6		—		5.6		—	5.6		—		—	—	—		—	—
Other	4.3		—		4.3		—	4.3		—		—	—	—		—	—
Total Real Estate Funds	15.2		10.8		4.7		0.5	5.2		10.4		4.7	15.1	—		—	—
Total	$2,366.8	(4)	$2,004.3	(4)	$402.8		$2,456.4	$2,859.2		$1,166.4		$1,035.0	$2,201.4	$(1,086.6)		$689.1	$(397.5)

(1)
Includes $452.3 million for Fund VI related to the catch-up formula whereby the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest income equates to its 20% of cumulative profits of the funds.

(2)	Includes certain SIAs.

(3)
Includes $100.9 million and $69.0 million of carried interest receivable from AAA Investments' investment in Athene Holding Ltd., as of December 31, 2013 and 2012, respectively, which may be settled in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding Ltd. or paid in cash if AAA sells the shares of Athene Holding Ltd. During years ended December 31, 2013 and 2012 the Company earned $31.9 million 54.8 million, respectively, from AAA Investments' investment in Athene Holding Ltd.

(4)
There was a corresponding profit sharing payable of $992.2 million and $857.7 million as of December 31, 2013 and 2012, respectively, that resulted in a net carried interest receivable on an unconsolidated basis amount of $1,374.6 million and $1,146.6 million as of December 31, 2013 and 2012, respectively. Included within profit sharing payable are contingent consideration obligations of $135.5 million and $141.0 million as of December 31, 2013 and 2012, respectively.

(5)
Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA and APC, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million for SOMA and APC, respectively. Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million and $18.1 million for Fund VI and SOMA, respectively.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of December 31, 2013. As of December 31, 2013, AAA Investments (Co-Invest VI), L.P. ("AAA Co-Invest VI"), Fund VII and Fund VI were each above their hurdle rate of 8% and generating carried interest income. AAA Co-Invest VI is one of the investment partnerships (the “Contributed Partnerships”) that contributed to Athene in connection with the AAA Transaction. The Contributed Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction as further described under “—Liquidity and Capital Resources—Athene”.
The investment manager of AINV accrues carried interest in the management company business as it is earned. Additionally, certain of our credit funds, including AIE II, AESI, COF I, COF II, and EPF I were each above their hurdle rates or preferred return of 7.5%, 8.0%, 8.0%, 7.5%, and 8.0% respectively, and generating carried interest income. As of December 31, 2013, the CPI Funds and AGRE U.S. Real Estate Fund, L.P. were above their hurdle rate ranges of 8-13% and 10%, respectively.
The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance. As of December 31, 2013, approximately 90% of the limited partners’ capital in the Value Funds was generating carried interest income.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are disclosed by fund in the table below and are included in due to affiliates on the consolidated statements of financial condition. As of December 31, 2013, there were no such general partner obligations related to our funds. Carried interest receivables are reported on a separate line item within the consolidated statements of financial condition.

The following table summarizes our carried interest income since inception for our combined segments through December 31, 2013:

	Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (1)	Total Undistributed and Distributed by Fund and Recognized(2)	General Partner Obligation as of December 31, 2013(2)	Maximum Carried Interest Income Subject to Potential Reversal(3)
	(in millions)
Private Equity Funds:
Fund VII	$890.8	$1,959.7	$2,850.5	$—	$2,197.2
Fund VI	697.6	1,178.7	1,876.3	—	1,495.8
Fund V	43.0	1,410.2	1,453.2	—	81.2
Fund IV	7.7	597.2	604.9	—	7.6
AAA/Other	228.7	67.4	296.1	—	228.9
Total Private Equity Funds	1,867.8	5,213.2	7,081.0	—	4,010.7
Credit Funds:
U.S. Performing Credit	179.9	618.3	798.2	—	445.5
Opportunistic Credit(4)	50.9	158.1	209.0	—	60.9
Structured Credit	54.3	44.4	98.7	—	63.4
European Credit	35.6	52.5	88.1	—	73.8
Non-Performing Loans	154.2	34.9	189.1	—	189.1
Total Credit Funds	474.9	908.2	1,383.1	—	832.7
Real Estate Funds:
CPI Funds	4.8	5.2	10.0	—	4.8
AGRE U.S. Real Estate Fund	5.6	—	5.6	—	5.6
Other	4.8	—	4.8	—	4.8
Total Real Estate Funds	15.2	5.2	20.4	—	15.2
Total	$2,357.9	$6,126.6	$8,484.5	$—	$4,858.6

(1)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(2)
Amounts were computed based on the fair value of fund investments on December 31, 2013. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at December 31, 2013. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(3)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on December 31, 2013. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds' management agreement.

(4)	Amounts exclude AINV, as carried interest income from this fund is not subject to contingent repayment by the general partner.
Expenses
Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the carried interest income earned from private equity, credit and real estate funds and compensation expense associated with the vesting of non-cash equity-based awards.
Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the 2007 Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. See note 1 to our consolidated financial statements for further discussion of the 2007 Reorganization. Subsequent to the 2007 Reorganization, our Managing Partners are considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with the AOG Units described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the 2007 Reorganization, as discussed in note 1 to our consolidated financial statements.
In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real estate funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real estate carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 17 to our consolidated financial statements for further discussion of indemnification.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and credit segments, which generally vest over three years. In addition, the Company grants equity awards to certain employees, including RSUs and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 16 to our consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the 2007 AMH Credit Agreement and 2013 AMH Credit Facilities as discussed in note 14 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.
Other Income (Loss)
Net Gains (Losses) from Investment Activities. The performance of the consolidated Apollo funds has impacted our net gains (losses) from investment activities. Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening reporting date and the closing reporting date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. For the Company's investments held by AAA, a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the consolidated statements of operations. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our consolidated financial statements.
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
Interest Income. The Company recognizes security transactions on the trade date. Interest income is recognized as earned on an accrual basis. Discounts and premiums on securities purchased are accreted or amortized over the life of the respective securities using the effective interest method. Interest income also includes payment-in-kind interest (or "PIK" interest) on a convertible note and from one of our credit funds.
Other Income (Loss), Net. Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 17 to our consolidated financial statements), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 61.0%, 64.9% and 65.9% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2013, 2012 and 2011, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97.4%, 97.3% and 97.6% ownership interests held by limited partners in AAA as of December 31, 2013, 2012 and 2011, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
The authoritative guidance for Non-Controlling Interests in the consolidated financial statements requires reporting entities to present Non-Controlling Interest as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the Non-Controlling Interest holders on the Company’s consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the Company’s consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011, respectively. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Year Ended December 31,		Amount Change	Percentage Change	Year Ended December 31,		Amount Change	Percentage Change
	2013	2012			2012	2011
	(in thousands)				(in thousands)
Revenues:
Advisory and transaction fees from affiliates, net	$196,562	$149,544	$47,018	31.4%	$149,544	$81,953	$67,591	82.5%
Management fees from affiliates	674,634	580,603	94,031	16.2	580,603	487,559	93,044	19.1
Carried interest income (loss) from affiliates	2,862,375	2,129,818	732,557	34.4	2,129,818	(397,880)	2,527,698	NM
Total Revenues	3,733,571	2,859,965	873,606	30.5	2,859,965	171,632	2,688,333	NM
Expenses:
Compensation and benefits:
Equity-based compensation	126,227	598,654	(472,427)	(78.9)	598,654	1,149,753	(551,099)	(47.9)
Salary, bonus and benefits	294,753	274,574	20,179	7.3	274,574	251,095	23,479	9.4
Profit sharing expense	1,173,255	872,133	301,122	34.5	872,133	(60,070)	932,203	NM
Total Compensation and Benefits	1,594,235	1,745,361	(151,126)	(8.7)	1,745,361	1,340,778	404,583	30.2
Interest expense	29,260	37,116	(7,856)	(21.2)	37,116	40,850	(3,734)	(9.1)
Professional fees	83,407	64,682	18,725	28.9	64,682	59,277	5,405	9.1
General, administrative and other	98,202	87,961	10,241	11.6	87,961	75,558	12,403	16.4
Placement fees	42,424	22,271	20,153	90.5	22,271	3,911	18,360	469.4
Occupancy	39,946	37,218	2,728	7.3	37,218	35,816	1,402	3.9
Depreciation and amortization	54,241	53,236	1,005	1.9	53,236	26,260	26,976	102.7
Total Expenses	1,941,715	2,047,845	(106,130)	(5.2)	2,047,845	1,582,450	465,395	29.4
Other Income:
Net gains (losses) from investment activities	330,235	288,244	41,991	14.6	288,244	(129,827)	418,071	NM
Net gains (losses) from investment activities of consolidated variable interest entities	199,742	(71,704)	271,446	NM	(71,704)	24,201	(95,905)	NM
Income from equity method investments	107,350	110,173	(2,823)	(2.6)	110,173	13,923	96,250	NM
Interest income	12,266	9,693	2,573	26.5	9,693	4,731	4,962	104.9
Other income, net	40,114	1,964,679	(1,924,565)	(98.0)	1,964,679	205,520	1,759,159	NM
Total Other Income	689,707	2,301,085	(1,611,378)	(70.0)	2,301,085	118,548	2,182,537	NM
Income (loss) before income tax provision	2,481,563	3,113,205	(631,642)	(20.3)	3,113,205	(1,292,270)	4,405,475	NM
Income tax provision	(107,569)	(65,410)	(42,159)	64.5	(65,410)	(11,929)	(53,481)	448.3
Net Income (Loss)	2,373,994	3,047,795	(673,801)	(22.1)	3,047,795	(1,304,199)	4,351,994	NM
Net (income) loss attributable to Non-controlling Interests	(1,714,603)	(2,736,838)	1,022,235	(37.4)	(2,736,838)	835,373	(3,572,211)	NM
Net Income (Loss) Attributable to Apollo Global Management, LLC	$659,391	$310,957	$348,434	112.1%	$310,957	$(468,826)	$779,783	NM
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
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Advisory and transaction fees from affiliates, net, increased by $47.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This was attributable to an increase in advisory and transaction fees, net in the credit segment of $87.1 million, offset by a decrease in advisory and transaction fees, net in the private equity segment of $43.4 million. During the year ended December 31, 2013, gross and net advisory fees, including directors’ fees, were $213.3 million and $140.0 million, respectively, and gross and net transaction fees were $133.5 million and $56.6 million, respectively. During the year ended December 31, 2012, gross and net advisory fees, including directors’ fees, were $152.1 million and $66.3 million, respectively, and gross and net transaction fees were $176.7 million and $88.5 million, respectively. The net transaction and advisory fees were further offset by $5.2 million and $5.3 million in broken deal costs during the years ended December 31, 2013 and 2012, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the applicable limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates, Net” for a summary that addresses how the Management Fee Offsets are calculated.
Management fees from affiliates increased by $94.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to an increase in management fees earned by our credit, private equity and real estate segments of $92.8 million, $7.8 million and $7.1 million, respectively, as a result of corresponding increases in the net assets managed and fee-generating invested capital with respect to these segments during the period. Part of the increase in management fees earned from the credit funds was attributable to an increase of $13.6 million of fees earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation.
Carried interest income from affiliates increased by $732.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds and certain co-invest vehicles, primarily Fund VI, Fund VII, AAA Co-Invest VI, an indirect subsidiary of Athene Holding Ltd., SOMA and EPF I which had increased carried interest income of $548.1 million, $242.4 million, $115.7 million, $40.0 million and $34.5 million, respectively. This was offset by COF I, COF II, CLOs and Fund V, which had decreased carried interest income of $100.1 million, $48.3 million, $44.5 million and $34.8 million, respectively, during the year ended December 31, 2013 as compared to the same period in 2012. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the other funds, which generated increased carried interest income of $17.5 million during the period. Part of the change in carried interest income from affiliates was attributable to a decrease in carried interest income of $37.9 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the year ended December 31, 2013 as compared to the same period in 2012.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Advisory and transaction fees from affiliates, net, increased by $67.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily attributable to an increase in advisory and transaction fees in the private equity segment of $63.6 million during the period. During the year ended December 31, 2012, gross and net advisory fees, including directors’ fees, were $152.1 million and $66.3 million, respectively, and gross and net transaction fees were $176.7 million and $88.5 million, respectively. During the year ended December 31, 2011, gross and net advisory fees, including directors’ fees, were $143.1 million and $56.1 million, respectively, and gross and net transaction fees were $62.9 million and $30.7 million, respectively. The net transaction and advisory fees were further offset by $5.3 million and $4.8 million in broken deal costs during the years ended December 31, 2012 and 2011, respectively, primarily relating to Fund VII. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the respective limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates” for a summary that addresses how the Management Fee Offsets are calculated for each fund.
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
Carried interest income from affiliates increased by $2,527.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds and CLOs, primarily Fund VI, Fund VII, COF I, ACLF, CLOs, Fund V, COF II, AAA and ACF, which had increased carried interest income of $1,282.5 million, $783.3 million, $134.9 million, $77.4 million, $72.2 million, $69.4 million, $69.1 million, $47.6 million and $25.7 million, respectively, during the year ended December 31, 2012 as compared to the same period in 2011. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the remainder of funds, which generated increased carried interest income of $36.8 million during the period. Included in the above for the year ended December 31, 2012 was a reversal of $75.3 million of the general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously recognized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million for SOMA and APC, respectively. Part of the increase in carried interest income from affiliates was attributable to an increase in carried interest income of $71.2 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during year ended December 31, 2012 as compared to the same period in 2011.
Expenses
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Compensation and benefits decreased by $151.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a reduction of equity-based compensation by $472.4 million, specifically the amortization of AOG Units which decreased by $450.9 million due to the expiration of the vesting period for the Managing Partners in June 2013. This was partially offset by an increase in profit sharing expense of $301.1 million as a result of the favorable performance of certain of our private equity and credit funds during the period. Included in profit sharing expense was $62.4 million and $62.1 million of expenses related to the Incentive Pool (as defined below) for the year ended December 31, 2013 and 2012, respectively. In addition, salary, bonus and benefits increased by $20.2 million as a result of an increase in headcount during the period as compared to the same period in 2012.
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
Interest expense decreased by $7.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to decreased interest expense related to expiring of interest rate swaps and a lower margin rate on the 2007 AMH Credit Agreement during the year ended December 31, 2013 as compared to the same period in 2012.
Professional fees increased by $18.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was attributable to higher legal and consulting fees incurred during the year ended December 31, 2013, as compared to the same period in 2012 due to the continued expansion of our global investment platform.
General, administrative and other expenses increased by $10.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to an increase in costs associated with the launch of new funds, increased travel, information technology, recruiting and other expenses incurred during the year ended December 31, 2013 as compared to the same period in 2012.
Placement fees increased by $20.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to $15.4 million related to the launch of Fund VIII during the year ended December 31, 2013.
Occupancy expense increased by $2.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to additional expenses incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the year ended December 31, 2013 as compared to the same period in 2012.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Compensation and benefits increased by $404.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in profit sharing expense of $932.2 million driven by an increase in unrealized and realized carried interest income earned from our private equity and credit funds during the period. This increase was partially offset by a decrease in equity-based compensation of $551.1 million, specifically the amortization of AOG Units decreased by $551.8 million due to the expiration of the vesting period for certain Managing Partners, along with an increase in equity-based compensation relating to RSUs and share options of $0.1 million due to additional grants during the year ended December 31, 2012. Included in profit sharing expense is $25.8 million related to change in fair value of our contingent consideration obligations. Also included in profit sharing expense is $62.1 million and $35.2 million of expense related to the Incentive Pool for the years ended December 31, 2012 and 2011, respectively.
Interest expense decreased by $3.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to decreased interest expense of $4.9 million mainly due to a lower margin rate on the 2007 AMH Credit Agreement during the year ended December 31, 2012 as compared to the same period in 2011.
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
Other Income (Loss)
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net gains from investment activities increased by $42.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a $54.3 million increase in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments, partially offset by an $11.5 million decrease in unrealized gains related to the change in the fair value of the investment in HFA during the year ended December 31, 2013 as compared to the same period in 2012.
Net gains (losses) from investment activities of consolidated VIEs increased by $271.4 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a decrease in net realized and unrealized losses relating to the debt held by the consolidated VIEs of $402.3 million and higher interest and other income of $92.7 million during the period. This was offset by a decrease in the fair values of investments held by the consolidated VIEs of $191.9 million and an increase in other expenses of $31.7 million during the year ended December 31, 2013 as compared to the same period in 2012.
Income from equity method investments decreased by $2.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I and EPF I had the most significant impact and together generated $81.9 million of income from equity method investments during the year ended December 31, 2013 as compared to a $84.2 million of income from equity method investments during the year ended December 31, 2012, resulting in a net decrease of $2.3 million. See note 4 to our consolidated financial statements for a complete summary of income from equity method investments by fund for the year ended December 31, 2013 and 2012.
Other income, net decreased by $1,924.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a gain on acquisition of $1,951.1 million recorded on the Stone Tower acquisition during April 2012. See note 3 to our consolidated financial statements for further discussion of the Stone Tower acquisition. The remaining offset was primarily attributable to income related to the reduction of the tax receivable agreement liability due to a change in estimated tax rates, and an unrealized gain on Athene related derivative contracts (see note 17 to our consolidated financial statements) during the year ended December 31, 2012 as compared to the same period in 2011. See note 12 to our consolidated financial statements for a complete summary of other income, net, for the years ended December 31, 2013 and 2012.
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
Income from equity method investments increased by $96.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily driven by changes in the fair values of certain Apollo funds in which Apollo has a direct interest. Fund VII, COF I, COF II and ACLF had the most significant impact and together generated $89.5 million of income from equity method investments during the year ended December 31, 2012 as compared to $11.5 million of income from equity method investments during the year ended December 31, 2011 resulting in a net increase of income from equity method investments totaling $77.6 million. See note 4 to our consolidated financial statements for a complete summary of income (loss) from equity method investments by fund for the years ended December 31, 2012 and 2011.
Other income, net increased by $1,759.2 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in gains on acquisitions of $1,755.7 million driven by the $1,951.1 million bargain purchase gain recorded on the Stone Tower acquisition during April 2012, compared to a bargain purchase gain on the Gulf Stream acquisition of $195.5 million during October 2011. See note 3 to our consolidated financial statements for further discussion of the Stone Tower and Gulf Stream acquisitions. The remaining change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2012 as compared to the same period in 2011. See note 12 to our consolidated financial statements for a complete summary of other income, net, for the years ended December 31, 2012 and 2011.

Income Tax Provision
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The income tax provision increased by $42.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. As discussed in note 13 to our consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had taxable income of $209.5 million and $130.8 million for the year ended December 31, 2013 and 2012, respectively, after adjusting for permanent tax differences. The $78.7 million change in income before taxes resulted in increased federal, state and local taxes of $42.6 million during the period utilizing a marginal corporate tax rate and adjusting the estimated rate of tax Apollo expects to pay in the future. This was partially offset by a decrease in the income tax provision of $0.5 million which primarily resulted from a decrease in the NYC UBT, as well as taxes on foreign subsidiaries.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The income tax provision increased by $53.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. As discussed in note 13 to our consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., which is subject to U.S. Federal, state and local taxes. APO Corp. had income before taxes of $130.8 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively, after adjusting for permanent tax differences. The $129.1 million change in income before taxes resulted in increased federal, state and local taxes of $51.3 million during the period utilizing a marginal corporate tax rate, and an increase in the NYC UBT and the taxes on foreign subsidiaries of $2.2 million.
Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Year Ended December 31,
	2013	2012	2011

AAA(1)	$(331,504)	$(278,454)	$123,400
Interest in management companies and a co-investment vehicle(2)	(18,872)	(7,307)	(12,146)
Other consolidated entities	43,357	50,956	(13,958)
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(307,019)	(234,805)	97,296
Net income attributable to Appropriated Partners’ Capital(3)	(149,934)	(1,816,676)	(202,235)
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(1,257,650)	(685,357)	940,312
Net (Income) Loss attributable to Non-Controlling Interests	$(1,714,603)	$(2,736,838)	$835,373
Net income attributable to Appropriated Partners’ Capital(4)	149,934	1,816,676	202,235
Other Comprehensive Income attributable to Non-Controlling Interests	(41)	(2,010)	(5,106)
Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$(1,564,710)	$(922,172)	$1,032,502

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.4% during the year ended December 31, 2013, approximately 97.3% during the year ended December 31, 2012, and approximately 97.6% during the year ended December 31, 2011. As of December 31, 2013, 2012 and 2011, Apollo owned approximately 2.6%, 2.7% and 2.4% of AAA, respectively.

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

(4)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to Non-Controlling Interests on the consolidated statements of comprehensive income.

Initial Public Offering and Secondary Offering—On April 4, 2011, the Company completed the initial public offering (“IPO”) of its Class A shares, representing limited liability company interests of the Company. Apollo Global Management, LLC received net proceeds from the IPO of approximately $382.5 million, which were used to acquire additional AOG Units. As a result, Holdings’ ownership interest in the Apollo Operating Group decreased from 70.7% to 66.5% and Apollo Global Management, LLC’s ownership interest in the Apollo Operating Group increased from 29.3% to 33.5% upon consummation of the IPO. Additionally, on May 15, 2013, the Company completed its resale of approximately 24.3 million Class A shares owned by Selling Shareholders (the "Secondary Offering"). In conjunction with the Secondary Offering there was an exchange of approximately 8.8 million AOG Units into Class A shares. As a result of the exchange, the Company's economic interests in the Apollo Operating Group increased from 35.6% to 38.0% and Holdings' economic interests in the Apollo Operating Group decreased from 64.4%

to 62.0%. Additionally, in November 2013, approximately 2.3 million AOG Units were exchanged for Class A shares and sold, which also impacted the economic interests of the Apollo Operating Group held by the Company and Holdings. See note 15 to our consolidated financial statements for additional information regarding impacts to the Company's and Holding's ownership interests in the Apollo Operating Group.
Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$2,373,994	$3,047,795	$(1,304,199)
Net income attributable to Non-Controlling Interests in consolidated entities	(456,953)	(2,051,481)	(104,939)
Net income after Non-Controlling Interests in consolidated entities	1,917,041	996,314	(1,409,138)
Adjustments:
Income tax provision(1)	107,569	65,410	11,929
NYC UBT and foreign tax provision(2)	(10,334)	(10,889)	(8,647)
Capital increase related to equity-based compensation	—	—	(22,797)
Net (loss) income in non-Apollo Operating Group entities	(11,774)	948	1,345
Total adjustments	85,461	55,469	(18,170)
Net income (loss) after adjustments	2,002,502	1,051,783	(1,427,308)
Approximate ownership percentage of Apollo Operating Group	61.0%	64.9%	65.9%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group(3)	$1,257,650	$685,357	$(940,312)

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

(3)
This amount is calculated by applying the weighted average ownership percentage range of approximately 62.7%, 65.2% and 67.4% during the years ended December 31, 2013, 2012 and 2011, respectively, to the consolidated net income of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

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
Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the years ended December 31, 2013, 2012, and 2011 respectively. ENI represents segment income, excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising of amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$78,371	$—	$78,371	$121,744	$—	$121,744	$58,145	$—	$58,145
Management fees from affiliates	284,833	—	284,833	277,048	—	277,048	263,212	—	263,212
Carried interest income (loss) from affiliates:									—
Unrealized gains (losses)(2)	—	454,722	454,722	—	854,919	854,919	—	(1,019,748)	(1,019,748)
Realized gains	—	2,062,525	2,062,525	—	812,616	812,616	—	570,540	570,540
Total Revenues	363,204	2,517,247	2,880,451	398,792	1,667,535	2,066,327	321,357	(449,208)	(127,851)
Expenses:
Compensation and Benefits:
Equity compensation	31,967	—	31,967	31,213	—	31,213	31,778	—	31,778
Salary, bonus and benefits	109,761	—	109,761	104,068	—	104,068	121,711	—	121,711
Profit sharing expense	—	1,030,404	1,030,404	—	726,874	726,874	—	(96,833)	(96,833)
Total compensation and benefits	141,728	1,030,404	1,172,132	135,281	726,874	862,155	153,489	(96,833)	56,656
Other expenses	112,525	—	112,525	83,311	—	83,311	99,338	—	99,338
Total Expenses	254,253	1,030,404	1,284,657	218,592	726,874	945,466	252,827	(96,833)	155,994
Other Income:
Income from equity method investments	—	78,811	78,811	—	74,038	74,038	—	7,960	7,960
Other income, net	13,006	1,695	14,701	4,653	—	4,653	7,081	—	7,081
Total Other Income	13,006	80,506	93,512	4,653	74,038	78,691	7,081	7,960	15,041
Economic Net Income (Loss)	$121,957	$1,567,349	$1,689,306	$184,853	$1,014,699	$1,199,552	$75,611	$(344,415)	$(268,804)

(1)	Reclassified to conform to current presentation. See note 20 to our consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a $75.3 million reversal of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million for Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Year Ended December 31,				For the Year Ended December 31,
	2013	2012	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$78,371	$121,744	$(43,373)	(35.6)%	$121,744	$58,145	$63,599	109.4%
Management fees from affiliates	284,833	277,048	7,785	2.8	277,048	263,212	13,836	5.3
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(2)	454,722	854,919	(400,197)	(46.8)	854,919	(1,019,748)	1,874,667	NM
Realized gains	2,062,525	812,616	1,249,909	153.8	812,616	570,540	242,076	42.4
Total carried interest income (loss) from affiliates	2,517,247	1,667,535	849,712	51.0	1,667,535	(449,208)	2,116,743	NM
Total Revenues	2,880,451	2,066,327	814,124	39.4	2,066,327	(127,851)	2,194,178	NM
Expenses:
Compensation and benefits:
Equity-based compensation	31,967	31,213	754	2.4	31,213	31,778	(565)	(1.8)
Salary, bonus and benefits	109,761	104,068	5,693	5.5	104,068	121,711	(17,643)	(14.5)
Profit sharing expense	1,030,404	726,874	303,530	41.8	726,874	(96,833)	823,707	NM
Total compensation and benefits expense	1,172,132	862,155	309,977	36.0	862,155	56,656	805,499	NM
Other expenses	112,525	83,311	29,214	35.1	83,311	99,338	(16,027)	(16.1)
Total Expenses	1,284,657	945,466	339,191	35.9	945,466	155,994	789,472	NM
Other Income:
Income from equity method investments	78,811	74,038	4,773	6.4	74,038	7,960	66,078	NM
Other income, net	14,701	4,653	10,048	215.9	4,653	7,081	(2,428)	(34.3)
Total Other Income	93,512	78,691	14,821	18.8	78,691	15,041	63,650	423.2
Economic Net Income (Loss)	$1,689,306	$1,199,552	$489,754	40.8%	$1,199,552	$(268,804)	$1,468,356	NM

(1)	Reclassified to conform to current presentation. See note 20 to our consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a $75.3 million reversal of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million for Fund VI. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

Revenues
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Advisory and transaction fees from affiliates, net, decreased by $43.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a decrease of $35.4 million in net transaction and termination fees driven by the portfolio company investments of Fund VI, AAA Investments and Fund VII. The net transaction and termination fees related to Fund VI and AAA Investments decreased by $17.9 million and $8.8 million, respectively, due to termination fees earned in 2012 from Realogy, Rexnord and Smart & Final, compared to zero termination fees earned during the year ended December 31, 2013. For the years ended December 31, 2013 and 2012, the net transaction and termination fees related to Fund VII were $42.2 million and $50.9 million, respectively, a decrease of $8.7 million. For 2012, the fees related to Fund VII were driven by net transaction fees earned from EP Energy LLC and Great Wolf Resorts of $42.4 million, whereas during 2013 the fees were driven by net transaction fees earned from McGraw-Hill Education of $14.8 million and net termination fees earned from Taminco and Constellium (formerly Alcan) of $20.6 million. Net advisory fees also decreased by $8.0 million mainly due to decreased monitoring fees earned from portfolio company investments of Fund VI and AAA Investments, which include Berry Plastics, CEVA Logistics, Momentive Performance Materials and Caesars Entertainment. Included in advisory and transaction fees from affiliates is $19.1 million and $0.5 million recognized as a reversal of the Management Fee Offset for Fund V and Fund IV, respectively, and $18.5 million of additional Management Fee Offsets related to director fees, net of director fee income.
Management fees from affiliates increased by $7.8 million for year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily attributable to Fund VIII, which launched in August 2013 and generated $65.0 million in management fees during the year ended December 31, 2013. The increase was also attributed to the Contributed Partnerships, which began earning fees in Q4 2012 as a result of the AAA Transaction and generated $10.3 million of management fees during the year ended December 31, 2013. See notes 4 and 17 to our consolidated financial statements for a complete summary of the AAA Transaction and fee arrangements related to management fees earned from the Contributed Partnerships. This increase was partially offset by decreased management fees earned from Fund VII of $42.4 million as a result of a change in the management fee rate and basis from capital commitments to invested capital due to the end of its investment period. Management fees earned from Fund VI also decreased by $8.3 million due to lower invested capital during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Carried interest income from affiliates increased by $849.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increases in carried interest income earned from Fund VI of $548.1 million, Fund VII of $242.4 million and AAA Co-Invest VI of $115.7 million, partially offset by a decrease of $34.8 million from Fund V. Included in carried interest income from affiliates was an increase of $1,249.9 million in realized gains mainly driven by increased dispositions of underlying portfolio investments held during the year by Fund VII, Fund VI, Fund V and AAA Co-Invest VI of $691.3 million, $466.3 million, $65.7 million and $37.9 million, respectively. The remaining change was attributable to a decrease in net unrealized carried interest income of $400.2 million mainly driven by Fund VII and Fund V of $449.0 million and $100.5 million, respectively, resulting from the reversal of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the year. Partly offsetting the decrease in net unrealized carried interest income were increases by Fund VI and AAA Co-Invest VI of $81.7 million and $77.7 million, respectively, due to increases in the fair values of the underlying portfolio investments held during the year.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Advisory and transaction fees from affiliates, net, increased by $63.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to an increase in advisory and transaction fees, net, rendered during the year, primarily relating to Fund VII of $46.1 million and Fund VI of $11.2 million, as well as $9.9 million relating to AGS and ANRP . Gross advisory and transaction fees, including directors’ fees and termination fees, were $275.7 million and $155.7 million for the years ended December 31, 2012 and 2011, respectively, an increase of $120.0 million. The transaction and termination fees earned during the year ended December 31, 2012 primarily related to seven portfolio investment transactions, specifically EP Energy LLC, Realogy, Rexnord, Great Wolf Resorts, Taminco, Smart & Final and Athlon, which together generated $153.8 million and $78.4 million of the gross and net transaction fees, respectively, as compared to transaction and termination fees earned during the year ended December 31, 2011 primarily in connection with five portfolio investment transactions, specifically Athene Life Re Ltd., Constellium (formerly Alcan), Ascometal, Brit Insurance and CORE Media Group (formerly CKx), which together generated $35.5 million and $18.4 million of the gross and net transaction fees, respectively. The advisory fees earned during the year ended December 31, 2012 were principally generated by advisory arrangements with seven portfolio investments including debt investment vehicles invested in by Fund VI and Fund VII, EP Energy LLC, Caesars Entertainment, Berry Plastics, Momentive Performance Materials, CEVA Logistics and Realogy, which generated gross and net fees of $70.7 million and $29.8 million, respectively. The advisory fees earned during the year ended December 31, 2011 were primarily generated by advisory and monitoring arrangements with five portfolio investments including Berry Plastics, Caesars Entertainment, CEVA Logistics, debt investment vehicles invested in by Fund VI and Fund VII and Realogy, which generated gross and net fees of $69.3 million and $26.2 million, respectively. Advisory and transaction fees, including directors’ fees and termination fees, are reported net of Management Fee Offsets totaling $154.0 million and $97.6 million for the years ended December 31, 2012 and 2011, respectively, an increase of $56.4 million.
Management fees from affiliates increased by $13.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increased management fees of $17.3 million earned from ANRP, which began paying fees during the third quarter of 2011 based on committed capital. The increase was also attributed to the Contributed Partnerships, which began earning fees in Q4 2012 as a result of the AAA Transaction and generated $1.4 million of management during the year ended December 31, 2012. See notes 4 and 17 to our consolidated financial statements for a complete summary of the AAA Transaction and fee arrangements related to management fees earned from the Contributed Partnerships. This increase was partially offset by a decrease in the management fees earned from AAA Investments of $4.0 million due to lower adjusted gross assets for the year ended December 31, 2012 as compared to the year ended December 31,

2011. Also offsetting this increase was a decrease in management fees of $0.9 million as a result of lower management fees earned from Fund V, Fund VI and other funds.
Carried interest income (loss) from affiliates increased by $2,116.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increases in carried interest earned from Fund VI of $1,282.5 million, Fund VII of $783.3 million and Fund V of $69.4 million, partially offset by carried interest loss of $90.7 million from Fund IV. Included in carried interest income (loss) from affiliates for the year ended December 31, 2012, was an increase in net unrealized carried interest income (losses) of $1,874.7 million as a result of improvements in the fair values of the underlying portfolio investments held during the year, including an increase of $571.5 million from Fund VII, $60.9 million from Fund V and $62.0 million from AAA Investments and other funds. In addition, net unrealized carried interest income increased by $1,069.2 as a result of unrealized carried interest income recorded in connection with Fund VI. For the year ended December 31, 2011, Fund VI had significant unrealized carried interest losses which resulted in the recognition of a general partner obligation to return previously distributed carried interest income. For the year ended December 31, 2012, the unrealized carried interest losses were recouped and unrealized carried interest income was recognized which resulted in the reversal of the general partner obligation of $75.3 million. Also contributing to the increase was a $111.1 million decrease to Fund IV’s net unrealized carried interest loss during the year ended December 31, 2012. The remaining increase in the carried interest income (loss) from affiliates relates to an increase in realized carried interest income of $242.1 million resulting from increased dispositions of portfolio investments held by Fund VII, Fund VI, Fund V and AAA Investments of $211.8 million, $213.4 million, $8.5 million and $10.2 million, respectively, offset by a decrease in realized carried interest income in Fund IV of $201.8 million.
Expenses
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Compensation and benefits expense increased by $310.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily a result of an increase of $303.5 million in profit sharing expense driven by an increase in carried interest income earned by certain of our private equity funds during the year. Also, salary, bonus and benefits and equity-based compensation increased by $5.7 million and $0.8 million, respectively, due to an increase in headcount during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Included in profit sharing expense is $46.0 million and $50.3 million related to the Incentive Pool for the years ended December 31, 2013 and 2012, respectively.
Other expenses increased by $29.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increased placement fees and organizational expenses incurred in connection with the capital raising activities for Fund VIII. Professional fees also increased due to higher external accounting, tax, audit, legal and consulting fees incurred during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Compensation and benefits expense increased by $805.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to a $823.7 million increase in profit sharing expense mostly driven by the increase in carried interest income earned from our private equity funds during the year. Included in profit sharing expense is $50.3 million and $19.7 million of expenses related to the Incentive Pool for the years ended December 31, 2012 and December 31, 2011, respectively.
Other expenses decreased by $16.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to decreased interest expense of $6.5 million mainly due to a lower margin rate on the 2007 AMH Credit Agreement. Also contributing to this decrease were lower professional fees of $1.9 million attributable to lower external accounting, tax, audit, legal and consulting fees incurred and lower occupancy expenses of $2.8 million due to the allocation of occupancy cost based on segment size due to acquisitions in the credit segment during the year ended December 31, 2012 as compared to the same period during 2011. General, administrative and other expenses also decreased by $3.4 million mainly due to a decrease in travel and related expenses and other non-compensation related expenses.

Other Income
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Income from equity method investments increased by $4.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was driven by increases in the fair values of our private equity investments held, primarily from Apollo's ownership interest in Fund VII, Vantium A/B, C and D and AAA Investments which in total contributed to increased income from equity method investments of $5.6 million during the year. The increase in income from equity method investments was partially offset by a decrease of $1.2 million from the equity investment held in AION for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Other income, net increased by $10.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and reduction of the tax receivable agreement liability due to a change in estimated tax rates. See note 17 to our consolidated financial statements for more information on the tax receivable agreement.
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

Credit
The following tables set forth segment statement of operations information and ENI for our credit segment for the years ended December 31, 2013, 2012, and 2011, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$114,643	$—	$114,643	$27,551	$—	$27,551	$23,467	$—	$23,467
Management fees from affiliates	392,433	—	392,433	299,667	—	299,667	186,700	—	186,700
Carried interest income from affiliates:						—			—
Unrealized (losses) gains (2)	—	(56,568)	(56,568)	—	301,077	301,077	—	(66,852)	(66,852)
Realized gains	36,922	393,338	430,260	37,842	179,933	217,775	44,540	74,113	118,653
Total Revenues	543,998	336,770	880,768	365,060	481,010	846,070	254,707	7,261	261,968
Expenses:
Compensation and Benefits:
Equity-based compensation	24,167	—	24,167	26,988	—	26,988	23,283	—	23,283
Salary, bonus and benefits	153,056	—	153,056	139,895	—	139,895	94,980	—	94,980
Profit sharing expense	—	142,728	142,728	—	138,444	138,444	—	36,762	36,762
Total compensation and benefits	177,223	142,728	319,951	166,883	138,444	305,327	118,263	36,762	155,025
Other expenses	162,064	—	162,064	149,051	—	149,051	94,995	—	94,995
Total Expenses	339,287	142,728	482,015	315,934	138,444	454,378	213,258	36,762	250,020
Other Income (Loss):
Net (losses) from investment activities	—	(12,593)	(12,593)	—	(1,142)	(1,142)	—	(5,881)	(5,881)
Income from equity method investments	—	30,678	30,678	—	46,100	46,100	—	2,143	2,143
Other income (loss), net	28,540	8,508	37,048	15,008	—	15,008	(1,978)	—	(1,978)
Total Other Income (Loss)	28,540	26,593	55,133	15,008	44,958	59,966	(1,978)	(3,738)	(5,716)
Non-Controlling Interests	(13,985)	—	(13,985)	(8,730)	—	(8,730)	(12,146)	—	(12,146)
Economic Net Income (Loss)	$219,266	$220,635	$439,901	$55,404	$387,524	$442,928	$27,325	$(33,239)	$(5,914)

(1)	Reclassified to conform to current presentation. See note 20 to our consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA and APC, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income for SOMA and APC of $1.2 million and $0.3 million, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income for SOMA of $18.1 million. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Year Ended December 31,				For the Year Ended December 31,
	2013	2012	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$114,643	$27,551	$87,092	316.1%	$27,551	$23,467	$4,084	17.4%
Management fees from affiliates	392,433	299,667	92,766	31.0	299,667	186,700	112,967	60.5
Carried interest income from affiliates:
Unrealized (losses) gain(2)	(56,568)	301,077	(357,645)	NM	301,077	(66,852)	367,929	NM
Realized gains	430,260	217,775	212,485	97.6	217,775	118,653	99,122	83.5
Total carried interest income from affiliates	373,692	518,852	(145,160)	(28.0)	518,852	51,801	467,051	NM
Total Revenues	880,768	846,070	34,698	4.1	846,070	261,968	584,102	223.0
Expenses:
Compensation and benefits
Equity-based compensation	24,167	26,988	(2,821)	(10.5)	26,988	23,283	3,705	15.9
Salary, bonus and benefits	153,056	139,895	13,161	9.4	139,895	94,980	44,915	47.3
Profit sharing expense	142,728	138,444	4,284	3.1	138,444	36,762	101,682	276.6
Total compensation and benefits	319,951	305,327	14,624	4.8	305,327	155,025	150,302	97.0
Other expenses	162,064	149,051	13,013	8.7	149,051	94,995	54,056	56.9
Total Expenses	482,015	454,378	27,637	6.1	454,378	250,020	204,358	81.7
Other Income:
Net losses from investment activities	(12,593)	(1,142)	(11,451)	NM	(1,142)	(5,881)	4,739	(80.6)
Income from equity method investments	30,678	46,100	(15,422)	(33.5)	46,100	2,143	43,957	NM
Other income, net	37,048	15,008	22,040	146.9	15,008	(1,978)	16,986	NM
Total Other Income	55,133	59,966	(4,833)	(8.1)	59,966	(5,716)	65,682	NM
Non-Controlling Interests	(13,985)	(8,730)	(5,255)	60.2	(8,730)	(12,146)	3,416	(28.1)
Economic Net Income (Loss)	$439,901	$442,928	$(3,027)	(0.7)%	$442,928	$(5,914)	$448,842	NM

(1)	Reclassified to conform to current presentation. See note 20 to our consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA and APC, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income for SOMA and APC of $1.2 million and $0.3 million, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income for SOMA of $18.1 million. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

Revenues
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Advisory and transaction fees from affiliates, net, increased by $87.1 million, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Net advisory fees earned were $108.5 million and $21.5 million during the years ended December 31, 2013 and 2012, respectively, which was mainly driven by an increase in monitoring fees based on Athene capital and surplus fees of $91.1 million. Net transaction fees earned were $6.1 million and $6.0 million during the years ended December 31, 2013 and 2012, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets which totaled $28.0 million and $26.6 million for the years ended December 31, 2013 and 2012, respectively, a decrease of $1.4 million or 5.2%.
Management fees from affiliates increased by $92.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increases in management fees earned from Athene,

EPF II, CLOs, and ACF of $72.5 million, $14.0 million, $10.4 million, and $8.7 million, respectively during the year ended December 31, 2013 compared to the same period in 2012. The increase in management fees was partially offset by a $7.8 million decrease in fees generated from COF II and a $7.7 million decrease in fees generated from SVF, compared to the same period in 2012. The remaining change was attributable to other credit funds, collectively, which contributed to an increase of $2.7 million in management fees during the year ended December 31, 2013 compared to the same period in 2012.
Carried interest income from affiliates decreased by $145.2 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to lower carried interest income related to COF I of $100.1 million, COF II of $48.3 million, CLOs of $44.5 million, offset by higher carried interest income related to SOMA of $40.0 million and EPF I of $34.5 million for the year ended December 31, 2013 compared to 2012. Included in carried interest income from affiliates was realized carried interest income which increased by $212.5 million, primarily resulting from increased dividends, interest income, and dispositions of portfolio investments held by COF I of $79.0 million, EPF I of $33.0 million, CLOs of $29.4 million, SOMA of $17.4 million, and CLF of $17.1 million as compared to 2012. The remaining change was attributable to other credit funds, which in aggregate contributed to an increase of $36.6 million in realized carried interest income. The increase in realized carried interest income was offset by a $357.6 million decrease in net unrealized carried interest loss. This offset primarily resulted from reversals of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by COF I, CLOs, CLF, and COF II.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Advisory and transaction fees from affiliates, net, increased by $4.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Gross advisory and transaction fees, including directors’ fees, were $54.1 million and $49.9 million for the years ended December 31, 2012 and 2011, respectively, an increase of $4.2 million or 8.4%. The transaction fees earned during 2012 primarily related to portfolio investments of EPF I and EPF II which together generated gross and net fees of $9.1 million and $2.4 million, respectively, whereas the transaction fees earned during 2011 primarily related to two portfolio investment transactions of FCI and EPF I which together generated gross and net fees of $9.6 million and $5.7 million, respectively. Net advisory fees earned were $21.5 million and $17.5 million during the year ended December 31, 2012 and 2011, respectively, which was mainly driven by an increase in monitoring fees based on Athene's capital and surplus of $8.0 million. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets totaling $26.6 million and $26.5 million for the years ended December 31, 2012 and 2011, respectively, an increase of $0.1 million or 0.4%.
Management fees from affiliates increased by $113.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to EPF II which began earning management fees during the second quarter of 2012 totaling $43.1 million. In addition, management fees increased due to the acquisitions of Gulf Stream and Stone Tower in October 2011 and April 2012, respectively, resulting in an increase in fees generated from CLOs of $29.3 million and Apollo Credit Fund of $11.6 million during the period. Also, assets managed by Athene Asset Management, AMTG and AEC, together generated increased fees of $31.5 million during the year ended December 31, 2012 as compared to the same period in 2011. These increases were partially offset by decreased management fees earned from EPF I of $13.3 million during the period due to a change in management fee basis from committed to invested capital as a result of the launch of EPF II in April 2012. In addition, management fees earned from AINV decreased by $6.4 million as a result of a decrease in gross adjusted assets managed by the Company during the period as compared to the same period in 2011. The remaining change was attributable to an overall increase in assets managed by the other credit funds which collectively contributed to an increase of $17.2 million in management fees during the year ended December 31, 2012 as compared to the same period in 2011.

Carried interest income from affiliates increased by $467.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to higher carried interest income related to COF I of $134.9 million, CLF of $77.4 million, CLOs of $72.2 million, and COF II of $69.1 million for the year ended December 31, 2012 compared to 2011. Included in carried interest income from affiliates was realized carried interest income which increased by $99.1 million, primarily resulting from increased dividends, interest income, and dispositions of portfolio investments held by COF I of $60.5 million, ACF of $16.7 million, and CLF of $11.5 million as compared to 2011. The remaining change was attributable to other credit funds, which in aggregate contributed to an increase of $10.4 million in realized carried interest income. The remaining increase relates to an increase in net unrealized carried interest income of $368.0 million driven by increases in the fair values of the underlying portfolio investments held during the year primarily by COF I of $74.4 million, CLOs of $71.8 million, COF II of $65.9 million, ACLF of $65.9 million, and AIE II of $27.0 million for the year ended December 31, 2012 as compared to 2011.
Expenses
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Compensation and benefits expense increased by $14.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The change was primarily due to an increase in salary, bonus, and benefits of $13.2 million during the period, due to increased headcount, and an increase in profit-sharing expense of $4.3 million during the year ended December 31, 2013 as compared to the same period in 2012. Included in the profit sharing expense is the Incentive Pool, with expenses of $16.3 million and $11.8 million for the years ended December 31, 2013 and 2012, respectively.
Other expenses increased by $13.0 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The change was driven by a $7.1 million increase in placement fees mainly due to AIF, and a $5.0 million increase in professional fees attributable to higher legal and IT consulting fees during the year ended December 31, 2013 as compared to the same period in 2012.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Compensation and benefits expense increased by $150.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily a result of an increase in profit sharing expense of $101.7 million due to the favorable performance of certain of our credit funds. In addition, salary, bonus and benefits expense increased by $44.9 million and equity based compensation increased by $3.7 million due to an increase in headcount during the period, including new hires related to the Stone Tower acquisition in April 2012. Included in the profit sharing expense is the Incentive Pool, with expenses of $11.8 million and $15.5 million for the years ended December 31, 2012 and 2011, respectively.
Other expenses increased by $54.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily a result of increased general, administrative and other expenses of $18.5 million due to higher travel, information technology, recruiting and other expenses incurred during the year ended December 31, 2012 as compared to the same period in 2011. Placement fees also increased by $19.0 million due to increased fund-raising activities during the year ended December 31, 2012 as compared to the same period in 2011, primarily relating to EPF II and costs associated with the acquisition of Stone Tower for which the Company incurred fees of $12.9 million and $4.9 million, respectively.
Other Income
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net losses from investment activities increased by $11.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was related to an increase in unrealized loss resulting from the change in the fair value of the investment in HFA as of December 31, 2013 as compared to the same period in 2012.
Income from equity method investments decreased by $15.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I and COF II, which resulted in decreases in income from equity method investments of $13.3 million, and $4.0 million, respectively, during the year ended December 31, 2013 as compared to the same period in 2012.
Other income increased by $22.0 million during the year ended December 31, 2013, as compared to December 31, 2012, primarily due to a reduction of the tax receivable agreement liability due to a change in estimated tax rates and a $8.5 million unrealized gain on Athene-related derivative contracts (see note 17 to our consolidated financial statements).

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
Real Estate
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the years ended December 31, 2013, 2012, and 2011. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising amortization of AOG Units, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$3,548	$—	$3,548	$749	$—	$749	$698	$—	$698
Management fees from affiliates	53,436	—	53,436	46,326		46,326	40,279		40,279
Carried interest income from affiliates:
Unrealized gains	—	4,681	4,681	—	10,401	10,401	—	—	—
Realized gains	—	541	541	—	4,673	4,673	—	—	—
Total Revenues	56,984	5,222	62,206	47,075	15,074	62,149	40,977	—	40,977
Expenses:
Compensation and Benefits:
Equity-based compensation	10,207	—	10,207	10,741	—	10,741	13,111	—	13,111
Salary, bonus and benefits	31,936	—	31,936	30,611	—	30,611	34,405	—	34,405
Profit sharing expense	—	123	123	—	6,815	6,815	—	—	—
Total compensation and benefits	42,143	123	42,266	41,352	6,815	48,167	47,516	—	47,516
Other expenses	27,620	—	27,620	24,270	—	24,270	29,663	—	29,663
Total Expenses	69,763	123	69,886	65,622	6,815	72,437	77,179	—	77,179
Other Income:
Income from equity method investments	—	3,722	3,722	—	982	982	—	726	726
Other income, net	2,402	—	2,402	1,271		1,271	9,694	—	9,694
Total Other Income	2,402	3,722	6,124	1,271	982	2,253	9,694	726	10,420
Economic Net (Loss) Income	$(10,377)	$8,821	$(1,556)	$(17,276)	$9,241	$(8,035)	$(26,508)	$726	$(25,782)

(1)	Reclassified to conform to current presentation. See note 20 to our consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Year Ended December 31,				For the Year Ended December 31,
	2013	2012	Amount Change	Percentage Change	2012	2011	Amount Change	Percentage Change
	(in thousands)				(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$3,548	$749	$2,799	373.7%	$749	$698	$51	7.3%
Management fees from affiliates	53,436	46,326	7,110	15.3	46,326	40,279	6,047	15.0
Carried interest income from affiliates:					—
Unrealized gains	4,681	10,401	(5,720)	(55.0)	10,401	—	10,401	NM
Realized gains	541	4,673	(4,132)	(88.4)	4,673	—	4,673	NM
Total carried interest income from affiliates	5,222	15,074	(9,852)	(65.4)	15,074	—	15,074	NM
Total Revenues	62,206	62,149	57	0.1	62,149	40,977	21,172	51.7
Expenses:
Compensation and Benefits:
Equity-based compensation	10,207	10,741	(534)	(5.0)	10,741	13,111	(2,370)	(18.1)
Salary, bonus and benefits	31,936	30,611	1,325	4.3	30,611	34,405	(3,794)	(11.0)
Profit sharing expense	123	6,815	(6,692)	(98.2)	6,815	—	6,815	NM
Total compensation and benefits	42,266	48,167	(5,901)	(12.3)	48,167	47,516	651	1.4
Other expenses	27,620	24,270	3,350	13.8	24,270	29,663	(5,393)	(18.2)
Total Expenses	69,886	72,437	(2,551)	(3.5)	72,437	77,179	(4,742)	(6.1)
Other Income:
Income from equity method investments	3,722	982	2,740	279.0	982	726	256	35.3
Other income, net	2,402	1,271	1,131	89.0	1,271	9,694	(8,423)	(86.9)
Total Other Income	6,124	2,253	3,871	171.8	2,253	10,420	(8,167)	(78.4)
Economic Net (Loss)	$(1,556)	$(8,035)	$6,479	(80.6)%	$(8,035)	$(25,782)	$17,747	(68.8)%

(1)	Reclassified to conform to current presentation. See note 20 to our consolidated financial statements for more detail on the reclassifications within our three segments.

Revenues
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Advisory and transaction fees from affiliates, net, increased by $2.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was attributable to additional capital raised and invested and the realization of underlying investments for which transaction fees and termination fees, respectively, were earned during the year.
Management fees increased by $7.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Of this increase, $2.4 million was due to management fees earned from certain sub-advisory agreements and $1.2 million due to fees earned from 2012 CMBS-I Fund, L.P. and 2012 CMBS-II Fund, L.P., which began generating fees in the third quarter of 2012. Additionally, during 2013, ARI invested additional capital and AGRE Debt Fund I, L.P. raised additional fee generating capital which resulted in higher management fees earned during the year of $5.6 million. The increase in management fees was partially offset by a decrease in management fees earned from the CPI Funds of $2.4 million as a result of the realization of underlying investments during the year ended December 31, 2013. Further offsetting the increase was a decrease of $0.5 million in management fees from AGRE U.S. Real Estate Fund, L.P. which generated higher management fees in 2012 due to new commitments to the fund for which the management fees were calculated retrospectively back to the initial closing date of the fund.

Carried interest income from affiliates decreased by $9.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a $5.7 million decrease in net unrealized carried interest income driven by a decrease in the fair values of the underlying portfolio investments for certain of the CPI Funds, partially offset by increases in the fair values of the underlying investments of AGRE U.S. Real Estate Fund, L.P. Also driving the change was a decrease in realized carried interest of $4.1 million from the CPI Funds during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Management fees increased by $6.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to increased management fees earned of $4.1 million as a result of additional capital raised for certain sub-advisory agreements and the launching of 2012 CMBS-I Fund, L.P. and 2012 CMBS-II Fund L.P. during the year ended December 31, 2012. In addition, increased management fees were earned from AGRE U.S. Real Estate Fund, L.P. of $2.5 million due to additional capital commitments raised during the year. Also contributing to the increase was a $0.9 million increase in management fees as a result of additional capital raised for ARI during the year and a $1.1 million increase to management fees from other funds. These increases were offset by decreased management fees earned from the CPI Funds of $3.6 million as a result of the realization of underlying investments.
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
Expenses
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Compensation and benefits decreased by $5.9 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a decrease in profit sharing expense of $6.7 million driven by the decreased carried interest income earned from our real estate funds during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was partially offset by an increase of $1.3 million in salary, bonus and benefits mainly driven by an increase in headcount during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Other expenses increased by $3.4 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increased professional fees of $3.4 million due to higher external accounting, tax, audit, legal and consulting fees incurred during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Also, general and administrative expenses increased by $1.8 million due to higher fund-related organizational expenses incurred during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was partially offset by a decrease in interest expense of $1.5 million due to the expiring of interest rate swaps and due to a lower margin rate on the 2007 AMH Credit Agreement during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Compensation and benefits increased in total by $0.7 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily attributable to an increase of $6.8 million in profit sharing expense driven by the increase carried interest income earned from our real estate funds. Offsetting this increase were decreases of $3.8 million and $2.4 million in salary, bonus and benefits and equity-based compensation, respectively, due to a decrease in headcount.
Other expenses decreased by $5.4 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was primarily attributable to decreased occupancy expense of $2.7 million due to headcount reductions and changes to the allocation of occupancy cost based on segment size due to acquisitions in the credit segment. Also contributing to the decrease was decreased general, administrative and other expenses of $2.5 million mainly due to a decrease in travel and related expenses during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Other Income
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Income from equity method investments increased by $2.7 million during ended December 31, 2012 as compared to the year ended December 31, 2012. This change was primarily driven by an increase of $2.2 million in income from equity method investments in AGRE U.S. Real Estate Fund, L.P.
Other income, net increased by $1.1 million during ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and reduction of the tax receivable agreement liability due to a change in estimated tax rates. See note 17 in the consolidated financial statements for additional information on the tax receivable agreement.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Income from equity method investments increased by $0.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This change was driven by increases in the fair values of our real estate investments held, primarily relating to Apollo’s ownership interest in ARI, which resulted in increased income from equity method investments of $0.5 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was offset by decreased income from equity method investments of $0.2 million from Apollo’s ownership interest in the CPI Funds and AGRE U.S. Real Estate Fund, L.P.
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

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the years ended December 31, 2013, 2012 and 2011, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.
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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates, net	$196,562	$150,044	$82,310
Management fees from affiliates	730,702	623,041	490,191
Carried interest income from affiliates	36,922	37,842	44,540
Total Revenues	964,186	810,927	617,041
Expenses:
Equity-based compensation	66,341	68,942	68,172
Salary, bonus and benefits	294,753	274,574	251,095
Interest expense	29,260	37,116	40,850
Professional fees(1)	82,448	63,250	58,315
General, administrative and other(2)	97,085	86,550	73,972
Placement fees	42,424	22,271	3,911
Occupancy	39,946	37,218	35,816
Depreciation and amortization	11,046	10,227	11,132
Total Expenses	663,303	600,148	543,263
Other Income:
Interest income	10,763	8,149	4,731
Other income, net	33,185	12,783	10,066
Total Other Income	43,948	20,932	14,797
Non-Controlling Interests	(13,985)	(8,730)	(12,146)
Economic Net Income	$330,846	$222,981	$76,429

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Incentive Business
Revenues:
Carried interest income from affiliates:
Unrealized gains (losses)(1)	$402,835	$1,166,397	$(1,086,600)
Realized gains	2,456,404	997,222	644,653
Total Revenues	2,859,239	2,163,619	(441,947)
Expenses:
Profit sharing expense:
Unrealized profit sharing expense(2)	195,298	426,098	(370,485)
Realized profit sharing expense	977,957	446,035	310,415
Total Profit Sharing Expense	1,173,255	872,133	(60,070)
Other Income:
Other income, net	10,203	—	—
Net losses from investment activities(3)	(12,593)	(1,142)	(5,881)
Income from equity method investments	113,211	121,120	10,829
Total Other Income	110,821	119,978	4,948
Economic Net Income (Loss)	$1,796,805	$1,411,464	$(376,929)

(1)
Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA and APC, respectively. Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million with respect to SOMA and APC, respectively. Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2011 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million and $18.1 million with respect to Fund VI and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(2)
Included in unrealized profit sharing expense for the year ended December 31, 2012 was a reversal of the entire receivable from Contributing Partners and certain employees of $22.1 million due to the reversal of the general partner obligation to return previously distributed carried interest income with respect to Fund VI. Included in unrealized profit sharing expense for the year ended December 31, 2011 was a reversal of previously realized profit sharing expense for the amounts receivable from Contributing Partners and certain employees due to the general partner obligation to return previously distributed carried interest income of $22.1 million with respect to Fund VI.

(3)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of ENI to Net Income Attributable to Apollo Global Management, LLC reported in our consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues	$3,823,425	$2,974,546	$175,094
Expenses	1,836,558	1,472,281	483,193
Other income	154,769	140,910	19,745
Non-Controlling Interests	(13,985)	(8,730)	(12,146)
Economic Net Income	2,127,651	1,634,445	(300,500)
Non-cash charges related to equity-based compensation	(59,847)	(529,712)	(1,081,581)
Income tax provision	(107,569)	(65,410)	(11,929)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(1,257,650)	(685,357)	940,312
Amortization of intangible assets	(43,194)	(43,009)	(15,128)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$659,391	$310,957	$(468,826)

Liquidity and Capital Resources
Historical
Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical consolidated statements of cash flows reflects the cash flows of Apollo, as well as those of the consolidated Apollo funds.
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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	As of December 31, 2013		As of December 31, 2012
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2007 AMH Credit Agreement	N/A	N/A	$728,273	4.95%	(1)
2013 AMH Credit Facilities - Term Facility	750,000	1.37%	N/A	N/A
CIT secured loan agreements	N/A	N/A	9,545	3.47
Total Debt	$750,000	1.37%	$737,818	4.93%

(1)	Includes the effect of interest rate swaps.
Additionally the 2013 AMH Credit Facilities provide for a $500 million revolving credit facility, which was undrawn as of December 31, 2013. See note 14 of our consolidated financial statements for information regarding the Company's debt arrangements.
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
Cash Flows
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 are summarized and discussed within the table and corresponding commentary below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating Activities	$1,025,382	$265,551	$743,821
Investing Activities	111,727	(84,791)	(129,536)
Financing Activities	(1,005,023)	21,960	(251,823)
Net Increase in Cash and Cash Equivalents	$132,086	$202,720	$362,462
Operating Activities
Net cash provided by operating activities was $1,025.4 million during the year ended December 31, 2013. During this period, there was $2,374.0 million in net income, to which $126.2 million of equity-based compensation and a $60.8 million change in fair value of contingent obligations were added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2013 included $8,422.2 million in proceeds from sales of investments held by the consolidated VIEs, a $27.3 million change in deferred revenue, $66.8 million of distributions from investment activities, a $232.5 million increase in net unrealized losses on debt, a $587.5 million change in cash held at consolidated VIEs and a $141.2 million increase in profit sharing payable. These favorable cash adjustments were offset by $309.1 million in net unrealized gains from investments held by the consolidated funds and VIEs, $107.4 million of income from equity method investments, a $44.2 million decrease in due to affiliates, a $130.5 million decrease in due from affiliates, $137.1 million of net realized gains on debt, a $64.1 million change in other liabilities of Apollo funds, a $408.8 million increase in carried interest receivable and $9,841.8 million of purchases of investments held by the consolidated VIEs.
Net cash provided by operating activities was $265.6 million during the year ended December 31, 2012. During this period, there was $3,047.8 million in net income, to which $598.7 million of equity-based compensation and a $1,951.9 million gain on business acquisitions and non-cash expenses were added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2012 included $7,182.4 million in proceeds from sales of investments held by the consolidated VIEs, a $497.7 million increase in net unrealized losses on debt and a $361.6 million increase in profit sharing payable. These favorable cash adjustments were offset by $458.0 million in net unrealized gains from investments held by the consolidated funds and VIEs, a $103.8 million decrease in due to affiliates, a $348.1 million change in cash held at consolidated VIEs, a $973.6 million increase in carried interest receivable and $7,525.5 million of purchases of investments held by the consolidated VIEs.
Net cash provided by operating activities was $743.8 million during the year ended December 31, 2011. During this period, there was $1,304.2 million in net losses, to which $1,149.8 million of equity-based compensation and a $196.2 million gain on business acquisitions and non-cash expenses were added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2011 included $1,530.2 million in proceeds from sales of investments held by the consolidated VIEs, $113.1 million in net unrealized losses from investments held by the consolidated funds and VIEs, a $43.8 million increase in due to affiliates and a $998.5 million decrease in carried interest receivable. The decrease in our carried interest receivable balance during the year ended December 31, 2011 was driven primarily by $304.5 million of carried interest losses from the change in fair value of funds for which we act as general partner, along with fund cash distributions of $692.6 million. These favorable cash adjustments were offset by $1,294.5 million of purchases of investments held by the consolidated VIEs, a $325.2 million decrease in profit sharing payable and $41.8 million of realized gains on debt of the consolidated VIEs.
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
Investing Activities
Net cash provided by investing activities was $111.7 million for the year ended December 31, 2013, which was primarily comprised of $216.3 million relating to cash distributions received from equity method investments offset by $98.4 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, Fund VIII, COF III, EPF I, EPF II, AESI, ACSP, AION, AGRE U.S. Real Estate Fund, L.P. and Apollo SPN Investments I, L.P. Cash distributions from equity method investments were primarily related to Fund VI, Fund VII, COF I, COF II, Vantium C, ACLF, AIE II, ACSP and EPF II.
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
Financing Activities
Net cash used in financing activities was $1,005.0 million for the year ended December 31, 2013, which was primarily comprised of $2,747.0 million related to issuance of debt by consolidated VIEs, $750.0 million related to debt refinancing and $688.9 million in contributions from Non-Controlling Interests in consolidated variable interest entities. This amount was offset by $2,218.1 million in repayment of term loans by consolidated VIEs, $334.2 million in distributions to consolidated VIEs, $147.4 million of distributions paid to Non-Controlling Interests in consolidated VIEs, $975.5 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $584.5 million in distributions, $85.9 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs, $12.2 million in distributions to Non-Controlling Interests in consolidated entities, $737.8 million in principal repayments of debt and repurchases of debt, $30.4 million in satisfaction of tax receivable agreements, $67.5 million in satisfaction of contingent obligations and $62.3 million in purchases of AAA units.

Net cash provided by financing activities was $22.0 million for the year ended December 31, 2012, which was primarily comprised of $1,413.3 million related to issuance of debt by consolidated VIEs and $4.1 million in contributions from Non-Controlling Interests in consolidated entities. This amount was offset by $515.9 million in repayment of term loans by consolidated VIEs, $486.7 million in distributions by consolidated VIEs, $335.0 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $202.4 million in distributions, $26.0 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs, $8.8 million in distributions to Non-Controlling Interests in consolidated entities and $102.1 million in purchases of AAA units.
Net cash used in financing activities was $251.8 million for the year ended December 31, 2011, which was primarily comprised of $415.9 million in repayment of term loans by consolidated VIEs, $308.8 million in distributions by consolidated VIEs, $199.2 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $27.3 million of distributions paid to Non-Controlling Interests in consolidated funds, $102.6 million in distributions, $17.1 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs. These cash outflows were offset by $384.0 million in proceeds from the issuance of Class A shares and $454.4 million of debt issued by consolidated VIEs.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the Company's manager during 2011, 2012 and 2013 (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8		$57.4	$3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8		79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6		87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0		72.8	4.3
For the year ended December 31, 2011	$0.83		$97.7	$199.2		$296.9	$17.4
February 10, 2012	$0.46	February 29, 2012	$58.1	$110.4		$168.5	$10.3
April 13, 2012	$—	April 13, 2012	$—	$11.0	(1)	$11.0	$—
May 8, 2012	0.25	May 30, 2012	31.6	60.0		91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6		88.8	5.3
November 9, 2012	0.40	November 30, 2012	52.0	96.0		148.0	9.4
For the year ended December 31, 2012	$1.35		$172.9	$335.0		$507.9	$31.2
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		$378.9	$24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2

(1)	On April 13, 2012 and April 12, 2013, the Company made a $0.05 and a $0.23 distribution to the non-controlling interest holders in the Apollo Operating Group, respectively.

Future Cash Flows
Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on our funds and our ability to manage our projected costs, fund performance, having access to credit facilities, being in compliance with existing credit agreements, as well as industry and market trends. Also during economic downturns the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and incentive fees we charge, which could adversely impact our cash flow in the future.
For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan was to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. AIE I management fees were terminated on August 23, 2012 as the fund received a majority vote from shareholders to approve the wind down resolution to terminate the management agreement. AIE I was fully liquidated as of December 31, 2013.
An increase in the fair value of our funds’ investments, by contrast, could favorably impact our liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets and adjusted assets. Additionally, higher carried interest income not yet realized would generally result when investments appreciate over their cost basis which would not have an impact on the Company’s cash flow.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of December 31, 2013, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $87.3 million.
The Company granted approximately 2.1 million, 5.4 million and 8.1 million RSUs during the years ended December 31, 2013, 2012, and 2011 respectively. The average estimated fair value per share on the grant date was $26.95, $13.68 and $14.45 per RSU with a total fair value of the grants of $56.6 million, $73.5 million and $116.6 million at December 31, 2013, 2012, and 2011, respectively. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $51.9 million, $36.6 million, $24.3 million, $5.0 million, $3.2 million and $0.5 million during the years ended December 31, 2014, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.
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
Accordingly, in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed carried interest income with respect to Fund IV, Fund V and Fund VI, we will be obligated to reimburse our Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the distribution to which that general partner obligation related.
On February 7, 2014, the Company declared a cash distribution of $1.08 per Class A share, which was paid on February 26, 2014 to shareholders of record on February 19, 2014.
On January 15, 2014, the Company issued 138,241 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company's ownership interest in the Apollo Operating Group.

On February 11, 2014, the Company issued 2,531,098 Class A shares in settlement of vested RSUs and vested options that were exercised. This issuance caused the Company's ownership interest in the Apollo Operation Group to increase from 39.0% to 39.4%.
On February 26, 2014, the Company issued 2,530 Class A shares in settlement of the exercise of vested options. This issuance did not cause a material change to the Company's ownership interest in the Apollo Operating Group.
Athene
Athene Holding Ltd. is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding Ltd. provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities.
On October 2, 2013, Athene Holding Ltd. closed its acquisition of Aviva USA (the "Aviva USA Transaction"). Apollo had previously agreed to provide up to $100 million of capital support to Athene to the extent such support was necessary in connection with the closing of the Aviva USA transaction. The Company's commitment was not called in connection with the closing of the Aviva USA Transaction and as a result, the Company's commitment terminated upon the closing of the Aviva USA Transaction.
AAA, through its investment in AAA Investments, owns the majority of the economic equity of Athene Holding Ltd. See the discussion of the AAA Transaction in note 4 to our consolidated financial statements.
Apollo, through its consolidated subsidiary, Athene Asset Management, L.P. ("Athene Asset Management"), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of December 31, 2013, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $59.5 billion of total AUM as of December 31, 2013 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $9.2 billion, or approximately 15.5%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that it continues to perform successfully in providing asset management services to Athene.
Athene Asset Management receives a gross management fee equal to 0.40% per annum on all assets under management in the Athene Accounts, with certain limited exceptions. In addition, the Company receives sub-advisory management fees and carried interest income with respect to a portion of the assets in the Athene Accounts. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene, including but not limited to, asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other services.
In connection with the AAA Transaction, a subsidiary of AAA Investments contributed three investment partnerships to Athene. The Contributed Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction. The quarterly management fee is calculated and paid by the Contributed Partnerships in arrears in an aggregate amount equal to one-fourth of (i) all Adjusted Assets up to and including $3 billion multiplied by 1.25% plus (ii) all Adjusted Assets in excess of $3 billion multiplied by 1.0%. “Adjusted Assets” means an amount equal to (i) the value of the gross assets of such Contributed Partnership minus (ii) the sum of (a) the amount of any undistributed carried interest payable by such Contributed Partnerships, (b) an amount equal to the value of the Temporary Investments (as defined in the relevant services agreement) held by such Contributed Partnerships, (c) an amount equal to the Capital Invested in Apollo Funds (as defined in the relevant services agreement) by such Contributed Partnerships and (d) an amount equal to the liquidity discount applied by the Company in respect of its investments in such Contributed Partnerships (provided such liquidity discount may not exceed 22.5% of the value of the assets contributed by AAA). With respect to capital invested in an Apollo fund, Apollo receives management fees directly from the relevant funds under the investment management agreements with such funds and not pursuant to the services agreement with the Contributed Partnerships. In addition, carried interest is payable by the Contributed Partnerships with respect to each investment or group of investments (as specified in the particular partnership agreement), at a rate of 20% of the profit of such investment or group of investments, subject to applicable hurdle rates. Each investment or group of investments is treated separately for the purposes of calculating carried interest. The contributed assets also included certain investments in funds managed by Apollo, carried interest on which is assessed at the fund level.
Under an amended services contract with Athene, effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding Ltd. that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the AAA Transaction (the “Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. All such monitoring fees are paid pursuant to a derivative contract between Athene and Apollo. Each quarter, monitoring fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding Ltd. are fair valued. At Athene’s option, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding Ltd. or cash equal to the fair value of such shares of Athene Holding Ltd. at the time of settlement. Settlement occurs on the earlier of a change in control of Athene or October 31, 2017. For the years ended December 31, 2013 and 2012, Apollo earned $107.9 million and $16.8 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates, net, in the consolidated statements of operations. As of December 31, 2013, Apollo had a $116.4 million receivable, which is accounted for as a derivative, recorded in due from affiliates on the consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo, Apollo receives a management fee for managing the assets of AAA Investments. In connection with the consummation of the AAA Transaction, on October 31, 2012, the services agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). In the event that AAA makes a tender offer for all or substantially all of its units where the consideration is to be paid in shares of Athene Holding Ltd. (or an alternative transaction that is no less favorable in all material respects to the AAA unitholders as a whole), the management fee will be unwound and a lump sum payment will be made to Apollo equal to the remaining management fee that would have been due until the expiration date (December 31, 2020), using an 8% discount rate and assuming a 14% growth rate to then existing management fees, compounded annually, until the expiration date, subject to a cap of $30.0 million had the tender offer or similar transaction commenced in 2013, $25.0 million if the tender offer or similar transaction commences in 2014, $20.0 million if the tender offer or similar transaction commences in 2015 and zero if the tender offer or similar transaction commences in 2016 or thereafter. All such management fees are paid pursuant to a derivative contract between AAA Investments and Apollo. Each quarter, management fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding Ltd. are fair valued. At the option of AAA Investments, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding Ltd. or cash equal to the fair value of such shares of Athene Holding Ltd. at the time of settlement. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. As of December 31, 2013 and 2012, Apollo had a receivable of $14.3 million and $2.1 million, respectively, related to the Amended AAA Services Agreement, which is recorded in due from affiliates on the consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement and the Contributed Partnerships for the years ended December 31, 2013 and 2012 were $12.5 million (of which $2.2 million related to the derivative component, as described above) and $15.1 million (of which $0.6 million related to the derivative component, as described above), respectively, which is recorded in management fees from affiliates in the consolidated statements of operations.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding Ltd., or paid in cash if AAA sells the shares of Athene Holding Ltd. For the years ended December 31, 2013 and 2012, the Company recorded carried interest income less the related profit sharing expense of $27.6 million and $35.3 million, respectively, from AAA Investments, which is recorded in the consolidated statements of operations. As of December 31, 2013 and 2012, the Company had a $100.9 million and a $69.0 million carried interest receivable, respectively, related to AAA Investments. As of December 31, 2013 and 2012, the Company had a related profit sharing payable of $28.8 million and $25.5 million, respectively, recorded in profit sharing payable in the consolidated statements of financial condition.
For the years ended December 31, 2013 and 2012, Apollo earned revenues in the aggregate totaling $435.1 million and $164.7 million consisting of management fees, sub-advisory and monitoring fees and carried interest income, respectively, from Athene after considering the related profit sharing expense and changes in the market value of the Athene-related derivatives discussed above, which is recorded in the consolidated statement of operations.
The amended services contract with Athene and Athene Life Re Ltd and the Amended AAA Services Agreement together with related derivative contracts issued pursuant to these amended contracts, meet the definition of a derivative under U.S. GAAP. The Company has classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The value of these derivatives is determined by multiplying the Athene share equivalents by the estimated price per share of Athene. See note 6 to our consolidated financial statements for further discussion regarding fair value.

The change in unrealized market value of these derivatives is reflected in other income, net in the consolidated statements of operations. For the year ended December 31, 2013, there were $10.2 million of changes in market value recognized related to these derivatives.
Distributions to Managing Partners and Contributing Partners
The three Managing Partners who became employees of Apollo on July 13, 2007 are each entitled to a $100,000 base salary. Additionally, our Managing Partners can receive other forms of compensation. Any additional consideration will be paid to them in their proportional ownership interest in Holdings. Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to the Managing Partners.
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
The Contributing Partners are entitled to receive the following:

•
Profit Sharing related to private equity carried interest income, from direct ownership of advisory entities. Any changes in fair value of the underlying fund investments would result in changes to Apollo Global Management, LLC’s profit sharing payable;

•	Additional consideration based on their proportional ownership interest in Holdings; and

•	Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to the Contributing Partners.
Potential Future Costs
We may make grants of RSUs or other equity-based awards to employees and independent directors that we appoint in the future.

Critical Accounting Policies
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in note 2 to our consolidated financial statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.
Consolidation
The types of entities with which Apollo is involved generally include subsidiaries (i.e. general partners and management companies related to the funds we manage), entities that have all the attributes of an investment company (e.g. funds) and securitization vehicles (e.g. collateralized loan obligations). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
Pursuant to our consolidation policy, we first consider the appropriate consolidation guidance to apply including consideration of whether the entity qualifies for certain scope exceptions and whether the entity should be evaluated under either the previous rules on consolidation of variable interest entities (“VIEs”) or the amended consolidation rules depending on whether or not the entity qualifies for the deferral as further described below. We then perform an assessment to determine whether that entity qualifies as a VIE. An entity in which Apollo holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest or through other means, including those VOEs in which the general partner is presumed to have control. Apollo does not consolidate those VOEs in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated investors to either dissolve the fund or remove the general partner (“kick-out rights”) or the granting of substantive participating rights.
As previously indicated, the consolidation assessment, including the determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of our funds may qualify as VIEs whereas others may qualify as VOEs. The granting of substantive kick-out rights is a key consideration in determining whether an entity is a VIE and whether or not that entity should be consolidated. For example, when the unaffiliated holders of equity investment at risk of a fund with sufficient equity to permit the fund to finance its activities without additional subordinated financial support are not granted substantive kick-out rights and the Company is not part of the group of holders of equity investment at risk, the fund is generally determined to be a VIE, as the holders of equity investment at risk as a group lack the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the legal entity. Alternatively, when the unaffiliated holders of equity investment at risk are granted substantive kick-out rights, the fund is generally determined to be a VOE. However, in certain cases where the Company holds a substantive equity investment at risk in the fund, the fund may be determined to be a VOE even though substantive kick-out rights were not granted to the unaffiliated holders of equity investment at risk. In these cases, the Company is part of the group of holders of equity investment at risk and therefore the holders of equity investment at risk as a group do not lack the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the legal entity.
 If the entity is determined to be a VIE under the conditions above, we then assess whether the entity should be consolidated by applying either the previous consolidation rules or the amended consolidation rules depending on whether the entity qualifies for the deferral of the amended consolidation rules as further described below.
VIEs that qualify for the deferral of the amended consolidation rules because certain conditions are met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities, will continue to apply the previous consolidation rules. VIEs that are securitization or asset-backed financing entities will apply the amended consolidation rules. Under both sets of rules, VIEs for which Apollo is determined to be the primary beneficiary are consolidated.
With respect to VIEs such as our funds that qualify for the deferral of the amended consolidation rules and therefore apply the previous consolidation rules, Apollo is determined to be the primary beneficiary if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where two or more Apollo related parties hold a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the Company is determined to be the primary beneficiary to the extent it is the party within the related party group that is most closely associated with the VIE.
For VIEs such as our CLOs that apply the amended consolidation rules, Apollo is determined to be the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. CLOs are generally determined to be VIEs if they are formed solely to issue collateralized notes in the legal form of debt and therefore do not have sufficient total equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. With respect to such CLOs, we generally possess a controlling financial interest in, and therefore consolidate, such CLOs in accordance with the amended consolidation rules when our role as collateral manager provides us with the power to direct the activities that most significantly impact the CLO’s economic performance and we have the right to receive certain benefits from the CLO (e.g. incentive fees) that could potentially be significant to the CLO.
Under the previous and the amended consolidation rules, Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity, (v) and evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE.
Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net (income) loss attributable to Non-Controlling Interests in the consolidated statements of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the consolidated statements of financial condition as of December 31, 2013 and 2012.
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
Management Fees from Affiliates. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our credit funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders' equity all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets, are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real estate funds.
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
Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors we consider include the number of broker quotes we obtain, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
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
Income Approach. For investments where the market approach does not provide adequate fair value information, we rely on the income approach. The income approach is also used to value investments or validate the market approach within our private equity funds. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results and a calculated discount rate, which is normally based on the subject company’s weighted average cost of capital, or “WACC.” The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports, and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.
The value of liquid investments, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the close price on the date of determination.
On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management, to review and approve the valuation results related to our funds' private equity investments. Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when no observable market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid credit investments also may include the market approach and the income approach, as previously described above. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
On a quarterly basis, Apollo also utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our credit investments. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.
Real Estate Investments. For the CMBS portfolio of Apollo’s funds, the estimated fair value of the CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs. The Company evaluates its loans for possible impairment on a quarterly basis. For Apollo’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
On a quarterly basis, Apollo also utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our real estate investments. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.
The fair values of the investments in our private equity, credit and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity.” There have been no material changes to the underlying valuation models during the periods that our financial results are presented.
Fair Value of Financial Instruments
U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Except for the Company’s debt obligation related to the 2013 AMH Credit Facilities (as defined in note 14 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 14 to our consolidated financial statements, the Company’s long term debt obligation related to the 2013 AMH Credit Facilities is believed to have an estimated fair value of approximately $750.0 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of December 31, 2013. However, the carrying value that is recorded on the consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair-value hierarchy.

Valuation of Financial Instruments Held by Consolidated VIEs
The consolidated VIEs hold investments that are traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions for similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors. When market quotations are not available, a model based approach is used to determine fair value.
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
Fair Value Option. Apollo elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. For the convertible note issued by HFA, Apollo elected to separately present interest income from other changes in the fair value of the convertible note within the consolidated statement of operations. See notes 4 and 5 to our consolidated financial statements for further disclosure on the investment in HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.
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
The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2013, 2012 and 2011.
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. As of December 31, 2013, our total private equity investments were approximately $23.4 billion. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified.
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
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based awards consist of, or provide rights with respect to AOG Units, RSUs, share options, AAA RDUs, ARI restricted stock awards, ARI RSUs and AMTG RSUs. For more information regarding Apollo’s equity-based compensation awards, see note 16 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.
Additionally, the value of the AOG Units have been reduced to reflect the transfer restrictions imposed on units issued to the Managing Partners and Contributing Partners as well as the lack of rights to participate in future Apollo Global Management, LLC equity offerings. These awards have the following characteristics:

•
Awards granted to the Managing Partners (i) are not permitted to be sold to any parties outside of the Apollo Global Management, LLC control group and transfer restrictions lapse pro rata during the forfeiture period over 60 or 72 months, and (ii) allow the Managing Partners to initiate a change in control; and

•
Awards granted to the Contributing Partners (i) are not permitted to be sold or transferred to any parties except to the Apollo Global Management, LLC control group and (ii) the transfer restriction period lapses over six years (which is longer than the forfeiture period which lapses ratably over 60 months).

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
Another significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. RSUs are comprised of Plan Grants, which do not pay distributions until vested and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest, and Bonus Grants, which pay distributions on both vested and unvested grants and are generally issued after vesting on an approximate two-month lag. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions.
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the years ended December 31, 2013, 2012 and 2011 are presented in the table below for Plan Grants:

	For the Year Ended December 31,
	2013	2012	2011
Distribution Yield(1)	9.5%	8.4%	2.2%
Distribution Growth Rate(2)	3.0%	3.2%	6.0%
Cost of Equity Capital Rate(3)	17.6%	17.6%	18.2%

(1)	Based on the distribution then in effect.

(2)	Quarterly growth rate based on the then current distribution.

(3)
We assumed discount rate was equivalent to a cost of equity capital rate as of the valuation date, based on the Capital Asset Pricing Model ("CAPM"). CAPM is a commonly used mathematical model for developing expected returns.

For the Plan Grants, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 30.5%, 23.3% and 7.1% for the years ending December 31, 2013, 2012 and 2011, respectively.
We utilized the Finnerty Model, as previously described above, to calculate a marketability discount on the Plan Grant and Bonus Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.

The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility, (iii) risk-free rate and (iv) dividend yield. The weighted average for the inputs utilized for the shares granted during the years ended December 31, 2013, 2012 and 2011 are presented in the table below for Plan Grants and Bonus Grants:

	For the Year Ended December 31,
	2013	2012	2011
Plan Grants
Holding Period Restriction (in years)	0.6	0.6	1.1
Volatility(1)	30.4%	34.0%	35.9%
Risk-free Rate(2)	—%	0.1%	0.6%
Distribution Yield(3)	8.2%	8.0%	2.2%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.6
Volatility(1)	30.0%	30.5%	33.8%
Risk-free Rate(2)	—%	—%	0.2%
Distribution Yield(3)	12.2%	7.8%	2.2%

(1)	Annualized based on industry peers.

(2)	Based on U.S. Treasuries for a comparable term on a continuously compounded basis.

(3)	Based on the distribution then in effect.
For the Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 6.0%, 5.0%, and 8.6% for the years ending December 31, 2013, 2012 and 2011, respectively. For the Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.2%, 4.9%, and 6.5% for the years ending December 31, 2013, 2012 and 2011, respectively.
After the grant date fair value is determined we apply an estimated forfeiture rate. The estimated fair value was determined and recognized over the vesting period on a straight-line basis. We have estimated a 6% forfeiture rate for RSUs, based on the Company’s historical attrition rate as well as industry comparable rates. If employees are no longer associated with Apollo or if there is no turnover, we will revise our estimated compensation expense to the actual amount of expense based on the units vested at the reporting date in accordance with U.S. GAAP.
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
As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition.
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

Fair Value Measurements
The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of December 31, 2013 and 2012, respectively:

	As of December 31, 2013
	Level I(5)	Level II(5)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$1,942,051	$1,942,051
Investments held by Apollo Senior Loan Fund(1)	—	28,711	892	29,603
Investments in HFA and Other(1)	—	—	40,373	40,373
Athene and AAA Management Fee Derivatives(2)	—	—	130,709	130,709
Investments of VIEs, at fair value(4)	3,455	12,203,370	1,919,537	14,126,362
Total Assets	$3,455	$12,232,081	$4,033,562	$16,269,098

Liabilities
Debt of VIEs, at fair value(4)	$—	$2,429,815	$9,994,147	$12,423,962
Contingent Consideration Obligations(3)	—	—	135,511	135,511
Total Liabilities	$—	$2,429,815	$10,129,658	$12,559,473

	As of December 31, 2012
	Level I(5)	Level II(5)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$1,666,448	$1,666,448
Investments held by Apollo Senior Loan Fund(1)	—	27,063	590	27,653
Investments in HFA and Other(1)	—	—	50,311	50,311
Athene and AAA Management Fee Derivatives(2)	—	—	2,126	2,126
Investments of VIEs, at fair value(4)	168	11,045,902	1,643,465	12,689,535
Total Assets	$168	$11,072,965	$3,362,940	$14,436,073

Liabilities
Liabilities of VIEs, at fair value(4)	$—	$—	$11,834,955	$11,834,955
Contingent Consideration Obligations(3)	—	—	142,219	142,219
Total Liabilities	$—	$—	$11,977,174	$11,977,174

(1)	See note 4 to our consolidated financial statements for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and investments in HFA and Other.

(2)	See note 17 to our consolidated financial statements for further disclosure regarding the Athene and AAA Management Fee Derivatives.

(3)	See note 18 to our consolidated financial statements for further disclosure regarding Contingent Consideration Obligations.

(4)	See note 5 to our consolidated financial statements for further disclosure regarding VIEs.

(5)	All level I and II investments and liabilities were valued using third party pricing.

The following table summarizes the fair value transfers of financial assets between Level I and Level II and Level II and Level III for positions that existed as of December 31, 2013, 2012 and 2011, respectively:

	For the Year Ended December 31,
	2013	2012	2011
Transfers from Level II into Level I(1)	$—	$164	$—
Transfers from Level III into Level II(2)	1,253,090	712,975	802,533
Transfers from Level II into Level III(2)	978,194	833,791	160,390

(1)
Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset. The transfer during the year ended December 31, 2012 related to investments of the consolidated VIEs.

(2)
Transfers between Level II and III were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

For the year ended December 31, 2013, transfers of financial liabilities from Level III to Level II relating to liabilities held by the consolidated VIEs totaled $2.5 billion. There was a transfer of debt held by the consolidated VIEs that are valued using broker quotes from Level III into Level II as a result of subjecting broker quotes on these liabilities to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. For the years ended December 31, 2012 and 2011, there were no transfers of financial liabilities between Level I, Level II and Level III.
The following tables summarize the changes in fair value in financial assets, which are measured at fair value and characterized as Level III investments, for the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Management Fee Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,666,448	$590	$50,311	$2,126	$1,643,465	$3,362,940
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(35,410)	(35,410)
Fees	—	—	—	118,380	—	118,380
Purchases	—	520	4,901	—	1,326,095	1,331,516
Sale of investments/Distributions	(66,796)	(6)	(2,541)	—	(724,666)	(794,009)
Net realized losses	—	—	—	—	(28,717)	(28,717)
Changes in net unrealized gains (losses)	342,399	15	(12,298)	10,203	13,439	353,758
Transfer into Level III	—	831	—	—	977,363	978,194
Transfer out of Level III	—	(1,058)	—	—	(1,252,032)	(1,253,090)
Balance, End of Period	$1,942,051	$892	$40,373	$130,709	$1,919,537	$4,033,562
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$342,399	$15	$(12,298)	$—	$—	$330,116
Change in net unrealized (losses) included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	$—	$—	$—	$—	$9,083	$9,083
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	$—	$—	$—	$10,203	$—	$10,203

	For the Year Ended December 31, 2012
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other		Athene and AAA Management Fee Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,480,152	$456	$47,757		$—	$246,609	$1,774,974
Transfer in due to consolidation and acquisition	—	—	46,148	(1)	—	1,706,145	1,752,293
Transfer out due to deconsolidation	—	—	(48,037)	(1)	—	—	(48,037)
Elimination of investments attributable to consolidation of VIEs	—	—	—		—	(69,437)	(69,437)
Fees	—	—	—		2,126	—	2,126
Purchases	—	496	5,759		—	1,236,232	1,242,487
Sale of investments/Distributions	(101,844)	(1,291)	—		—	(1,561,589)	(1,664,724)
Net realized gains	—	20	—		—	21,603	21,623
Changes in net unrealized gains (losses)	288,140	8	(1,316)		—	(56,013)	230,819
Transfer into Level III	—	1,836	—		—	831,955	833,791
Transfer out of Level III	—	(935)	—		—	(712,040)	(712,975)
Balance, End of Period	$1,666,448	$590	$50,311		$2,126	$1,643,465	$3,362,940
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$288,140	$8	$(1,316)		$—	$—	$286,832
Change in net unrealized gains included in Net Gains(Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	$—	$—	$—		$—	$7,464	$7,464

(1)	During the third quarter of 2012, the Company deconsolidated GSS Holding (Cayman), L.P., which was consolidated by the Company during the second quarter of 2012.

	For the Year Ended December 31, 2011
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,637,091	$—	$—	$170,369	$1,807,460
Transfer in due to consolidation and acquisition	—	456	—	335,353	335,809
Expenses incurred	—	—	(3,871)	—	(3,871)
Purchases	432	—	57,509	663,438	721,379
Sale of investments/Distributions	(33,425)	—	—	(273,719)	(307,144)
Net realized gains	—	—	—	980	980
Changes in net unrealized losses	(123,946)	—	(5,881)	(7,669)	(137,496)
Transfer into Level III	—	—	—	160,390	160,390
Transfer out of Level III	—	—	—	(802,533)	(802,533)
Balance, End of Period	$1,480,152	$456	$47,757	$246,609	$1,774,974
Change in net unrealized losses included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$(123,946)	$—	$(5,881)	$—	$(129,827)
Change in net unrealized losses included in Net Gains(Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	$—	$—	$—	$(7,253)	$(7,253)

The following table summarizes the changes in fair value in financial liabilities, which are measured at fair value and characterized as Level III liabilities:

	For the Year Ended December 31,
	2013				2012				2011
	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total	Debt of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,834,955	$142,219		$11,977,174	$3,189,837	$5,900		$3,195,737	$1,127,180	$1,200	$1,128,380
Transfer in due to consolidation and acquisition	—	—		—	7,317,144	117,700		7,434,844	2,046,157	4,700	2,050,857
Elimination of debt attributable to consolidation of VIEs	3,950	—		3,950	(67,167)	—		(67,167)	(48)	—	(48)
Purchase accounting adjustments	—	—		—	—	1,000		1,000	—	—	—
Additions	2,747,033	—		2,747,033	1,639,271	—		1,639,271	454,356	—	454,356
Payments	(2,218,060)	(67,534)		(2,285,594)	(741,834)	(8,168)		(750,002)	(415,869)	—	(415,869)
Net realized gains	(137,098)	—		(137,098)	—	—		—	(41,819)	—	(41,819)
Changes in net unrealized losses / fair value	232,510	60,826	(1)	293,336	497,704	25,787	(1)	523,491	19,880	—	19,880
Transfers into Level III	—	—		—	—	—		—	—	—	—
Transfers out of Level III	(2,469,143)	—		(2,469,143)	—	—		—	—	—	—
Balance, End of Period	$9,994,147	$135,511		$10,129,658	$11,834,955	$142,219		$11,977,174	$3,189,837	$5,900	$3,195,737
Change in net unrealized (gains) losses included in Net Gains (Losses) from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(18,578)	$—		$(18,578)	$446,649	$—		$446,649	$(25,347)	$—	$(25,347)

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the consolidated statement of operations.

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized in Level III of the fair value hierarchy as of December 31, 2013 and 2012, respectively:

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,942,051	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	892	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	40,373	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Management Fee Derivatives	130,709	Discounted Cash Flows	Discount Rate	15.0%	15.0%
			Implied Multiple	1.1x	1.1x
Investments of Consolidated VIEs:
Bank Debt Term Loans	18,467	Other	N/A	N/A	N/A
Stocks	7,938	Market Comparable Companies	Comparable Multiples	6.0x - 9.5x	7.9x
Corporate loans/ bonds	1,893,132	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,919,537
Total Financial Assets	$4,033,562
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,149	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	10.8%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,132,576	Discounted Cash Flow	Discount Rate	1.9% - 2.2%	2.0%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0% - 70.0%	65.2%
Senior Secured and Subordinated Notes	7,026,422	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	9,994,147
Contingent Consideration Obligation	135,511	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.3%
Total Financial Liabilities	$10,129,658

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of December 31, 2013
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,950,010	(3)	100%
Total Investments	1,950,010		100%
Other net liabilities(4)	(7,959)
Total Net Assets	$1,942,051

(2)	These securities are valued using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2013 is primarily comprised of net assets allocated to the general partner of $102.1 million less $89.0 million in note receivable from an affiliate. Carrying values approximate fair value for other assets and liabilities (except for the note receivable from an affiliate) and, accordingly, extended valuation procedures are not required. The note receivable from an affiliate is a level III asset valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,666,448	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	590	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	50,311	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Management Fee Derivatives	2,126	Discounted Cash Flows	Discount Rate	15.0%	15.0%
			Implied Multiple	1.23x	1.23x
Investments of Consolidated VIEs
Bank Debt Term Loans	67,920	Discounted Cash Flow Comparable Yields	Discount Rate	11.8%-25.2%	16.3%
Stocks	3,624	Market Comparable Companies	Comparable Multiples	6.63x	6.63x
Corporate loans/ bonds	1,571,921	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,643,465
Total	$3,362,940
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$195,357	Discounted Cash Flow	Discount Rate	17.0%	17.0%
			Default Rate	1.5%-4.0%	2.4%
			Recovery Rate	80.0%	80.0%
Senior Secured Notes	2,066,250	Discounted Cash Flow	Discount Rate	1.65%-1.95%	1.8%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0%-60.0%	59.9%
Senior Secured and Subordinated Notes	9,573,348	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	11,834,955
Contingent Consideration Obligation	142,219	Discounted Cash Flow	Discount Rate	7.0%-11.6%	9.4%
Total	$11,977,174

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of December 31, 2012
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,581,975	(3)	98.6%
Listed quotes	22,029		1.4%
Total Investments	1,604,004		100%
Other net assets(4)	62,444
Total Net Assets	$1,666,448

(2)	These securities are valued using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2012 is primarily comprised of $113.3 million in notes receivable from an affiliate less the portion of AAA investments net assets allocated to the general partner of $70.0 million. Carrying values approximate fair value for other assets and liabilities(except for the note receivable from affiliate) and, accordingly, extended valuation procedures are not required. The note receivable from affiliate is a level III investment valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.

Athene and AAA Management Fee Derivatives
The significant unobservable input used in the fair value measurement of the Athene and AAA management fee derivatives is the discount rate applied in the valuation model. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the expected required rate of return based on the risk profile of similar cash flows. See note 17 to our consolidated financial statements for further information regarding the Athene and AAA management fee derivatives.
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the bank debt term loans and stocks include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies EBITDA to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
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
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the weighted average cost of capital for the Company. See note 18 to our consolidated financial statements for further discussion of the contingent consideration obligation.
See notes 2 and 6 to our consolidated financial statements for further disclosure regarding fair value measurements.

Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our consolidated financial statements.

Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 18 to our consolidated financial statements for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies
As of December 31, 2013, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$38,649	$38,246	$36,946	$35,020	$31,416	$53,138	$233,415
Other long-term obligations(2)	6,447	929	—	—	—	—	7,376
2013 AMH Credit Facilities - Term Facility(3)	10,259	10,259	10,259	10,259	10,259	750,513	801,808
2013 AMH Credit Facilities - Revolver Facility(4)	625	625	625	625	625	31	3,156
Obligations as of December 31, 2013	$55,980	$50,059	$47,830	$45,904	$42,300	$803,682	$1,045,755

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $11.2 million over the remaining periods of 2014 and thereafter.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$750 million of the outstanding Term Facility matures in January 2019. The interest rate on the $750 million Term Facility as of December 31, 2013 was 1.37%. See note 14 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of December 31, 2013 on the $500 million undrawn Revolver Facility was 0.125%. See note 14 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

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

(ii)
Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities. See note 5 of our consolidated financial statements for the contractual maturities for the debt of the consolidated VIEs.

Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of December 31, 2013 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5	(1)(2)	8.4	$612.5	3.33	$1,525.2	(1)(2)	$607.9
Fund VII	467.2	(1)	3.18	177.8	1.21	112.5	(1)	41.4
Fund VI	246.2		2.43	6.1	0.06	9.7		0.2
Fund V	100.0		2.67	0.5	0.01	6.3		—	(3)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(3)
Fund III	100.6		6.71	—	—	15.5		—
ANRP	426.1	(1)(2)	32.21	10.1	0.76	293.0	(1)(2)	7.1
AION	137.6	(2)	36.61	37.6	10.00	113.0	(2)	30.7
APC	158.4		70.56	0.1	0.04	86.1		0.1
Apollo Rose, L.P.	215.7	(2)(4)	100	—	—	88.3	(2)(4)	—
Credit:
EPF I(5)	369.2	(1)(6)	20.74	24.3	1.37	64.1	(1)(7)	5.8
EPF II(5)	415.2	(1)(2)	11.34	69.1	1.89	286.1	(1)(2)	49.6
SOMA(8)	—		—	—	—	—		—
COF I	450.7	(9)	30.35	29.7	2.00	237.4	(9)	4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
COF III	296.2	(2)	34.14	21.2	2.44	205.2	(2)	14.7
ACLF(10)	23.9		2.43	23.9	2.43	19.3		19.3
Palmetto(11)	18.0		1.19	18.0	1.19	7.6		7.6
AIE II(5)	8.9		3.15	5.5	1.94	0.9		0.5
ESDF	50.0		100.00	—	—	—		—
FCI	150.5		26.93	—	—	72.8		—
FCI II	169.8		16.95	—	—	164.4		—
Franklin Fund	9.9		9.09	9.9	9.09	—		—
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	85.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.00	—	—	—	(1)	—
AESI(5)	4.8		0.99	4.8	0.99	2.0		2.0
AEC	7.3		2.50	3.2	1.08	2.5		1.1
ACSP	15.0		2.44	15.0	2.44	8.7		8.7
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.5		0.5
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	8.1		7.75	—	—	—		—
Stone Tower Credit Solutions Master Fund, Ltd.	0.9		0.83	—	—	0.9		—
Stone Tower Credit Strategies Master Fund, Ltd.	9.5		11.68	—	—	—		—
Apollo Zeus Strategic Investments, L.P. ("Zeus")	14		3.38	14	3.38	12.3		12.3
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	632.2	(1)(2)	72.95	16.5	1.90	339.3	(1)(2)	5.0
BEA/ AGRE China Real Estate Fund, L.P.	0.5		1.03	0.5	1.03	0.4		0.4
AGRE Asia Co-Invest I Limited	50.0	(2)	100.00	—	—	35.9	(2)	—
CAI Strategic European Real Estate Ltd.	19.9	(12)	92.13	—	—	3.8		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(5)	7.5		0.47	—	—	0.6		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.3		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(13)	18.8		7.80	0.6	0.23	8.7		0.3
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
2011 A4 Fund, L.P.	234.7		100.00	—	—	—		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	27.8		0.92	27.8	0.92	23.5		23.5
Total	$7,656.1			$1,156.9		$3,833.7		$843.7

(1)
As of December 31, 2013, Palmetto had commitments and remaining commitment amounts in Fund VII of $110.0 million and $25.6 million, respectively, ANRP of $150.0 million and $103.0 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $85.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, AGRE U.S. Real Estate Fund, L.P. of $300 million and $216.6 million, respectively, EPF I of $145.6 million and $24.0 million, respectively, EPF II of $75.0 million and $51.2 million, respectively, and Fund VIII of $81.0 million and $79.7 million, respectively. Figures for AGRE U.S. Real Estate Fund, L.P. include Base, Additional, and Co-Invest commitments. A co-invest entity within AGRE U.S. Real Estate Fund, L.P. is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.66 as of December 31, 2013.

(2)
As of December 31, 2013, Apollo SPN Investments I, L.P. had commitments and remaining commitment amounts in AGRE U.S. Real Estate Fund, L.P. of $150.0 million and $58.0 million, respectively, AGRE Asia Co-Invest I Limited of $50.0 million and $35.9 million, respectively, AION of $100.0 million and $82.3 million, respectively, ANRP of $200.0 million and $137.5 million, respectively, Apollo Rose of $129.4 million and $53.0 million, respectively, COF III of $150.0 million and $104.0 million, respectively, Fund VIII of $850.0 million and $837.5 million respectively, and EPF II of $200.0 million and $135.5 million, respectively. Figures include base, additional, and co-invest commitments, as it relates to AGRE U.S. Real Estate Fund, L.P.

(3)
As of December 31, 2013, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.

(4)	Of the total commitment and remaining commitment amounts in Apollo Rose, SOMA had $23.5 million and $9.6 million, respectively, and AESI had $23.5 million and $9.6 million respectively.

(5)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.37 as of December 31, 2013.

(6)	Of the total remaining commitment amount in EPF I, AAA Investments (Other), L.P., SOMA and Palmetto have approximately €9.0 million, €12.3 million and €17.4 million, respectively.

(7)	Of the total commitment amount in EPF I, AAA Investments (Other), L.P., SOMA and Palmetto have approximately €54.5 million, €75.0 million and €106.0 million, respectively.

(8)
Apollo and affiliated investors must maintain an aggregate capital balance in an amount not less than 1% of total capital account balances of the partnership. As of December 31, 2013, Apollo and affiliated investors’ capital balances exceeded the 1% requirement and therefore they are not required to fund a capital commitment.

(9)	As of December 31, 2013, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.

(10)
As of December 31, 2013, the general partner of ACLF Co-Invest, a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.

(11)	As of December 31, 2013, commitments in Palmetto also included commitments related to Apollo Palmetto Athene Partnership, L.P.

(12)	As of December 31, 2013, EPF I had commitments and remaining commitment amounts in CAI Strategic European Real Estate of €7.5 million and €1.4 million, respectively.

(13)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.66 as of December 31, 2013.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at December 31, 2013 and December 31, 2012 of $843.7 million and $258.3 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support was necessary in connection with Athene’s then pending acquisition of Aviva USA. The Company’s commitment was not called in connection with the closing of the transaction, and as a result, the Company’s commitment to provide capital support terminated upon the closing of the transaction on October 2, 2013.
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
On October 2, 2013, Athene Holding Ltd. completed the acquisition of Aviva USA, which markets and sells a variety of fixed annuity and life insurance products in the U.S. through its wholly owned subsidiaries Aviva Life and Annuity Company, an Iowa-domiciled stock life insurance company. Athene also announced that it had completed the sale of Aviva USA's life insurance operations to PLIC USA.

The 2013 AMH Credit Facilities, which provide for a variable-rate term loan, will have future impacts on our cash uses. On December 18, 2013, AMH and its consolidated subsidiaries and certain other subsidiaries of the Company (collectively, the "Borrowers") entered into new credit facilities (the "2013 AMH Credit Facilities") with JPMorgan Chase Bank, N.A. The 2013 AMH Credit Facilities provide for (i) a term loan facility to AMH (the “Term Facility”) that includes $750 million of term loan from third-party lenders and $27l.7 million of term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with a final maturity date of January 18, 2019.

Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. The interest rate on the $750 million Term Facility as of December 31, 2013 was 1.37% and the commitment fee as of December 31, 2013 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $0.4 million for the year ended December 31, 2013.
As of December 31, 2013, $750 million of the Term Facility was outstanding with third-party lenders and there is approximately $271.7 million of the Term Facility that is held by a subsidiary of the Company. As of December 31, 2013 the Revolver Facility was undrawn. The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is believed to be approximately $750.0 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $750 million carrying value of debt that is recorded on the consolidated statement of financial condition at December 31, 2013 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities.
In accordance with U.S. GAAP, the Company determined that the refinancing of the outstanding loans under the 2007 AMH Credit Agreement resulted in a debt extinguishment. As a result, the Company recorded a loss on extinguishment of $2.7 million, of which $1.6 million related to previously capitalized costs incurred in relation to the 2007 AMH Credit Agreement and $1.1 million related to expenses incurred in relation to the 2013 AMH Credit Facilities, in other income, net in the consolidated statement of operations for the year ended December 31, 2013. In addition, the Company capitalized debt issuance costs of $6.6 million incurred in relation to the 2013 AMH Credit Facilities which was recorded in other assets in the consolidated statement of financial condition as of December 31, 2013 to be amortized over the life of the term loan and line of credit.
The 2013 AMH Credit Facilities are guaranteed and collateralized by AMH and its consolidated subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of fee-generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company. As of December 31, 2013, the Company was not aware of any instances of non-compliance with the financial covenants contained in the 2013 AMH Credit Facilities.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00.
On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which, in July 2008, Fund VI advanced $18.9 million of cash that was otherwise distributable to the Company as carried interest pursuant to the Fund VI limited partnership agreement. As of March 10, 2011, $8.0 million of the loan principal was settled and as of August 31, 2013, the remaining principal balance of $10.9 million was settled. Based on a rate of 3.45%, cumulative interest on the loan was $2.4 million.
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of December 31, 2013 and December 31, 2012, the Company had not recorded an obligation for any previously made distributions.

Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through December 31, 2013 and that would be reversed approximates $4.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of December 31, 2013
Private Equity Funds:
Fund VII	$2,197,158
Fund VI	1,495,767
Fund V	81,218
Fund IV	7,647
AAA/Other	228,909
Total Private Equity Funds	4,010,699
Credit Funds:
U.S. Performing Credit	445,465
Structured Credit	63,429
European Credit Funds	73,800
Non-Performing Loans	189,113
Opportunistic Credit	60,874
Total Credit Funds	832,681
Real Estate Funds:
CPI Funds	4,755
AGRE U.S. Real Estate Fund, L.P.	5,631
Other	4,831
Total Real Estate Funds	15,217
Total	$4,858,597
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
AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of December 31, 2013, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the contingent obligation was $121.4 million and $126.9 million as of December 31, 2013 and December 31, 2012, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf

Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $14.1 million as of December 31, 2013 and December 31, 2012, which was recorded in profit sharing payable in the consolidated statements of financial condition.
In connection with the acquisition of CPI on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings from the CPI business. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled 25% of the net realized after tax profit from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s consolidated statements of operations, for the year ended December 31, 2013. No remaining contingency existed at December 31, 2013.
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
The Company has determined that the contingent consideration obligations are categorized as a Level III liability in the fair value hierarchy as the pricing inputs used to determine fair value require significant management judgment and estimation. See note 6 of the consolidated financial statements for further disclosure regarding fair value of the contingent consideration obligation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our predominant exposure to market risk is related to our role as investment manager and general partner for our funds and the sensitivity to movements in the fair value of their investments and resulting impact on carried interest income and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. For a discussion of the impact of market risk factors on our financial instruments see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”
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
Each risk management process is subject to our overall risk tolerance and philosophy and our enterprise-wide risk management framework. This framework includes identifying, measuring and managing market, credit and operational risks at each segment, as well as at the fund and Company level.
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

At the direction of the Company’s manager, the Company has established a risk committee comprised of the Company’s President, Chief Financial Officer, Chief Legal and Compliance Officer and the Company’s global head of risk. The risk committee is tasked with assisting the Company’s manager in monitoring and managing enterprise-wide risk. The risk committee generally meets on a weekly basis and reports to the executive committee of the Company’s manager at such times as the committee deems appropriate and at least on an annual basis.
On at least a monthly basis, the Company’s risk department provides a summary analysis of fund level market and credit risk to the portfolio managers of the Company’s funds and the heads of the various business segments. On a periodic basis, the Company’s risk department presents a consolidated summary analysis of fund level market and credit risk to the Company’s risk committee. In addition, the Company’s global head of risk reviews specific investments from the perspective of risk mitigation and discusses such analysis with the Company’s risk committee and/or the executive committee of the Company’s manager at such times as the Company’s global head of risk determines such discussions are warranted. On an annual basis, the Company’s global head of risk provides the executive committee of the Company’s manager with a comprehensive overview of risk management along with an update on current and future risk initiatives.
Impact on Management Fees—Our management fees are based on one of the following:

•	capital commitments to an Apollo fund;

•	capital invested in an Apollo fund;

•	the gross, net or adjusted asset value of an Apollo fund, as defined; or

•	as otherwise defined in the respective agreements.
Management fees could be impacted by changes in market risk factors and management could consider an investment permanently impaired as a result of (i) such market risk factors causing changes in invested capital or in market values to below cost, in the case of our private equity funds and certain credit funds, or (ii) such market risk factors causing changes in gross or net asset value, for the credit funds. The proportion of our management fees that are based on NAV is dependent on the number and types of our funds in existence and the current stage of each fund’s life cycle.
Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity, credit and real estate transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs are reflected as a reduction to advisory and transaction fees from affiliates, net. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity, credit and real estate transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.
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
Non-U.S. Operations—We conduct business throughout the world and are continuing to expand into foreign markets. We currently have offices outside the U.S. in Toronto, London, Frankfurt, Luxembourg, Mumbai, Hong Kong and Singapore, and have been strategically growing our international presence. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. Our funds also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.
Sensitivity
Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of our funds’ underlying investments and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Critical Accounting Policies-Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Fair Value Measurements.” We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact carried interest, also employ a variety of valuation methods of which no single methodology is used more than any other. A 10% change in any single key assumption or estimate that is employed by any of the valuation methodologies that we use will generally not have a material impact on our financial results. Changes in fair value will have the following impacts before a reduction of profit sharing expense and Non-Controlling Interests in the Apollo Operating Group and on a pre-tax basis on our results of operations for the years ended December 31, 2013 and 2012:

•
Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2013 and 2012 would decrease by approximately $21.3 million and $11.9 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods. By contrast, a 10% increase in fair value would increase management fees for the years ended December 31, 2013 and 2012 by approximately $21.0 million and $9.8 million, respectively.

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

•
Other income, net earned from derivative contracts related to the amended services contract with Athene and Athene Life Re Ltd. and the Amended AAA Services Agreement would decrease by approximately $8.5 million and $0.0 million for the years ended December 31, 2013 and 2012, respectively, if the fair value of the accrued notional shares of Athene Holding Ltd. decreased by 10% during the same respective periods. By contrast, a 10% increase in fair value of the accrued notional shares of Athene Holding Ltd. would increase other income, net for the years ended December 31, 2013 and 2012 by approximately $8.5 million and $0.0 million, respectively.

•
Carried interest income from most of our credit funds, which are quantified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Segment Analysis,” are impacted directly by changes in the fair value of their investments. Carried interest income from most of our credit funds generally is earned based on achieving specified performance criteria. We anticipate that a 10% decline in the fair values of investments held by all of the credit funds at December 31, 2013 and 2012 would decrease carried interest income on a segment basis for the years ended December 31, 2013 and 2012 by approximately $203.7 million and $289.4 million, respectively. Additionally, the changes to carried interest income from most of our credit funds assume there is no loss in the fund for the relevant period. If the fund had a loss for the period, no carried interest income would be earned by us. By contrast, a 10% increase in fair value would increase carried interest income on a segment basis for the years ended December 31, 2013 and 2012 by approximately $240.1 million and $256.6 million, respectively.

•
Carried interest income from private equity funds generally is earned based on achieving specified performance criteria and is impacted by changes in the fair value of their fund investments. We anticipate that a 10% decline in the fair values of investments held by all of the private equity funds at December 31, 2013 and 2012 would decrease carried interest income on a segment basis for the years ended December 31, 2013 and 2012 by $524.8 million and $848.4 million, respectively. The effects on private equity fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. By contrast, a 10% increase in fair value would increase carried interest income on a segment basis for the years ended December 31, 2013 and 2012 by $484.5 million and $789.2 million, respectively.

•
Carried interest income from real estate funds generally is earned based on achieving specified performance criteria and is impacted by changes in the fair value of their fund investments. We anticipate that a 10% decline in the fair values of investments held by all of the real estate funds at December 31, 2013 and 2012 would decrease carried interest income on a segment basis for the years ended December 31, 2013 and 2012 by $6.0 million and $4.4 million, respectively. The effects on real estate fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. By contrast, a 10% increase in fair value would increase carried interest income on a segment basis for the years ended December 31, 2013 and 2012 by $16.1 million and $1.9 million, respectively.

•
For select Apollo funds, our share of investment income as a limited partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not included in our consolidated financial statements, our share of investment income is limited to our ARI and AMTG RSUs and direct investments in the funds, which ranges from 0.01% to 9.97%. A 10% decline in the fair value of investments at December 31, 2013 and 2012 would result in an approximate $39.8 million and $35.9 million decrease in investment income at the consolidated level, respectively. By contrast, a 10% increase in the fair value of investments at December 31, 2013 and 2012 would result in an approximate $39.8 million and $35.9 million increase in investment income at the consolidated level, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Global Management, LLC
New York, New York
We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Global Management, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
March 3, 2014

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2013 AND DECEMBER 31, 2012
(dollars in thousands, except share data)

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$1,078,120	$946,225
Cash and cash equivalents held at consolidated funds	1,417	1,226
Restricted cash	9,199	8,359
Investments	2,393,883	2,138,096
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,095,170	1,682,696
Investments, at fair value	14,126,362	12,689,535
Other assets	280,718	299,978
Carried interest receivable	2,287,075	1,878,256
Due from affiliates	317,247	173,312
Fixed assets, net	40,251	53,452
Deferred tax assets	660,199	542,208
Other assets	44,170	36,765
Goodwill	49,243	48,894
Intangible assets, net	94,927	137,856
Total Assets	$22,477,981	$20,636,858
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$38,159	$38,337
Accrued compensation and benefits	41,711	56,125
Deferred revenue	279,479	252,157
Due to affiliates	595,371	477,451
Profit sharing payable	992,240	857,724
Debt	750,000	737,818
Liabilities of consolidated variable interest entities:
Debt, at fair value	12,423,962	11,834,955
Other liabilities	605,063	634,053
Other liabilities	63,274	44,855
Total Liabilities	15,789,259	14,933,475
Commitments and Contingencies (see note 18)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 146,280,784 shares and 130,053,993 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Additional paid in capital	2,624,582	3,043,334
Accumulated deficit	(1,568,487)	(2,142,020)
Appropriated partners’ capital	1,581,079	1,765,360
Accumulated other comprehensive income	95	144
Total Apollo Global Management, LLC shareholders’ equity	2,637,269	2,666,818
Non-Controlling Interests in consolidated entities	2,669,730	1,893,212
Non-Controlling Interests in Apollo Operating Group	1,381,723	1,143,353
Total Shareholders’ Equity	6,688,722	5,703,383
Total Liabilities and Shareholders’ Equity	$22,477,981	$20,636,858
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (dollars in thousands, except share data)

	2013	2012	2011
Revenues:
Advisory and transaction fees from affiliates, net	$196,562	$149,544	$81,953
Management fees from affiliates	674,634	580,603	487,559
Carried interest income (loss) from affiliates	2,862,375	2,129,818	(397,880)
Total Revenues	3,733,571	2,859,965	171,632
Expenses:
Compensation and benefits:
Equity-based compensation	126,227	598,654	1,149,753
Salary, bonus and benefits	294,753	274,574	251,095
Profit sharing expense	1,173,255	872,133	(60,070)
Total Compensation and Benefits	1,594,235	1,745,361	1,340,778
Interest expense	29,260	37,116	40,850
Professional fees	83,407	64,682	59,277
General, administrative and other	98,202	87,961	75,558
Placement fees	42,424	22,271	3,911
Occupancy	39,946	37,218	35,816
Depreciation and amortization	54,241	53,236	26,260
Total Expenses	1,941,715	2,047,845	1,582,450
Other Income:
Net gains (losses) from investment activities	330,235	288,244	(129,827)
Net gains (losses) from investment activities of consolidated variable interest entities	199,742	(71,704)	24,201
Income from equity method investments	107,350	110,173	13,923
Interest income	12,266	9,693	4,731
Other income, net	40,114	1,964,679	205,520
Total Other Income	689,707	2,301,085	118,548
Income (loss) before income tax provision	2,481,563	3,113,205	(1,292,270)
Income tax provision	(107,569)	(65,410)	(11,929)
Net Income (Loss)	2,373,994	3,047,795	(1,304,199)
Net (income) loss attributable to Non-controlling Interests	(1,714,603)	(2,736,838)	835,373
Net Income (Loss) Attributable to Apollo Global Management, LLC	$659,391	$310,957	$(468,826)
Distributions Declared per Class A Share	$3.95	$1.35	$0.83
Net Income Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$4.06	$2.06	$(4.18)
Net Income (Loss) Available to Class A Share –Diluted	$4.03	$2.06	$(4.18)
Weighted Average Number of Class A Shares – Basic	139,173,386	127,693,489	116,364,110
Weighted Average Number of Class A Shares – Diluted	142,214,350	129,540,377	116,364,110
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (dollars in thousands, except share data)

	2013	2012	2011
Net Income (Loss)	$2,373,994	$3,047,795	$(1,304,199)
Other Comprehensive Income, net of tax:
Net unrealized gain on interest rate swaps (net of taxes of $0, $410, and $855 for Apollo Global Management, LLC and $0 for Non-Controlling Interests in Apollo Operating Group for the years ended December 31, 2013, 2012, and 2011, respectively)	—	2,653	6,728
Net loss on available-for-sale securities (from equity method investment)	(8)	(11)	(225)
Total Other Comprehensive (Loss) Income, net of tax	(8)	2,642	6,503
Comprehensive Income (Loss)	2,373,986	3,050,437	(1,297,696)
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(1,564,710)	(922,172)	1,032,502
Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$809,276	$2,128,265	$(265,194)
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2011	97,921,232	1	$2,078,890	$(1,937,818)	$11,359	$(1,529)	$150,902	$1,888,224	$1,042,293	$3,081,419
Issuance of Class A Shares	21,500,000	—	382,488	—	—	—	382,488	—	—	382,488
Dilution impact of issuance Class A shares	—	—	132,709	—	—	(356)	132,353	—	(127,096)	5,257
Capital increase related to equity based compensation	—	—	451,543	—	—	—	451,543	—	696,361	1,147,904
Distributions	—	—	(115,139)	—	—	—	(115,139)	(349,509)	(199,199)	(663,847)
Distributions related to deliveries of Class A shares for RSUs	4,631,906	—	11,680	(17,081)	—	—	(5,401)	—	—	(5,401)
Repurchase for net settlement of Class A shares	(130,096)	—	—	(2,472)	—	—	(2,472)	—	—	(2,472)
Non-cash distribution	—	—	—	—	—	—	—	(3,176)	—	(3,176)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(6,524)	—	—	—	(6,524)	6,524	—	—
Satisfaction of liability related to AAA RDUs	—	—	3,845	—	—	—	3,845	—	—	3,845
Net (loss) income	—	—	—	(468,826)	202,235	—	(266,591)	(97,296)	(940,312)	(1,304,199)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(225)	(225)	—	—	(225)
Net unrealized gain on interest rate swaps (net of taxes of $855 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively	—	—	—	—	—	1,622	1,622	—	5,106	6,728
Balance at December 31, 2011	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Dilution impact of issuance of Class A shares	—	—	1,589	—	—	—	1,589	—	—	1,589
Capital increase related to equity-based compensation	—	—	282,288	—	—	—	282,288	—	313,856	596,144
Capital contributions	—	—	—	—	—	—	—	551,154	—	551,154
Distributions	—	—	(203,997)	—	(264,910)	—	(468,907)	(495,506)	(335,023)	(1,299,436)
Distributions related to deliveries of Class A shares for RSUs	6,130,951	—	9,090	(25,992)	—	—	(16,902)	—	—	(16,902)
Purchase of AAA units	—	—	—	—	—	—	—	(102,072)	—	(102,072)
Non-cash distributions	—	—	—	(788)	—	—	(788)	(3,605)	—	(4,393)
Non-cash contribution to Non-Controlling Interests	—	—	—	—	—	—	—	2,547	—	2,547
Capital increase related to business acquisition (note 3)	—	—	14,001	—	—	—	14,001	—	—	14,001
Non-Controlling Interests in consolidated entities at acquisition date	—	—	—	—	—	—	—	306,351	—	306,351
Deconsolidation	—	—	—	—	—	—	—	(46,148)	—	(46,148)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(919)	—	—	—	(919)	919	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,790	—	—	—	1,790	—	—	1,790
Net income	—	—	—	310,957	1,816,676	—	2,127,633	234,805	685,357	3,047,795
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(11)	(11)	—	—	(11)
Net unrealized gain on interest rate swaps (net of taxes of $410 and $0 for Apollo Global Management, LLC and Non-Controlling Interests in Apollo Operating Group, respectively)	—	—	—	—	—	643	643	—	2,010	2,653
Balance at December 31, 2012	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	4,865	—	—	—	4,865	—	—	4,865
Capital increase related to equity-based compensation	—	—	104,935	—	—	—	104,935	—	19,163	124,098
Capital contributions	—	—	—	—	—	—	—	689,172	—	689,172
Distributions	—	—	(650,189)	—	(334,215)	—	(984,404)	(159,573)	(975,488)	(2,119,465)
Distributions related to deliveries of Class A shares for RSUs	5,181,389	—	37,263	(85,858)	—	—	(48,595)	—	—	(48,595)
Purchase of AAA units	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(2,226)	—	—	—	(2,226)	2,226	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,205	—	—	—	1,205	—	—	1,205
Exchange of AOG Units for Class A Shares	11,045,402	—	85,395	—	—	—	85,395	—	(62,996)	22,399
Net income	—	—	—	659,391	149,934	—	809,325	307,019	1,257,650	2,373,994
Net (loss) gain on available-for-sale securities (from equity method investment)	—	—	—	—	—	(49)	(49)	—	41	(8)
Balance at December 31, 2013	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(dollars in thousands, except share data)

	2013		2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$2,373,994		$3,047,795	$(1,304,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	126,227		598,654	1,149,753
Depreciation and amortization	11,047		10,226	11,132
Amortization of intangible assets	43,194		43,010	15,128
Amortization of debt issuance costs	765		511	511
Unrealized losses from investment in HFA and other investments	12,962		1,316	5,881
Non-cash interest income	(3,403)		(3,187)	(2,486)
Income (Loss) from equity awards received for directors’ fees	378		(2,536)	(19)
Income from equity method investment	(107,350)		(110,173)	(13,923)
Unrealized gain on market value on derivatives	(10,203)		—	—
Waived management fees	—		(6,161)	(23,549)
Non-cash compensation expense related to waived management fees	—		6,161	23,549
Change in fair value of contingent obligations	60,826		25,787	—
Excess tax benefits from share-based payment arrangements	(37,263)		—	—
Deferred taxes, net	62,701		55,309	10,580
Loss on fixed assets	963		923	570
Gain on business acquisitions	—		(1,951,897)	(196,193)
Changes in assets and liabilities:
Carried interest receivable	(408,819)		(973,578)	998,491
Due from affiliates	(130,525)		5,779	(30,241)
Other assets	6,250		(7,901)	(7,019)
Accounts payable and accrued expenses	34,034		559	3,079
Accrued compensation and benefits	(17,244)		8,007	(6,128)
Deferred revenue	27,322		15,000	(21,934)
Due to affiliates	(44,223)		(103,773)	43,767
Profit sharing payable	141,225		361,606	(325,229)
Other liabilities	(5,822)		(5,052)	5,778
Apollo Funds related:
Net realized (gains) losses from investment activities	(87,881)		(77,408)	11,313
Net unrealized (gains) losses from investment activities	(309,138)		(458,031)	113,114
Net realized gains on debt	(137,098)		—	(41,819)
Net unrealized losses on debt	232,510		497,704	19,880
Distributions from investment activities	66,796		99,675	30,248
Cash transferred from consolidated funds	—		—	6,052
Change in cash held at consolidated variable interest entities	587,526		(348,138)	(17,400)
Purchases of investments	(9,841,763)		(7,525,473)	(1,294,477)
Proceeds from sale of investments and liquidating distributions	8,422,195		7,182,392	1,530,194
Change in other assets	19,260		(71,921)	(7,109)
Change in other liabilities	(64,061)		(49,634)	56,526
Net Cash Provided by Operating Activities	$1,025,382		$265,551	$743,821

Cash Flows from Investing Activities:
Purchases of fixed assets	(7,577)		(11,259)	(21,285)
Acquisitions (net of cash assumed) (see note 3)	—		(99,190)	(29,632)
Proceeds from disposals of fixed assets	2,282		—	631
Purchase of investment in HFA (see note 4)	—		—	(52,142)
Investment in Apollo Senior Loan Fund (see note 4)	—		—	(26,000)
Cash contributions to equity method investments	(98,422)		(126,917)	(64,226)
Cash distributions from equity method investments	216,284		152,645	64,844
Change in restricted cash	(840)		(70)	(1,726)
Net Cash Provided by (Used in) Investing Activities	$111,727		$(84,791)	$(129,536)
Cash Flows from Financing Activities:
Issuance of Class A shares	$—		$—	$383,990
Repurchase of Class A shares related to net share settlement	—		—	(2,472)
Principal repayments of debt and repurchase of debt	(737,818)		(698)	(1,939)
Issuance costs	(7,750)		—	(1,502)
Issuance of debt	750,000		—	—
Satisfaction of tax receivable agreement	(30,403)		—	—
Satisfaction of contingent obligations	(67,535)		—	—
Distributions related to deliveries of Class A shares for RSUs	(85,858)		(25,992)	(17,081)
Distributions to Non-Controlling Interests in consolidated entities	(12,171)		(8,779)	(13,440)
Contributions from Non-Controlling Interests in consolidated entities	273		4,069	—
Distributions paid	(584,465)		(202,430)	(102,598)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(975,488)		(335,023)	(199,199)
Excess tax benefits from share-based payment arrangements	37,263		—	—
Apollo Funds related:
Issuance of debt	2,747,033		1,413,334	454,356
Principal repayment of debt	(2,218,060)		(515,897)	(415,869)
Purchase of AAA units	(62,326)		(102,072)	—
Distributions paid	(334,215)		(264,910)	—
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(147,402)		(486,727)	(308,785)
Contributions from Non-Controlling Interests in consolidated variable interest entities	688,899		547,085	—
Distributions to Non Controlling Interests in consolidated entities	—		—	(27,284)
Subscriptions received in advance	35,000		—	—
Net Cash (Used in) Provided by Financing Activities	$(1,005,023)		$21,960	$(251,823)
Net Increase in Cash and Cash Equivalents	132,086		202,720	362,462
Cash and Cash Equivalents, Beginning of Period	947,451		744,731	382,269
Cash and Cash Equivalents, End of Period	$1,079,537		$947,451	$744,731
Supplemental Disclosure of Cash Flow Information:
Interest paid	$43,760		$49,590	$49,296
Interest paid by consolidated variable interest entities	120,149		116,392	20,892
Income taxes paid	9,233		7,128	10,732
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions on equity method investments	$—		$4,866	$9,847
Non-cash distributions from equity method investments	(1,303)		(2,807)	(703)
Transfer of fixed assets held-for-sale	6,486		—	—
Non-cash sale of assets held-for-sale for repayment of CIT loan	—		—	(11,069)
Non-cash contributions from investing activities	—		—	3,176
Change in accrual for purchase of fixed assets	—		(659)	967
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	$—		$(788)	$—
Declared and unpaid distributions	(65,724)		(1,567)	(12,541)
Non-cash distributions to Non-Controlling Interests in consolidated entities	—		(3,605)	(3,176)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	19,163		313,856	696,361
Non-cash contributions from Non-Controlling Interests in consolidated entities	—		2,547	—
Unrealized gain on interest rate swaps to Non-Controlling Interests in Apollo Operating Group, net of taxes	—		2,010	5,106
Satisfaction of liability related to AAA RDUs	1,205		1,790	3,845
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	2,226		919	6,524
Net transfer of AAA ownership interest from Apollo Global Management, LLC	(2,226)		(919)	(6,524)
Unrealized gain on interest rate swaps	—		1,053	2,477
Unrealized loss on available for sale securities (from equity method investment)	(49)		(11)	(225)
Capital increases related to equity-based compensation	104,935		282,228	451,543
Dilution impact of issuance of Class A shares	4,865		1,589	132,353
Dilution impact of issuance of Class A shares on Non-Controlling Interests in Apollo Operating Group	—		—	(127,096)
Deferred tax asset related to interest rate swaps	—		(410)	(855)
Tax benefits related to deliveries of Class A shares for RSUs	—		(9,090)	(11,680)
Capital increase related to business acquisition	—		14,001	—
Satisfaction of liability related to repayment on CIT	—	—	—	11,069
Net Assets Transferred from Consolidated Funds
Cash	$—		$—	$6,052
Investments	—		—	24,213
Other assets	—		—	609
Other liabilities	—		—	(4,874)
Net Assets Transferred from Consolidated Variable Interest Entity:
Cash	$—		$1,161,016	$68,586
Investments	—		8,805,916	2,195,986
Other assets	—		169,937	14,039
Debt	—		(7,255,172)	(2,046,157)
Other liabilities	—		(560,262)	(31,959)
Non-Controlling interest in consolidated entities related to acquisition	—		260,203	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$149,327		$—	$—
Due to affiliates	(126,928)		—	—
Additional paid in capital	(22,399)		—	—
Non-Controlling Interest in Apollo Operating Group	62,996		—	—
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
Certain reclassifications, when applicable, have been made to the prior period's consolidated financial statements and notes to conform to the current period's presentation and are disclosed accordingly.
Organization of the Company
The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “2007 Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan (the "Managing Partners").
As of December 31, 2013, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 39.0% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
A.P. Professional Holdings, L.P., a Cayman Islands exempted limited partnership ("Holdings") is the entity through which the Managing Partners and certain of the Company's other partners (the "Contributing Partners") indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of December 31, 2013, Holdings owned the remaining 61.0% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
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
On May 15, 2013, the Company completed its public offering for resale of approximately 24.3 million Class A shares owned by the California Public Employees' Retirement System, or "CalPERS," and an affiliate of the Abu Dhabi Investment Authority (the "Strategic Investors") and certain of its Managing Partners, Contributing Partners and employees (collectively, the “Selling Shareholders”) at a price to the public of $25.00 per Class A share, which included approximately 3.2 million Class A shares sold by the Selling Shareholders upon the exercise in full of the underwriters' option to purchase additional shares (the “Secondary Offering”). In connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. No proceeds were received by the Company from the sale of Class A shares by the Selling Shareholders in the Secondary Offering. All underwriting costs were borne by the Selling Shareholders. The Company incurred approximately $3.0 million of fees for the year ended December 31, 2013, consisting of legal and professional fees and filing costs, as a result of the Secondary Offering.
As a result of the exchange of AOG Units into Class A shares from the Secondary Offering, the Company's economic interest in the Apollo Operating Group increased from 35.6% to 38.0% and Holdings' economic interest in the Apollo Operating Group decreased from 64.4% to 62.0%. The dilution of Holdings' economic interests in the Apollo Operating Group from the Secondary Offering is reflected in the consolidated statements of changes in shareholders' equity in the line titled Exchange of AOG Units for Class A shares, where $50.8 million was transferred to Apollo Global Management, LLC's shareholders' equity from Non-Controlling Interests in the Apollo Operating Group. Additionally, as a result of the exchange of AOG Units into Class A shares, the Company recognized a step-up in tax basis of certain assets and liabilities. Similar to in our 2007 Reorganization, the Company recognized an increase in the Company's deferred tax assets, tax receivable agreement liability and shareholders' equity as a result of the exchange of AOG Units into Class A shares. See note 13 and note 17 for a discussion of the increase in the Company's deferred tax assets, tax receivable agreement liability and additional paid in capital as a result of the exchange of AOG Units into Class A shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The types of entities with which Apollo is involved generally include subsidiaries (i.e. general partners and management companies related to the funds the Company manages), entities that have all the attributes of an investment company (e.g., funds) and securitization vehicles (e.g., collateralized loan obligations). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
Pursuant to its consolidation policy, the Company first considers the appropriate consolidation guidance to apply including consideration of whether the entity qualifies for certain scope exceptions and whether the entity should be evaluated under either the previous rules on consolidation of variable interest entities (“VIEs”) or the amended consolidation rules depending on whether or not the entity qualifies for the deferral as further described below. The Company then performs an assessment to determine whether that entity qualifies as a VIE. An entity in which Apollo holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

either involve or are conducted on behalf of an investor with disproportionately few voting rights. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest or through other means, including those VOEs in which the general partner is presumed to have control. Apollo does not consolidate those VOEs in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated investors to either dissolve the fund or remove the general partner (“kick-out rights”) or the granting of substantive participating rights.
As previously indicated, the consolidation assessment, including the determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo's funds may qualify as VIEs whereas others may qualify as VOEs. The granting of substantive kick-out rights is a key consideration in determining whether an entity is a VIE and whether or not that entity should be consolidated. For example, when the unaffiliated holders of equity investment at risk of a fund with sufficient equity to permit the fund to finance its activities without additional subordinated financial support are not granted substantive kick-out rights and the Company is not part of the group of holders of equity investment at risk, the fund is generally determined to be a VIE, as the holders of equity investment at risk as a group lack the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the legal entity. Alternatively, when the unaffiliated holders of equity investment at risk are granted substantive kick-out rights, the fund is generally determined to be a VOE. However, in certain cases where the Company holds a substantive equity investment at risk in the fund, the fund may be determined to be a VOE even though substantive kick-out rights were not granted to the unaffiliated holders of equity investment at risk. In these cases, the Company is part of the group of holders of equity investment at risk and therefore the holders of equity investment at risk as a group do not lack the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the legal entity.
 If the entity is determined to be a VIE under the conditions above, the Company then assesses whether the entity should be consolidated by applying either the previous consolidation rules or the amended consolidation rules depending on whether the entity qualifies for the deferral of the amended consolidation rules as further described below.
VIEs that qualify for the deferral of the amended consolidation rules because certain conditions are met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities, will continue to apply the previous consolidation rules. VIEs that are securitization or asset-backed financing entities will apply the amended consolidation rules. Under both sets of rules, VIEs for which Apollo is determined to be the primary beneficiary are consolidated.
With respect to VIEs such as Apollo's funds that qualify for the deferral of the amended consolidation rules and therefore apply the previous consolidation rules, Apollo is determined to be the primary beneficiary if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where two or more Apollo related parties hold a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the Company is determined to be the primary beneficiary to the extent it is the party within the related party group that is most closely associated with the VIE.
For VIEs such as the Apollo's CLOs that apply the amended consolidation rules, the Company is determined to be the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. CLOs are generally determined to be VIEs if they are formed solely to issue collateralized notes in the legal form of debt and therefore do not have sufficient total equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. With respect to such CLOs, Apollo generally possesses a controlling financial interest in, and therefore consolidates, such CLOs in accordance with the amended consolidation rules when Apollo's role as collateral manager provides the Company with the power to direct the activities that most significantly impact the CLO’s economic performance and the Company has the right to receive certain benefits from the CLO (e.g., incentive fees) that could potentially be significant to the CLO.
Under the previous and the amended consolidation rules, Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity, (v) and evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected profits or losses of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that are potentially significant to the VIE.
Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net (income) loss attributable to Non-Controlling Interests in the consolidated statements of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the consolidated statements of financial condition as of December 31, 2013 and 2012.
For additional disclosures regarding VIEs, see note 5. Intercompany transactions and balances, if any, have been eliminated in the consolidation.
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
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. As of December 31, 2013, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 61.0% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximately 97.4% ownership interest held by limited partners in AP Alternative Assets, L.P. ("AAA") as of December 31, 2013. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s consolidated statements of financial condition. The primary components of Non-Controlling Interests are separately presented in the Company’s consolidated statements of changes in shareholders’ equity to clearly distinguish the interest in the Apollo Operating Group and other ownership interests in the consolidated entities. Net income (loss) includes the net income (loss) attributable to the holders of Non-Controlling Interests on the Company’s consolidated statements of operations. Profits and losses are allocated to Non-Controlling Interests in proportion to their relative ownership interests regardless of their basis.
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
Revenues—Revenues are reported in three separate categories that include (i) advisory and transaction fees from affiliates, net, which relate to the investments of the funds and may include individual monitoring agreements the Company has with the portfolio companies and debt investment vehicles of the private equity funds and credit funds; (ii) management fees from affiliates, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income (loss) from affiliates, which is normally based on the performance of the funds subject to preferred return.
Advisory and Transaction Fees from Affiliates, Net—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset described below. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s statement of operations, and any receivable from the respective funds is presented in Due from Affiliates on the statement of financial condition.
Advisory and transaction fees from affiliates, net, also includes underwriting fees. Underwriting fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at the time the underwriting is completed and the income is reasonably assured and are included in the consolidated statements of operations. Underwriting fees recognized but not received are included in other assets on the consolidated statements of financial condition.
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are included in “Due from Affiliates,” which is discussed further in note 17. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from affiliates are presented net of the Management Fee Offset in the consolidated statements of operations.
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
Management Fee Waiver and Notional Investment Program—Under the terms of certain investment fund partnership agreements, Apollo elected to forgo a portion of the management fee revenue that was due from the funds and instead received a right to a proportionate interest in future distributions of profits of those funds. Waived fees recognized during the period were

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

included in management fees from affiliates in the consolidated statements of operations. This election allowed certain employees of Apollo to waive a portion of their respective share of future income from Apollo and receive, in lieu of a cash distribution, title and ownership of the profits interests in the respective fund. Apollo immediately assigned the profits interests received to its employees. Such assignments of profits interests were treated as compensation and benefits when assigned. The investment period for Fund VII and ANRP for the management fee waiver plan was terminated as of December 31, 2012.
Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset. When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the management company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is classified as deferred revenue in the consolidated statements of financial condition. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund's liquidation. As the management fees earned by the management company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to Advisory and Transaction Fees from Affiliates in the consolidated statements of operations.
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
Interest and Other Income—Apollo recognizes security transactions on the trade date. Interest income is recognized as earned on an accrual basis. Discounts and premiums on securities purchased are accreted or amortized over the life of the respective securities using the effective interest method. Realized gains and losses are recorded based on the specific identification method. Interest income also includes payment-in-kind interest (or "PIK" interest) on a convertible note and from one of our credit funds.
Due from/to Affiliates—Apollo considers its existing partners, employees, certain former employees, portfolio companies of the funds and nonconsolidated private equity, credit and real estate funds to be affiliates or related parties.
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
Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors the Company considers include the number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
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
In cases where an investment or financial instrument that is measured and reported at fair value is transferred between levels of the fair value hierarchy, the Company accounts for the transfer as of the end of the reporting period.
Private Equity Investments
The value of liquid investments, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the close price on the date of determination.
Valuation approaches used to estimate the fair value of investments that are less liquid include the market approach and the income approach. The market approach provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The market approach is driven more by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to such factors as the Company’s historical and projected financial data, valuations given to comparable companies, the size and scope of the Company’s operations, the Company’s strengths, weaknesses, expectations relating to the market’s receptivity to an offering of the Company’s securities, applicable restrictions on transfer, industry and market information and assumptions, general economic and market conditions and other factors deemed relevant. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are assumptions of expected results and a calculated discount rate.
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
Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when no market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid credit investments also may use the income approach or market approach. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management, to review and approve the valuation results related to its funds' credit investments. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses.
Real Estate Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. The Company evaluates its loans for possible impairment on a quarterly basis. For Apollo’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to its funds' real estate investments. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses.

Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Except for the Company’s debt obligation related to the 2013 AMH Credit Facilities (as defined in note 14), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 14, the Company’s long term debt obligation related to the 2013 AMH Credit Facilities are believed to have an estimated fair value of approximately $750.0 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of December 31, 2013. However, the carrying value that is recorded on the consolidated statements of financial condition is the amount for which the Company expects to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair-value hierarchy.
Fair Value Option—Apollo has elected the fair value option for the convertible notes issued by HFA Holdings Limited (“HFA”) and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible notes in the consolidated statements of operations. See notes 4, 5, and 6 for further disclosure on the investment in HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.
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
Financial Instruments held by Consolidated VIEs
The consolidated VIEs hold investments that could be traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors. When market quotations are not available, a model based approach is used to determine fair value.
The consolidated VIEs also have debt obligations that are recorded at fair value. The primary valuation methodology used to determine fair value for debt obligation is market quotation. Prices are based on the average of the “bid” and “ask” prices. In the event that market quotations are not available, a model based approach is used. The model based approach used to estimate the fair values of debt obligations for which market quotations are not available is the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations are discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Management uses its discretion and judgment in considering and appraising relevant factors for determining the valuations of its debt obligations.
Pending Deal Costs
Pending deal costs consist of certain costs incurred (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) related to private equity, credit and real estate fund transactions that the Company is pursuing but which have not yet been consummated. These costs are deferred until such transactions are broken or successfully completed. A transaction is determined to be broken upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreements, in the event the deal is broken, all of the costs are generally reimbursed by the funds and considered in the calculation of the Management Fee Offset. These offsets are included in Advisory and Transaction Fees from Affiliates in the Company’s consolidated statements of operations. If a deal is successfully completed, Apollo is reimbursed by the fund or a fund’s portfolio company for all costs incurred.
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
Business Combinations
The Company accounts for acquisitions using the purchase method of accounting in accordance with U.S. GAAP. Under the purchase method of accounting, the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Goodwill and Intangible Assets
Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2013, the Company performed its annual impairment testing. As the fair value of the Company’s reporting units was well in excess of the carrying value as of June 30, 2013, there was no impairment of goodwill or indefinite life intangible assets at such time.
Profit Sharing Payable
Profit sharing payable primarily represents the amounts payable to employees and former employees who are entitled to a proportionate share of carried interest income in one or more funds. This portion of the liability is calculated based upon the changes to realized and unrealized carried interest and is therefore not payable until the carried interest itself is realized.
Profit sharing payable also includes contingent obligations that were recognized in connection with certain Apollo acquisitions.
Debt Issuance Costs
Debt issuance costs consist of costs incurred in obtaining financing and are amortized over the term of the financing using the effective interest method. These costs are included in Other Assets on the consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Foreign Currency
The Company may, from time to time, hold foreign currency denominated assets and liabilities. Such assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. The functional currency of the Company’s international subsidiaries is the U.S. Dollar, as their operations are considered an extension of U.S. parent operations. Non-monetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability. The results of the Company’s foreign operations are normally remeasured using an average exchange rate for the respective reporting period. All currency remeasurement adjustments are included within other income (loss), net in the consolidated statements of operations. Gains and losses on the settlement of foreign currency transactions are also included within other income (loss), net in the consolidated statements of operations.

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
The Company sponsors a 401(k) Savings Plan whereby U.S. based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2013, 2012, and 2011.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Other Income (Loss)
Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening reporting date and the closing reporting date. The consolidated financial statements include the net realized and unrealized gains (losses) of investments, at fair value. For the Company's investments held by AAA (see note 4), a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the consolidated statements of operations.
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
Other Income (Loss), Net—Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 17), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
Income Taxes—The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to New York City unincorporated business taxes (“NYC UBT”) and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.
As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, the Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not the Company has uncertain tax positions that require financial statement recognition.
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
The remaining earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from a hypothetical conversion of these potential common shares.
Use of Estimates—The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, contingent consideration obligations related to acquisitions, non-cash compensation, fair value of investments and debt in the consolidated and unconsolidated funds and VIEs and fair value of the derivative contracts related to Athene's capital and surplus. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In July 2012, the FASB issued amended guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to be less than the carrying amount, then the entity must perform the quantitative impairment test; otherwise, further testing would not be required. The amendments are effective for all entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In conjunction with the annual goodwill impairment test as of June 30, 2013, utilizing the two-step method described above, the Company concluded these amendments did not have an impact on the Company's consolidated financial statements.
In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance does not change the requirement for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for periods beginning after December 15, 2012. As the amendments are limited to presentation and disclosure only, the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

In April 2013, the FASB issued guidance that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The financial statements prepared using the liquidation basis of accounting should present relevant information about the expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. Liabilities should be recognized and measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The guidance requires an entity to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with the sale or settlement of those assets and liabilities. Additionally, the amended guidance requires disclosures about an entity's plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
Consideration exchanged at closing included a payment of approximately $105.5 million, which the Company funded from its existing cash resources, and equity granted to the former owners of Stone Tower with grant date fair value of $14.0 million valued using the closing price of the Company's Class A shares on April 2, 2012 of $14.40. Additionally, the Company will also make payments to the former owners of Stone Tower under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Stone Tower based on a specified percentage of carried interest income. The contingent consideration obligation had an acquisition date fair value of approximately $117.7 million, which was determined based on the present value of the estimated future carried interest payments of approximately $139.4 million using a discount rate of 9.5%, and is reflected in profit sharing payable in the consolidated statements of financial condition. See note 18 for additional disclosure regarding the contingent consideration obligation.
As a result of the acquisition, the Company incurred $4.6 million in acquisition costs, of which $2.8 million and $1.8 million was incurred during the years ended December 31, 2012 and 2011, respectively.
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
The acquisition related intangible assets valuation and related amortization are as follows:

		As of December 31,
	Weighted Average Useful Life in Years	2013	2012
Management Fees contracts	2.2	$9,658	$9,658
Senior Fees Contracts	2.4	568	568
Subordinate Fees Contracts	2.5	2,023	2,023
Carried Interest Contracts	3.7	85,071	85,071
Non-Compete Covenants	2.0	200	200
Total Intangible Assets		97,520	97,520
Less: Accumulated amortization		(48,586)	(20,456)
Net Intangible Assets		$48,934	$77,064

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The results of operations of the acquired business since the acquisition date included in the Company’s consolidated statements of operations for the period from April 2, 2012 to December 31, 2012 were as follows:

For the Period from April 2, 2012 to December 31, 2012
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

	For the Year Ended December 31,
	2012	2011
	(in millions, except for per share data)
Total Revenues	$2,873,903	$217,347
Net Income Attributable to Non-Controlling Interest	$(739,862)	$(1,194,226)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$321,420	$(456,112)
Net Income (Loss) per Class A Share:
Net Income (Loss) per Class A Share - Basic and Diluted	$2.14	$(4.07)
Weighted Average Number of Class A Shares - Basic	127,693,489	116,364,110
Weighted Average Number of Class A Shares - Diluted	129,540,377	116,364,110
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
The transaction broadened Apollo’s senior credit business by expanding Apollo’s credit coverage as well as investor relationships and increasing the assets under management of Apollo's credit business.
Consideration exchanged at closing consisted of payment of approximately $29.6 million, of which $6.7 million was used to repay subordinated notes and debt due to the existing shareholder on behalf of Gulf Stream. The Company funded the consideration exchanged at closing from its existing cash resources. Under the terms of the acquisition, additional consideration of $4.0 million having an acquisition date fair value of $3.9 million will be paid to the former owners of Gulf Stream on the fourteen-month anniversary of the closing date. This liability was settled on March 8, 2013. The Company will also make payments to the former owners of Gulf Stream under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent consideration liability had an acquisition date fair value of approximately $5.4 million, which was determined based on the present value of the estimated range of future carried interest payments between $0.0 and approximately $8.7 million using a discount rate of 13.7%. See note 18 for additional disclosure regarding the contingent consideration obligation.
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
The Company’s rights under all management contracts acquired will be amortized over six years. The management contract valuation and related amortization are as follows:

		As of December 31,
	Weighted Average Useful Life in Years	2013	2012
Management contracts	3.7	$33,900	$33,900	(1)
Less: Accumulated amortization		(16,562)	(9,351)
Net intangible assets		$17,338	$24,549

(1)	During 2012 the Company recorded a purchase price adjustment of $1.5 million to management contracts acquired as part of the Gulf Stream acquisition.

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
Unaudited Supplemental Pro Forma Information
Unaudited supplemental pro forma results of operations of the combined entity for the year ended December 31, 2011 and 2010, assuming the Gulf Stream acquisition had occurred as of January 1, 2010 are presented below. This pro forma information

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition been completed on January 1, 2010, nor does it purport to be indicative of any future results.

	For the Year Ended December 31,
	2011	2010
	(in millions, except for share data)
Total Revenues	$174.9	$2,115.7
Net (Income) Loss Attributable to Non-Controlling Interest	$(1,097.1)	$652.1
Net (Loss) Income Attributable to Apollo Global Management, LLC	$(468.7)	$95.9
Net (Loss) Income per Class A Share:
Net (Loss) Income per Class A Share - Basic and Diluted	$(4.18)	$0.84
Weighted Average Number of Class A Shares - Basic and Diluted	116,364,110	96,964,769
The 2011 and 2010 supplemental pro forma earnings include an adjustment to exclude $4.9 million and $9.7 million, respectively of compensation expense not expected to recur due to termination of certain contractual arrangements as part of the closing of the acquisition.
Other Acquisitions
On October 2, 2013, the Company acquired specified assets and liabilities of Aviva Investors North America, Inc., a wholly-owned subsidiary of Aviva plc. The acquisition provides the Company additional asset management allocation and related service capabilities for similar assets that it directly manages across its investment platform. The transaction was accounted for as a business combination. Identifiable assets having a combined fair value of $0.4 million were acquired in exchange for fair value of liabilities assumed of $0.8 million, which resulted in goodwill of $0.4 million as of the acquisition date. There was no consideration transferred relating to this acquisition.
Intangible Assets
Intangible assets, net consists of the following:

	As of December 31,
	2013	2012
Finite-lived intangible assets/management contracts	$240,285	$240,020
Accumulated amortization	(145,358)	(102,164)
Intangible assets, net	$94,927	$137,856
The changes in intangible assets, net consist of the following:

	For the Year Ended December 31,
	2013	2012		2011
Balance, beginning of year	$137,856	$81,846		$64,574
Amortization expense	(43,194)	(43,009)		(15,128)
Acquisitions	265	99,019	(1)	32,400
Balance, end of year	$94,927	$137,856		$81,846

(1)	Includes impact of purchase price adjustments related to Gulf Stream acquisition
Amortization expense related to intangible assets was $43.2 million, $43.0 million, and $15.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Amortization of intangible assets	$34,642	$33,704	$7,917	$4,952	$3,677	$10,035	$94,927

4. INVESTMENTS
The following table represents Apollo’s investments:

	As of December 31,
	2013	2012
Investments, at fair value	$2,012,027	$1,744,412
Other investments	381,856	393,684
Total Investments	$2,393,883	$2,138,096

Investments, at Fair Value
Investments, at fair value, consist of financial instruments held by AAA, investments held by the Apollo Senior Loan Fund, the Company’s investment in HFA and other investments held by the Company at fair value. As of December 31, 2013 and December 31, 2012, the net assets of the consolidated funds (excluding VIEs) were $1,971.1 million and $1,691.3 million, respectively. The following investments, except the investment in HFA and Other Investments, are presented as a percentage of net assets of the consolidated funds:

	As of December 31, 2013					As of December 31, 2012
	Fair Value				% of Net Assets of Consolidated Funds	Fair Value				% of Net Assets of Consolidated Funds
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total	Cost		Private Equity	Credit	Total	Cost
Investments held by:
AAA	$1,942,051	$—	$1,942,051	$1,494,358	98.5%	$1,666,448	$—	$1,666,448	$1,561,154	98.5%
Apollo Senior Loan Fund	—	29,603	29,603	29,226	1.5	—	27,653	27,653	27,296	1.5
HFA	—	39,534	39,534	61,218	N/A	—	48,723	48,723	57,815	N/A
Other Investments	839	—	839	4,159	N/A	1,588	—	1,588	3,563	N/A
Total	$1,942,890	$69,137	$2,012,027	$1,588,961	100.0%	$1,668,036	$76,376	$1,744,412	$1,649,828	100.0%
Securities
At December 31, 2013 and 2012, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following tables represent each investment of AAA Investments constituting more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	As of December 31, 2013				As of December 31, 2012
	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds
Athene Holding Ltd.	Equity	$1,950,010	$1,331,942	98.9%	Equity	$1,578,954	$1,276,366	93.4%
AAA Investments owns through its subsidiaries the majority of the economic equity of Athene Holding Ltd. (together with its subsidiaries, “Athene”). Athene Holding Ltd. is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding Ltd. provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities. See note 17 for further information regarding Athene and its recently completed acquisition of the U.S. annuity operations of Aviva plc ("Aviva USA").
On October 31, 2012, AAA Investments consummated a transaction whereby substantially all of its assets were contributed to Athene in exchange for common shares of Athene Holding Ltd., cash and a short term promissory note (the “AAA Transaction”). Following receipt of required regulatory consents, AAA Investments transferred its remaining investments to Athene Holding Ltd. on July 29, 2013. After the AAA Transaction, Athene Holding Ltd. was AAA’s only material investment and as of December 31, 2013 and 2012, AAA, through its investment in AAA Investments was the largest shareholder of Athene Holding Ltd. with an economic ownership stake of approximately 72.5% and 77.2%, respectively (without giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable), and as of December 31, 2013 and 2012, effectively held 45% of the voting power of Athene.
Athene’s fair value is determined using the embedded value method which is based on the present value of the future expected regulatory distributable income generated by the net assets plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The net assets of Athene consist of the current and projected assets less the current and projected liabilities related to in force insurance contracts. The assets considered capital in excess are fair valued in accordance with the fair value policies disclosed in note 2. The approach of using actuarially projected asset and liability income to value an insurance company is widely used by market participants in the insurance industry, particularly in private company acquisitions. The embedded value of the in force insurance contracts incorporates actuarial projections of expected income utilizing most recently available policyholder contract and experience data, industry information and assumptions, general economic and market conditions, and other factors deemed relevant, including the cost of capital. In addition, consideration is also given to comparable company multiples in the determination of fair value.
The Company, through its consolidation of AAA, has an approximate 68% fully diluted ownership interest in Athene (after giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable) through AAA’s investment in AAA Investments as of December 31, 2013. AAA Investments’ ownership interest in Athene is held indirectly through its subsidiaries and is comprised of common shares and a promissory note which can be settled in cash or common shares of Athene at AAA Investments’ option. The fair value of AAA Investments’ investment in Athene is determined by calculating the total fair value of Athene multiplied by AAA Investments’ ownership percentage in Athene. The Company has an approximate 1.9% economic ownership interest in Athene’s equity, as of December 31, 2013. The approximate 1.9% economic ownership interest is calculated as the Company’s approximate 2.6% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 68% fully diluted ownership interest in Athene. The remaining ownership interest in AAA is recognized in the Company’s statement of operations and financial condition as non-controlling interest.

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
The Company has classified the instruments associated with the Apollo Senior Loan Fund investment as Level II and Level III investments. All Level II and Level III investments of the Apollo Senior Loan Fund were valued using broker quotes. See note 6 for further discussion regarding fair value leveling.
HFA
On March 7, 2011, the Company invested $52.1 million (including expenses related to the purchase) in a convertible note with an aggregate principal amount of $50.0 million and received 20,833,333 stock options issued by HFA, an Australian based specialist global funds management company.
The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or canceled, the note will be converted on the eighth anniversary of its issuance, on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis,” which is based on a hypothetical exit through conversion to common equity (for which a quoted price exists) as of the valuation date. The Company separately presents interest income in the consolidated statements of operations from other changes in the fair value of the convertible note. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $4.0 million, $3.1 million and $2.5 million, respectively, in PIK interest income included in interest income in the consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $0.89 and A$1.00 to $1.04 as of December 31, 2013 and 2012, respectively) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each reporting date. For the years ended December 31, 2013, 2012 and 2011, the Company recorded an unrealized loss of approximately $12.6 million, $1.1 million and $5.9 million, respectively, related to the convertible note and stock options within net gains from investment activities in the consolidated statements of operations.
The Company has classified the instruments associated with the HFA investment as Level III investments. See note 6 for further discussion regarding fair value leveling.
Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities in the consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains (losses) resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains (losses). Additionally, net gains (losses) from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains (losses) from investment activities for the years ended December 31, 2013, 2012, and 2011:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Year Ended December 31, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$409	$409
Change in net unrealized gains (losses) due to changes in fair values	342,398	(12,572)	329,826
Net Gains (Losses) from Investment Activities	$342,398	$(12,163)	$330,235

	For the Year Ended December 31, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$443	$443
Change in net unrealized gains (losses) due to changes in fair values	288,140	(339)	287,801
Net Gains from Investment Activities	$288,140	$104	$288,244

	For the Year Ended December 31, 2011
	Private Equity	Credit	Total
Change in net unrealized losses due to changes in fair values	$(123,946)	$(5,881)	$(129,827)
Net Losses from Investment Activities	$(123,946)	$(5,881)	$(129,827)

Other Investments
Other Investments primarily consist of equity method investments. Apollo’s share of operating income (loss) generated by these investments is recorded within income from equity method investments in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table presents income from equity method investments for the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31,
	2013		2012		2011
Investments:
Private Equity Funds:
AAA Investments	$206		$195		$(55)
Apollo Investment Fund IV, L.P. ("Fund IV")	—		(2)		8
Apollo Investment Fund V, L.P. (“Fund V”)	4		20		(9)
Apollo Investment Fund VI, L.P. (“Fund VI”)	3,708		3,947		2,090
Apollo Investment Fund VII, L.P. (“Fund VII”)	69,217		60,576		10,156
Apollo Investment Fund VIII, L.P. (“Fund VIII”)	(246)		—		—
Apollo Natural Resources Partners, L.P. (“ANRP”)	779		(71)		(141)
AION Capital Partners Limited (“AION”)	(1,103)		71		—
Apollo Asia Private Credit Fund, L.P. (“APC”)	6		—		—
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	950		843		(793)
Apollo Value Investment Fund, L.P. (“VIF”)	10		19		(25)
Apollo Strategic Value Fund, L.P. (“SVF”)	(1)		15		(21)
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	986		4,219		(295)
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	(2)		1,466		368
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	6,470		19,731		2,410
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	1,016		4,989		(737)
Apollo Credit Opportunity Fund III, L.P. ("COF III")	227		—		—
Apollo European Principal Finance Fund, L.P. (“EPF I”)	6,201		3,933		1,729
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	2,256		568		—
Apollo Investment Europe II, L.P. (“AIE II”)	1,924		1,948		(308)
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	2,406		2,228		(100)
Apollo Senior Floating Rate Fund Inc. (“AFT”)	(4)		14		(16)
Apollo/ JH Loan Portfolio	—		5		—
Apollo Residential Mortgage, Inc. (“AMTG”)	193	(1)	1,053	(2)	(80)	(3)
Apollo European Credit, L.P. (“AEC”)	354		203		(10)
Apollo European Strategic Investments, L.P. (“AESI”)	580		576		21
Apollo Centre Street Partnership, L.P. (“ACSP”)	964		433		—
Apollo Investment Corporation (“AINV”)	4,190	(1)	1,761	(2)	—
Apollo SK Strategic Investments, L.P. ("SK")	162		18		—
Apollo SPN Investments I, L.P.	219		(10)		—
Apollo Tactical Income Fund Inc. (“AIF”)	(6)		—		—
Apollo Franklin Partnership, L.P. ("Franklin Fund")	278		—		—
Apollo Zeus Strategic Investments, L.P. ("Zeus")	(20)		—		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	693	(1)	1,100	(2)	636	(3)
AGRE U.S. Real Estate Fund, L.P.	1,981		(172)		(79)
CPI Capital Partners North America LP	111		17		98
CPI Capital Partners Asia Pacific, L.P.	37		72		71
Apollo GSS Holding (Cayman), L.P.	539		(39)		—
BEA/AGRE China Real Estate Fund, L.P.	(9)		—		—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	13		(306)		(1,860)
VC Holdings, L.P. Series C (“Vantium C”)	1,804		165		580
VC Holdings, L.P. Series D (“Vantium D”)	257		588		285
Total Income from Equity Method Investments	$107,350		$110,173		$13,923

(1)	Amounts are for the twelve months ended September 30, 2013, respectively.

(2)	Amounts are for the twelve months ended September 30, 2012, respectively.

(3)	Amounts are for the twelve months ended September 30, 2011, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Other investments as of December 31, 2013 and December 31, 2012 consisted of the following:

	Equity Held as of
	December 31, 2013		% of Ownership		December 31, 2012		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$1,168		0.057%		$998		0.057%
Fund IV	9		0.019		9		0.015
Fund V	94		0.020		173		0.014
Fund VI	9,964		0.103		9,814		0.094
Fund VII	137,960		1.258		164,773		1.316
Fund VIII	4,310		3.996		—		—
ANRP	3,735		0.831		2,355		0.903
AION	6,425		9.970		625		10.000
APC	49		0.046		17		0.058
Credit Funds:
SOMA	6,833		0.853		5,887		0.643
VIF	151		0.124		141		0.093
SVF	17		0.079		137		0.076
ACLF	4,559		3.341		9,281		2.579
Artus	—		—		667		6.156
COF I	10,077		1.850		39,416		1.924
COF II	5,015		1.428		19,654		1.429
COF III	6,720		2.450		—		—
EPF I	19,332		1.363		18,329		1.363
EPF II	23,212		1.994		5,337		1.316
AIE II	4,500		2.772		7,207		2.205
Palmetto	16,054		1.186		13,614		1.186
AFT	95		0.034		98		0.034
AMTG(3)	4,015	(1)	0.632	(1)	4,380	(2)	0.811	(2)
AEC	2,482		1.230		1,604		1.079
AESI	3,732		0.956		3,076		0.991
ACSP	7,690		2.465		5,327		2.457
AINV(4)	55,951	(1)	2.933	(1)	51,761	(2)	2.955	(2)
SK	1,714		0.997		1,002		0.988
Apollo SPN Investments I, L.P.	4,457		0.828		90		0.083
CION Investment Corporation	1,000		0.716		1,000		22.207
AIF	94		0.036		—		—
Franklin Fund	10,178		9.107		—		—
Zeus	1,678		3.383		—		—
Real Estate:
ARI(3)	11,550	(1)	1.500	(1)	11,469	(2)	2.729	(2)
AGRE U.S. Real Estate Fund, L.P.	9,473		1.845		5,210		1.845
CPI Capital Partners North America	272		0.416		455		0.413
CPI Capital Partners Europe	5		0.001		5		0.001
CPI Capital Partners Asia Pacific	106		0.042		186		0.039
Apollo GSS Holding (Cayman), L.P.	3,670		3.460		2,428		4.621
BEA/AGRE China Real Estate Fund, L.P.	72		1.031		—
Other Equity Method Investments:
Vantium A/B	15		6.450		54		6.450
Vantium C	1,233		2.071		5,172		2.071
Vantium D	2,190		6.345		1,933		6.345
Total Other Investments	$381,856				$393,684

(1)	Amounts are as of September 30, 2013.

(2)	Amounts are as of September 30, 2012.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

(4)	The value of the Company’s investment in AINV was $57,249 and $51,351 based on the quoted market price as of December 31, 2013 and December 31, 2012, respectively.
The tables below represent summarized aggregated financial information of the funds and other equity method investments in which Apollo has an equity method investment as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011:

	Private Equity		Credit		Real Estate		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
Balance Sheet Information	2013(1)	2012(1)(2)	2013(1)	2012(1)(2)	2013(1)	2012(1)	2013	2012
Investments	$23,539,644	$25,925,222	$16,043,142	$17,060,353	$2,260,989	$1,912,369	$41,843,775	$44,897,944
Assets	24,265,145	26,635,102	17,636,723	19,368,801	2,465,780	2,038,877	44,367,648	48,042,780
Liabilities	111,285	102,031	6,071,182	7,823,046	300,517	290,392	6,482,984	8,215,469
Equity	24,153,860	26,533,071	11,565,541	11,545,755	2,165,263	1,748,485	37,884,664	39,827,311

	Private Equity			Credit			Real Estate			Aggregate Totals
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
Income Statement Information	2013(1)	2012(1)(2)	2011(1)	2013(1)	2012(1)(2)	2011(1)	2013(1)	2012(1)	2011(1)	2013	2012	2011
Revenues/Investment Income	$675,844	$1,686,855	$1,522,831	$1,297,324	$1,326,142	$852,282	$73,429	$54,720	$46,654	$2,046,597	$3,067,717	$2,421,767
Expenses	239,750	280,262	377,985	583,410	694,114	290,843	39,153	32,077	30,350	862,313	1,006,453	699,178
Net Investment Income	436,094	1,406,593	1,144,846	713,914	632,028	561,439	34,276	22,643	16,304	1,184,284	2,061,264	1,722,589
Net Realized and Unrealized Gain (Loss)	10,411,556	6,856,414	2,239,373	953,227	2,053,100	(537,017)	214,764	275,659	172,018	11,579,547	9,185,173	1,874,374
Net Income	$10,847,650	$8,263,007	$3,384,219	$1,667,141	$2,685,128	$24,422	$249,040	$298,302	$188,322	$12,763,831	$11,246,437	$3,596,963

(1)	Certain private equity, credit and real estate fund amounts are as of and for the years ended September 30, 2013, 2012 and 2011.
(2) Reclassified to conform to current period presentation.

5. VARIABLE INTEREST ENTITIES
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The purpose of such VIEs is to provide strategy-specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the entities that the Company manages may vary by entity; however, the fundamental risks of such entities have similar characteristics, including loss of invested capital and the return of carried interest income previously distributed to the Company by certain private equity, credit, and real estate entities. The nature of the Company’s involvement with VIEs includes direct and indirect investments and fee arrangements. The Company does not provide performance guarantees and has no other financial obligations to provide funding to VIEs other than its own capital commitments. There is no recourse to the Company for the consolidated VIEs’ liabilities.
The assets and liabilities of the consolidated VIEs are comprised primarily of investments and debt, at fair value, and are included within assets and liabilities of consolidated variable interest entities, respectively, in the consolidated statements of financial condition.
Consolidated Variable Interest Entities
Apollo has consolidated VIEs in accordance with the policy described in note 2. The majority of the consolidated VIEs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.
The assets of these consolidated VIEs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated VIEs, which includes investments in loans and corporate bonds, as well as debt obligations held by such consolidated VIEs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days.
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the years ended December 31, 2013, 2012, and 2011 respectively:

	For the Year Ended December 31,
	2013	2012	2011
Net unrealized (losses) gains from investment activities	$(33,275)	$169,087	$10,832
Net realized gains (losses) from investment activities	87,472	76,965	(11,313)
Net gains (losses) from investment activities	54,197	246,052	(481)
Net unrealized losses from debt	(232,509)	(497,704)	(19,880)
Net realized gains from debt	137,098	—	41,819
Net (losses) gains from debt	(95,411)	(497,704)	21,939
Interest and other income	674,324	581,610	75,004
Interest and other expenses	(433,368)	(401,662)	(72,261)
Net Gains (Losses) from Investment Activities of Consolidated VIEs	$199,742	$(71,704)	$24,201

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013				As of December 31, 2012
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$11,877,744	1.31%		7.3	$11,409,825	1.30%		7.3
Subordinated Notes(2)(3)	963,099	N/A	(1)	8.1	1,074,904	N/A	(1)	7.7
Total	$12,840,843				$12,484,729

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of December 31, 2013 and December 31, 2012 was $12,424 million and $11,835 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of December 31, 2013 and December 31, 2012, the fair value of the consolidated VIE assets was $15,502 million and $14,672 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of December 31, 2013, the Company was not aware of any instances of non-compliance with any of these covenants.
As of December 31, 2013, the table below presents the contractual maturities for debt of the consolidated VIEs:

	2014	2015	2016	2017	2018	Thereafter	Total
Senior Secured Notes	$—	$—	$2,225,000	$—	$234,731	$9,418,013	$11,877,744
Subordinated Notes	—	—	—	—	60,000	903,099	963,099
Total Obligations as of December 31, 2013	$—	$—	$2,225,000	$—	$294,731	$10,321,112	$12,840,843
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of December 31, 2013 and 2012. In addition, the tables present the maximum exposure to losses relating to those VIEs.

	As of December 31, 2013
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$7,631,592		$(38,970)		$3,424
Credit	3,926,347		(321,888)		31,241
Real Estate	1,308,559		(950,421)		—
Total	$12,866,498	(1)	$(1,311,279)	(2)	$34,665	(3)

(1)	Consists of $354,686 in cash, $12,034,487 in investments and $477,325 in receivables.

(2)	Represents $1,161,549 in debt and other payables, $106,532 in securities sold, not purchased, and $43,198 in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, is $4,858 million as of December 31, 2013 as discussed in note 18.

	As of December 31, 2012
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

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, was $3,209 million as of December 31, 2012.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of December 31, 2013 and 2012, respectively:

	As of December 31, 2013
	Level I(5)	Level II(5)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$1,942,051	$1,942,051
Investments held by Apollo Senior Loan Fund(1)	—	28,711	892	29,603
Investments in HFA and Other(1)	—	—	40,373	40,373
Athene and AAA Management Fee Derivatives(2)	—	—	130,709	130,709
Investments of VIEs, at fair value(4)	3,455	12,203,370	1,919,537	14,126,362
Total Assets	$3,455	$12,232,081	$4,033,562	$16,269,098

Liabilities
Debt of VIEs, at fair value(4)	$—	$2,429,815	$9,994,147	$12,423,962
Contingent Consideration Obligations(3)	—	—	135,511	135,511
Total Liabilities	$—	$2,429,815	$10,129,658	$12,559,473

	As of December 31, 2012
	Level I(5)	Level II(5)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$1,666,448	$1,666,448
Investments held by Apollo Senior Loan Fund(1)	—	27,063	590	27,653
Investments in HFA and Other(1)	—	—	50,311	50,311
Athene and AAA Management Fee Derivatives(2)	—	—	2,126	2,126
Investments of VIEs, at fair value(4)	168	11,045,902	1,643,465	12,689,535
Total Assets	$168	$11,072,965	$3,362,940	$14,436,073

Liabilities
Liabilities of VIEs, at fair value(4)	$—	$—	$11,834,955	$11,834,955
Contingent Consideration Obligations(3)	—	—	142,219	142,219
Total Liabilities	$—	$—	$11,977,174	$11,977,174

(1)	See note 4 for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and investments in HFA and Other.

(2)	See note 17 for further disclosure regarding the Athene and AAA Management Fee Derivatives.

(3)	See note 18 for further disclosure regarding Contingent Consideration Obligations.

(4)	See note 5 for further disclosure regarding VIEs.

(5)	All level I and II investments and liabilities were valued using third party pricing.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table summarizes the fair value transfers of financial assets between Level I and Level II and Level II and Level III for positions that existed as of December 31, 2013, 2012 and 2011, respectively:

	For the Year Ended December 31,
	2013	2012	2011
Transfers from Level II into Level I(1)	$—	$164	$—
Transfers from Level III into Level II(2)	1,253,090	712,975	802,533
Transfers from Level II into Level III(2)	978,194	833,791	160,390

(1)
Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset. The transfer during the year ended December 31, 2012 related to investments of the consolidated VIEs.

(2)
Transfers between Level II and III were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

For the year ended December 31, 2013, transfers of financial liabilities from Level III to Level II relating to liabilities held by the consolidated VIEs totaled $2.5 billion. There was a transfer of debt held by the consolidated VIEs that are valued using broker quotes from Level III into Level II as a result of subjecting broker quotes on these liabilities to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. For the years ended December 31, 2012 and 2011, there were no transfers of financial liabilities between Level I, Level II and Level III.
The following tables summarize the changes in fair value in financial assets, which are measured at fair value and characterized as Level III investments, for the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Management Fee Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,666,448	$590	$50,311	$2,126	$1,643,465	$3,362,940
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(35,410)	(35,410)
Fees	—	—	—	118,380	—	118,380
Purchases	—	520	4,901	—	1,326,095	1,331,516
Sale of investments/Distributions	(66,796)	(6)	(2,541)	—	(724,666)	(794,009)
Net realized losses	—	—	—	—	(28,717)	(28,717)
Changes in net unrealized gains (losses)	342,399	15	(12,298)	10,203	13,439	353,758
Transfer into Level III	—	831	—	—	977,363	978,194
Transfer out of Level III	—	(1,058)	—	—	(1,252,032)	(1,253,090)
Balance, End of Period	$1,942,051	$892	$40,373	$130,709	$1,919,537	$4,033,562
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$342,399	$15	$(12,298)	$—	$—	$330,116
Change in net unrealized (losses) included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	$—	$—	$—	$—	$9,083	$9,083
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	$—	$—	$—	$10,203	$—	$10,203

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Year Ended December 31, 2012
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other		Athene and AAA Management Fee Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,480,152	$456	$47,757		$—	$246,609	$1,774,974
Transfer in due to consolidation and acquisition	—	—	46,148	(1)	—	1,706,145	1,752,293
Transfer out due to deconsolidation	—	—	(48,037)	(1)	—	—	(48,037)
Elimination of investments attributable to consolidation of VIEs	—	—	—		—	(69,437)	(69,437)
Fees	—	—	—		2,126	—	2,126
Purchases	—	496	5,759		—	1,236,232	1,242,487
Sale of investments/Distributions	(101,844)	(1,291)	—		—	(1,561,589)	(1,664,724)
Net realized gains	—	20	—		—	21,603	21,623
Changes in net unrealized gains (losses)	288,140	8	(1,316)		—	(56,013)	230,819
Transfer into Level III	—	1,836	—		—	831,955	833,791
Transfer out of Level III	—	(935)	—		—	(712,040)	(712,975)
Balance, End of Period	$1,666,448	$590	$50,311		$2,126	$1,643,465	$3,362,940
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$288,140	$8	$(1,316)		$—	$—	$286,832
Change in net unrealized gains included in Net Gains(Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	$—	$—	$—		$—	$7,464	$7,464

(1)	During the third quarter of 2012, the Company deconsolidated GSS Holding (Cayman), L.P., which was consolidated by the Company during the second quarter of 2012.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Year Ended December 31, 2011
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,637,091	$—	$—	$170,369	$1,807,460
Transfer in due to consolidation and acquisition	—	456	—	335,353	335,809
Expenses incurred	—	—	(3,871)	—	(3,871)
Purchases	432	—	57,509	663,438	721,379
Sale of investments/Distributions	(33,425)	—	—	(273,719)	(307,144)
Net realized gains	—	—	—	980	980
Changes in net unrealized losses	(123,946)	—	(5,881)	(7,669)	(137,496)
Transfer into Level III	—	—	—	160,390	160,390
Transfer out of Level III	—	—	—	(802,533)	(802,533)
Balance, End of Period	$1,480,152	$456	$47,757	$246,609	$1,774,974
Change in net unrealized losses included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$(123,946)	$—	$(5,881)	$—	$(129,827)
Change in net unrealized losses included in Net Gains(Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	$—	$—	$—	$(7,253)	$(7,253)
The following table summarizes the changes in fair value in financial liabilities, which are measured at fair value and characterized as Level III liabilities:

	For the Year Ended December 31,
	2013				2012				2011
	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total	Debt of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,834,955	$142,219		$11,977,174	$3,189,837	$5,900		$3,195,737	$1,127,180	$1,200	$1,128,380
Transfer in due to consolidation and acquisition	—	—		—	7,317,144	117,700		7,434,844	2,046,157	4,700	2,050,857
Elimination of debt attributable to consolidation of VIEs	3,950	—		3,950	(67,167)	—		(67,167)	(48)	—	(48)
Purchase accounting adjustments	—	—		—	—	1,000		1,000	—	—	—
Additions	2,747,033	—		2,747,033	1,639,271	—		1,639,271	454,356	—	454,356
Payments	(2,218,060)	(67,534)		(2,285,594)	(741,834)	(8,168)		(750,002)	(415,869)	—	(415,869)
Net realized gains	(137,098)	—		(137,098)	—	—		—	(41,819)	—	(41,819)
Changes in net unrealized losses / fair value	232,510	60,826	(1)	293,336	497,704	25,787	(1)	523,491	19,880	—	19,880
Transfers into Level III	—	—		—	—	—		—	—	—	—
Transfers out of Level III	(2,469,143)	—		(2,469,143)	—	—		—	—	—	—
Balance, End of Period	$9,994,147	$135,511		$10,129,658	$11,834,955	$142,219		$11,977,174	$3,189,837	$5,900	$3,195,737
Change in net unrealized (gains) losses included in Net Gains (Losses) from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(18,578)	$—		$(18,578)	$446,649	$—		$446,649	$(25,347)	$—	$(25,347)

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the consolidated statement of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized in Level III of the fair value hierarchy as of December 31, 2013 and 2012, respectively:

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,942,051	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	892	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	40,373	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Management Fee Derivatives	130,709	Discounted Cash Flows	Discount Rate	15.0%	15.0%
			Implied Multiple	1.1x	1.1x
Investments of Consolidated VIEs:
Bank Debt Term Loans	18,467	Other	N/A	N/A	N/A
Stocks	7,938	Market Comparable Companies	Comparable Multiples	6.0x - 9.5x	7.9x
Corporate loans/ bonds	1,893,132	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,919,537
Total Financial Assets	$4,033,562
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,149	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	10.8%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,132,576	Discounted Cash Flow	Discount Rate	1.9% - 2.2%	2.0%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0% - 70.0%	65.2%
Senior Secured and Subordinated Notes	7,026,422	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	9,994,147
Contingent Consideration Obligation	135,511	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.3%
Total Financial Liabilities	$10,129,658

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of December 31, 2013
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,950,010	(3)	100%
Total Investments	1,950,010		100%
Other net liabilities(4)	(7,959)
Total Net Assets	$1,942,051

(2)	These securities are valued using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2013 is primarily comprised of net assets allocated to the general partner of $102.1 million less $89.0 million in note receivable from an affiliate. Carrying values approximate fair value for other assets and liabilities (except for the note receivable from an affiliate) and, accordingly, extended valuation procedures are not required. The note receivable from an affiliate is a level III asset valued using a discounted cash flow model. The unobservable inputs

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,666,448	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	590	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	50,311	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Management Fee Derivatives	2,126	Discounted Cash Flows	Discount Rate	15.0%	15.0%
			Implied Multiple	1.23x	1.23x
Investments of Consolidated VIEs
Bank Debt Term Loans	67,920	Discounted Cash Flow Comparable Yields	Discount Rate	11.8%-25.2%	16.3%
Stocks	3,624	Market Comparable Companies	Comparable Multiples	6.63x	6.63x
Corporate loans/ bonds	1,571,921	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,643,465
Total	$3,362,940
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$195,357	Discounted Cash Flow	Discount Rate	17.0%	17.0%
			Default Rate	1.5%-4.0%	2.4%
			Recovery Rate	80.0%	80.0%
Senior Secured Notes	2,066,250	Discounted Cash Flow	Discount Rate	1.65%-1.95%	1.8%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0%-60.0%	59.9%
Senior Secured and Subordinated Notes	9,573,348	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	11,834,955
Contingent Consideration Obligation	142,219	Discounted Cash Flow	Discount Rate	7.0%-11.6%	9.4%
Total	$11,977,174

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of December 31, 2012
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted cash flow models	$1,581,975	(3)	98.6%
Listed quotes	22,029		1.4%
Total Investments	1,604,004		100%
Other net assets(4)	62,444
Total Net Assets	$1,666,448

(2)	These securities are valued using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2012 is primarily comprised of $113.3 million in notes receivable from an affiliate less the portion of AAA investments net assets allocated to the general partner of $70.0

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

million. Carrying values approximate fair value for other assets and liabilities(except for the note receivable from affiliate) and, accordingly, extended valuation procedures are not required. The note receivable from affiliate is a level III investment valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.
Athene and AAA Management Fee Derivatives
The significant unobservable input used in the fair value measurement of the Athene and AAA management fee derivatives is the discount rate applied in the valuation model. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the expected required rate of return based on the risk profile of similar cash flows. See note 17 for further information regarding the Athene and AAA management fee derivatives.
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the bank debt term loans and stocks include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies earnings before interest, taxes, depreciation and amortization ("EBITDA") to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
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
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the weighted average cost of capital for the Company. See note 18 for further discussion of the contingent consideration obligation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

7. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of December 31,
	2013	2012
Private Equity	$1,867,771	$1,413,306
Credit	408,342	454,155
Real Estate	10,962	10,795
Total Carried Interest Receivable	$2,287,075	$1,878,256

The table below provides a roll-forward of the carried interest receivable balance for the years ended December 31, 2013 and 2012:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2012	$672,952	$195,630	$—	$868,582
Change in fair value of funds (1)	1,592,234	448,670	15,074	2,055,978
Acquisition of Stone Tower	—	36,097	—	36,097
Fund cash distributions to the Company	(851,880)	(226,242)	(4,279)	(1,082,401)
Carried interest receivable, December 31, 2012	$1,413,306	$454,155	$10,795	$1,878,256
Change in fair value of funds (1)	2,516,990	324,859	967	2,842,816
Fund cash distributions to the Company	(2,062,525)	(370,672)	(800)	(2,433,997)
Carried interest receivable, December 31, 2013	$1,867,771	$408,342	$10,962	$2,287,075

(1)
Included in change in fair value of funds for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA and APC, respectively. Included in change in fair value of funds for the year ended December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million for SOMA and APC, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds and certain credit and real estate funds, is payable and is distributed to the fund's general partner upon realization of an investment if the fund's cumulative returns are in excess of the preferred return. For most credit funds, carried interest is payable based on realizations after the end of the relevant fund's fiscal year or fiscal quarter, subject to high watermark provisions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

8. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of December 31,
	2013	2012
Private Equity	$751,192	$596,427
Credit	234,504	254,629
Real Estate	6,544	6,668
Total Profit Sharing Payable	$992,240	$857,724
The table below provides a roll-forward of the profit sharing payable balance for the years ended December 31, 2013 and 2012:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2012	$296,672	$56,224	$—	$352,896
Acquisition of Stone Tower(1)	—	117,700	—	117,700
Profit sharing expense (2)(3)	704,797	138,444	6,815	850,056
Payments	(405,042)	(57,739)	(147)	(462,928)
Profit sharing payable, December 31, 2012	$596,427	$254,629	$6,668	$857,724
Profit sharing expense (2)	1,030,404	142,728	123	1,173,255
Payments	(875,639)	(162,853)	(247)	(1,038,739)
Profit sharing payable, December 31, 2013	$751,192	$234,504	$6,544	$992,240

(1)	See note 3 as it relates to the Stone Tower acquisition.

(2)
Includes both of the following: i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in one or more funds and ii) changes to the fair value of the contingent consideration obligations (see notes 6 and 18) recognized in connection with certain Apollo acquisitions.

(3)
Included in profit sharing expense for the year ended December 31, 2012 was a reversal of the entire receivable from Contributing Partners and certain employees of $22.1 million due to the reversal of the general partner obligation as discussed in note 18.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

9. FIXED ASSETS
Fixed assets consisted of the following:

	Useful Life in Years	December 31,
		2013	2012
Ownership interests in aircraft	15	$—	$10,184
Leasehold improvements	8-16	50,478	48,610
Furniture, fixtures and other equipment	4-10	16,750	16,047
Computer software and hardware	2-4	31,200	27,744
Other	N/A	509	509
Total fixed assets		98,937	103,094
Less - accumulated depreciation and amortization		(58,686)	(49,642)
Fixed Assets, net		$40,251	$53,452

In December 2013, the Company committed to a plan to sell its ownership interests in certain aircraft. The sale of the ownership interest in one aircraft was completed in December 2013 while the sale of the remaining ownership interest is expected to be completed in the first quarter of 2014. Accordingly, in December 2013, the Company recorded the completed sale and reclassified the remaining aircraft interests committed for sale to assets held for sale which is included in other assets in the consolidated statement of financial condition. The aircraft reclassified to assets held for sale were recorded at the lower of cost or fair value less costs to sell. As a result of both the completed sale and reclassification, the Company recognized a net loss of approximately $1.0 million which is included in other income, net in the consolidated statements of operations for the year ended December 31, 2013.
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $11.0 million, $10.2 million and $11.1 million, respectively.

10. OTHER ASSETS
Other assets consisted of the following:

	As of December 31,
	2013	2012
Prepaid expenses	$9,867	$12,650
Tax receivables	6,549	5,380
Assets held for sale	6,413	—
Debt issuance costs, net	6,407	2,113
Underwriting fee receivable	2,090	5,569
Receivable from broker	1,436	3,537
Rent deposits	1,224	1,336
Interest Receivable	6,420	2,598
Other	3,764	3,582
Total Other Assets	$44,170	$36,765

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

11. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of December 31,
	2013	2012
Deferred tax liabilities	$37,272	$13,717
Deferred rent	14,701	14,829
Unsettled trades and redemption payable	2,516	3,986
Other	8,785	12,323
Total Other Liabilities	$63,274	$44,855

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

12. OTHER INCOME, NET
Other income, net consisted of the following:

	For the Year Ended December 31,
	2013	2012	2011
Gain on derivatives	$10,203	$—	$—
Tax receivable agreement adjustment	13,038	3,937	(137)
Gain on acquisitions	—	1,951,897	196,193
AMTG offering costs	—	—	(8,000)
ARI reimbursed offering costs	—	—	8,000
Foreign exchange gain (loss)	4,142	(790)	6,169
Rental income	5,334	4,387	1,999
Loss on assets held for sale	(1,087)	—	—
Loss on extinguishment of debt	(2,741)	—	—
Other	11,225	5,248	1,296
Total Other Income, Net	$40,114	$1,964,679	$205,520

13. INCOME TAXES

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. Federal, State and local income taxes. APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, State and Local corporate income taxes. Certain other subsidiaries of the Company are subject to New York City Unincorporated Business Tax (“NYC UBT”) attributable to the Company’s operations apportioned to New York City. In addition, certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions.
The Company’s provision for income taxes totaled $(107.6) million, $(65.4) million, and $(11.9) million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company’s effective tax rate was approximately 4.33%, 2.10% and (0.92)% for the years ended December 31, 2013, 2012, and 2011, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The provision for income taxes is presented in the following table:

	For the Year Ended December 31,
	2013	2012	2011
Current:
Federal income tax	$(30,422)	$—	$(856)
Foreign income tax	(4,733)	(3,411)	(3,705)
State and local income tax	(9,728)	(7,722)	(6,943)
Subtotal	(44,883)	(11,133)	(11,504)
Deferred:
Federal income tax	(40,955)	(55,114)	248
Foreign income tax	(130)	277	301
State and local income tax (net of federal (benefit) provision)	(21,601)	560	(974)
Subtotal	(62,686)	(54,277)	(425)
Total Income Tax Provision	$(107,569)	$(65,410)	$(11,929)
For the years ended December 31, 2013, 2012 and 2011, the amount of federal income tax provision netted in the deferred state and local income tax amounts was $3.5 million, $(0.4) million and $1.4 million, respectively.
The following table reconciles the provision for taxes to the U.S. Federal statutory tax rate:

	For the Year Ended December 31,
	2013	2012	2011
U.S. Statutory Tax Rate	35.00%	35.00%	35.00%
Income Passed Through to Non-Controlling Interests	(24.15)	(30.88)	(24.67)
Income passed through to Class A holders	(7.85)	(4.41)	(1.28)
Equity Based Compensation - AOG Units	0.16	1.84	(9.12)
Foreign income tax	0.12	0.10	(0.17)
State and Local Income Taxes (net of Federal Benefit)	1.13	0.20	(0.56)
Amortization & Other Accrual Adjustments	(0.08)	0.25	(0.12)
Effective Income Tax Rate	4.33%	2.10%	(0.92)%
During the year ended December 31, 2013, the Company adjusted its estimated rate of tax it expects to pay in the future and thereby reduced its net deferred tax assets, and increased its income tax provision, by $16.9 million (see note 17 for details regarding the impact on tax receivable agreement).
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The Company’s deferred tax assets and liabilities on the consolidated statements of financial condition consist of the following:

	As of December 31,
	2013	2012
Deferred Tax Assets:
Depreciation and amortization	$553,251	$448,372
Revenue recognition	51,790	40,597
Net operating loss carryforwards	776	5,514
Equity-based compensation - RSUs and AAA RDUs	42,784	41,083
Foreign tax credit	7,528	6,494
Other	4,070	148
Total Deferred Tax Assets	660,199	542,208
Deferred Tax Liabilities:
Unrealized gains from investments	36,939	12,882
Other	333	835
Total Deferred Tax Liabilities	$37,272	$13,717

As of December 31, 2013, the Company had approximately $9.3 million of state and local net operating loss carryforwards that will expire in 2031. In addition, the Company’s foreign tax credit carryforwards will begin to expire in 2020.

The Company considered its historical and current year earnings, current utilization of existing deferred tax assets, and the 15 year amortization periods of the tax basis of its intangible assets in evaluating whether it should establish a valuation allowance. The Company’s short-term and long-term projections anticipate positive book income. In addition, the Company’s projection of future taxable income, including the effects of originating and reversing temporary differences including those for the tax basis intangibles, indicates that deferred tax liabilities will reverse substantially in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets. Based upon this positive evidence, the Company has concluded it is more likely than not, that the deferred tax assets will be realized and that no valuation allowance is needed at December 31, 2013.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company determined that no unrecognized tax benefits for uncertain tax positions were required to be recorded. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of December 31, 2013, Apollo and its predecessor entities’ U.S. Federal, state, local and foreign income tax returns for the years 2010 through 2013 are open under the general statute of limitations provisions and therefore subject to examination. In addition, the State of New York is examining APO Corp.’s tax returns for tax years 2008 to 2010. The Internal Revenue Service is examining the tax return of Apollo Management Holdings, L.P. for the tax year 2011. The tax returns of APO Corp. for tax years 2010 and 2011 are being examined by the Internal Revenue Service in connection with the filing of a net operating loss carryback claim to the 2010 tax year.

The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. In connection with the Secondary Offering, as disclosed in note 1, the Company recognized an additional step-up in tax basis of intangibles as a result of the exchange of AOG Units for Class A shares in May 2013. The Company recognized an additional step-up in tax basis of intangibles as a result of an exchange of AOG Units for Class A shares in November 2013. As a result of the exchange of AOG Units for Class A shares, there was an increase in the deferred tax asset established from the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

2007 Reorganization, which was recorded in the consolidated statements of financial condition for the expected income tax benefit associated with this increase. A related tax receivable agreement liability was recorded in due to affiliates in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the "tax receivable agreement") (see note 17). The increase in the deferred tax asset less the related liability resulted in an increase to additional paid-in capital of which was recorded in the consolidated statements of changes in shareholders’ equity for the year ended December 31, 2013. The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over a similar period. The following table below presents the transactions during the year related to the Exchange of AOG Units for Class A Shares and the resulting impact to the Deferred Tax Asset, Tax Receivable Agreement Liability and additional paid-in capital.

	For the Year Ended December 31, 2013
Date of Exchange of AOG Units for Class A Shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
May 15, 2013	$92,080	$78,268	$13,812
November 11, 2013	57,247	48,660	8,587
Total	$149,327	$126,928	$22,399

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

14. DEBT
Debt consisted of the following:

	As of December 31, 2013		As of December 31, 2012
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2007 AMH Credit Agreement	N/A	N/A	$728,273	4.95%	(1)
2013 AMH Credit Facilities - Term Facility	750,000	1.37%	N/A	N/A
CIT secured loan agreements	N/A	N/A	9,545	3.47
Total Debt	$750,000	1.37%	$737,818	4.93%

(1)	Includes the effect of interest rate swaps.
2007 AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership, entered into a $1.0 billion seven year credit agreement (the “2007 AMH Credit Agreement”). Interest payable under the 2007 AMH Credit Agreement was based on Eurodollar LIBOR or Alternate Base Rate ("ABR") as determined by the borrower. Through the use of interest rate swaps, AMH irrevocably elected three-month LIBOR for $167 million of the debt for five years from the closing date of the 2007 AMH Credit Agreement, which expired in May 2012. The interest rate of the Eurodollar loan, which was amended as discussed below, was the daily Eurodollar rate plus the applicable margin rate (3.75% for $995 million of the loan, as discussed below, and 1.00% for $5 million of the loan as of December 31, 2012. The interest rate on the ABR term loan, which was amended as discussed below, for any day, was the greatest of (a) the prime rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.5% and (c) the one-month Eurodollar Rate plus 1.00%, in each case plus the applicable margin. The 2007 AMH Credit Agreement originally had a maturity date of April 2014.
On December 20, 2010, Apollo amended the 2007 AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loan from April 20, 2014 to January 3, 2017 and modified certain other terms of the 2007 AMH Credit Agreement. The interest rate for the highest applicable margin for the loan portion extended changed to LIBOR plus 4.25% and ABR plus 3.25%. On December 20, 2010, an affiliate of AMH that was a guarantor under the 2007 AMH Credit Agreement repurchased approximately $180.8 million of the term loan in connection with the extension of the maturity date of such loan and thus the 2007 AMH Credit Agreement (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million.
The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at December 31, 2012 was 4.07% and the interest rate on the remaining $5.0 million portion of the loan at December 31, 2012 was 1.32%. The estimated fair value of the Company’s long-term debt obligation related to the 2007 AMH Credit Agreement was believed to be approximately $795.6 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities as of December 31, 2012. The $728.3 million carrying value of debt that is recorded on the consolidated statement of financial condition at December 31, 2012 is the amount for which the Company expected to settle the 2007 AMH Credit Agreement. Interest expense incurred by the Company related to the 2007 AMH Credit Agreement was $28.3 million, $36.0 million, and $39.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2012, the 2007 AMH Credit Agreement was guaranteed by, and collateralized by, substantially all of the assets of AMH and its subsidiaries, Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., and Apollo Principal Holdings IX, L.P., as well as cash proceeds from the sale of assets or similar recovery events and any cash deposited pursuant to the excess cash flow covenant, which was deposited as cash collateral to the extent necessary as set forth in the 2007 AMH Credit Agreement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The consolidated net (deficit) assets of each Borrower are summarized as follows:

Borrower	Consolidated Net (Deficit) Assets as of December 31, 2012
AMH and subsidiaries	$(858,804)
Apollo Principal Holdings II, L.P.	94,884
Apollo Principal Holdings IV, L.P.	91,104
Apollo Principal Holdings V, L.P.	62,283
Apollo Principal Holdings IX, L.P.	217,480
The 2007 AMH Credit Agreement contained customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of AMH.
The outstanding loans under the 2007 AMH Credit Agreement were refinanced on December 18, 2013 with the net proceeds from the 2013 AMH Credit Facilities (as defined below). Additionally, the net proceeds were used to pay fees and expenses associated with the 2013 AMH Credit Facilities. The 2007 AMH Credit Agreement and all related loan documents and security with respect thereto were terminated in connection with the refinancing.
2013 AMH Credit Facilities—On December 18, 2013, AMH and its consolidated subsidiaries and certain other subsidiaries of the Company (collectively, the "Borrowers") entered into new credit facilities (the "2013 AMH Credit Facilities") with JPMorgan Chase Bank, N.A. The 2013 AMH Credit Facilities provide for (i) a term loan facility to AMH (the “Term Facility”) that includes $750 million of the term loan from third-party lenders and $271.7 million of the term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with a final maturity date of January 18, 2019.
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. The interest rate on the $750 million Term Facility as of December 31, 2013 was 1.37% and the commitment fee as of December 31, 2013 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $0.4 million for the year ended December 31, 2013.
As of December 31, 2013, $750 million of the Term Facility was outstanding with third-party lenders and there is approximately $271.7 million of the Term Facility that is held by a subsidiary of the Company. As of December 31, 2013 the Revolver Facility was undrawn. The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is believed to be approximately $750 million based on a yield analysis using available market data of comparable securities with similar terms and remaining maturities. The $750 million carrying value of debt that is recorded on the consolidated statement of financial condition at December 31, 2013 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities.
In accordance with U.S. GAAP, the Company determined that the refinancing of the outstanding loans under the 2007 AMH Credit Agreement resulted in a debt extinguishment. As a result, the Company recorded a loss on extinguishment of $2.7 million, of which $1.6 million related to previously capitalized costs incurred in relation to the 2007 AMH Credit Agreement and $1.1 million related to expenses incurred in relation to the 2013 AMH Credit Facilities, in other income, net in the consolidated statement of operations for the year ended December 31, 2013. In addition, the Company capitalized debt issuance costs of $6.6 million incurred in relation to the 2013 AMH Credit Facilities which was recorded in other assets in the consolidated statement of financial condition as of December 31, 2013 to be amortized over the life of the term loan and line of credit.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The 2013 AMH Credit Facilities are guaranteed and collateralized by AMH and its consolidated subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of fee-generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company. As of December 31, 2013, the Company was not aware of any instances of non-compliance with the financial covenants contained in the 2013 AMH Credit Facilities.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00.
The consolidated net (deficit) assets of each Borrower are summarized as follows:

Borrower	Consolidated Net (Deficit) Assets as of December 31, 2013
AMH and subsidiaries (1)	$(689,958)
Apollo Principal Holdings I, L.P.	1,570,336
Apollo Principal Holdings II, L.P. (2)	167,844
Apollo Principal Holdings III, L.P.	661,106
Apollo Principal Holdings IV, L.P.	163,329
Apollo Principal Holdings V, L.P.	53,116
Apollo Principal Holdings VI, L.P.	239,876
Apollo Principal Holdings VII, L.P.	99,250
Apollo Principal Holdings VIII, L.P.	16,784
Apollo Principal Holdings IX L.P.	152,010

(1)	Includes Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P. and ST Management Holdings, LLC, which are consolidated by AMH.

(2)	Includes ST Holdings GP, LLC, which is consolidated by Apollo Principal Holdings II, L.P.
CIT Secured Loan Agreements—During 2011, the Company had secured loan agreements totaling $10.2 million with CIT Group/Equipment Financing Inc. ("CIT") to finance the purchase of certain fixed assets. The loans bore interest at LIBOR plus 318 basis points per annum with interest and principal to be repaid monthly and a balloon payment of the remaining principal totaling $9.4 million due at the end of the terms in April 2013. At December 31, 2012 and 2011, the interest rate was 3.40% and 3.45%, respectively. In April 2013, the CIT loan balance was repaid. Interest expense incurred by the Company related to the CIT loan was $0.1 million, $0.3 million, and $0.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the table below presents the contractual maturities for the 2013 AMH Credit Facilities:

	2014	2015	2016	2017	2018	Thereafter	Total
2013 AMH Credit Facilities(1)	$—	$—	$—	$—	$—	$750,000	$750,000
Total Obligations as of December 31, 2013	$—	$—	$—	$—	$—	$750,000	$750,000

(1)	Excludes a $500 million undrawn revolving credit facility with a final maturity of January 18, 2019.

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
The remaining earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the years ended December 31, 2013, 2012, and 2011:

	Basic and Diluted
	For the Year Ended December 31,
	2013		2012		2011
Numerator:
Net income (loss) attributable to Apollo Global Management, LLC	$659,391		$310,957		$(468,826)
Distributions declared on Class A shares	(556,954)	(1)	(172,887)	(2)	(97,758)	(3)
Distributions on participating securities	(93,235)		(31,175)		(17,381)
Earnings allocable to participating securities	(1,394)		(16,855)		—	(4)
Undistributed income (loss) attributable to Class A shareholders: Basic	7,808		90,040		(583,965)
Dilution effect on undistributed income attributable to Class A shareholders	9,106		3,425		—
Dilution effect on distributable income attributable to participating securities	(1,329)		(85)		—
Undistributed Income (Loss) attributable to Class A shareholders: Diluted	$15,585		$93,380		$(583,965)
Denominator:
Weighted average number of Class A shares outstanding: Basic	139,173,386		127,693,489		116,364,110
Dilution effect of share options and unvested RSUs	3,040,964		1,846,888		—
Weighted average number of Class A shares outstanding: Diluted	142,214,350		129,540,377		116,364,110
Net income (loss) per Class A share: Basic
Distributed Income	$4.00		$1.35		$0.84
Undistributed (Loss) Income	0.06		0.71		(5.02)
Net Income (Loss) per Class A Share: Basic	$4.06		$2.06		$(4.18)
Net Income (Loss) per Class A Share: Diluted(5)
Distributed income	$3.92		$1.34		$0.84
Undistributed (loss) income	0.11		0.72		(5.02)
Net Income (Loss) per Class A Share: Diluted	$4.03		$2.06		$(4.18)

(1)
The Company declared a $1.05 distribution on Class A shares on February 8, 2013, a $0.57 distribution on May 6, 2013, a $1.32 distribution on August 8, 2013 and a $1.01 distribution on November 7, 2013.

(2)
The Company declared a $0.46 distribution on Class A shares on February 10, 2012, a $0.25 distribution on May 8, 2012, a $0.24 distribution on August 12, 2012, and a $0.40 distribution on November 9, 2012.

(3)
The Company declared a $0.17 distribution on Class A shares on January 4, 2011, a $0.22 distribution on May 12, 2011, a $0.24 distribution on August 9, 2011, and a $0.20 distribution on November 3, 2011.

(4)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(5)
For the year ended December 31, 2013, share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2012, share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2011, the Company had losses attributable to Class A shareholders and as such there was no dilution. AOG Units and participating securities were determined to be anti-dilutive for the years ended December 31, 2013, 2012, and 2011, and were accordingly excluded from the diluted earnings per share calculation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

On October 24, 2007, the Company commenced the granting of restricted share units ("RSUs") that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants." As of December 31, 2013, approximately 22.8 million vested RSUs and 3.4 million unvested RSUs were eligible for participation in distribution equivalents.
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
Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may up to four times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As disclosed in note 1, in connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. In November 2013, as disclosed in note 13, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 2.3 million Class A shares were issued by the Company in the exchange. If all of the outstanding AOG Units were exchanged for Class A shares as of December 31, 2013, the result would be an additional 228,954,598 Class A shares added to the diluted earnings per share calculation.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. ("BRH"). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share had a super voting power of 228,954,598 votes as of December 31, 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The table below presents transactions in Class A shares during the years ended December 31, 2013, 2012, and 2011 and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)	Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2011	Issuance	1,550	29.0%	29.3%	71.0%	70.7%
Quarter Ended June 30, 2011	Issuance	22,250	29.3%	33.7%	70.7%	66.3%
Quarter Ended September 30, 2011	Issuance	1,268	33.7%	33.9%	66.3%	66.1%
Quarter Ended December 31, 2011	Issuance/Net Settlement	933	33.9%	34.1%	66.1%	65.9%
Quarter Ended March 31, 2012	Issuance	2,388	34.1%	34.5%	65.9%	65.5%
Quarter Ended June 30, 2012	Issuance	150	34.5%	34.5%	65.5%	65.5%
Quarter Ended September 30, 2012	Issuance	3,414	34.5%	35.1%	65.5%	64.9%
Quarter Ended December 31, 2012	Issuance	180	35.1%	35.1%	64.9%	64.9%
Quarter Ended March 31, 2013	Issuance	2,091	35.1%	35.5%	64.9%	64.5%
Quarter Ended June 30, 2013	Issuance/Offering	9,577	35.5%	38.0%	64.5%	62.0%	(1)
Quarter Ended September 30, 2013	Issuance	1,977	38.0%	38.3%	62.0%	61.7%
Quarter Ended December 31, 2013	Issuance/Offering	2,581	38.3%	39.0%	61.7%	61.0%	(1)

(1)
Certain holders of AOG Units exchanged their AOG Units for Class A shares. Approximately 8.8 million Class A shares were issued by the Company in the exchange, which settled on May 14, 2013. See note 1 for details regarding the Secondary Offering. In November 2013, as disclosed in note 13, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 2.3 million Class A shares were issued by the Company in the exchange.

16. EQUITY-BASED COMPENSATION
AOG Units
The fair value of the AOG Units of approximately $5.6 billion is charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the years ended December 31, 2013, 2012, and 2011, $30.0 million, $480.9 million, and $1,032.8 million of compensation expense was recognized, respectively. As of December 31, 2013, there was no unrecognized compensation expense related to unvested AOG Units.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table summarizes the activity of the AOG Units for the years ended December 31, 2013, 2012, and 2011:

	AOG Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2011	66,742,906	$23.13
Vested	(44,149,696)	23.39
Balance at December 31, 2011	22,593,210	22.64
Granted	199,050	17.36
Forfeited	(199,050)	20.00
Vested	(21,092,844)	22.80
Balance at December 31, 2012	1,500,366	20.00
Vested	(1,500,366)	20.00
Balance at December 31, 2013	—	$—
RSUs
On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the valuation methods are discounted primarily for transfer restrictions and in certain cases timing of distributions. For Plan Grants, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 30.5%, 23.3% and 7.1% for the years ending December 31, 2013, 2012, and 2011, respectively. Additionally, for Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 6.0%, 5.0%, and 8.6% for the years ending December 31, 2013, 2012, and 2011, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.2%, 4.9%, and 6.5% for the years ending December 31, 2013, 2012, and 2011, respectively. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter (for Plan Grants) or annual vesting over three years (for Bonus Grants).
The fair value of grants made in 2013, 2012, and 2011 is $56.6 million, $73.5 million and $116.6 million, respectively. Of the awards granted in 2012, 972,266 RSUs relate to awards granted as part of the Stone Tower acquisition. The fair value of these awards was not charged to compensation expense, but charged to additional paid in capital in the consolidated statements of changes in shareholder's equity. See note 3 for further discussion of the Stone Tower acquisition. The actual forfeiture rate was 5.3%, 3.9%, and 2.3% for the years ended December 31, 2013, 2012, and 2011 respectively. For the years ended December 31, 2013, 2012, and 2011, $87.7 million, $110.2 million, and $108.2 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table summarizes RSU activity for the years ended December 31, 2013, 2012, and 2011:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2011	23,442,916	$10.25	15,642,921	39,085,837
Granted	8,068,735	14.45	—	8,068,735
Forfeited	(737,372)	12.59	—	(737,372)
Delivered	—	10.12	(5,696,419)	(5,696,419)
Vested	(10,293,506)	11.13	10,293,506	—
Balance at December 31, 2011	20,480,773	11.38	20,240,008	40,720,781	(1)
Granted	5,377,562	13.68	—	5,377,562
Forfeited	(966,725)	11.02	—	(966,725)
Delivered	—	11.69	(7,894,214)	(7,894,214)
Vested	(10,167,136)	12.28	10,167,136	—
Balance at December 31, 2012	14,724,474	11.62	22,512,930	37,237,404	(1)
Granted	2,101,277	26.95	—	2,101,277
Forfeited	(888,594)	13.30	—	(888,594)
Delivered	—	12.30	(6,879,050)	(6,879,050)
Vested	(7,159,871)	12.60	7,159,871	—
Balance at December 31, 2013	8,777,286	$14.32	22,793,751	31,571,037	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.
Units Expected to Vest—As of December 31, 2013, approximately 8,300,000 RSUs were expected to vest over the next 2.9 years.
Share Options
Under the Company’s 2007 Omnibus Equity Incentive Plan, the following options were granted:

Date of Grant	Options Granted	Vesting Terms
December 2, 2010	5,000,000
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

For the years ended December 31, 2013, 2012, and 2011, $4.7 million, $4.8 million, and $6.9 million of compensation expense was recognized as a result of these grants, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

There were no share options granted during the year ended December 31, 2013. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options awarded during 2012 and 2011:

Assumptions:	2012(2)	2011(2)
Risk-free interest rate	1.11%	2.79%
Weighted average expected dividend yield	8.13%	2.25%
Expected volatility factor(1)	45.00%	40.22%
Expected life in years	6.66	5.72
Fair value of options per share	$3.01	$8.44

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices and the Company’s volatility.

(2)	Represents weighted average of 2012 and 2011 grants, respectively.
The following table summarizes the share option activity for the years ended December 31, 2013, 2012, and 2011:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2011	5,000,000	$8.00	$28,100	9.92
Granted	580,556	9.39	4,896	9.09
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2011	5,580,556	8.14	32,996	8.93
Granted	250,000	16.26	752	9.90
Exercised	(277,778)	9.00	(2,364)	—
Forfeited	(277,778)	9.00	(2,364)	—
Balance at December 31, 2012	5,275,000	8.44	29,020	8.01
Granted	—	—	—	—
Exercised	(2,324,997)	8.12	(12,896)	—
Forfeited	—	—	—	—
Balance at December 31, 2013	2,950,003	8.69	$16,124	7.08
Exercisable at December 31, 2013	262,500	$9.83	$1,342	7.34
Options Expected to Vest—As of December 31, 2013, approximately 2,526,000 options were expected to vest.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at December 31, 2013 was $13.8 million and is expected to be recognized over a weighted average period of 3.0 years. The intrinsic value of options exercised was $42.9 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively.
Delivery of Class A Shares - RSUs and Share Options
During the years ended December 31, 2013, 2012, and 2011, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares delivered to them, which the Company refers to as "net share settlement." Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

the number of Class A Shares delivered to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a tax liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the years ended December 31, 2013, 2012 and 2011 was $85.9 million, $26.0 million and $19.6 million, respectively, which is recorded as accumulated deficit in the consolidated statements of changes in shareholders’ equity.
The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the year ended December 31, 2013, the Company delivered 5,181,389 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 36.0% from 35.1%.
AAA RDUs
Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value is based on the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the years ended December 31, 2013, 2012, and 2011, the actual forfeiture rate was 0%. For the years ended December 31, 2013, 2012, and 2011, $1.2 million, $1.0 million, and $0.5 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

During the years ended December 31, 2013, 2012, and 2011 the Company delivered 114,896, 60,702, and 389,785 RDUs, respectively. The deliveries in 2013, 2012, and 2011 resulted in a satisfaction of liability of $1.2 million, $1.8 million, and $3.8 million, respectively, and the recognition of a net decrease of additional paid in capital in 2013 of $1.0 million and a net decrease in 2012 and 2011 of $2.5 million and $2.7 million, respectively. These amounts are presented in the consolidated statements of changes in shareholders’ equity. There was $1.2 million and $1.0 million of liability for undelivered RDUs included in accrued compensation and benefits in the consolidated statements of financial condition as of December 31, 2013 and December 31, 2012, respectively. The following table summarizes RDU activity for the years ended December 31, 2013, 2012, and 2011, respectively:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2011	166,667	$7.20	389,785	556,452
Granted	90,688	10.30	—	90,688
Forfeited	—	—	—	—
Delivered	—	10.54	(389,785)	(389,785)
Vested	(60,702)	8.69	60,702	—
Balance at December 31, 2011	196,653	8.17	60,702	257,355
Granted	256,673	9.45	—	256,673
Forfeited	—	—	—	—
Delivered	—	8.69	(60,702)	(60,702)
Vested	(114,896)	9.02	114,896	—
Balance at December 31, 2012	338,430	8.85	114,896	453,326
Granted	27,286	26.90	—	27,286
Forfeited	—	—	—	—
Delivered	—	9.02	(114,896)	(114,896)
Vested	(120,354)	9.83	120,354	—
Balance at December 31, 2013	245,362	$10.38	120,354	365,716

Units Expected to Vest—As of December 31, 2013, approximately 231,000 RDUs were expected to vest over the next three years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table summarizes the activity of RDUs available for future grants:

	RDUs Available For Future Grants
Balance at January 1, 2011	1,979,031
Purchases	59,494
Granted	(90,688)
Forfeited	—
Balance at December 31, 2011	1,947,837
Purchases	187,261
Granted/Issued	(449,753)	(1)
Forfeited	—
Balance at December 31, 2012	1,685,345
Purchases	6,236
Granted/Issued	(39,272)	(1)
Forfeited	—
Balance at December 31, 2013	1,652,309

(1)
During 2013 and 2012, the Company delivered 11,986 and 193,080 to certain employees as part of AAA's carry reinvestment program, respectively. This resulted in a decrease in profit sharing payable of $0.2 million and $1.2 million in 2013 and 2012, respectively in the consolidated statements of financial condition.

Restricted Stock and Restricted Stock Unit Awards— Apollo Commercial Real Estate Finance, Inc.
ARI restricted stock awards and ARI restricted stock unit awards ("ARI RSUs") granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense is recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for transfer restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the consolidated statements of operations. For the years ended December 31, 2013, 2012, and 2011, $2.8 million, $2.3 million, and $2.9 million of management fees and $2.0 million, $1.5 million, and $1.3 million of compensation expense were recognized in the consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 2%, 1%, and 7% for the years ended December 31, 2013, 2012, and 2011, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the years ended December 31, 2013, 2012, and 2011:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of ARI RSUs Outstanding
Balance at January 1, 2011	65,002	96,250	$17.57	22,709	118,959
Granted to employees of the Company	—	203,337	14.34	—	203,337
Granted to the Company	—	156,000	14.85	—	156,000
Forfeited by employees of the Company	—	(30,000)	14.85	—	(30,000)
Vested awards for employees of the Company	—	(50,833)	16.95	50,833	—
Vested awards of the Company	(32,500)	—	18.48	—	—
Balance at December 31, 2011	32,502	374,754	15.12	73,542	448,296
Granted to employees of the Company	—	20,000	15.17	—	20,000
Granted to the Company	—	—	—	—	—
Forfeited by employees of the Company	—	(5,522)	14.09	—	(5,522)
Vested awards for employees of the Company	—	(99,690)	15.43	99,690	—
Vested awards of the Company	(32,502)	(52,000)	16.25	52,000	—
Balance at December 31, 2012	—	237,542	14.62	225,232	462,774
Granted to employees of the Company	—	205,000	16.58	—	205,000
Granted to the Company	—	40,000	17.59	—	40,000
Forfeited by employees of the Company		(5,000)	16.66	—	(5,000)
Vested awards of the employees of the Company	—	(137,807)	15.48	137,807	—
Vested awards of the Company	—	(65,333)	15.41	65,333	—
Balance at December 31, 2013	—	274,402	$15.86	428,372	702,774
Units Expected to Vest—As of December 31, 2013, approximately 263,000 ARI RSUs were expected to vest over the next three years.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc.
AMTG restricted stock units (“AMTG RSUs”) granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense is recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the consolidated statements of operations.
The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for transfer restrictions and timing of distributions. For the years ended December 31, 2013, 2012, and 2011, $0.9 million, $0.2 million, and $0.1 million of management fees were recognized in the consolidated statements of operations, respectively. For the years ended December 31, 2013, 2012, and 2011, $0.8 million, $0.1 million, and $0.0 million of compensation expense was recognized in the consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 1% for the year ended December 31, 2013 and 0% for the years ended December 31, 2012 and 2011.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the years ended December 31, 2013, 2012, and 2011:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	AMTG RSUs Vested	Total Number of AMTG RSUs Outstanding
Balance at January 1, 2011	—	$—	—	—
Granted to employees of the Company	12,125	16.57	—	12,125
Granted to the Company	18,750	18.20	—	18,750
Forfeited by employees of the Company	—	—	—	—
Vested awards of the employees of the Company	(1,008)	16.57	1,008	—
Vested awards of the Company	(1,562)	18.20	1,562	—
Balance at December 31, 2011	28,305	17.56	2,570	30,875
Granted to employees of the Company	143,244	20.62	—	143,244
Granted to the Company	—	—	—	—
Forfeited by employees of the Company	—	—	—	—
Vested awards of the employees of the Company	(4,042)	16.57	4,042	—
Vested awards of the Company	(6,250)	18.20	6,250	—
Balance at December 31, 2012	161,257	20.28	12,862	174,119
Granted to employees of the Company	25,848	14.73	—	25,848
Forfeited by employees of the Company	(2,359)	18.74	—	(2,359)
Vested awards of the employees of the Company	(51,259)	20.30	51,259	—
Vested awards of the Company	(6,250)	18.20	6,250	—
Balance at December 31, 2013	127,237	$19.28	70,371	197,608
Units Expected to Vest—As of December 31, 2013, approximately 120,000 AMTG RSUs were expected to vest over three years.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$30,007	61.0%	$19,163	$10,844
RSUs and Share Options	92,185	—	—	92,185
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	2,852	61.0	1,763	1,089
AAA RDUs	1,183	61.0	731	452
Total Equity-Based Compensation	$126,227		21,657	104,570
Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(2,494)	365
Capital Increase Related to Equity-Based Compensation			$19,163	$104,935

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2012:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$480,931	64.9%	$313,856	$167,075
RSUs and Share Options	115,013	—	—	115,013
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	1,674	64.9	1,093	581
AAA RDUs	1,036	64.9	676	360
Total Equity-Based Compensation	$598,654		315,625	283,029
Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,769)	(741)
Capital Increase Related to Equity-Based Compensation			$313,856	$282,288

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

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

17. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.
Due from affiliates and due to affiliates are comprised of the following:

	As of December 31,
	2013	2012
Due from Affiliates:
Due from private equity funds	$57,582	$28,201
Due from portfolio companies	23,484	46,048
Due from credit funds(2)	216,750	68,278	(1)
Due from Contributing Partners, employees and former employees	2,659	9,536
Due from real estate funds	12,119	17,950
Other	4,653	3,299
Total Due from Affiliates	$317,247	$173,312
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$525,483	$441,997
Due to private equity funds	825	12,761
Due to credit funds	1,773	19,926
Due to real estate funds	—	1,200
Distributions payable to employees	67,290	1,567
Total Due to Affiliates	$595,371	$477,451

(1)	Reclassified to conform to current period presentation.

(2)	Includes monitoring fee receivable as discussed in "Athene" below.

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
As disclosed in notes 1 and 13, on May 15, 2013, the Intermediate Holding Companies acquired approximately 8.8 million Class A shares of Apollo Global Management, LLC, which were used to acquire an equal number of AOG Units from certain Managing Partners and Contributing Partners in connection with the Secondary Offering. This exchange was taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $145.7 million in the intangible assets in the Apollo Operating Group. Additionally, as disclosed in note 13, in November 2013 there was an exchange of 2.3 million AOG Units for Class A shares. This exchange was taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $97.4 million in the intangible assets in the Apollo Operating Group.
Pursuant to the tax receivable agreement, the Managing Partners and Contributing Partners who exchanged AOG Units for Class A Shares in the Secondary Offering will receive payment from APO Corp. of 85% of the amount of the actual cash tax savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense. APO Corp. retains the benefit from the remaining 15% of actual cash tax savings. A $78.3 million and $48.7 million liability relating to the May 2013 and November 2013 transactions, respectively, were recorded to estimate the amount of these future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
In addition, the Company reduced the liability and recorded $13.0 million and $3.9 million in other income, net for the years ended December 31, 2013 and 2012, respectively, and increased the liability and recorded $(0.1) million in other income, net for the year ended 2011 in the consolidated statement of operations due to changes in projected income estimates and in estimated tax rates. See note 13 for discussion of the Deferred Tax Asset.
Due from Contributing Partners, Employees and Former Employees
As of December 31, 2013 and 2012, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables. The Company had also accrued $6.5 million as of December 31, 2012 from the Contributing Partners and certain employees associated with a credit agreement with Fund VI as described below in “Due to Private Equity Funds.” As of December 31, 2013, this agreement was satisfied and as a result there was no longer a related amount accrued.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Management Fee Waiver and Notional Investment Program
In 2012, Apollo had forgone a portion of management fee revenue that it would have been entitled to receive in cash from Fund VII and ANRP and instead received profits interests and assigned these profits interests to employees and partners. The amount of management fees waived and related compensation expense amounted to $6.2 million and $23.5 million for the years ended December 31, 2012 and 2011, respectively. The investment period for Fund VII and ANRP for the management fee waiver plan was terminated as of December 31, 2012 and as a result there was no related compensation expense for the year ended December 31, 2013.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2011, 2012 and 2013 (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 4, 2011	$0.17	January 14, 2011	$16.6	$40.8		$57.4	$3.3
May 12, 2011	0.22	June 1, 2011	26.8	52.8		79.6	4.7
August 9, 2011	0.24	August 29, 2011	29.5	57.6		87.1	5.1
November 3, 2011	0.20	December 2, 2011	24.8	48.0		72.8	4.3
For the year ended December 31, 2011	$0.83		$97.7	$199.2		$296.9	$17.4
February 10, 2012	$0.46	February 29, 2012	$58.1	$110.4		$168.5	$10.3
April 13, 2012	—	April 13, 2012	—	11.0	(1)	11.0	—
May 8, 2012	0.25	May 30, 2012	31.6	60.0		91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6		88.8	5.3
November 9, 2012	0.40	November 30, 2012	52.0	96.0		148.0	9.4
For the year ended December 31, 2012	$1.35		$172.9	$335.0		$507.9	$31.2
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		$378.9	$24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2

(1)	On April 12, 2013 and April 13, 2012, the Company made a $0.23 and a $0.05 distribution to the non-controlling interest holders in the Apollo Operating Group, respectively.

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the certain distribution to which that general partner obligation related. There was no indemnification liability recorded as of December 31, 2013 and 2012.
Athene
Athene Holding Ltd. is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding Ltd. provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities.
On December 21, 2012, Athene Holding Ltd. entered into an agreement to acquire Aviva USA. On October 2, 2013, Athene Holding Ltd. closed its acquisition of Aviva USA (the "Aviva USA Transaction"). Apollo had previously agreed to provide up to $100 million of capital support to Athene to the extent such support was necessary in connection with the closing of the Aviva USA transaction. The Company's commitment was not called in connection with the closing of the Aviva USA Transaction and as a result, the Company's commitment terminated upon the closing of the Aviva USA Transaction.
AAA, through its investment in AAA Investments, owns the majority of the economic equity of Athene Holding Ltd. See the discussion of the AAA Transaction in note 4.
Apollo, through its consolidated subsidiary, Athene Asset Management, L.P. ("Athene Asset Management"), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of December 31, 2013, all of Athene’s assets were managed by Athene Asset Management.
Athene Asset Management receives a gross management fee equal to 0.40% per annum on all assets under management in accounts owned by or related to Athene (the “Athene Accounts”), with certain limited exceptions. In addition, the Company receives sub-advisory management fees and carried interest income with respect to a portion of the assets in the Athene Accounts. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene, including but not limited to, asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other services.
In connection with the AAA Transaction, a subsidiary of AAA Investments contributed three investment partnerships to Athene (the "Contributed Partnerships"). The Contributed Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction. With respect to capital invested in an Apollo fund, Apollo receives management fees directly from the relevant funds under the investment management agreements with such funds and not pursuant to the services agreement with the Contributed Partnerships. In addition, carried interest is payable by the Contributed Partnerships with respect to each investment or group of investments (as specified in the particular partnership agreement), at a rate of 20% of the profit of such investment or group of investments, subject to applicable hurdle rates. Each investment or group of investments is treated separately for the purposes of calculating carried interest. The contributed assets also included certain investments in funds managed by Apollo, carried interest on which is assessed at the fund level.
Under an amended services contract with Athene, effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding Ltd. that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

the AAA Transaction (the “Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. All such monitoring fees are paid pursuant to a derivative contract between Athene and Apollo. Each quarter, monitoring fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding Ltd. are fair valued. At Athene’s option, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding Ltd. or cash equal to the fair value of such shares of Athene Holding Ltd. at the time of settlement. Settlement occurs on the earlier of a change in control of Athene or October 31, 2017. For the years ended December 31, 2013 and 2012, Apollo earned $107.9 million and $16.8 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates, net, in the consolidated statements of operations. As of December 31, 2013, Apollo had a $116.4 million receivable, which is accounted for as a derivative, recorded in due from affiliates on the consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo, Apollo receives a management fee for managing the assets of AAA Investments. In connection with the consummation of the AAA Transaction, on October 31, 2012, the services agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). In the event that AAA makes a tender offer for all or substantially all of its units where the consideration is to be paid in shares of Athene Holding Ltd. (or an alternative transaction that is no less favorable in all material respects to the AAA unitholders as a whole), the management fee will be unwound and a lump sum payment will be made to Apollo equal to the remaining management fee that would have been due until the expiration date (December 31, 2020), using an 8% discount rate and assuming a 14% growth rate to then existing management fees, compounded annually, until the expiration date, subject to a cap of $30.0 million if the tender offer or similar transaction commences in 2013, $25.0 million if the tender offer or similar transaction commences in 2014, $20.0 million if the tender offer or similar transaction commences in 2015 and zero if the tender offer or similar transaction commences in 2016 or thereafter. All such management fees are paid pursuant to a derivative contract between AAA Investments and Apollo. Each quarter, management fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding Ltd. are fair valued. At the option of AAA Investments, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding Ltd. or cash equal to the fair value of such shares of Athene Holding Ltd. at the time of settlement. Settlement occurs on the earlier of a change of control of Athene or October 31, 2017. As of December 31, 2013 and 2012, Apollo had a receivable of $14.3 million and $2.1 million, respectively, related to the Amended AAA Services Agreement, which is recorded in due from affiliates on the consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement and the Contributed Partnerships for the years ended December 31, 2013 and 2012 were $12.5 million (of which $2.2 million related to the derivative component, as described above) and $15.1 million (of which $0.6 million related to the derivative component, as described above), respectively, which is recorded in management fees from affiliates in the consolidated statements of operations.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding Ltd., or paid in cash if AAA sells the shares of Athene Holding Ltd. For the years ended December 31, 2013 and 2012, the Company recorded carried interest income less the related profit sharing expense of $27.6 million and $35.3 million, respectively, from AAA Investments, which is recorded in the consolidated statements of operations. As of December 31, 2013 and 2012, the Company had a $100.9 million and a $69.0 million carried interest receivable, respectively, related to AAA Investments. As of December 31, 2013 and 2012, the Company had a related profit sharing payable of $28.8 million and $25.5 million, respectively, recorded in profit sharing payable in the consolidated statements of financial condition.
For the years ended December 31, 2013 and 2012, Apollo earned revenues in the aggregate totaling $435.1 million and $164.7 million consisting of management fees, sub-advisory and monitoring fees and carried interest income, respectively, from Athene after considering the related profit sharing expense and changes in the market value of the Athene-related derivatives discussed above, which is recorded in the consolidated statement of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The amended services contract with Athene and Athene Life Re Ltd and the Amended AAA Services Agreement together with related derivative contracts issued pursuant to these amended contracts, meet the definition of a derivative under U.S. GAAP. The Company has classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The value of these derivatives is determined by multiplying the Athene share equivalents by the estimated price per share of Athene. See note 6 for further discussion regarding fair value measurements.
The change in unrealized market value of these derivatives is reflected in other income, net in the consolidated statements of operations. For the year ended December 31, 2013, there were $10.2 million of changes in market value recognized related to these derivatives.
Due to Private Equity Funds
On June 30, 2008, the Company entered into a credit agreement with Fund VI, pursuant to which, in July 2008, Fund VI advanced $18.9 million of cash that was otherwise distributable to the Company as carried interest pursuant to the Fund VI limited partnership agreement. As of March 10, 2011, $8.0 million of the loan principal was settled and as of August 31, 2013, the remaining principal balance of $10.9 million was settled. Based on a rate of 3.45%, cumulative interest on the loan was $2.4 million.
Due to Credit Funds
In connection with the acquisition of Gulf Stream Asset Management, LLC during October 2011, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of incentive fee revenue. Additionally, the Company deferred a payment obligation to the former owners. This obligation was $3.9 million at the date of acquisition and was paid in December 2012. The contingent consideration liability had a fair value of $14.1 million as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the former owner was no longer an employee of Apollo and therefore the contingent consideration was reported within profit sharing payable in the consolidated statements of financial condition.
Similar to the private equity funds, certain credit funds allocate carried interest income to the Company. Assuming SOMA and APC liquidated on December 31, 2012, the Company had accrued a liability to SOMA and APC of $19.3 million, and $0.3 million, respectively, in connection with the potential general partner obligation to return previously distributed carried interest income from SOMA and APC. These amounts reversed during the year ended December 31, 2013; as such there was no general partner obligation accrued as of December 31, 2013.
Due to Real Estate Funds
In connection with the acquisition of Citi Property Investors ("CPI") on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings from the CPI business. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled a percentage of net realized after tax profits from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s consolidated statements of operations for the year ended December 31, 2013. No remaining obligation existed at December 31, 2013.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the United States Securities and Exchange Commission ("SEC") and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2013. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS earns underwriting and transaction fees for its services. Apollo Management International LLP, based in London, is subject to the capital requirements of the U.K. Financial Conduct Authority. This entity has continuously operated in excess of these regulatory capital requirements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

All of the investment advisors of the Apollo funds are registered as investment advisors, either directly or as a "relying advisor" with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended.
Apollo Management Singapore Ptc Ltd. was granted a Capital Markets Service License with the Monetary Authority of Singapore in October 2013. In addition, Apollo Capital Management is registered with the Securities and Exchange Board of India as a foreign institutional investor.

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
Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
AAA(1)	$(331,504)	$(278,454)	$123,400
Interest in management companies and a co-investment vehicle(2)	(18,872)	(7,307)	(12,146)
Other consolidated entities	43,357	50,956	(13,958)
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(307,019)	(234,805)	97,296
Net income attributable to Appropriated Partners’ Capital(3)	(149,934)	(1,816,676)	(202,235)
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(1,257,650)	(685,357)	940,312
Net (Income) Loss attributable to Non-Controlling Interests	$(1,714,603)	$(2,736,838)	$835,373
Net income attributable to Appropriated Partners’ Capital(4)	149,934	1,816,676	202,235
Other Comprehensive Income attributable to Non-Controlling Interests	(41)	(2,010)	(5,106)
Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$(1,564,710)	$(922,172)	$1,032,502

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.4% during the year ended December 31, 2013, approximately 97.3% during the year ended December 31, 2012, and approximately 97.6% during the year ended December 31, 2011. As of December 31, 2013, 2012 and 2011, Apollo owned approximately 2.6%, 2.7% and 2.4% of AAA, respectively.

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

(4)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive (income) loss attributable to Non-Controlling Interests on the consolidated statements of comprehensive income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

18. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitment to certain funds managed by the Company. As of December 31, 2013, the maximum exposure relating to these financial guarantees approximated $0.3 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of December 31, 2013, and 2012 of $843.7 million and $258.3 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
On December 21, 2012, the Company agreed to provide up to $100 million of capital support to Athene to the extent such support was necessary in connection with Athene’s then pending acquisition of Aviva USA. The Company's commitment was not called in connection with the closing of the Aviva USA Transaction and as a result, the Company's commitment terminated upon the closing of the Aviva USA Transaction on October 2, 2013.
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
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2013, the Company was not aware of any instances of non-compliance with the financial covenants contained in the 2013 AMH Credit Facilities.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and litigations, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, but the cases have not yet been consolidated. On September 25, 2013, the Court held oral argument on Defendants’ motions to dismiss. AGM believes that plaintiffs’ claims against it in these cases are without merit. For this reason, and because the claims against AGM are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On July 9, 2012, Apollo was served with a subpoena by the New York Attorney General’s Office regarding Apollo’s fee waiver program. The subpoena is part of what we understand to be an industry-wide investigation by the New York Attorney General into the tax implications of the fee waiver program implemented by numerous private equity and hedge funds. Under the fee waiver program, individual fund managers for certain Apollo-managed funds prospectively elected to waive their management fees. Program participants received an interest in the future profits, if any, that would be earned on the invested amounts representing waived fees. They receive such profits from time to time in the ordinary course when distributions are made generally, as provided for in the applicable fund governing documents and waiver agreements. Four Apollo funds implemented the program, but the investment period for all funds was terminated as of December 31, 2012. Apollo believes its fee waiver program complies with all applicable laws, and is cooperating with the investigation.

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
Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.
Commitments—Apollo leases office space and certain office equipment under various lease and sublease arrangements, which expire on various dates through 2024. As these leases expire, it can be expected that in the normal course of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

business, they will be renewed or replaced. Certain lease agreements contain renewal options, rent escalation provisions based on certain costs incurred by the landlord or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term and renewal periods where applicable. Apollo has entered into various operating lease service agreements in respect of certain assets.
As of December 31, 2013, the approximate aggregate minimum future payments required for operating leases were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Aggregate minimum future payments	$38,649	$38,246	$36,946	$35,020	$31,416	$53,138	$233,415
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $42.0 million, $41.2 million, $38.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2013, fixed and determinable payments due in connection with these obligations are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Other long-term obligations	$6,447	$929	$—	$—	$—	$—	$7,376

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2013 and that would be reversed approximates $4.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of December 31, 2013
Private Equity Funds:
Fund VII	$2,197,158
Fund VI	1,495,767
Fund V	81,218
Fund IV	7,647
AAA/Other	228,909
Total Private Equity Funds	4,010,699
Credit Funds:
U.S. Performing Credit	445,465
Structured Credit	63,429
European Credit Funds	73,800
Non-Performing Loans	189,113
Opportunistic Credit	60,874
Total Credit Funds	832,681
Real Estate Funds:
CPI Funds	4,755
AGRE U.S. Real Estate Fund, L.P.	5,631
Other	4,831
Total Real Estate Funds	15,217
Total	$4,858,597
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund. As discussed in note 17, as of December 31, 2013 the Company has reversed the general partner obligations to return previously distributed carried interest income of $19.3 million and $0.3 million relating to SOMA and APC, respectively.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of December 31, 2013, there were no underwriting commitments outstanding related to such offerings.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the contingent obligation was $121.4 million and $126.9 million as of December 31, 2013 and 2012, respectively, and was recorded in profit sharing payable in the consolidated statements of financial condition.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $14.1 million and $14.1 million as of December 31, 2013 and 2012, respectively, which was recorded in profit sharing payable in the consolidated statements of financial condition.
In connection with the acquisition of CPI on November 12, 2010, Apollo had a contingent liability to Citigroup Inc. based on a specified percentage of future earnings. From the date of acquisition through December 31, 2012, the estimated fair value of the contingent liability was $1.2 million, which was determined based on discounted cash flows from the date of acquisition through December 31, 2012 using a discount rate of 7%. On March 28, 2013, Apollo satisfied the contingent liability in cash in the amount of approximately $0.5 million, which equaled 25% of the net realized after tax profit from the closing date through December 31, 2012. The satisfaction of the liability resulted in the Company recognizing $0.7 million of other income, net in the Company’s consolidated statements of operations, for the year ended December 31, 2013. No remaining contingency existed at December 31, 2013.
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
The contingent consideration obligations are measured at fair value and are characterized as Level III liabilities. See note 6 for further information regarding fair value measurements.

19. MARKET AND CREDIT RISK
In the normal course of business, Apollo encounters market and credit risk concentrations. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. Credit risk includes the risk of default on Apollo’s investments, where the counterparty is unable or unwilling to make required or expected payments.
The Company is subject to a concentration risk related to the investors in its funds. As of December 31, 2013, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Apollo is exposed to economic risk concentrations insofar as Apollo is dependent on the ability of the funds that it manages to compensate it for the services it provides to these funds. Further, the incentive income component of this compensation is based on the ability of such funds to generate returns above certain specified thresholds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At December 31, 2013 and 2012, $750.0 million and $737.8 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

20. SEGMENT REPORTING
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
The tables below present the financial data for Apollo’s reportable segments further separated between the management business and incentive business as of December 31, 2013, 2012, and 2011 and for the years ended December 31, 2013, 2012, 2011, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income and profit sharing expense.
During the second quarter of 2013, monitoring fees based on Athene's capital and surplus and the change in the market value of the derivative contracts related to Athene's capital and surplus recorded in advisory and transaction fees from affiliates, net, as disclosed in note 17 to the consolidated financial statements, were reclassified from the private equity segment to the credit segment to better evaluate the performance of Apollo's private equity and credit segments in making key operating decisions. Reclassifications have been made to the prior period financial data for Apollo's reportable segments to conform to the current presentation. The impact of this reclassification on the Company’s Economic Net Income (“ENI”) for the private equity and credit segment is reflected in the table below for the years ended December 31, 2012 and 2011:

	Impact of Reclassification on Economic Net (Loss) Income
	Private Equity Segment	Credit Segment
For the year ended December 31, 2012	$(16,787)	$16,787
For the year ended December 31, 2011	(8,768)	8,768

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

During the fourth quarter of 2013, certain reclassifications were made to prior period financial data within salary, bonus and benefits and profit sharing expense to conform to the current presentation. The impact of these reclassifications on management business ENI and incentive business ENI is reflected in the table below for Apollo’s three reportable segments for the years ended December 31, 2012 and 2011.

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Year Ended December 31, 2012	$24,397	$(17,082)	$(7,315)
For the Year Ended December 31, 2011	3,434	(2,081)	(1,353)

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Year Ended December 31, 2012	$(24,397)	$17,082	$7,315
For the Year Ended December 31, 2011	(3,434)	2,081	1,353
As it relates to the reclassifications described above, the impact to the combined segments Economic Net Income (Loss) for all periods presented was zero.
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

The following table presents the financial data for Apollo’s reportable segments as of and for the year ended December 31, 2013:

	As of and For the Year Ended December 31, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$78,371	$114,643	$3,548	$196,562
Management fees from affiliates	284,833	392,433	53,436	730,702
Carried interest income from affiliates	2,517,247	373,692	5,222	2,896,161
Total Revenues	2,880,451	880,768	62,206	3,823,425
Expenses	1,284,657	482,015	69,886	1,836,558
Other Income	93,512	55,133	6,124	154,769
Non-Controlling Interests	—	(13,985)	—	(13,985)
Economic Net Income (Loss)	$1,689,306	$439,901	$(1,556)	$2,127,651
Total Assets	$3,148,975	$1,918,565	$145,996	$5,213,536

The following table reconciles the total segments to Apollo Global Management, LLC’s consolidated financial statements as of and for the year ended December 31, 2013:

	As of and for the Year Ended December 31, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$3,823,425		$(89,854)	(1)	$3,733,571
Expenses	1,836,558		105,157	(2)	1,941,715
Other income	154,769		534,938	(3)	689,707
Non-Controlling Interests	(13,985)		(1,700,618)		(1,714,603)
Economic Net Income	$2,127,651	(5)	N/A		N/A
Total Assets	$5,213,536		$17,264,445	(6)	$22,477,981

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets.

(3)	Results from the following:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

For the Year Ended December 31, 2013
Net gains from investment activities	$342,828
Net gains from investment activities of consolidated variable interest entities	199,742
Loss from equity method investments(4)	(5,860)
Other Income, net	(1,772)
Total Consolidation Adjustments	$534,938

(4)	Included is $(4,888) reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2013
Economic Net Income	$2,127,651
Income tax provision	(107,569)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(1,257,650)
Non-cash charges related to equity-based compensation(7)	(59,847)
Amortization of intangible assets	(43,194)
Net Income Attributable to Apollo Global Management, LLC	$659,391

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 16 to our consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2013:

	For the Year Ended December 31, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$78,371	$—	$78,371	$114,643	$—	$114,643
Management fees from affiliates	284,833	—	284,833	392,433	—	392,433
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	—	454,722	454,722	—	(56,568)	(56,568)
Realized gains	—	2,062,525	2,062,525	36,922	393,338	430,260
Total Revenues	363,204	2,517,247	2,880,451	543,998	336,770	880,768
Compensation and benefits(2)	141,728	1,030,404	1,172,132	177,223	142,728	319,951
Other expenses(3)	112,525	—	112,525	162,064	—	162,064
Total Expenses	254,253	1,030,404	1,284,657	339,287	142,728	482,015
Other Income	13,006	80,506	93,512	28,540	26,593	55,133
Non-Controlling Interests	—	—	—	(13,985)	—	(13,985)
Economic Net Income	$121,957	$1,567,349	$1,689,306	$219,266	$220,635	$439,901

(1)
Included in unrealized carried interest income from affiliates for the year ended December 31, 2013 was reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA and APC, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

(2)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(3)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Year Ended December 31, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$3,548	$—	$3,548
Management fees from affiliates	53,436	—	53,436
Carried interest income from affiliates:
Unrealized gains	—	4,681	4,681
Realized gains	—	541	541
Total Revenues	56,984	5,222	62,206
Compensation and benefits(1)	42,143	123	42,266
Other expenses(2)	27,620	—	27,620
Total Expenses	69,763	123	69,886
Other Income	2,402	3,722	6,124
Economic Net (Loss) Income	$(10,377)	$8,821	$(1,556)

(1)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.
The following table presents the financial data for Apollo’s reportable segments as of and for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Private Equity Segment(1)	Credit Segment(1)	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$121,744	$27,551	$749	$150,044
Management fees from affiliates	277,048	299,667	46,326	623,041
Carried interest income from affiliates	1,667,535	518,852	15,074	2,201,461
Total Revenues	2,066,327	846,070	62,149	2,974,546
Expenses	945,466	454,378	72,437	1,472,281
Other Income	78,691	59,966	2,253	140,910
Non-Controlling Interests	—	(8,730)	—	(8,730)
Economic Net Income (Loss)	$1,199,552	$442,928	$(8,035)	$1,634,445
Total Assets	$2,583,373	$1,798,086	$76,851	$4,458,310

(1)	Reclassified to conform to current presentation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$2,974,546		$(114,581)	(1)	$2,859,965
Expenses	1,472,281		575,564	(2)	2,047,845
Other income	140,910		2,160,175	(3)	2,301,085
Non-Controlling Interests	(8,730)		(2,728,108)		(2,736,838)
Economic Net Income	$1,634,445	(5)	N/A		N/A
Total Assets	$4,458,310		$16,178,548	(6)	$20,636,858

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising of amortization of AOG Units and amortization of intangible assets.

(3)	Results from the following:

For the Year Ended December 31, 2012
Net gains from investment activities	$289,386
Net losses from investment activities of consolidated variable interest entities	(71,704)
Loss from equity method investments(4)	(10,947)
Other income and interest income	1,543
Gain on acquisition	1,951,897
Total Consolidation Adjustments	$2,160,175

(4)	Included is $1,423, reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2012
Economic Net Income	$1,634,445
Income tax provision	(65,410)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(685,357)
Non-cash charges related to equity-based compensation(7)	(529,712)
Amortization of intangible assets	(43,009)
Net Income Attributable to Apollo Global Management, LLC	$310,957

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 16 to our consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2012:

	For the Year Ended December 31, 2012
	Private Equity(1)			Credit(1)
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$121,744	$—	$121,744	$27,551	$—	$27,551
Management fees from affiliates	277,048	—	277,048	299,667	—	299,667
Carried interest income from affiliates:
Unrealized gains(2)	—	854,919	854,919	—	301,077	301,077
Realized gains	—	812,616	812,616	37,842	179,933	217,775
Total Revenues	398,792	1,667,535	2,066,327	365,060	481,010	846,070
Compensation and benefits(3)	135,281	726,874	862,155	166,883	138,444	305,327
Other expenses(4)	83,311	—	83,311	149,051	—	149,051
Total Expenses	218,592	726,874	945,466	315,934	138,444	454,378
Other Income	4,653	74,038	78,691	15,008	44,958	59,966
Non-Controlling Interests	—	—	—	(8,730)	—	(8,730)
Economic Net Income	$184,853	$1,014,699	$1,199,552	$55,404	$387,524	$442,928

(1)	Reclassified to conform to current presentation.

(2)
Included in unrealized carried interest income from affiliates for December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million with respect to SOMA and APC, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of December 31, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(3)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(4)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Year Ended December 31, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$749	$—	$749
Management fees from affiliates	46,326	—	46,326
Carried interest income from affiliates:
Unrealized gains	—	10,401	10,401
Realized gains	—	4,673	4,673
Total Revenues	47,075	15,074	62,149
Compensation and benefits(1)	41,352	6,815	48,167
Other expenses(2)	24,270	—	24,270
Total Expenses	65,622	6,815	72,437
Other Income	1,271	982	2,253
Economic Net (Loss) Income	$(17,276)	$9,241	$(8,035)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

The following table presents the financial data for Apollo’s reportable segments as of and for the year ended December 31, 2011:

	As of and for the Year Ended December 31, 2011
	Private Equity Segment(1)	Credit Segment(1)	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$58,145	$23,467	$698	$82,310
Management fees from affiliates	263,212	186,700	40,279	490,191
Carried interest (loss) income from affiliates	(449,208)	51,801	—	(397,407)
Total Revenues	(127,851)	261,968	40,977	175,094
Expenses	155,994	250,020	77,179	483,193
Other Income	15,041	(5,716)	10,420	19,745
Non-Controlling Interests	—	(12,146)	—	(12,146)
Economic Net Loss	$(268,804)	$(5,914)	$(25,782)	$(300,500)
Total Assets	$1,760,376	$1,127,444	$61,970	$2,949,790

(1)	Reclassified to conform to current presentation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the year ended December 31, 2011:

	As of and for the Year Ended December 31, 2011
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$175,094		$(3,462)	(1)	$171,632
Expenses	483,193		1,099,257	(2)	1,582,450
Other income	19,745		98,803	(3)	118,548
Non-Controlling Interests	(12,146)		847,519		835,373
Economic Net Loss	$(300,500)	(4)	N/A		N/A
Total Assets	$2,949,790		$5,026,083	(5)	$7,975,873

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising of amortization of AOG Units and amortization of intangible assets.

(3)	Results from the following:

For the Year Ended December 31, 2011
Net losses from investment activities	$(123,946)
Net gains from investment activities of consolidated variable interest entities	24,201
Gain from equity method investments	3,094
Gain on acquisition	195,454
Total Consolidation Adjustments	$98,803

(4)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2011
Economic Net Loss	$(300,500)
Income tax provision	(11,929)
Net loss attributable to Non-Controlling Interests in Apollo Operating Group	940,312
Non-cash charges related to equity-based compensation(6)	(1,081,581)
Amortization of intangible assets	(15,128)
Net Loss Attributable to Apollo Global Management, LLC	$(468,826)

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(6)
Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 16 to our consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2011:

	For the Year Ended December 31, 2011
	Private Equity(1)			Credit(1)
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$58,145	$—	$58,145	$23,467	$—	$23,467
Management fees from affiliates	263,212	—	263,212	186,700	—	186,700
Carried interest income (loss) from affiliates:
Unrealized losses(2)	—	(1,019,748)	(1,019,748)	—	(66,852)	(66,852)
Realized gains	—	570,540	570,540	44,540	74,113	118,653
Total Revenues	321,357	(449,208)	(127,851)	254,707	7,261	261,968
Compensation and benefits(3)	153,489	(96,833)	56,656	118,263	36,762	155,025
Other expenses(4)	99,338	—	99,338	94,995	—	94,995
Total Expenses	252,827	(96,833)	155,994	213,258	36,762	250,020
Other Income (Loss)	7,081	7,960	15,041	(1,978)	(3,738)	(5,716)
Non-Controlling Interests	—	—	—	(12,146)	—	(12,146)
Economic Net Income (Loss)	$75,611	$(344,415)	$(268,804)	$27,325	$(33,239)	$(5,914)

(1)	Reclassified to conform to current presentation.

(2)
Included in unrealized carried interest (loss) income from affiliates for the year ended December 31, 2011 was a reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $75.3 million and $18.1 million with respect to Fund VI and SOMA, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of December 31, 2011. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(3)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(4)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Year Ended December 31, 2011
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$698	$—	$698
Management fees from affiliates	40,279	—	40,279
Total Revenues	40,977	—	40,977
Compensation and benefits(1)	47,516	—	47,516
Other expenses(2)	29,663	—	29,663
Total Expenses	77,179	—	77,179
Other Income	9,694	726	10,420
Economic Net (Loss) Income	$(26,508)	$726	$(25,782)

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

21. SUBSEQUENT EVENTS
On February 7, 2014, the Company declared a cash distribution of $1.08 per Class A share, which was paid on February 26, 2014 to holders of record on February 19, 2014.
On January 15, 2014, the Company issued 138,241 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company's ownership interest in the Apollo Operating Group.
On February 11, 2014, the Company issued 2,531,098 Class A shares in settlement of vested RSUs and vested options that were exercised. This issuance caused the Company's ownership interest in the Apollo Operation Group to increase from 39.0% to 39.4%.
On February 26, 2014, the Company issued 2,530 Class A shares in settlement of the exercise of vested options. This issuance did not cause a material change to the Company's ownership interest in the Apollo Operating Group.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$1,309,073	$497,261	$1,132,089	$795,148
Expenses	622,602	322,787	600,115	396,211
Other Income (Loss)	132,173	(8,165)	210,820	354,879
Income Before Provision for Taxes	$818,644	$166,309	$742,794	$753,816
Net Income	$800,065	$148,170	$695,590	$730,169
Income attributable to Apollo Global Management, LLC	$248,978	$58,737	$192,516	$159,160
Net Income per Class A Share - Basic	$1.60	$0.32	$1.13	$0.94
Net Income per Class A Share - Diluted	$1.59	$0.32	$1.13	$0.93

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$776,743	$211,628	$712,373	$1,159,221
Expenses	523,230	316,962	520,008	687,645
Other Income	192,188	1,950,461	27,348	131,088
Income Before Provision for Taxes	$445,701	$1,845,127	$219,713	$602,664
Net Income	$431,141	$1,834,477	$197,796	$584,381
Income (Loss) attributable to Apollo Global Management, LLC	$98,043	$(41,386)	$82,791	$171,509
Net Income (Loss) per Class A Share-Basic	$0.66	$(0.38)	$0.55	$1.12
Net Income (Loss) per Class A Share - Diluted	$0.66	$(0.38)	$0.55	$1.12

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$696,342	$308,876	$(1,479,580)	$645,994
Expenses	641,581	480,006	(158,100)	618,963
Other Income (Loss)	205,164	70,035	(442,310)	285,659
Income (Loss) Before Provision for Taxes	$259,925	$(101,095)	$(1,763,790)	$312,690
Net Income (Loss)	$251,105	$(104,645)	$(1,743,943)	$293,284
Income (Loss) attributable to Apollo Global Management, LLC	$38,156	$(50,989)	$(466,926)	$10,933
Net Income (Loss) per Class A Share-Basic	$0.33	$(0.46)	$(3.86)	$0.05
Net Income (Loss) per Class A Share - Diluted	$0.33	$(0.46)	$(3.86)	$0.05

ITEM 8A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2013
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIE's	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,078,120	$—	$—	$1,078,120
Cash and cash equivalents held at Consolidated Funds	—	1,417	—	1,417
Restricted cash	9,199	—	—	9,199
Investments	509,712	1,971,654	(87,483)	2,393,883
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,095,170	—	1,095,170
Investments, at fair value	—	14,127,480	(1,118)	14,126,362
Other assets	—	280,718	—	280,718
Carried interest receivable	2,366,766	—	(79,691)	2,287,075
Due from Affiliates	323,177	—	(5,930)	317,247
Fixed assets, net	40,251	—	—	40,251
Deferred tax assets	660,199	—	—	660,199
Other assets	42,333	1,837	—	44,170
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	94,927	—	—	94,927
Total Assets	$5,213,536	$17,478,276	$(213,831)	$22,477,981
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	37,880	279	—	38,159
Accrued compensation and benefits	41,711	—	—	41,711
Deferred revenue	279,479	—	—	279,479
Due to affiliates	594,518	853	—	595,371
Profit sharing payable	992,240	—	—	992,240
Debt	750,000	—	—	750,000
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	12,424,839	(877)	12,423,962
Other liabilities	—	609,413	(4,350)	605,063
Due to affiliates	—	81,272	(81,272)	—
Other Liabilities	60,647	2,627	—	63,274
Total Liabilities	$2,756,475	$13,119,283	$(86,499)	$15,789,259

Stockholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,624,113	—	469	2,624,582
Accumulated deficit	(1,587,536)	1,971,682	(1,952,633)	(1,568,487)
Appropriated partners' capital	—	1,620,928	(39,849)	1,581,079
Accumulated other comprehensive income (loss)	33,774	—	(33,679)	95
Total Apollo Global Management, LLC shareholders' equity	1,070,351	3,592,610	(2,025,692)	2,637,269
Non-Controlling Interests in Consolidated Entities	4,987	766,383	1,898,360	2,669,730
Non-Controlling Interests in Apollo Operating Group	1,381,723	—	—	1,381,723
Total Stockholders' Equity	2,457,061	4,358,993	(127,332)	6,688,722
Total Liabilities and Shareholders' Equity	$5,213,536	$17,478,276	$(213,831)	$22,477,981

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2012
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIE's	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$946,225	$—	$—	$946,225
Cash and cash equivalents held at Consolidated Funds	—	1,226	—	1,226
Restricted cash	8,359	—	—	8,359
Investments	467,640	1,694,101	(23,645)	2,138,096
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,682,696	—	1,682,696
Investments, at fair value	—	12,692,508	(2,973)	12,689,535
Other assets	—	299,978	—	299,978
Carried interest receivable	2,004,310	—	(126,054)	1,878,256
Due from Affiliates	180,188	—	(6,876)	173,312
Fixed assets, net	53,452	—	—	53,452
Deferred tax assets	542,208	—	—	542,208
Other assets	32,844	3,921	—	36,765
Goodwill	85,228	—	(36,334)	48,894
Intangible assets, net	137,856	—	—	137,856
Total Assets	$4,458,310	$16,374,430	$(195,882)	$20,636,858
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	37,686	651	—	38,337
Accrued compensation and benefits	56,125	—	—	56,125
Deferred revenue	252,157	—	—	252,157
Due to affiliates	474,123	3,224	104	477,451
Profit sharing payable	857,724	—	—	857,724
Debt	737,818	—	—	737,818
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	11,837,784	(2,829)	11,834,955
Other liabilities	—	634,053	—	634,053
Due to affiliates	—	133,035	(133,035)	—
Other Liabilities	40,755	4,100	—	44,855
Total Liabilities	$2,456,388	$12,612,847	$(135,760)	$14,933,475

Stockholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	3,041,845	—	1,489	3,043,334
Accumulated deficit	(2,196,821)	1,691,502	(1,636,701)	(2,142,020)
Appropriated partners' capital	—	1,801,838	(36,478)	1,765,360
Accumulated other comprehensive income (loss)	7,053	—	(6,909)	144
Total Apollo Global Management, LLC shareholders' equity	852,077	3,493,340	(1,678,599)	2,666,818
Non-Controlling Interests in Consolidated Entities	6,492	268,243	1,618,477	1,893,212
Non-Controlling Interests in Apollo Operating Group	1,143,353	—	—	1,143,353
Total Stockholders' Equity	2,001,922	3,761,583	(60,122)	5,703,383
Total Liabilities and Shareholders' Equity	$4,458,310	$16,374,430	$(195,882)	$20,636,858

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Organizations of the Treadway Commission in 1992. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2013 was effective.
No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fourth quarter of 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
 Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on our internal control over financial reporting which is included in “Item 8. Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	62	Chairman, Chief Executive Officer and Director
Joshua Harris	49	Senior Managing Director and Director
Marc Rowan	51	Senior Managing Director and Director
Marc Spilker	49	President
Martin Kelly	46	Chief Financial Officer
John Suydam	54	Chief Legal Officer and Chief Compliance Officer
James Zelter	51	Managing Director-Credit
Christopher Weidler	39	Chief Accounting Officer and Controller
Michael Ducey	65	Director
Paul Fribourg	59	Director
A.B. Krongard	77	Director
Pauline Richards	65	Director
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
Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Harris currently serves on the board of directors of Berry Plastics Group Inc. Mr. Harris has previously served on the board of directors of EPE Acquisition, LLC and the holding company for Alcan Engineered Products, LyondellBasell Industries B.V., CEVA Logistics, Momentive Performance Materials Holdings LLC, Verso Paper Corp., Metals USA, Inc., Nalco Corporation, Allied Waste Industries, Inc., Pacer International, Inc., General Nutrition Centers, Inc., Furniture Brands International Inc., Compass Minerals International, Inc., Alliance Imaging, Inc., NRT Inc., Covalence Specialty Materials Corp., United Agri Products, Inc., Quality Distribution, Inc., Whitmire Distribution Corp. and Noranda Aluminum Holding Corporation. Mr. Harris is the Managing Partner of the Philadelphia 76ers and the Managing Member of the New Jersey Devils. Mr. Harris is also actively involved in charitable and political organizations. He is a member of The Federal Reserve Bank of New York Investors Advisory Committee on Financial Markets and a member of the Corporate Affairs Committee of the Council on Foreign Relations. Mr. Harris serves as Chairman of the Department of Medicine Advisory Board for The Mount Sinai Medical Center and is on the Board of Trustees of the Mount Sinai Medical Center and the Board of Trustees for the United States Olympic Committee. He is a member of The University of Pennsylvania's Wharton Undergraduate Executive Board and is on the Board of Trustees for the Field School, the Allen-Stevenson School and the Harvard Business School. Mr. Harris

graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a BS in Economics and received his MBA from the Harvard Business School, where he graduated as a Baker and Loeb Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 24 years experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.
Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of the general partner of AAA, Athene Holding Ltd, Athene Life Re Ltd., Caesars Entertainment Corporation and Norwegian Cruise Lines. He has previously served on the boards of directors of AMC Entertainment, Inc., Cablecom GmbH, Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the Youth Renewal Fund and is a member of the boards of directors of the National Jewish Outreach Program, Inc., the Undergraduate Executive Board of the University of Pennsylvania’s Wharton School of Business and the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a BS and an MBA in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 26 years experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.
Marc Spilker. Mr. Spilker joined Apollo as President in 2010 and sits on the firm’s Executive Committee. Mr. Spilker retired from Goldman Sachs in May 2010 following a 20-year career with the firm. He more recently served as the co-head of Goldman Sachs’ Investment Management Division (IMD) and was also a member of the firm-wide Management Committee. Mr. Spilker joined IMD in 2006 as head of Global Alternative Asset Management and became chief operating officer in 2007. Prior to that, Mr. Spilker was responsible for Goldman Sachs’ U.S. Equities Trading and Global Equity Derivatives and was head of Fixed Income, Currency and Commodities in Japan from 1997 to 2000. He was named partner in 1996. Mr. Spilker is a member of the University of Pennsylvania’s Wharton Undergraduate Executive Board, is on the board of directors of The New 42nd Street, Inc., is the Founder of Third Way’s Capital Markets Initiative and chairs the RFK Leadership Council at the Robert F. Kennedy Center for Justice & Human Rights. Mr. Spilker is also a board member of the Samuel Bronfman Department of Medicine Advisory Board at Mount Sinai School of Medicine, and an Advisory Board member for Mount Sinai’s Institute for Genomics and Multiscale Biology. He previously had been a member of the Google Investment Advisory Committee, the American Stock Exchange and the Chicago Mercantile Exchange, and had served on the Boards of the Philadelphia Stock Exchange, the Stone and Bridge Street funds, BrokerTec and Bondbook, LLC. Mr. Spilker graduated with a B.S. in Economics from the Wharton School of the University of Pennsylvania.
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
Christopher Weidler. Mr. Weidler joined Apollo in 2013. Prior to joining Apollo, Mr. Weidler was with Barclays, where he most recently served as a Managing Director and the Financial Controller of the Americas. Since February 2005, Mr. Weidler served in a variety of leadership roles at Barclays that included Global Head of U.S. GAAP Technical Accounting and Global Head of Financial Reporting and Legal Entity Control for the Investment Bank. Prior to joining Barclays, Mr. Weidler spent eight years with PricewaterhouseCoopers LLP in the firm's New York Audit and Assurance practice and in London in the firm’s Global Capital Markets Group. Mr. Weidler received a Bachelor of Science in Accounting from Villanova University in 1997.
Paul Fribourg. Mr. Fribourg has served as an independent director of Apollo and as a member of the conflicts committee of our board of directors since 2011. From 1997 to the present, Mr. Fribourg has served as Chairman and Chief Executive Officer of Continental Grain Company. Prior to 1997, Mr. Fribourg served in a variety of other roles at Continental Grain Company, including Merchandiser, Product Line Manager, Group President and Chief Operating Officer. Mr. Fribourg serves on the boards of directors of Burger King Holdings, Inc., Loews Corporation, Castleton Commodities International LLC and The Estee Lauder Companies, Inc. He also serves as a board member of the Rabobank International North American Agribusiness Advisory Board, the Harvard Business School Board of Dean’s Advisors, the New York University Mitchell Jacobson Leadership Program in Law and Business Advisory Board, the America-China Society, Endeavor Global Inc. and Teach For America-New York. Mr. Fribourg is also a member of the Council on Foreign Relations, the Brown University Advisory Council on China, the International Business Leaders Advisory Council for The Mayor of Shanghai. Mr. Fribourg graduated magna cum laude from Amherst College and completed the Advanced Management Program at Harvard Business School. Mr. Fribourg’s extensive corporate experience enhances the breadth of experience and independence of the board of directors.
A.B. Krongard. Mr. Krongard has served as an independent director of Apollo and as a member of the audit committee of our board of directors since 2011. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until joining the Central Intelligence Agency. Mr. Krongard serves as the Lead Director and audit committee Chairman of Under Armour, Inc. and also serves as a board member of Iridium Communications Inc. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard also serves as the Vice Chairman of the Johns Hopkins Health System. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of the board of directors.
Pauline Richards. Ms. Richards has served as an independent director of Apollo and as Chairman of the audit committee of our board of directors since 2011. From 2008 to the present, Ms. Richards served as Chief Operating Officer of Armour Group Holdings Limited. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also served as a member of the audit committee and chair of the corporate governance committee of the board of directors of Butterfield Bank and serves as a member of the audit and compensation committees of the board of directors of Wyndham Worldwide. Ms. Richards also serves as the Treasurer of the board of directors of PRIDE (Bermuda), a drug prevention organization. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a BA in psychology and has obtained certification as a Certified Management Accountant. Ms. Richards’ extensive finance experience and her service on the boards of other public companies add significant value to the board of directors.
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
Pursuant to a delegation of authority from our manager, which may be revoked, our board of directors has established and at all times will maintain audit and conflicts committees of the board of directors that have the responsibilities described below under “-Committees of the Board of Directors-Audit Committee” and “-Committees of the Board of Directors-Conflicts Committee.”
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
Under the Agreement Among Managing Partners (as described under “Item 13. Certain Relationships and Related Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”), the vote of a majority of the independent members of our board of directors will decide the following: (i) in the event that a vacancy exists on the executive committee of our manager and the remaining members of the executive committee cannot agree on a replacement, the independent members of our board of directors shall select one of the two nominees to the executive committee of our manager presented to them by the remaining members of such executive committee to fill the vacancy on such executive committee and (ii) in the event that at any time after December 31, 2009, Mr. Black wishes to exercise his ability to cause (x) the direct or indirect sale of a ratable interest (or substantially ratable interest) in each Apollo Operating Group entity, or (y) a sale of all or substantially all of our assets, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party, the affirmative vote of the majority of the independent members of our board of directors shall be required to approve such a transaction. We are not a party to the Agreement Among Managing Partners, and neither we nor our shareholders (other than our Strategic Investors, as described under “Item 13. Certain Relationships and Related Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”) have any right to enforce the provisions described above. Such provisions can be amended or waived upon agreement of our Managing Partners at any time.
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
Corporate Governance Guidelines
We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our manager and board of directors carry out their respective responsibilities. The guidelines are available for viewing on our website at www.agm.com under the “Investor Relations” section. We will also provide the guidelines, free of charge, to shareholders who request them. Requests should be directed to our Secretary at Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.
Communications with the Board of Directors
A shareholder or other interested party who wishes to communicate with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally may do so in writing. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.
Executive Sessions of Independent Directors
The independent directors serving on our board of directors meet periodically in executive sessions during the year at regularly scheduled meetings of our board of directors. These executive sessions will be presided over by one of the independent directors serving on our board of directors selected on an ad-hoc basis.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2013, such persons complied with all such filing requirements.

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
Significant Personal Investment. Like our fund investors, certain of our investment professionals make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Party Transactions”), directly or indirectly, and our professionals who receive carried interests in our funds are generally required to invest their own capital in the funds they manage in amounts that are generally proportionate to the size of their participation in incentive income. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the compensation paid to our professionals.

Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and distributions on those shares. In connection with his hiring in 2010, our president was granted options to acquire Class A shares that vest over six years. The vesting requirements and minimum retained ownership requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals.
Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our carried interest programs (described below) as increases in the value of the portfolio investments are recorded in the related funds, we generally make payments in respect of carried interest allocations to our employees only after profitable investments have actually been realized. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our shareholders and the investors in our funds. Moreover, if a fund fails to achieve specified investment returns due to diminished performance of later investments, our carried interest program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of carried interest payments (generally net of tax) previously made to us, our Contributing Partners or our other employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our investors and shareholders. Our general requirement that our professionals invest in the funds we manage further aligns the interests of our professionals, fund investors and Class A shareholders. Finally, the minimum retained ownership requirements of our RSUs, options and AOG Units noted above discourage excessive risk-taking because the value of these units is tied directly to the long-term performance of our Class A shares.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our fund investors and Class A shareholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our five executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2013 are described below. We distinguish among the compensation components applicable to our named executive officers as appropriate in the below summary. Mr. Black is a member of the group referred to elsewhere in this report as the “Managing Partners,” and Mr. Zelter is a member of the group referred to elsewhere in this report as the “Contributing Partners.”
Annual Salary. Each of our named executive officers, other than Mr. Zelter, receives an annual salary. The base salaries of our named executive officers are set forth in the Summary Compensation Table below, and those base salaries were set by our Managing Partners in their judgment after considering the historic compensation levels of the officer, competitive market dynamics, and each officer’s level of responsibility and anticipated contributions to our overall success.
RSUs. In 2013, a portion of our named executive officers’ compensation (other than for Messrs. Black and Spilker) was paid in the form of RSUs. We refer to our annual grants of RSUs as Bonus Grants. The RSUs are subject to multi-year vesting and minimum retained ownership requirements. In 2013, all named executive officers were required to retain at least 85% of any Class A shares issued to them pursuant to RSU awards, net of the number of gross shares sold or netted to pay applicable income or employment taxes. The named executive officer Plan Grants and Bonus Grants are described below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”
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
We currently have two principal types of carried interest programs, dedicated and incentive pool. Messrs. Zelter and Suydam have been awarded rights to participate in a dedicated percentage of the carried interest income earned by the general partners of certain of our funds. Participation in dedicated carried interest in our private equity funds is typically subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the Company. Our financial statements characterize the carried interest income allocated to participating professionals in respect of their dedicated interests as compensation. Actual distributions in respect of dedicated carried interests are included in the “All Other Compensation” column of the summary compensation table.
Our performance based incentive arrangement referred to as the incentive pool further aligns the overall compensation of our professionals to the realized performance of our business. The incentive pool provides for compensation based on carried interest realizations earned by us during the year and enhances our capacity to offer competitive compensation opportunities to our professionals. “Carried interest realizations earned” means carried interest earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly, Zelter, and Suydam, among other of our professionals, were awarded incentive pool compensation based on carried interest realizations we earned during 2013. Allocations to participants in the incentive pool contain both a fixed component (approximately $50,000 in 2013) and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The managing partners determine the amount of the carried interest realizations to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the carried interest realizations attributable to profits generated after creation of the incentive pool program that were taxable in the applicable year and not allocable to dedicated carried interests. Each participant in the incentive pool is entitled to receive, as a fixed component of participation in the incentive pool, his or her pro rata allocation of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the carried interest income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.
Bonus. Two of our named executive officers, Messrs. Zelter and Suydam, received cash bonuses in 2013. The inclusion of discretionary annual bonuses as part of our overall compensation rewards superior performance and enables us to attract and retain talented professionals by enhancing our capacity to offer competitive compensation opportunities while retaining our flexibility to adjust or eliminate these payments from year to year.
Determination of Compensation of Named Executive Officers
Our Managing Partners make all final determinations regarding named executive officer compensation. Decisions about the variable elements of a named executive officer’s compensation, including participation in our carried interest programs and grants of equity-based awards, are based primarily on our Managing Partners’ assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than a Managing Partner) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, our Managing Partners do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine an appropriate reward for the current year’s performance. The determinations by our Managing Partners are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the Managing Partners. Factors that our Managing Partners typically consider in making such determinations include the officer’s type, scope and level of responsibilities and the officer’s overall contributions to our success. Our Managing Partners also consider each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics and the compensation paid to the named executive officer’s peers within the Company.
Note on Distributions on Apollo Operating Group Units
We note that all of our Managing Partners and Contributing Partners, including Messrs. Black and Zelter, beneficially own AOG Units. In particular, as of December 31, 2013, the Managing Partners beneficially owned, through their interest in Holdings, approximately 54% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units (which are made on both vested and unvested units) are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Accordingly, although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning our Managing Partners’ and Contributing Partners’ interests with those of our Class A shareholders, which is consistent with our compensation philosophy. In 2013, the Managing Partners, including Mr. Black, and Contributing Partners, including Mr. Zelter, were required to retain 92.5% of their AOG Units.
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
Compensation Committee Report
As noted above, our board of directors does not have a compensation committee. The executive committee of our manager identified below has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.
Leon Black
Joshua Harris
Marc Rowan

Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2013. Managing Partners Messrs. Harris and Rowan are not included in the table because their compensation, as tabulated in accordance with applicable rules, does not result in either of them being among the three most highly compensated executive officers after our principal executive officer and principal financial officer. Our Managing Partners’ earnings derive predominantly from distributions they receive as a result of their indirect beneficial ownership of AOG Units and their rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the below tables. The officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan ($)(3)	All Other Compensation ($)(4)	Total ($)
Leon Black, Chairman, Chief Executive Officer and Director	2013	100,000	--	--	--	173,053	273,053
	2012	100,000	--	--	--	187,368	287,368
	2011	100,000	--		--	372,996	472,996
Martin Kelly, Chief Financial Officer	2013	1,000,000	--	541,246	--	950,000	2,491,246
	2012	300,000	200,000	4,687,530	--	1,433,411	6,620,941
James Zelter, Managing Director, Credit	2013	--	3,749,788	3,065,771	--	32,599,739	39,415,298
	2012	--	--	2,606,310	5,099,193	14,959,920	22,665,423
	2011	--	--	2,631,239	2,230,843	8,227,188	13,089,270
John Suydam, Chief Legal Officer and Chief Compliance Officer	2013	3,000,000	949,788	504,345	--	7,148,168	11,602,301
	2012	3,000,000	--	496,715	--	3,405,953	6,902,668
	2011	3,000,000	--	1,555,133	--	1,786,111	6,341,244
Marc Spilker, President	2013	2,000,000	--	--	--	--	2,000,000

(1)	Amounts shown for 2013 represent cash bonuses earned in 2013.

(2)
Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 16 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards.

(3)	Because Mr. Zelter’s 2013 income did not include distributions of management fee or incentive income, he did not receive distributions from a non-equity incentive plan in 2013.

(4)
Amounts included for 2013 represent, in part, actual distributions in respect of dedicated carried interest allocations for Messrs. Zelter and Suydam of $32,549,527 and $7,061,133, respectively. Of these 2013 distribution amounts, $5,116 and $1,527, respectively, was paid in the form of AAA RDUs for Messrs. Zelter and Suydam, which RDUs are not subject to vesting. The 2013 amounts also include actual incentive pool distributions of $950,000 for Mr. Kelly and $50,212 for each of Messrs. Zelter and Suydam.

The “All Other Compensation” column for 2013 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $164,803 for Mr. Black and $35,323 for Mr. Suydam. For Mr. Black, this amount includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. For Mr. Suydam, this amount includes the costs to the Company associated with his use of a car service. Except as discussed in this paragraph, no 2013 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The cost of excess liability insurance provided to our named executive officers falls below this threshold. None of Messrs. Kelly, Zelter or Spilker received perquisites or personal benefits in 2013, except for incidental benefits having an aggregate value of less than $10,000 per individual. Our named executive officers also receive occasional secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment, Non-Competition and Non-Solicitation Agreement with Chairman and Chief Executive Officer
In July 2012, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer and a member of our manager’s executive committee, which agreement superseded and is substantially similar to the agreement we entered into with Mr. Black dated July 13, 2007. The term of the agreement concludes on July 19, 2015. Mr. Black has the right to terminate his employment voluntarily at any time, but we may terminate his employment only for cause or by reason of disability (as such terms are defined in his employment agreement).
Mr. Black is entitled during his employment to an annual salary of $100,000 and to participate in our employee benefit plans, as in effect from time to time.
The employment agreement requires Mr. Black to protect the confidential information of Apollo both during and after employment. In addition, until one year after his employment terminates, Mr. Black is required to refrain from soliciting employees under specified circumstances or interfering with our relationships with investors and to refrain from competing with us in a business that involves primarily (i.e., more than 50%) third-party capital, whether or not the termination occurs during the term of the agreement or thereafter. These post-termination covenants survive any termination or expiration of the Agreement Among Managing Partners (described elsewhere in this report under “Item 13. Certain Relationships and Related Party Transactions—Agreement Among Managing Partners”).
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
Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer
On July 2, 2012, we entered into an employment, non-competition and non-solicitation agreement with Martin Kelly, our chief financial officer. His annual base salary is $1,000,000. As provided in his employment agreement, Mr. Kelly received a Plan Grant of 375,000 RSUs in connection with his commencement of employment. He is eligible for an annual bonus in an amount to be determined by us in our discretion, except that his minimum bonus for services performed in 2013 was $1,500,000, a portion of which is subject to payment in the form of Bonus Grants. Mr. Kelly’s employment agreement does not provide for a minimum bonus for services performed after 2013. Consistent with his employment agreement, Mr. Kelly participates in the incentive pool carried interest program and is eligible to receive discretionary distributions thereunder. Any distributions actually received under the incentive pool reduced his 2013 bonus by an equivalent amount.
We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Under the employment agreement, Mr. Kelly will give us 90 days’ notice prior to a resignation for any reason. If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination.
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
Employment, Non-Competition and Non-Solicitation Agreement and Roll-Up Agreement with Managing Director-Credit
We entered into an employment agreement with our Managing Director-Credit, James Zelter, on May 15, 2006. The agreement was amended in connection with the 2007 Reorganization, when Mr. Zelter entered into a Roll-Up Agreement dated as of July 13, 2007, and this discussion refers to the employment agreement as so amended. The agreement provided that Mr.

Zelter would have the right to participate in management fee net income and incentive income attributable to specified funds managed by us, some of which are no longer in existence. Accordingly, the Company no longer treats his employment agreement as operational with regard to his compensation during employment, which is determined by the Executive Committee. Mr. Zelter has acknowledged that he has received all compensation to which he is entitled for services performed in 2013, recognizing that after 2013 he may receive carried interest distributions that relate to events occurring in 2013 and prior years. Pursuant to his employment agreement, Mr. Zelter holds dedicated carried interests in a certain of our investment funds that remain in existence, some of which carried interest rights are subject to vesting. Mr. Zelter receives a portion of his total annual compensation in the form of a Bonus Grant, as discussed below under the section entitled, “Awards of Restricted Share Units Under the Equity Plan.” As required by his employment agreement, Mr. Zelter has made investments of his own capital in various of our funds.
In the event of his termination without cause and other than by reason of death or disability, Mr. Zelter’s employment agreement provides for continued payments with respect to certain specified funds that remain in existence for one year after his employment termination. Upon his termination by reason of death or disability, Mr. Zelter will vest in 50% of his then unvested RSUs.
Mr. Zelter is subject to the restrictive covenants contained in his Roll-Up Agreement, as discussed under “Certain Relationships and Related Party Transactions-Roll-Up Agreements.”
Employment Terms of Chief Legal Officer and Chief Compliance Officer
John Suydam, our chief legal officer and chief compliance officer, does not have an employment agreement with us. Pursuant to the RSU award agreement provided in connection with his Plan Grant, Mr. Suydam is required to protect our confidential information at all times. The Plan Grant agreement also provides that during his employment and for one year thereafter, Mr. Suydam will refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. If Mr. Suydam’s employment is terminated by reason of death or disability, he will vest in 50% of his then unvested RSUs.
Employment, Non-Competition and Non-Solicitation Agreement with President
On November 24, 2010, we entered into an employment, non-competition and non-solicitation agreement with Marc Spilker, our president and a non-voting member of our executive committee. The agreement’s initial term commenced on December 1, 2010 and ended on December 31, 2012, and thereafter it has automatically renewed in one-year increments. Under his employment agreement, Mr. Spilker is entitled to an annual base salary of $2,000,000. As provided in his employment agreement, he received a Plan Grant of 2,500,000 RSUs and options to purchase 5,000,000 Class A shares in connection with his commencement of employment. During his employment, Mr. Spilker is eligible to participate in our employee benefit plans as in effect from time to time. If Mr. Spilker’s employment is terminated by the Company without cause (including as a result of non-renewal of the employment term) or by him for good reason, the employment agreement entitles him to a lump sum payment in an amount equal to six months’ base salary. Upon his termination by the Company without cause, by him for good reason, or by reason of his death or disability, the employment agreement also provides for additional immediate vesting of 50% of his Plan Grant RSUs and options that are unvested as of the date of notice of employment termination.
The employment agreement requires Mr. Spilker to protect the confidential information of Apollo both during and after employment. In addition, the agreement provides that during the term and for 12 months after notice of his employment termination, he will refrain from soliciting our employees, interfering with our relationships with investors and other business relations, and competing with us in a business that manages or invests in assets substantially similar to Apollo or its affiliates, whether or not the termination occurs during the term of the agreement or thereafter. Mr. Spilker is required to give us 90 days’ notice prior to his resignation for any reason.
Awards of Restricted Share Units Under the Equity Plan
On October 23, 2007, we adopted our 2007 Omnibus Equity Incentive Plan. Grants of RSUs under the plan have been made to certain of our named executive officers primarily pursuant to two programs, which we call the “Plan Grants” and the “Bonus Grants.” Following the 2007 Reorganization, Plan Grants were made to Mr. Suydam and a broad range of our other employees. Plan Grants have also been made to subsequent hires, including Messrs. Kelly and Spilker. The Plan Grants generally vest over six years, with the first installment becoming vested approximately one year after grant and the balance vesting thereafter in equal quarterly installments. Holders of Plan Grant RSUs become entitled to distribution equivalents on their vested RSUs if we pay ordinary distributions on our outstanding Class A shares. Once vested, the Class A shares underlying Plan Grants granted prior to 2012 generally are issued on fixed dates, with 7.5% of the shares generally issued once each year over a four-year period and the remaining 70% issued in seven equal quarterly installments commencing in the fifth year. Vested Class A shares underlying Plan Grants issued after 2011 are generally issuable by March 15th after the year in which they vest. The administrator of the 2007

Omnibus Equity Incentive Plan determines when shares issued pursuant to the RSU awards may be disposed of, except that a participant will generally be permitted to sell shares if necessary to cover taxes. Under our retained ownership requirements, in 2013, all named executive officers were required to retain at least 85% of any Class A shares issued to them pursuant to RSU awards (net of the number of gross shares sold or netted to pay applicable income or employment taxes).
During the restricted period set forth in a participant’s award agreement evidencing his Plan Grant (or, for Messrs. Kelly and Spilker, his employment agreement, or Mr. Zelter, his Roll-Up Agreement), the participant will not (i) engage in any business activity in which the Company operates, (ii) render any services to any competitive business or (iii) acquire a financial interest in, or become actively involved with, any competitive business (other than as a passive holding of less than a specified percentage of publicly traded companies). In addition, the grant recipient will be subject to non-solicitation, non-hire and non-interference covenants during employment and for a specified period thereafter. Each grant recipient is generally also bound to a non-disparagement covenant with respect to us and the Managing Partners and to confidentiality restrictions. Any resignation by a grant recipient shall generally require at least 90 days’ notice. Any restricted period applicable to the grant recipient will commence after the notice of termination period.
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
The Bonus Grants are also grants of RSUs under the 2007 Omnibus Equity Incentive Plan. However, the Bonus Grants constitute payment of a portion of the annual compensation earned by certain of our professionals, including Messrs. Kelly, Zelter and Suydam, subject to the employee’s continued service through the vesting dates. Our named executive officers’ Bonus Grants generally differ from their Plan Grants in the following principal ways:

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

Grants of Plan-Based Awards
The following table presents information regarding the awards granted to the named executive officers under a plan in 2013. All were awards of RSUs granted under our 2007 Omnibus Equity Incentive Plan. No options were granted to a named executive officer in 2013.

Name	Grant Date	Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock Awards ($)
Leon Black	--	--		--
Martin Kelly	December 26, 2013	18,114	(1)	541,246	(2)
James Zelter	May 9, 2013	67,440	(1)	1,638,792	(2)
	December 26, 2013	47,757	(1)	1,426,979	(2)
John Suydam	December 26, 2013	16,879	(1)	504,345	(2)
Marc Spilker	--	--		--

(1)
Represents the aggregate number of RSUs covering our Class A shares (none of the Bonus Grants awarded in 2013 vested in 2013 except for Mr. Zelter’s May 9, 2013 Bonus Grant, the first vesting date for which was December 31, 2013). For a discussion of these grants, please see the discussion above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table-Awards of Restricted Share Units Under the Equity Plan.”

(2)
Represents the aggregate grant date fair value of the RSUs granted in 2013, computed in accordance with FASB ASC Topic 718. The amount shown does not reflect compensation actually received, but instead represents the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding outstanding unvested RSU awards and an unexercised option award made by us to our named executive officers on or prior to December 31, 2013 under our 2007 Omnibus Equity Incentive Plan.

		Option Awards					Stock Awards
Name	Date of Grant	Number of Shares Underlying Unexercised Options (# Exercisable)	Number of Shares Underlying Unexercised Options (# Unexercisable)		Option Exercise Price ($/Share)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (8)
Leon Black	--	--	--		--	--	--		--
Martin Kelly	December 26, 2013	--	--		--	--	18,114	(1)	572,584
	December 28, 2012	--	--		--	--	18,022	(2)	569,675
	September 30, 2012	--	--		--	--	296,875	(3)	9,384,219
James Zelter	December 26, 2013	--	--		--	--	47,757	(1)	1,509,599
	May 9, 2013	--	--		--	--	44,960	(2)	1,421,186
	December 28, 2012	--	--		--	--	123,347	(4)	3,898,999
	April 5, 2012	--	--		--	--	18,301	(5)	578,495
John Suydam	December 26, 2013	--	--		--	--	16,879	(1)	533,545
	December 28, 2012	--	--		--	--	20,229	(2)	639,439
	December 28, 2011	--	--		--	--	13,855	(5)	437,957
Marc Spilker	December 2, 2010	208,334	2,500,000	(6)	$8.00	December 2, 2020	1,250,000	(7)	39,512,500

(1)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2014, 2015 and 2016.

(2)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2014 and 2015.

(3)	Plan Grant RSUs that vest in substantially equal installments over the 19 calendar quarters beginning March 31, 2014.

(4)	Plan Grant RSUs that vest in substantially equal installments over the 20 calendar quarters beginning March 31, 2014.

(5)	Bonus Grant RSUs that vest on December 31, 2014.

(6)	Options that vest in substantially equal installments over the 12 calendar quarters beginning March 31, 2014.

(7)	RSUs that vest in substantially equal installments over the 12 calendar quarters beginning March 31, 2014.

(8)	Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $31.61 per Class A share on December 31, 2013.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs or AOG Units held by our named executive officers that vested during 2013 and the number of options exercised by our named executive officers in 2013. With respect to the RSUs and AOG Units, the amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs or AOG Units that vested during 2013 based on the closing price of our Class A shares on the date of vesting. Shares received by our named executive officers are subject to our retained ownership requirements.

		Option Awards			Stock Awards
Name	Type of Award	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)		Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Leon Black	--	--	--		--	--
Martin Kelly	RSUs	--	--		87,136	2,544,994	(2)
James Zelter	AOG Units	--	--		200,160	4,753,466	(3)
	RSUs	--	--		116,473	3,681,712	(2)
John Suydam	RSUs	--	--		140,811	3,616,481	(2)
Marc Spilker	Options	2,291,666	42,475,673	(1)	--	--
	RSUs	--	--		416,667	11,001,077	(2)

(1)	Amounts calculated based on the difference between the exercise price of the options and the price of the underlying Class A shares on the applicable exercise date.

(2)
Amounts calculated by multiplying the number of RSUs held by the named executive officer that vested on each applicable quarter-end or year-end vesting date in 2013 by the closing price per Class A share on that date. Class A shares underlying these vested RSUs are issued to the named executive officer in accordance with the schedules described above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table-Awards of Restricted Share Units Under the Equity Plan.”

(3)
Amounts calculated by multiplying the number of AOG Units beneficially held by the named executive officer that vested on each month-end vesting date in 2013 by the closing price per Class A share on that date. Mr. Zelter's AOG Units vested in full on June 30, 2013.

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
If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, Mr. Kelly will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will vest in 50% of any unvested portion of his Plan Grant RSUs. If his employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Plan Grant and Bonus Grant RSUs.
Upon his termination without cause and other than by reason of death or disability, Mr. Zelter’s employment agreement provides for continued payments with respect to certain specified funds that remain in existence for one year after his employment termination. Upon his termination by reason of death or disability, Mr. Zelter will vest in 50% of his then unvested RSUs.
If Mr. Suydam’s employment is terminated by reason of death or disability, he will vest in 50% of his then unvested RSUs.
If Mr. Spilker’s employment is terminated by the Company without cause (including as a result of non-renewal of the employment term) or by him for good reason, the employment agreement entitles him to a lump sum payment in an amount equal to six months’ base salary. Upon notice of his employment termination by the Company without cause, by him for good reason, or by reason of his death or disability, Mr. Spilker will vest in 50% of his then unvested Plan Grant RSUs and options.
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
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2013 and that the price per share of our Class A shares was $31.61, which is equal to the closing price on such date. For purposes of this table, RSU and option acceleration values are based on the $31.61 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)		Estimated Value of Equity Acceleration ($)
Leon Black	Cause	--		--
	Death, disability	--		--
Martin Kelly	Without cause; by executive for good reason	500,000	(1)	4,692,110	(3)
	Death, disability	--		5,263,239	(3)
James Zelter	Without cause; by executive for good reason	5,100,000	(2)	--
	Death; disability	--		3,704,140	(3)
John Suydam	Without cause; by executive for good reason	--		--
	Death; disability	--		805,471	(3)
Marc Spilker	Without cause; by executive for good reason	1,000,000	(1)	49,268,750	(4)
	Death, disability	--		49,268,750	(4)

(1)
This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2013.

(2)
Pursuant to Mr. Zelter’s employment agreement, had his employment terminated on December 31, 2013, he would have been treated as if he had remained employed, for purposes of receiving distributions in respect of certain specified funds that remained in existence, for 12 additional months.

(3)
This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2013, based on the closing price of a Class A share on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2013.

(4)
This amount represents the additional equity vesting that Mr. Spilker would have received had notice of his employment termination in the circumstances described in the column, “Reason for Employment Termination,” been provided on December 31, 2013, based on the closing price of a Class A share on such date. The portion of this total that relates to options is calculated by multiplying the spread between the option exercise price and the closing price of a Class A share on December 31, 2013 by the number of option shares that would have vested on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding his unvested equity as of December 31, 2013.

Director Compensation
We do not pay additional remuneration to our employees, including Messrs. Black, Harris and Rowan, for their service on our board of directors. The 2013 compensation of Mr. Black is set forth above on the Summary Compensation Table.
During 2013, each independent director received (1) a base annual director fee of $100,000, (2) an additional annual director fee of $25,000 if he or she a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she was a member of the conflicts committee, (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she served as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 (incremental to the fee described in (3)) if he or she served as the chairperson of the conflicts committee. In addition, independent directors were reimbursed for reasonable expenses incurred in attending board meetings.

The following table provides the compensation for our independent directors during the year ended December 31, 2013. The directors received no equity awards in 2013.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Michael Ducey	$150,000	--	$150,000
Paul Fribourg	$110,000	--	$110,000
A. B. Krongard	$125,000	--	$125,000
Pauline Richards	$150,000	--	$150,000

Effective January 1, 2014, we have modified the compensation of our independent directors, with each receiving a base annual director fee of $125,000. Committee fees are unchanged. Each June 30th, independent directors will also receive an annual award of RSUs that have a value of $100,000 at grant and vest on the first anniversary of the grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A shares as of February 26, 2014 by (i) each person known to us to beneficially own more than 5% of the voting Class A shares of Apollo Global Management, LLC, (ii) each of our directors, (iii) each person who is a named executive officer for 2013 and (iv) all directors and executive officers as a group.
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
In respect of our Class A shares, the table set forth below assumes the exchange by Holdings of all AOG Units for our Class A shares with respect to which the person listed below has the right to direct such exchange pursuant to the exchange agreement described under “Item 13. Certain Relationships and Related Party Transactions-Exchange Agreement,” and the distribution of such shares to such person as a limited partner of Holdings.

	Class A Shares Beneficially Owned			Class B Share Beneficially Owned
	Number of Shares	Percent(1)	Total Percentage of Voting Power(2)	Number of Shares	Percent	Total Percentage of Voting Power(2)
Directors and Executive Officers(3):
Leon Black(4)(5)	92,727,166	38.4%	68.8%	1	100%	68.8%
Joshua Harris(4)(5)	54,582,643	26.8%	68.8%	1	100%	68.8%
Marc Rowan(4)(5)	54,582,642	26.8%	68.8%	1	100%	68.8%
Pauline Richards	13,262	*	*	—	—	—
Alvin Bernard Krongard(6)	262,362	*	*	—	—	—
Michael Ducey	16,662	*	*	—	—	—
Paul Fribourg	31,362	*	*	—	—	—
Marc Spilker(7)	1,762,654	1.2%	*	—	—	—
Martin Kelly	46,315	*	*	—	—	—
John Suydam(8)	277,820	*	*	—	—	—
James Zelter(9)	2,517,197	1.7%	*	—	—	—
All directors and executive officers as a group (twelve persons)(10)	206,820,085	58.5%	62.1%	1	100%	68.8%
BRH(5)	—	—	—	1	100%	68.8%
AP Professional Holdings, L.P.(11)	228,954,958	60.6%	68.8%	—	—	—

*Represents less than 1%.

(1)	The percentage of beneficial ownership of our Class A shares is based on voting and non-voting Class A shares outstanding.

(2)	The total percentage of voting power is based on voting Class A shares and the Class B share.

(3)
The shares beneficially owned by the directors and executive officers reflected above do not include 687,500 of Class A shares that will be delivered to Mr. Spilker, and all directors and executive officers as a group, more than 60 days after February 26, 2014 in settlement of vested restricted share units.

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

(6)
Includes 67,500 Class A shares held by a trust for the benefit of Mr. Krongard’s children, for which Mr. Krongard’s children are the trustees. Mr. Krongard disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(7)
Includes 26,350 Class A shares held by a trust for the benefit of Mr. Spilker’s children, for which one of Mr. Spilker’s immediate family members is a trustee and has investment power. The amount also includes 26,350 Class A shares held by a not-for-profit tax exempt foundation for which Mr. Spilker and his spouse are trustees with investment power. Mr. Spilker disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(8)
Includes 24,098 Class A shares held by a trust for the benefit of Mr. Suydam’s spouse and children, for which Mr. Suydam’s spouse is the trustee. Mr. Suydam disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(9)
Includes 240,647 Class A shares held by a trust for the benefit of certain of Mr. Zelter’s family members, for which Mr. Zelter is a trustee. Mr. Zelter disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(10)	Refers to shares beneficially owned by the individuals who were directors and executive officers as of February 26, 2014.

(11)
Assumes that no Class A shares are distributed to the limited partners of Holdings. The general partner of Holdings, is BRH, which is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. BRH is also the general partner of BRH Holdings, L.P., the limited partnership through which Messrs. Black, Harris and Rowan indirectly beneficially own (through estate planning vehicles) their limited partner interests in Holdings,. These individuals disclaim any beneficial ownership of these Class A shares, except to the extent of their pecuniary interest therein.

Securities Authorized for Issuance under Equity Incentive Plans
The following table sets forth information concerning the awards that may be issued under the Company’s Omnibus Equity Incentive Plan as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)(2)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	34,524,596	$8.69	42,364,563
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	34,524,596	$8.69	42,364,563

(1)	Reflects the aggregate number of outstanding options and RSUs granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “Equity Plan”) as of December 31, 2013.

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
Pursuant to the Agreement Among Managing Partners, each of Messrs. Harris and Rowan vested in his interest in the AOG Units in 60 equal monthly installments, and Mr. Black vested in his interest in the AOG Units in 72 equal monthly installments. For the purposes of the vesting provisions of the Agreement Among Managing Partners, our Managing Partners were credited for their employment with us since January 1, 2007. Each is now vested in full. We may not terminate a Managing Partner except for cause or by reason of disability.
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
Transfer Restrictions
No Managing Partner may, nor shall any of such Managing Partner’s permitted transferees, directly or indirectly, voluntarily effect cumulative transfers of Equity Interests (as defined in the Managing Partners Shareholders Agreement), representing more than: (i) 0.0% of his Equity Interests at any time prior to the second anniversary of our IPO (the “registration effectiveness date”), (ii) 7.5% of his Equity Interests at any time on or after the second anniversary and prior to the third anniversary of the registration effectiveness date; (iii) 15% of his Equity Interests at any time on or after the third anniversary and prior to the fourth anniversary of the registration effectiveness date; (iv) 22.5% of his Equity Interests at any time on or after the fourth anniversary and prior to the fifth anniversary of the registration effectiveness date; (v) 30% of his Equity Interests at any time on or after the fifth anniversary and prior to the sixth anniversary of the registration effectiveness date; and (vi) 100% of his Equity Interests at any time on or after the sixth anniversary of the registration effectiveness date, other than, in each case, with respect to transfers (a) from one founder to another founder, (b) to a permitted transferee of such Managing Partner, or (c) in connection with a sale by one or more of our Managing Partners in one or a related series of transactions resulting in the Managing Partners owning or controlling, directly or indirectly, less than 50.1% of the economic or voting interests in us or the Apollo Operating Group, or any other person exercising control over us or the Apollo Operating Group by contract, which would include a transfer of control of our manager.
The percentages referenced in the preceding paragraph will apply to the aggregate amount of Equity Interests held by each Managing Partner (and his permitted transferees) as of July 13, 2007 and adjusted for any additional Equity Interests received by such Managing Partner upon the forfeiture of Equity Interests by another Managing Partner. Any Equity Interests received by a Managing Partner pursuant to the forfeiture provisions of the Agreement Among Managing Partners (described above) will remain subject to the foregoing restrictions in the receiving Managing Partner’s hands; provided, that each Managing Partner shall be permitted to sell without regard to the foregoing restrictions such number of forfeitable interests received by him as are required to pay taxes payable as a result of the receipt of such interests, calculated based on the maximum combined U.S. Federal, New York State and New York City tax rate applicable to individuals; and, provided further, that each Managing Partner who is not required to pay taxes in the applicable fiscal quarter in which he receives Equity Interests as a result of being in the U.S. Federal income tax “safe harbor” will not affect any such sales prior to the six-month anniversary of the applicable termination date which gave rise to the receipt of such Equity Interests. After six years, each Managing Partner and his permitted transferees may transfer all of the Equity Interests of such Managing Partner to any person or entity in accordance with Rule 144, in a registered public offering or in a transaction exempt from the registration requirements of the Securities Act. The above transfer restrictions will lapse with respect to a Managing Partner if such Managing Partner dies or becomes disabled.
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
Indemnity
Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the Managing Partner Shareholders Agreement, we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
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

Registration Rights
Pursuant to the Managing Partner Shareholders Agreement, we have granted Holdings, an entity through which our Managing Partners and Contributing Partners own their AOG units, and its permitted transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our Class A shares held or acquired by them. Under the Managing Partner Shareholders Agreement, the registration rights holders (i) have “demand” registration rights that require us to register under the Securities Act the Class A shares that they hold or acquire, (ii) may require us to make available registration statements permitting sales of Class A shares they hold or acquire in the market from time to time over an extended period and (iii) have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other registration rights holders or initiated by us. We have agreed to indemnify each registration rights holder and certain related parties against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which they sell our shares, unless such liability arose from such holder’s misstatement or omission, and each registration rights holder has agreed to indemnify us against all losses caused by his misstatements or omissions.
Roll-Up Agreements
Pursuant to the Roll-Up Agreements, the Contributing Partners received interests in Holdings, which we refer to as AOG Units, in exchange for their contribution of assets to the Apollo Operating Group. The AOG Units received by our Contributing Partners and any units into which they are exchanged generally vested over six years in equal monthly installments and were fully vested on June 30, 2013. AOG Units were subject to a lock-up until two years after the registration effectiveness date. Thereafter, 7.5% of the AOG Units became, or will become, tradable on each of the second, third, fourth and fifth anniversaries of the registration effectiveness date, with the remaining AOG Units becoming tradable on the sixth anniversary of the registration effectiveness date or upon subsequent vesting. An AOG Unit that is forfeited will revert to the Managing Partners. Our Contributing Partners have the ability to direct Holdings to exercise Holdings’ registration rights described above under “—Managing Partner Shareholders Agreement-Registration Rights.”
Under their Roll-Up Agreements, each of our Contributing Partners is subject to a noncompetition provision until the first anniversary of the date of termination of his service as a partner to us. During that period, our Contributing Partners are prohibited from (i) engaging in any business activity that we operate in, (ii) rendering any services to any alternative asset management business (other than that of us or our affiliates) that involves primarily (i.e., more than 50%) third-party capital or (iii) acquiring a financial interest in, or becoming actively involved with, any competitive business (other than as a passive holding of a specified percentage of publicly traded companies). In addition, our Contributing Partners are subject to nonsolicitation, nonhire and noninterference covenants during employment and for two years thereafter. Our Contributing Partners are also bound to a nondisparagement covenant with respect to us and our Contributing Partners and to confidentiality restrictions. Resignation by any of our Contributing Partners shall require ninety days’ notice. Any restricted period applicable to a Contributing Partner will commence after the ninety day notice of termination period.
Amended and Restated Exchange Agreement
We have entered into an exchange agreement with Holdings under which, subject to certain procedures and restrictions (including the vesting schedules applicable to our Managing Partners and any applicable transfer restrictions and lock-up agreements described above) upon 60 days’ written notice prior to a designated quarterly date, each Managing Partner and Contributing Partner (or certain transferees thereof) has the right to cause Holdings to exchange the AOG Units that he owns through Holdings for our Class A shares and to sell such Class A shares at the prevailing market price (or at a lower price that such Managing Partner or Contributing Partner is willing to accept). To effect the exchange, Holdings distributes the AOG Units to be exchanged to the applicable Managing Partner or Contributing Partner. Under the exchange agreement, the Managing Partner or Contributing Partner must then simultaneously exchange one AOG Unit (being an equal limited partner interest in each Apollo Operating Group entity) for each Class A share received from our intermediate holding companies. As a Managing Partner or Contributing Partner exchanges his AOG Units, our interest in the AOG Units will be correspondingly increased and the voting power of the Class B share will be correspondingly decreased.
The exchange agreement was amended and restated on May 6, 2013. The amendments to the original exchange agreement (i) permit exchanging holders certain rights to revoke exchanges of their AOG Units in whole, but not in part, in certain circumstances; (ii) permit transfers of a holder’s exchanged shares to a qualifying entity that can sell them under a Rule 10b5-1 trading plan; (iii) require the Company to use its commercially reasonable efforts to file and keep effective a shelf registration statement relating to the exchange of Class A shares received upon an exchange of AOG Units; (iv) modify the exchange mechanics to address certain tax considerations of an exchange for exchanging holders; and (v) require exchanging holders to reimburse APO Corp. for any incremental U.S. federal income tax incurred by APO Corp. as a result of the modification of the exchange mechanics.

Amended and Restated Tax Receivable Agreement
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
APO Corp. has entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by APO Corp. to an exchanging or selling Managing Partner or Contributing Partner of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. APO Corp. expects to benefit from the remaining 15% of actual cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that APO Corp. would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had APO Corp. not entered into the tax receivable agreement. The tax savings achieved may not ensure that we have sufficient cash available to pay our tax liability or generate additional distributions to our investors. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flows are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless APO Corp. exercises the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold and units which have not yet been exchanged or sold. Such present value will be determined based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. No payments will be made if any Managing Partner or Contributing Partner elects to exchange his or her AOG Units in a tax-free transaction. In the event that other of our current or future U.S. subsidiaries become taxable as corporations and acquire AOG Units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, each U.S. corporation will become subject to a tax receivable agreement with substantially similar terms. In connection with an amendment of the AMH partnership agreement in April 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% of required payments pursuant to the tax receivable agreement that are attributable to the 2010 fiscal year for a period of four years until 2015.
The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that results from the exchanges entered into by the Managing Partners or Contributing Partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits we claim as a result of such increase in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, our Managing Partners and Contributing Partners would not be obligated under the tax receivable agreement to reimburse APO Corp. for any payments previously made to it (although future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our Managing Partners and Contributing Partners under the tax receivable agreement in excess of 85% of APO Corp.’s actual cash tax savings. In general, estimating the amount of payments that may be made to our Managing Partners and Contributing Partners under the tax receivable agreement is by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including:

•
the timing of the transactions-for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Apollo Operating Group entities at the time of the transaction;

•
the price of our Class A shares at the time of the transaction-the increase in any tax deductions, as well as tax basis increase in other assets, of the Apollo Operating Group entities, is directly proportional to the price of the Class A shares at the time of the transaction;

•	the taxability of exchanges-if an exchange is not taxable for any reason, increased deductions will not be available; and

•
the amount and timing of our income-APO Corp. will be required to pay 85% of the tax savings as and when realized, if any. If APO Corp. does not have taxable income, it is not required to make payments under the tax receivable agreement for that taxable year because no tax savings were actually realized.

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
In connection with the amended and restated exchange agreement, the tax receivable agreement was amended and restated on May 6, 2013 to conform the agreement to the amended and restated exchange agreement, particularly to address the modified exchange mechanics, and to make non-substantive updates to recognize certain additional Apollo Operating Group entities that have been formed since the original tax receivable agreement was entered into in 2007.
Strategic Investors Transaction
On July 13, 2007, we sold securities to the Strategic Investors in return for a total investment of $1.2 billion. Through our intermediate holding companies, we used all of the proceeds from the issuance of such securities to the Strategic Investors to purchase from our Managing Partners 17.4% of their AOG Units for an aggregate purchase price of $1,068 million, and to purchase from our Contributing Partners a portion of their points for an aggregate purchase price of $156 million. The Strategic Investors hold non-voting Class A shares, which represented 30.8% of our issued and outstanding Class A shares and 12.0% of the economic interest in the Apollo Operating Group, in each case as of December 31, 2013.
As all of their holdings in us are non-voting, neither of the Strategic Investors has any means for exerting control over our company.
Strategic Relationship Agreement
On April 20, 2010, we announced a new strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that we will not use a placement agent in connection with securing any future capital commitments from CalPERS. Through December 31, 2013, the Company has reduced fees charged to CalPERS on the funds it manages by approximately $87.3 million.
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
Transfer Restrictions
Following the registration effectiveness date, each Strategic Investor may transfer its non-voting Class A shares up to the percentages set forth below during the relevant periods identified:

Period	Maximum Cumulative Amount
Registration Effectiveness Date-2nd anniversary of the Registration Effectiveness Date	0%
2nd-3rd anniversary of Registration Effectiveness Date	25%
3rd-4th anniversary of Registration Effectiveness Date	50%
4th-5th anniversary of Registration Effectiveness Date	75%
5th anniversary of Registration Effectiveness Date (and thereafter)	100%

Notwithstanding the foregoing, at no time following the registration effectiveness date may a Strategic Investor make a transfer representing 2% or more of our total Class A shares to any one person or group of related persons.
An “Investor Permitted Transferee” includes any entity controlled by, controlling or under common control with a Strategic Investor, or certain of its affiliates so long as that entity continues to be an affiliate of the Strategic Investor at all times following the transfer.
Registration Rights
Pursuant to the Lenders Rights Agreement, each Strategic Investor is afforded four demand registrations with respect to non-voting Class A shares, covering offerings of at least 2.5% of our total equity ownership and customary piggyback registration rights. All cut-backs between the Strategic Investors and Holdings (or its members) in any such demand registration shall be pro rata based upon the number of shares available for sale at such time (regardless of which party exercises a demand).
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
Reimbursements
In the normal course of business, our personnel have made use of aircraft owned as personal assets by Messrs. Black and Rowan. Messrs. Black and Rowan paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Black and Rowan and other of our personnel totaled $763,120 and $1,811,464 for 2013 to Mr. Black and Mr. Rowan, respectively (which amounts are determined based on the lower of the actual costs of operating the aircraft or a specified charter rate). In addition, Mr. Harris makes business and personal use of various aircraft in which we have fractional interests, and pays the contractual cost of his personal usage. The amounts in respect of Mr. Harris' personal usage in 2013 totaled $977,007. Prior to December 11, 2013, we also had fractional interests in an aircraft owned by Heliflite Shares, LLC (“Heliflite”). For 2013, Mr. Harris' personal usage of this aircraft totaled $119,617, and we paid Heliflite $355,851 for use of this aircraft by individuals other than Mr. Harris. Mr.

Spilker, our President, has an approximately 21% indirect ownership interest in Heliflite and serves as a member of its board of directors.
Investments In Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds. In general, such investments are not subject to management fees, and in certain instances, may not be subject to carried interest. The opportunity to invest in our funds is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2013, our professionals have committed or invested approximately $0.9 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and their estate planning vehicles) during 2013 was $8,447,451, $10,223,213, $7,331,024, $5,486,274 and $918,645 for Messrs Black, Harris, Rowan, Zelter, and Suydam, respectively. The amount of distributions, including profits and return of capital to our directors and executive officers (and their estate planning vehicles) during 2013 was $177,015,558, $53,225,718, $40,594,766, $14,746,832, and $6,699,584 for Messrs Black, Harris, Rowan, Zelter, and Suydam, respectively.
Mr. Barry Giarraputo, who was our Chief Accounting Officer and Controller until September 4, 2013, invested $431,022 in our investment funds during 2013 and he received $2,795,930 of distributions, including profits and return of capital.
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
Director Independence
Because more than fifty percent of our voting power is controlled by BRH, we are considered a “controlled company” as defined in the listing standards of the NYSE and we are exempt from the NYSE rules that require that:

•	our board of directors be comprised of a majority of independent directors;

•	we establish a compensation committee composed solely of independent directors; and

•	we establish a nominating and corporate governance committee composed solely of independent directors.
While our board of directors is currently comprised of a majority of independent directors, we plan on availing ourselves of the controlled company exceptions.  We have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Our board of directors has determined that four of our seven directors meet the independence standards under the NYSE and the SEC.  These directors are Messrs. Ducey, Fribourg and Krongard and Ms. Richards.

At such time that we are no longer deemed a controlled company, our board of directors will take all action necessary to comply with all applicable rules within the applicable time period under the NYSE listing standards.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
	(in thousands)
Audit fees	$13,465	(1)	$12,100	(1)
Audit fees for Apollo fund entities	19,505	(2)	18,470	(2)
Audit-related fees	2,340	(3)(4)	875	(3)(4)
Tax fees	3,580	(5)	1,550	(5)
Tax fees for Apollo fund entities	13,835	(2)	12,125	(2)
All other fees	—	(6)	775	(6)

(1)
Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.

(3)	Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.

(4)	Includes audit-related fees for Apollo fund entities of $0.5 million and $0.6 million for the year ended December 31, 2013 and 2012, respectively.

(5)	Tax fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

(6)	Consisted of certain agreed upon procedures.
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

+10.8
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

+10.14	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.15	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.16	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.18	Amended and Restated Employment Agreement with Joseph F. Azrack (incorporated by reference to Exhibit 10.40 to the Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

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

10.23
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012. (incorporated by reference to Exhibit 10.25 to the Registrant Form 10-Q for the Registration Statement on Form S-1 (File No. 333-150141)).

10.24
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

10.25
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

10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.27	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.28	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.29
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.30
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.32	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.33	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34
First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35
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

10.36
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

+10.37
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended March 31, 2011 (File No. 001-35107)).

+10.39	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.40
Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012. (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

+*10.41	Amended and Restated Limited Partnership Agreement of Apollo Advisors VI, L.P., dated as of April 14, 2005 and amended as of August 26, 2005.

+*10.42	Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P., dated as of July 1, 2008 and effective as of August 30, 2007.

+*10.43	Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors I, L.P., dated January 12, 2011 and made effective as of July 14, 2009.

+*10.44	Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors II, L.P., dated January 12, 2011 and made effective as of July 14, 2009.

+*10.45	Third Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity Advisors, L.P., dated January 12, 2011 and made effective as of July 14, 2009.

+*10.46	Second Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity CM Executive Carry, L.P., dated January 12, 2011 and made effective as of July 14, 2009.

+*10.47	Second Amended and Restated Limited Partnership Agreement Apollo Credit Opportunity CM Executive Carry I, L.P. dated January 12, 2011 and made effective as of July 14, 2009.

+*10.48	Second Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity CM Executive Carry II, L.P. dated January 12, 2011 and made effective as of July 14, 2009.

+*10.49	Second Amended and Restated Exempted Limited Partnership Agreement of AGM Incentive Pool, L.P., dated June 29, 2012.

*10.50
Credit Agreement, dated as of December 18, 2013, by and among Apollo Management Holdings, L.P. as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers party thereto, the other guarantors party thereto from time to time, the lenders party thereto from time to time, the issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

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

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: March 3, 2014	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black	Chairman and Chief Executive Officer and Director (principal executive officer)	March 3, 2014
Leon Black

/s/ Martin Kelly	Chief Financial Officer (principal financial officer)	March 3, 2014
Martin Kelly

/s/ Chris Weidler	Chief Accounting Officer	March 3, 2014
Chris Weidler	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	March 3, 2014
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	March 3, 2014
Marc Rowan

/s/ Michael Ducey	Director	March 3, 2014
Michael Ducey

/s/ Paul Fribourg	Director	March 3, 2014
Paul Fribourg

/s/ AB Krongard	Director	March 3, 2014
AB Krongard

/s/ Pauline Richards	Director	March 3, 2014
Pauline Richards

Exhibit 21.1

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
AGRE Europe Management, LLC	Delaware
AGRE NA Management, LLC	Delaware
Apollo Credit Liquidity CM Executive Carry, L.P.	Delaware
Athene Asset Management, LP	Delaware
2012 CMBS-I GP LLC (fka 2012 CMBS GP LLC)	Delaware
2012 CMBS-I Management LLC (fka 2012 CMBS Management LLC)	Delaware
2012 CMBS-II GP LLC	Delaware
2012 CMBS-II Management LLC	Delaware
2012 CMBS-III GP LLC	Delaware
2012 CMBS-III Management LLC	Delaware
A/A Capital Management, LLC	Delaware
A/A Investor I, LLC	Delaware
AAA Associates (Co-Invest VII GP), Ltd.	Cayman Islands
AAA Associates (Co-Invest VII), LP	Cayman Islands
AAA Associates, L.P.	Guernsey
AAA Guernsey Limited	Guernsey
AAA Holdings GP Limited	Guernsey
AAA Holdings, L.P.	Guernsey
AAA Life Re Carry, L.P.	Cayman Islands
AAA MIP Limited	Guernsey
AAM Management Ltd.	Cayman Islands
ACC Advisors A/B, LLC	Delaware
ACC Advisors C, LLC	Delaware
ACC Advisors D, LLC	Delaware
ACC Management, LLC	Delaware
ACREFI Management, LLC	Delaware
AEM GP, LLC	Delaware
AGM India Advisors Private Limited	India
AGRE - DCB, LLC	Delaware
AGRE - E Legacy Management, LLC	Delaware
AGRE - E2 Legacy Management, LLC	Delaware
AGRE Asia Pacific Legacy Management, LLC	Delaware
AGRE Asia Pacific Management, LLC	Delaware
AGRE Asia Pacific Real Estate Advisors GP, Ltd.	Cayman Islands
AGRE Asia Pacific Real Estate Advisors, L.P.	Cayman Islands
AGRE CMBS GP II LLC	Delaware
AGRE CMBS GP LLC	Delaware
AGRE CMBS Management II LLC	Delaware
AGRE CMBS Management LLC	Delaware
AGRE CRE Debt Manager, LLC	Delaware
AGRE Debt Fund I GP, Ltd.	Cayman Islands
AGRE Europe Co-Invest Advisors GP, LLC	Marshall Islands
AGRE Europe Co-Invest Advisors, LP	Marshall Islands
AGRE Europe Co-Invest Management GP, LLC	Marshall Islands
AGRE Europe Co-Invest Management, LP	Marshall Islands
AGRE Europe Legacy Management, LLC	Delaware
AGRE GP Holdings, LLC	Delaware
AGRE NA Legacy Management, LLC	Delaware
AGRE U.S. Real Estate Advisors Cayman, Ltd.	Cayman Islands
AGRE U.S. Real Estate Advisors GP, LLC	Delaware

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
AGRE U.S. Real Estate Advisors, L.P.	Delaware
AIF III Management, LLC	Delaware
AIF V Management, LLC	Delaware
AIF VI Management, LLC	Delaware
AIF VII Management, LLC	Delaware
AIF VIII Management, LLC	Delaware
AION Co-Investors (D) Ltd	Mauritius
ALM IV, Ltd.	Cayman Islands
ALM Loan Funding 2010-1, LLC	Delaware
ALM Loan Funding 2010-3, Ltd.	Cayman Islands
ALM V, Ltd.	Cayman Islands
ALM VI, Ltd	Delaware
ALM VII ( R), LLC	Delaware
ALM VII ( R), Ltd	Cayman Islands
ALM VII ( R)-2, LLC	Delaware
ALM VII ( R)-2, Ltd	Cayman Islands
ALM VII, Ltd.	Cayman Islands
ALM VIII, Ltd.	Cayman Islands
AMH Holdings (Cayman), L.P.	Cayman Islands
AMH Holdings GP, Ltd.	Cayman Islands
AMI (Holdings), LLC	Delaware
AMI (Luxembourg) S.a.r.l.	Luxembourg
ANRP EPE GenPar, Ltd	Cayman Islands
ANRP PG GenPar, Ltd.	Cayman Islands
ANRP Talos GenPar, Ltd.	Cayman Islands
AP Alternative Assets, L.P.	Guernsey
AP AOP VII Transfer Holdco, LLC	Delaware
AP Transport	Delaware
AP TSL Funding, LLC	Delaware
APH HFA Holdings GP, Ltd	Cayman Islands
APH HFA Holdings, L.P.	Cayman Islands
APH Holdings (DC), L.P.	Cayman Islands
APH Holdings (FC), L.P.	Cayman Islands
APH Holdings, L.P.	Cayman Islands
APH I (SUB I), Ltd	Cayman Islands
APH III (SUB I), Ltd	Cayman Islands
APO (FC), LLC	Anguilla
APO Asset Co., LLC	Delaware
APO Corp.	Delaware
Apollo Achilles Co-Invest GP, LLC	Anguilla
Apollo Administration GP Ltd.	Cayman Islands
Apollo Advisors (Mauritius) Ltd.	Mauritius
Apollo Advisors (MHE), LLC	Delaware
Apollo Advisors IV, L.P.	Delaware
Apollo Advisors V (EH Cayman), L.P.	Cayman Islands
Apollo Advisors V (EH), LLC	Anguilla
Apollo Advisors V, L.P.	Delaware
Apollo Advisors VI (APO DC), L.P.	Delaware
Apollo Advisors VI (APO DC-GP), LLC	Delaware
Apollo Advisors VI (APO FC), L.P.	Cayman Islands
Apollo Advisors VI (APO FC-GP), LLC	Anguilla
Apollo Advisors VI (EH), L.P.	Cayman Islands

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
Apollo Advisors VI (EH-GP), Ltd.	Cayman Islands
Apollo Advisors VI, L.P.	Delaware
Apollo Advisors VII (APO DC), L.P.	Delaware
Apollo Advisors VII (APO DC-GP), LLC	Delaware
Apollo Advisors VII (APO FC), L.P.	Cayman Islands
Apollo Advisors VII (APO FC-GP), LLC	Anguilla
Apollo Advisors VII (EH), L.P.	Cayman Islands
Apollo Advisors VII (EH-GP), Ltd.	Cayman Islands
Apollo Advisors VII, L.P.	Delaware
Apollo Advisors VIII (EH), LP	Cayman Islands
Apollo Advisors VIII (EH-GP), Ltd.	Cayman Islands
Apollo Advisors VIII, L.P.	Delaware
Apollo AGRE APREF Co-Investors (D), LP	Cayman Islands
Apollo AGRE Prime Co-Investors (D), LLC	Anguilla
Apollo AGRE USREF Co-Investors (B), LLC	Delaware
Apollo AIE II Co-Investors (B), L.P.	Cayman Islands
Apollo AION Capital Partners	Cayman Islands
Apollo ALS Holdings II GP, LLC	Delaware
Apollo ALST GenPar, Ltd.	Cayman Islands
Apollo ALST Voteco, LLC	Delaware
Apollo Alternative Assets GP Limited	Cayman Islands
Apollo Alternative Assets, L.P.	Cayman Islands
Apollo Anguilla B LLC	Anguilla
Apollo ANRP Advisors (APO DC), L.P.	Delaware
Apollo ANRP Advisors (APO DC-GP), LLC	Delaware
Apollo ANRP Advisors (APO FC), L.P.	Cayman Islands
Apollo ANRP Advisors (APO FC-GP), LLC	Anguilla
Apollo ANRP Advisors (IH), L.P.	Cayman Islands
Apollo ANRP Advisors (IH-GP), LLC	Anguilla
Apollo ANRP Advisors, L.P.	Delaware
Apollo ANRP Capital Management, LLC	Delaware
Apollo ANRP Co-Investors (D), L.P.	Delaware
Apollo ANRP Co-Investors (DC-D), L.P.	Delaware
Apollo ANRP Co-Investors (FC-D), L.P.	Anguilla
Apollo ANRP Co-Investors (IH-D), LP	Anguilla
Apollo ANRP Fund Administration, LLC	Delaware
Apollo APC Capital Management, LLC	Anguilla
Apollo APC Advisors, L.P.	Cayman Islands
Apollo APC Management GP, LLC	Delaware
Apollo APC Management, L.P.	Delaware
Apollo Asia Administration, LLC	Delaware
Apollo Asia Advisors, L.P.	Delaware
Apollo Asia Capital Management, LLC	Delaware
Apollo Asia Management GP, LLC	Delaware
Apollo Asia Management, L.P.	Delaware
Apollo Asian Infrastructure Management, LLC	Delaware
Apollo ASPL Management, LLC	Delaware
Apollo Athlon GenPar, Ltd.	Cayman Islands
Apollo BSL Management, LLC	Delaware
Apollo Capital Credit Management, LLC	Delaware
Apollo Capital Management GP, LLC	Delaware
Apollo Capital Management IV, Inc.	Delaware

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
Apollo Capital Management V, Inc.	Delaware
Apollo Capital Management VI, LLC	Delaware
Apollo Capital Management VII, LLC	Delaware
Apollo Capital Management VIII, LLC	Delaware
Apollo Capital Management, L.P.	Delaware
Apollo Capital Spectrum Advisors, LLC	Delaware
Apollo Capital Spectrum Management, LLC	Delaware
Apollo Centre Street Advisors (APO DC), LLC	Delaware
Apollo Centre Street Advisors (APO DC-GP), LLC	Delaware
Apollo Centre Street Co-Investors (DC-D), L.P.	Delaware
Apollo Centre Street Management, LLC	Delaware
Apollo CKE GP, LLC	Delaware
Apollo COF I Capital Management, LLC	Delaware
Apollo COF II Capital Management, LLC	Delaware
Apollo COF Investor, LLC	Delaware
Apollo Co-Investors (NR EH-D), LP	Anguilla
Apollo Co-Investors Manager, LLC	Delaware
Apollo Co-Investors VI (D), L.P.	Delaware
Apollo Co-Investors VI (DC-D), L.P.	Delaware
Apollo Co-Investors VI (EH-D), LP	Anguilla
Apollo Co-Investors VI (FC-D), LP	Anguilla
Apollo Co-Investors VII (D), L.P.	Delaware
Apollo Co-Investors VII (DC-D), L.P.	Delaware
Apollo Co-Investors VII (EH-D), LP	Anguilla
Apollo Co-Investors VII (FC-D), L.P.	Anguilla
Apollo Co-Investors VII (NR D), L.P.	Delaware
Apollo Co-Investors VII (NR DC-D), L.P.	Delaware
Apollo Co-Investors VII (NR FC-D), LP	Anguilla
Apollo Co-Investors VIII (D), L.P.	Delaware
Apollo Co-Investors VIII (EH-D), LP	Cayman Islands
Apollo Commodities Management GP, LLC	Delaware
Apollo Commodities Management, L.P.	Delaware
Apollo Commodities Partners Fund Administration, LLC	Delaware
Apollo Consumer Credit Advisors, LLC	Delaware
Apollo Consumer Credit Fund, LP	Delaware
Apollo Consumer Credit Master Fund, LP	Delaware
Apollo Credit Advisors I, LLC	Delaware
Apollo Credit Advisors II, LLC	Delaware
Apollo Credit Advisors III, LLC	Delaware
Apollo Credit Capital Management, LLC	Delaware
Apollo Credit Fund LP (fka Stone Tower Credit Fund LP)	Delaware
Apollo Credit Funding I Ltd. (fka Stone Tower Credit Funding I Ltd.)	Cayman Islands
Apollo Credit Income Advisors LLC	Delaware
Apollo Credit Income Co-Investors (D) LLC	Delaware
Apollo Credit Income Management LLC	Delaware
Apollo Credit Liquidity Advisors, L.P.	Delaware
Apollo Credit Liquidity Capital Management, LLC	Delaware
Apollo Credit Liquidity Investor, LLC	Delaware
Apollo Credit Liquidity Management GP, LLC	Delaware
Apollo Credit Liquidity Management, L.P.	Delaware
Apollo Credit Management (CLO), LLC	Delaware
Apollo Credit Management (European Senior Debt), LLC	Delaware

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
Apollo Credit Management (Senior Loans) II, LLC	Delaware
Apollo Credit Management (Senior Loans), LLC	Delaware
Apollo Credit Management, LLC	Delaware
Apollo Credit Opportunity Advisors I, L.P.	Delaware
Apollo Credit Opportunity Advisors II, L.P.	Delaware
Apollo Credit Opportunity Advisors III GP LLC	Delaware
Apollo Credit Opportunity Advisors III, L.P.	Delaware
Apollo Credit Opportunity CM Executive Carry I, L.P.	Delaware
Apollo Credit Opportunity CM Executive Carry II, L.P.	Delaware
Apollo Credit Opportunity Co-Investors III (D) LLC	Delaware
Apollo Credit Opportunity Management III LLC	Delaware
Apollo Credit Opportunity Management, LLC	Delaware
Apollo Credit Senior Loan Fund, L.P.	Delaware
Apollo Credit Short Opportunities Advisors LLC	Delaware
Apollo Credit Short Opportunities Management, LLC	Delaware
Apollo Emerging Markets, LLC	Delaware
Apollo EPF Administration, Limited	Cayman Islands
Apollo EPF Advisors II, L.P.	Cayman Islands
Apollo EPF Advisors, L.P.	Cayman Islands
Apollo EPF Capital Management, Limited	Cayman Islands
Apollo EPF Co-Investors (B), L.P.	Cayman Islands
Apollo EPF Co-Investors II (D), L.P.	Cayman Islands
Apollo EPF Co-Investors II (EURO), LP	Cayman Islands
Apollo EPF II Capital Management, LLC	Marshall Islands
Apollo EPF Management GP, LLC	Delaware
Apollo EPF Management II GP, LLC	Delaware
Apollo EPF Management II, L.P.	Delaware
Apollo EPF Management, L.P.	Delaware
Apollo Europe Advisors, L.P.	Cayman Islands
Apollo Europe Capital Management, Ltd	Cayman Islands
Apollo Europe Management, L.P.	Delaware
Apollo European Credit Advisors, L.P.	Cayman Islands
Apollo European Credit Advisors, LLC	Delaware
Apollo European Credit Co-Investors, LLC	Delaware
Apollo European Credit Management, L.P.	Delaware
Apollo European Credit Management, LLC	Delaware
Apollo European Senior Debt Advisors II, LLC	Delaware
Apollo European Senior Debt Advisors, LLC	Delaware
Apollo European Senior Debt Management, LLC	Delaware
Apollo European Strategic Advisors, L.P.	Cayman Islands
Apollo European Strategic Advisors, LLC	Delaware
Apollo European Strategic Co-Investors, LLC	Delaware
Apollo European Strategic Management, L.P.	Delaware
Apollo European Strategic Management, LLC	Delaware
Apollo Executive Carry VII (NR APO DC), L.P.	Cayman Islands
Apollo Executive Carry VII (NR APO FC), L.P.	Delaware
Apollo Executive Carry VII (NR EH), L.P.	Cayman Islands
Apollo Executive Carry VII (NR), L.P.	Delaware
Apollo Franklin Advisors (APO DC), LP	Delaware
Apollo Franklin Advisors (APO DC-GP), LLC	Delaware
Apollo Franklin Co-Investors (DC-D), LP	Delaware
Apollo Franklin Management, LLC	Delaware

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
Apollo Fund Administration IV, L.L.C.	Delaware
Apollo Fund Administration V, L.L.C.	Delaware
Apollo Fund Administration VI, LLC	Delaware
Apollo Fund Administration VII, LLC	Delaware
Apollo Fund Administration VIII, LLC	Delaware
Apollo Gaucho GenPar, Ltd	Cayman Islands
Apollo Global Real Estate Management GP, LLC	Delaware
Apollo Global Real Estate Management, L.P.	Delaware
Apollo Global Securities, LLC	Delaware
Apollo GSS GP Limited	Channel Islands
Apollo India Credit Opportunity Management, LLC	Delaware
Apollo International Management (Canada) ULC	British Columbia
Apollo International Management GP, LLC	Delaware
Apollo International Management, L.P.	Delaware
Apollo Investment Administration, LLC	Maryland
Apollo Investment Consulting LLC	Delaware
Apollo Investment Management, L.P.	Delaware
Apollo Laminates Agent, LLC	Delaware
Apollo Life Asset Ltd	Cayman Islands
Apollo Longevity, LLC	Delaware
Apollo Management (AOP) VII, LLC	Delaware
Apollo Management (AOP) VIII, LLC	Delaware
Apollo Management (Germany) VI, LLC	Delaware
Apollo Management (MHE), LLC	Delaware
Apollo Management (UK) VI, LLC	Delaware
Apollo Management (UK), L.L.C.	Delaware
Apollo Management Advisors GmbH	Germany
Apollo Management Asia Pacific Limited	Hong Kong
Apollo Management GP, LLC	Delaware
Apollo Management Holdings GP, LLC	Delaware
Apollo Management Holdings, L.P.	Delaware
Apollo Management III, L.P.	Delaware
Apollo Management International LLP	UK
Apollo Management IV, L.P.	Delaware
Apollo Management Singapore Pte Ltd	Singapore
Apollo Management V, L.P.	Delaware
Apollo Management VI, L.P.	Delaware
Apollo Management VII, L.P.	Delaware
Apollo Management VIII, L.P.	Delaware
Apollo Management, L.P.	Delaware
Apollo Maritime Management, LLC	Delaware
Apollo Master Fund Administration, LLC	Delaware
Apollo Master Fund Feeder Advisors, L.P.	Delaware
Apollo Master Fund Feeder Management, LLC	Delaware
Apollo Offshore Credit Fund Ltd. (fka Stone Tower Offshore Credit Fund Ltd)	Cayman Islands
Apollo Palmetto Advisors, L.P.	Delaware
Apollo Palmetto Athene Advisors, L.P.	Delaware
Apollo Palmetto Athene Management, LLC	Delaware
Apollo Palmetto HFA Advisors, L.P.	Delaware
Apollo Palmetto Management, LLC	Delaware
Apollo Parallel Partners Administration, LLC	Delaware
Apollo PE VIII Director, LLC	Anguilla

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
Apollo PG GenPar, Ltd.	Cayman Islands
Apollo Principal Holdings I GP, LLC	Delaware
Apollo Principal Holdings I, L.P.	Delaware
Apollo Principal Holdings II GP, LLC	Delaware
Apollo Principal Holdings II, L.P.	Delaware
Apollo Principal Holdings III GP, Ltd.	Cayman Islands
Apollo Principal Holdings III, L.P.	Cayman Islands
Apollo Principal Holdings IV GP, Ltd.	Cayman Islands
Apollo Principal Holdings IV, L.P.	Cayman Islands
Apollo Principal Holdings IX GP, Ltd.	Cayman Islands
Apollo Principal Holdings IX, L.P.	Cayman Islands
Apollo Principal Holdings V GP, LLC	Delaware
Apollo Principal Holdings V, L.P.	Delaware
Apollo Principal Holdings VI GP, LLC	Delaware
Apollo Principal Holdings VI, L.P.	Delaware
Apollo Principal Holdings VII GP, Ltd.	Cayman Islands
Apollo Principal Holdings VII, L.P.	Cayman Islands
Apollo Principal Holdings VIII GP, Ltd.	Cayman Islands
Apollo Principal Holdings VIII, L.P.	Cayman Islands
Apollo Resolution Servicing GP, LLC	Delaware
Apollo Resolution Servicing, L.P.	Delaware
Apollo Rose GP, LP	Cayman Islands
Apollo Royalties Management, LLC	Delaware
Apollo Senior Loan Fund Co-Investors (D), L.P.	Delaware
Apollo SK Strategic Advisors, L.P.	Cayman Islands
Apollo SK Strategic Advisors, LLC	Anguilla
Apollo SK Strategic Co-Investors (FC-D), LLC	Marshall Islands
Apollo SK Strategic Management, LLC	Delaware
Apollo SOMA Advisors, L.P.	Delaware
Apollo SOMA Capital Management, LLC	Delaware
Apollo SOMA II Advisors, L.P.	Cayman Islands
Apollo SPN Advisors (APO DC), L.P.	Cayman Islands
Apollo SPN Advisors (APO FC), L.P.	Cayman Islands
Apollo SPN Advisors, L.P.	Cayman Islands
Apollo SPN Capital Management (APO DC-GP), LLC	Anguilla
Apollo SPN Capital Management (APO FC-GP), LLC	Anguilla
Apollo SPN Capital Management, LLC	Anguilla
Apollo SPN Co-Investors (D), L.P.	Anguilla
Apollo SPN Co-Investors (DC-D), L.P.	Anguilla
Apollo SPN Co-Investors (FC-D), L.P.	Anguilla
Apollo SPN Management, LLC	Delaware
Apollo ST CLO Holdings GP, LLC	Delaware
Apollo ST Credit Partners GP LLC	Delaware
Apollo ST Credit Strategies GP LLC	Delaware
Apollo ST Debt Advisors LLC	Delaware
Apollo ST Fund Management LLC	Delaware
Apollo ST Operating LP	Delaware
Apollo ST Structured Credit Recovery Partners II GP LLC	Delaware
Apollo Strategic Advisors, L.P.	Cayman Islands
Apollo Strategic Capital Management, LLC	Delaware
Apollo Strategic Management GP, LLC	Delaware
Apollo Strategic Management, L.P.	Delaware

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
Apollo Structured Credit Recovery Advisors III LLC	Delaware
Apollo Structured Credit Recovery Co-Investors III (D), LLC	Delaware
Apollo Structured Credit Recovery Management III LLC	Delaware
Apollo SVF Administration, LLC	Delaware
Apollo SVF Advisors, L.P.	Delaware
Apollo SVF Capital Management, LLC	Delaware
Apollo SVF Management GP, LLC	Delaware
Apollo SVF Management, L.P.	Delaware
Apollo Talos GenPar, Ltd.	Cayman Islands
Apollo Total Return Advisors GP LLC	Delaware
Apollo Total Return Advisors LP	Cayman Islands
Apollo Total Return Co-Investors (D) GP LLC	Delaware
Apollo Total Return Co-Investors (D) LP	Delaware
Apollo Total Return Management LLC	Delaware
Apollo Value Administration, LLC	Delaware
Apollo Value Advisors, L.P.	Delaware
Apollo Value Capital Management, LLC	Delaware
Apollo Value Management GP, LLC	Delaware
Apollo Value Management, L.P.	Delaware
Apollo Verwaltungs V GmbH	Germany
Apollo VII TXU Administration, LLC	Delaware
Apollo Zeus Strategic Advisors, LLC	Delaware
Apollo Zeus Strategic Advisors, LP	Cayman Islands
Apollo Zeus Strategic Co-Investors (DC-D), LLC	Delaware
Apollo Zeus Strategic Management, LLC	Delaware
Apollo Zohar Advisors LLC	Delaware
Apollo/Artus Management, LLC	Delaware
ARM Manager, LLC	Delaware
Athene Investment Analytics LLC	Delaware
Athene Mortgage Opportunities GP, LLC	Delaware
August Global Management, LLC	Florida
Blue Bird GP, Ltd.	Cayman Islands
CAI Strategic European Real Estate Advisors GP, LLC	Marshall Islands
CAI Strategic European Real Estate Advisors, L.P.	Marshall Islands
Champ GP, LLC	Delaware
CMP Apollo LLC	Delaware
Cornerstone CLO Ltd.	Cayman Islands
CPI Asia G-Fdr General Partner GmbH	Germany
CPI Capital Partners Asia Pacific GP Ltd.	Cayman Islands
CPI Capital Partners Asia Pacific MLP II Ltd.	Cayman Islands
CPI Capital Partners Europe GP Ltd.	Cayman Islands
CPI CCP EU-T Scots GP Ltd.	Scotland
CPI European Carried Interest, L.P.	Delaware
CPI European Fund GP LLC	Delaware
CPI NA Cayman Fund GP, L.P.	Cayman Islands
CPI NA Fund GP LP	Delaware
CPI NA GP LLC	Delaware
CPI NA WT Fund GP LP	Delaware
Cyclone Royalties, LLC	Delaware
Delaware Rose GP, LLC	Delaware
EPE Acquisition Holdings, LLC	Delaware
EPF II Team Carry Plan, L.P.	Marshall Islands

LIST OF SUBSIDIARIES
Entity Name	Jurisdiction of Organization
Financial Credit I Capital Management, LLC	Delaware
Financial Credit II Capital Management, LLC	Delaware
Financial Credit Investment Advisors I, L.P.	Cayman Islands
Financial Credit Investment Advisors II, LP	Cayman Islands
Financial Credit Investment I Manager, LLC	Delaware
Financial Credit Investment II Manager, LLC	Delaware
Granite Ventures II Ltd.	Cayman Islands
Granite Ventures III Ltd.	Cayman Islands
Green Bird GP, Ltd.	Cayman Islands
Greenhouse Holdings, Ltd.	Cayman Islands
GSAM Apollo Holdings, LLC	Delaware
Gulf Stream - Compass CLO 2005-II, Ltd.	Cayman Islands
Gulf Stream - Compass CLO 2007, Ltd.	Cayman Islands
Gulf Stream - Rashinban CLO 2006-I, Ltd.	Cayman Islands
Gulf Stream - Sextant CLO 2006-I, Ltd.	Cayman Islands
Gulf Stream - Sextant CLO 2007-I, Ltd.	Cayman Islands
Gulf Stream Asset Management, LLC	North Carolina
Harvest Holdings, LLC	Marshall Islands
Insight Solutions GP, LLC	Delaware
Karpos Investments, LLC	Marshall Islands
Lapithus EPF II Team Carry Plan, LP	Marshall Islands
LeverageSource Management, LLC	Delaware
London Prime Apartments Guernsey Holdings Limited	Guernsey
London Prime Apartments Guernsey Limited	Guernsey
Neptune Finance CCS, Ltd.	Cayman Islands
Ohio Haverly Finance Company GP, LLC	Delaware
Ohio Haverly Finance Company, L.P.	Delaware
Rampart CLO 2006-1 Ltd.	Cayman Islands
Rampart CLO 2007 Ltd.	Cayman Islands
Red Bird GP, Ltd.	Cayman Islands
Smart & Final Holdco LLC	Delaware
ST Holdings GP, LLC	Delaware
ST Management Holdings, LLC	Delaware
Stanhope Life Advisors, L.P.	Cayman Islands
Stone Tower Capital LLC	Delaware
Stone Tower CLO II Ltd.	Cayman Islands
Stone Tower CLO III Ltd.	Cayman Islands
Stone Tower CLO IV Ltd.	Cayman Islands
Stone Tower CLO V Ltd.	Cayman Islands
Stone Tower CLO VI Ltd.	Cayman Islands
Stone Tower CLO VII Ltd.	Cayman Islands
Stone Tower Credit Solutions Fund LP	Delaware
Stone Tower Credit Solutions GP LLC	Delaware
Stone Tower Europe Limited	Ireland
Stone Tower Europe LLC	Ireland
Stone Tower Loan Value Recovery Fund GP LLC	Delaware
Stone Tower Offshore Ltd.	Cayman Islands
Stone Tower Structured Credit Recovery Partners GP, LLC	Delaware
VC GP C, LLC	Delaware
VC GP, LLC	Delaware
Verso Paper Investments Management LLC	Delaware
Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION
I, Leon Black, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2013 of Apollo Global Management, LLC;

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
Date: March 3, 2014

/s/ Leon Black
Leon Black
Chief Executive Officer

Exhibit 31.2
CHIEF FINANCIAL OFFICER CERTIFICATION
I, Martin Kelly, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2013 of Apollo Global Management, LLC

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
Date: March 3, 2014

/s/ Martin Kelly
Martin Kelly
Chief Financial Officer

Exhibit 32.1
Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Annual Report of Apollo Global Management, LLC (the “Company”) on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leon Black, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 3, 2014

/s/ Leon Black
Leon Black
Chief Executive Officer

*	The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Annual Report of Apollo Global Management, LLC (the “Company”) on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Martin Kelly, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 3, 2014

/s/ Martin Kelly
Martin Kelly
Chief Financial Officer

*	The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.