Form 10-Q
period 2014-03-31
Apollo Global Management LLC
filed 2014-05-09
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2014 there were 149,102,653 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 3, 2014; as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report and in other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Terms Used in This Report
In this quarterly report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to Apollo Global Management, LLC, a Delaware limited liability company, and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries;
“AMH” refers to Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of Apollo Global Management, LLC;
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
“Assets Under Management,” or “AUM,” refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments;

(ii)
the net asset value, or “NAV,” of our credit funds, other than certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), which have a fee generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

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
Fee-generating AUM consists of assets that we manage and on which we earn management fees or monitoring fees pursuant to management agreements on a basis that varies among the Apollo funds. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, are generally based on the total value of certain structured portfolio company investments, which normally include leverage, less any portion of such total value that is already considered in fee-generating AUM.
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
Carry Eligible AUM refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry Eligible AUM, regardless of whether or not they are currently generating carried interest income. Carry Eligible AUM includes available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that is not currently part of the NAV or fair value of investments that may eventually produce carried interest income.

Carry Generating AUM refers to AUM that is currently generating carried interest income or is above its hurdle rate or preferred return. Carry Generating AUM does not include uncalled commitments because they are not part of the NAV or fair value of investments that are currently generating carried interest income.
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
“Contributing Partners” refer to those of our partners and their related parties (other than our Managing Partners) who indirectly beneficially own (through Holdings) Apollo Operating Group units;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2014 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Managing Partners and Contributing Partners indirectly beneficially own their interests in the Apollo Operating Group units;
“Managing Partners” refer to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals;
“net IRR” of a private equity fund means the gross IRR applicable to all investors, including related parties which may not pay fees, net of management fees, organizational expenses, transaction costs, and certain other fund expenses (including interest incurred by the fund itself). The realized and the estimated unrealized value is adjusted such that up to 20.0% of the unrealized gain is allocated to the general partner, thereby reducing the balance attributable to fund investors’ carried interest all offset to the extent of interest income, and measures returns based on amounts that, if distributed, would be paid to investors of the fund, to the extent that a private equity fund exceeds all requirements detailed within the applicable fund agreement;
“net return” represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable;
“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;
“permanent capital” means capital of publicly traded vehicles that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, such as AP Alternative Assets, L.P. ("AAA"), Apollo Investment Corporation ("AINV"), Apollo Commercial Real Estate Finance, Inc. ("ARI"), Apollo Residential Mortgage, Inc. ("AMTG"), Apollo Tactical Income Fund Inc. ("AIF"), and Apollo Senior Floating Rate Fund Inc. ("AFT"); such publicly traded vehicles may be required, or elect, to return all or a portion of capital gains and investment income;
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

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS
OF FINANCIAL CONDITION (UNAUDITED)
(dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,126,141	$1,078,120
Cash and cash equivalents held at consolidated funds	4,000	1,417
Restricted cash	9,244	9,199
Investments	2,640,676	2,393,883
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,053,958	1,095,170
Investments, at fair value	14,254,534	14,126,362
Other assets	651,506	280,718
Carried interest receivable	1,923,698	2,287,075
Due from affiliates	388,180	317,247
Fixed assets, net	39,128	40,251
Deferred tax assets	631,011	660,199
Other assets	55,247	44,170
Goodwill	49,243	49,243
Intangible assets, net	85,816	94,927
Total Assets	$22,912,382	$22,477,981
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$72,421	$38,159
Accrued compensation and benefits	50,819	41,711
Deferred revenue	337,120	279,479
Due to affiliates	547,058	595,371
Profit sharing payable	894,082	992,240
Debt	750,000	750,000
Liabilities of consolidated variable interest entities:
Debt, at fair value	12,528,255	12,423,962
Other liabilities	914,523	605,063
Other liabilities	31,182	63,274
Total Liabilities	16,125,460	15,789,259
Commitments and Contingencies (see note 14)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 148,952,653 shares and 146,280,784 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid in capital	2,495,338	2,624,582
Accumulated deficit	(1,496,949)	(1,568,487)
Appropriated partners’ capital	1,515,147	1,581,079
Accumulated other comprehensive income	91	95
Total Apollo Global Management, LLC shareholders’ equity	2,513,627	2,637,269
Non-Controlling Interests in consolidated entities	2,983,743	2,669,730
Non-Controlling Interests in Apollo Operating Group	1,289,552	1,381,723
Total Shareholders’ Equity	6,786,922	6,688,722
Total Liabilities and Shareholders’ Equity	$22,912,382	$22,477,981
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Advisory and transaction fees from affiliates, net	$116,065	$47,419
Management fees from affiliates	209,791	150,447
Carried interest income from affiliates	165,544	1,111,207
Total Revenues	491,400	1,309,073
Expenses:
Compensation and benefits:
Equity-based compensation	58,978	45,286
Salary, bonus and benefits	80,530	73,396
Profit sharing expense	103,959	423,620
Total Compensation and Benefits	243,467	542,302
Interest expense	3,114	7,518
Professional fees	19,452	16,060
General, administrative and other	24,678	22,941
Placement fees	1,786	9,358
Occupancy	9,903	9,805
Depreciation and amortization	11,719	14,618
Total Expenses	314,119	622,602
Other Income:
Net gains from investment activities	223,408	52,133
Net gains from investment activities of consolidated variable interest entities	47,735	47,861
Income from equity method investments	22,910	27,790
Interest income	3,328	3,091
Other income, net	17,531	1,298
Total Other Income	314,912	132,173
Income before income tax provision	492,193	818,644
Income tax provision	(32,549)	(18,579)
Net Income	459,644	800,065
Net income attributable to Non-controlling Interests	(387,475)	(551,087)
Net Income Attributable to Apollo Global Management, LLC	$72,169	$248,978
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.32	$1.60
Net Income Available to Class A Share –Diluted	$0.32	$1.59
Weighted Average Number of Class A Shares – Basic	147,776,519	131,249,034
Weighted Average Number of Class A Shares – Diluted	147,776,519	136,019,801
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Net Income	$459,644	$800,065
Other Comprehensive Loss, net of tax:
Net unrealized loss on available-for-sale securities (from equity method investment)	(4)	(2)
Total Other Comprehensive Loss, net of tax	(4)	(2)
Comprehensive Income	459,640	800,063
Comprehensive Income attributable to Non-Controlling Interests	(362,652)	(512,845)
Comprehensive Income Attributable to Apollo Global Management, LLC	$96,988	$287,218
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2013	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	825	—	—	—	825	—	—	825
Capital increase related to equity-based compensation	—	—	34,290	—	—	—	34,290	—	9,702	43,992
Capital contributions	—	—	—	—	—	—	—	191,045	—	191,045
Distributions	—	—	(163,738)	—	(43,332)	—	(207,070)	(20,431)	(252,000)	(479,501)
Distributions related to deliveries of Class A shares for RSUs	2,091,339	—	(3)	(22,813)	—	—	(22,816)	—	—	(22,816)
Purchase of AAA shares	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(1,930)	—	—	—	(1,930)	1,930	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,036	—	—	—	1,036	—	—	1,036
Net income	—	—	—	248,978	38,242	—	287,220	27,599	485,246	800,065
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(2)	(2)	—	—	(2)
Balance at March 31, 2013	132,145,332	1	$2,913,814	$(1,915,855)	$1,760,270	$142	$2,758,371	$2,031,029	$1,386,301	$6,175,701
Balance at January 1, 2014	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	658	—	—	—	658	—	—	658
Capital increase related to equity-based compensation	—	—	58,682	—	—	—	58,682	—	—	58,682
Capital contributions	—	—	—	—	—	—	—	131,153	—	131,153
Distributions	—	—	(186,344)	—	(90,755)	—	(277,099)	(27,803)	(247,271)	(552,173)
Distributions related to deliveries of Class A shares for RSUs	2,671,869	—	—	(631)	—	—	(631)	—	—	(631)
Purchase of AAA shares	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Net income	—	—	—	72,169	24,823	—	96,992	207,552	155,100	459,644
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(4)	(4)	—	—	(4)
Balance at March 31, 2014	148,952,653	1	$2,495,338	$(1,496,949)	$1,515,147	$91	$2,513,627	$2,983,743	$1,289,552	$6,786,922
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(dollars in thousands, except share data)

	2014	2013
Cash Flows from Operating Activities:
Net income	$459,644	$800,065
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	58,978	45,286
Depreciation and amortization	2,609	2,874
Amortization of intangible assets	9,110	11,744
Amortization of debt issuance costs	320	128
Unrealized gains from investment in HFA and other investments	(18,013)	(3,660)
Non-cash interest income	(871)	(824)
Income from equity awards received for directors’ fees	(67)	(612)
Income from equity method investments	(22,910)	(27,790)
Unrealized gain on market value on derivatives	(14,039)	—
Change in fair value of contingent obligations	5,520	13,431
Deferred taxes, net	(7,426)	15,877
Net loss on disposal of fixed assets	23	—
Changes in assets and liabilities:
Carried interest receivable	363,377	(672,897)
Due from affiliates	(55,709)	(16,812)
Other assets	(11,397)	(12,925)
Accounts payable and accrued expenses	34,262	(3,122)
Accrued compensation and benefits	9,512	(2,126)
Deferred revenue	57,641	56,891
Due to affiliates	(67,448)	(20,538)
Profit sharing payable	(89,120)	245,674
Other liabilities	5,179	9,430
Apollo Funds related:
Net realized gains from investment activities	(17,129)	(51,172)
Net unrealized gains from investment activities	(204,372)	(72,982)
Net realized (gains) losses on debt	(357)	7,603
Net unrealized losses on debt	14,119	88,236
Distributions from investment activities	—	62,189
Change in cash held at consolidated variable interest entities	41,212	(37,631)
Purchases of investments	(2,717,322)	(2,464,952)
Proceeds from sale of investments and liquidating distributions	2,580,260	2,541,951
Change in other assets	(370,788)	35,867
Change in other liabilities	344,380	335,922
Net Cash Provided by Operating Activities	$389,178	$885,125
Cash Flows from Investing Activities:
Purchases of fixed assets	(1,520)	(1,352)
Proceeds from disposals of fixed assets	11	—
Cash contributions to equity method investments	(34,916)	(39,318)
Cash distributions from equity method investments	34,950	41,182
Change in restricted cash	(45)	(50)
Net Cash (Used in) Provided by Investing Activities	$(1,520)	$462
Cash Flows from Financing Activities:
Principal repayments of debt and repurchase of debt	—	(107)
Satisfaction of contingent obligations	(14,558)	—
Distributions related to deliveries of Class A shares for RSUs	(631)	(22,813)
Distributions to Non-Controlling Interests in consolidated entities	(5,231)	(3,616)
Contributions from Non-Controlling Interests in consolidated entities	—	232
Distributions paid	(167,209)	(144,277)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(247,271)	(252,000)
Apollo Funds related:
Issuance of debt	1,023,967	332,250
Principal repayment of debt	(918,736)	(911,775)
Purchase of AAA shares	(312)	(62,326)
Distributions paid	(90,755)	(43,332)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(12,471)	(16,815)
Contributions from Non-Controlling Interests in consolidated variable interest entities	96,153	190,813
Net Cash Used in Financing Activities	$(337,054)	$(933,766)
Net Increase (Decrease) in Cash and Cash Equivalents	50,604	(48,179)
Cash and Cash Equivalents, Beginning of Period	1,079,537	947,451
Cash and Cash Equivalents, End of Period	$1,130,141	$899,272
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,494	$10,421
Interest paid by consolidated variable interest entities	39,328	31,618
Income taxes paid	1,644	1,432
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions on equity method investments	$—	$816
Non-cash distributions from equity method investments	(702)	(412)
Change in accrual for purchase of fixed assets	—	1
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	(19,135)	(19,461)
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	—	9,702
Satisfaction of liability related to AAA RDUs	1,183	1,036
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	3,423	1,930
Net transfer of AAA ownership interest from Apollo Global Management, LLC	(3,423)	(1,930)
Unrealized loss on available for sale securities (from equity method investment)	(4)	(2)
Capital increases related to equity-based compensation	58,682	34,290
Dilution impact of issuance of Class A shares	658	825
Tax benefits related to deliveries of Class A shares for RSUs	—	3
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Certain reclassifications, when applicable, have been made to the prior period's condensed consolidated financial statements and notes to conform to the current period's presentation and are disclosed accordingly.
Organization of the Company
The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “2007 Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan (the "Managing Partners").
As of March 31, 2014, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. Federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. Federal income tax purposes, and APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. Federal income tax purposes (collectively, the “Intermediate Holding Companies”), 39.4% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
A.P. Professional Holdings, L.P., a Cayman Islands exempted limited partnership ("Holdings") is the entity through which the Managing Partners and certain of the Company's other partners (the "Contributing Partners") indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of March 31, 2014, Holdings owned the remaining 60.6% of the economic interests in the Apollo Operating Group. The Company consolidates the financial

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
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
On May 15, 2013, the Company completed its public offering for resale of approximately 24.3 million Class A shares owned by the California Public Employees' Retirement System, or "CalPERS," and an affiliate of the Abu Dhabi Investment Authority (the "Strategic Investors") and certain of its Managing Partners, Contributing Partners and employees (collectively, the “Selling Shareholders”) at a price to the public of $25.00 per Class A share, which included approximately 3.2 million Class A shares sold by the Selling Shareholders upon the exercise in full of the underwriters' option to purchase additional shares (the “Secondary Offering”). In connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. No proceeds were received by the Company from the sale of Class A shares by the Selling Shareholders in the Secondary Offering. All underwriting costs were borne by the Selling Shareholders.
As a result of the exchange of AOG Units into Class A shares from the Secondary Offering, the Company's economic interest in the Apollo Operating Group increased from 35.6% to 38.0% and Holdings' economic interest in the Apollo Operating Group decreased from 64.4% to 62.0%. The dilution of Holdings' economic interests in the Apollo Operating Group from the Secondary Offering resulted in a transfer of $50.8 million to Apollo Global Management, LLC's shareholders' equity from Non-Controlling Interests in the Apollo Operating Group. Additionally, as a result of the exchange of AOG Units into Class A shares, the Company recognized a step-up in tax basis of certain assets and liabilities. Similar to our 2007 Reorganization, the Company recognized an increase in the Company's deferred tax assets, tax receivable agreement liability and shareholders' equity as a result of the exchange of AOG Units into Class A shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The types of entities with which Apollo is involved generally include subsidiaries (i.e. general partners and management companies related to the funds the Company manages), entities that have all the attributes of an investment company (e.g., funds) and securitization vehicles (e.g., collateralized loan obligations). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
Pursuant to its consolidation policy, the Company first considers the appropriate consolidation guidance to apply including consideration of whether the entity qualifies for certain scope exceptions and whether the entity should be evaluated under either the previous rules on consolidation of variable interest entities (“VIEs”) or the amended consolidation rules depending on whether or not the entity qualifies for the deferral as further described below. The Company then performs an assessment to determine whether that entity qualifies as a VIE. An entity in which Apollo holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest or through other means, including those VOEs in which the general partner is presumed to have control. Apollo does not consolidate those VOEs in which the presumption of control by the general partner has been overcome through either the granting of substantive

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

rights to the unaffiliated investors to either dissolve the fund or remove the general partner (“kick-out rights”) or the granting of substantive participating rights.
As previously indicated, the consolidation assessment, including the determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo's funds may qualify as VIEs whereas others may qualify as VOEs. The granting of substantive kick-out rights is a key consideration in determining whether an entity is a VIE and whether or not that entity should be consolidated. For example, when the unaffiliated holders of equity investment at risk of a fund with sufficient equity to permit the fund to finance its activities without additional subordinated financial support are not granted substantive kick-out rights and the Company is not part of the group of holders of equity investment at risk, the fund is generally determined to be a VIE, as the holders of equity investment at risk as a group lack the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the legal entity. Alternatively, when the unaffiliated holders of equity investment at risk are granted substantive kick-out rights, the fund is generally determined to be a VOE. However, in certain cases where the Company holds a substantive equity investment at risk in the fund, the fund may be determined to be a VOE even though substantive kick-out rights were not granted to the unaffiliated holders of equity investment at risk. In these cases, the Company is part of the group of holders of equity investment at risk and therefore the holders of equity investment at risk as a group do not lack the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the legal entity.
 If the entity is determined to be a VIE under the conditions above, the Company then assesses whether the entity should be consolidated by applying either the previous consolidation rules or the amended consolidation rules depending on whether the entity qualifies for the deferral of the amended consolidation rules as further described below.
VIEs that qualify for the deferral of the amended consolidation rules because certain conditions are met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities, will continue to apply the previous consolidation rules. VIEs that are securitization or asset-backed financing entities will apply the amended consolidation rules. Under both sets of rules, VIEs for which Apollo is determined to be the primary beneficiary are consolidated.
With respect to VIEs such as Apollo's funds that qualify for the deferral of the amended consolidation rules and therefore apply the previous consolidation rules, Apollo is determined to be the primary beneficiary if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where two or more Apollo related parties hold a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the Company is determined to be the primary beneficiary to the extent it is the party within the related party group that is most closely associated with the VIE.
For VIEs such as Apollo's CLOs that apply the amended consolidation rules, the Company is determined to be the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. CLOs are generally determined to be VIEs if they are formed solely to issue collateralized notes in the legal form of debt and therefore do not have sufficient total equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. With respect to such CLOs, Apollo generally possesses a controlling financial interest in, and therefore consolidates, such CLOs in accordance with the amended consolidation rules when Apollo's role as collateral manager provides the Company with the power to direct the activities that most significantly impact the CLO’s economic performance and the Company has the right to receive certain benefits from the CLO (e.g., incentive fees) that could potentially be significant to the CLO.
Under the previous and the amended consolidation rules, Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, (v) and evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected losses or residual returns of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE.
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
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of March 31, 2014 and December 31, 2013.
For additional disclosures regarding VIEs, see note 4. Intercompany transactions and balances, if any, have been eliminated in the consolidation.
Equity Method Investments—For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the condensed consolidated statements of operations. The carrying amounts of equity method investments are reflected in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of March 31, 2014, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 60.6% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximately 97.5% ownership interest held by limited partners in AP Alternative Assets, L.P. ("AAA") as of March 31, 2014. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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
Revenues—Revenues are reported in three separate categories that include (i) advisory and transaction fees from affiliates, net, which relate to the investments of the funds and may include individual monitoring agreements the Company has with the portfolio companies and debt investment vehicles of the private equity funds and credit funds; (ii) management fees from affiliates, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income (loss) from affiliates, which is normally based on the performance of the funds subject to preferred return.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Advisory and Transaction Fees from Affiliates, Net—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset described below. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s condensed consolidated statements of operations, and any receivable from the respective funds is presented in Due from Affiliates on the condensed consolidated statements of financial condition.
Advisory and transaction fees from affiliates, net, also includes underwriting fees. Underwriting fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at the time the underwriting is completed and the income is reasonably assured and are included in the condensed consolidated statements of operations. Underwriting fees recognized but not received are included in other assets on the condensed consolidated statements of financial condition.
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are included in “Due from Affiliates,” which is discussed further in note 13. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from affiliates are presented net of the Management Fee Offset in the condensed consolidated statements of operations.
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
Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset. When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the management company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is classified as deferred revenue in the consolidated statements of financial condition. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund's liquidation. As the management fees earned by the management company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to Advisory and Transaction Fees from Affiliates in the condensed consolidated statements of operations.
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is classified as deferred revenue in the condensed consolidated statements of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed.
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
Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors the Company considers include the number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

In cases where an investment or financial instrument that is measured and reported at fair value is transferred between levels of the fair value hierarchy, the Company accounts for the transfer as of the end of the reporting period.
Private Equity Investments
The value of liquid investments, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the close price on the date of determination.
Valuation approaches used to estimate the fair value of investments that are less liquid include the market approach and the income approach. The market approach provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The market approach is driven more by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to such factors as the Company’s historical and projected financial data, valuations given to comparable companies, the size and scope of the Company’s operations, the Company’s strengths, weaknesses, expectations relating to the market’s receptivity to an offering of the Company’s securities, applicable restrictions on transfer, industry and market information and assumptions, general economic and market conditions and other factors deemed relevant. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are assumptions of expected results and a calculated discount rate.
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
Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when no market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid credit investments also may use the income approach or market approach. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management, to review and approve the valuation results related to its funds' credit investments. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses.
Real Estate Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. The Company evaluates its loans for possible impairment on a quarterly basis. For Apollo’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
On a quarterly basis, Apollo utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to its funds' real estate investments. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses.

Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Except for the Company’s debt obligation related to the 2013 AMH Credit Facilities (as defined in note 10), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 10, the Company’s long term debt obligation related to the 2013 AMH Credit Facilities are believed to have an estimated fair value of approximately $751.9 million based on obtained broker quotes as of March 31, 2014. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which the Company expects to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair-value hierarchy based on the Company's number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
Fair Value Option—Apollo has elected the fair value option for the convertible notes issued by HFA Holdings Limited (“HFA”) and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible notes in the condensed consolidated statements of operations. See notes 3, 4, and 5 for further disclosure on the investment in HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Financial Instruments held by Consolidated VIEs
The consolidated VIEs hold investments that could be traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors. When market quotations are not available, a model based approach is used to determine fair value.
The consolidated VIEs also have debt obligations that are recorded at fair value. The primary valuation methodology used to determine fair value for debt obligations is market quotation. Prices are based on the average of the “bid” and “ask” prices. In the event that market quotations are not available, a model based approach is used. The model based approach used to estimate the fair values of debt obligations for which market quotations are not available is the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations are discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating. Management uses its discretion and judgment in considering and appraising relevant factors for determining the valuations of its debt obligations.
Goodwill and Intangible Assets
Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2013, the Company performed its annual impairment testing. As the fair value of the Company’s reporting units was in excess of the carrying value as of June 30, 2013, there was no impairment of goodwill or indefinite life intangible assets at such time.

Compensation and Benefits
Equity-Based Compensation—Equity-based awards granted to employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e.,vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. The Company estimates forfeitures for equity-based awards that are not expected to vest. Equity-based awards granted to non-employees for services provided to affiliates are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.
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
The Company sponsors a 401(k) Savings Plan whereby U.S. based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2014 and 2013.
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
Other Income (Loss)
Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening reporting date and the closing reporting date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of investments, at fair value. For the Company's investments held by AAA (see note 3), a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the condensed consolidated statements of operations.
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
Other Income (Loss), Net—Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 13), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
The remaining earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from a hypothetical conversion of these potential common shares.
Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, contingent consideration obligations related to acquisitions, non-cash compensation, fair value of investments and debt in the consolidated and unconsolidated funds and VIEs and fair value of the derivative contracts related to the capital and surplus of Athene Holding Ltd. ("Athene Holding") and its subsidiaries (together with Athene Holding, "Athene"). Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
In April 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The financial statements prepared using the liquidation basis of accounting should present relevant information about the expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. Liabilities should be recognized and measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The guidance requires an entity to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with the sale or settlement of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

those assets and liabilities. Additionally, the amended guidance requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

In July 2013, the FASB issued guidance to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date (e.g. an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled). The guidance does not require new recurring disclosures. The guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

3. INVESTMENTS
The following table represents Apollo’s investments:

	As of March 31, 2014	As of December 31, 2013
Investments, at fair value	$2,236,648	$2,012,027
Other investments	404,028	381,856
Total Investments	$2,640,676	$2,393,883

Investments, at Fair Value
Investments, at fair value, consist of financial instruments held by AAA, investments held by the Apollo Credit Senior Loan Fund, L.P. ("Apollo Senior Loan Fund"), the Company’s investment in HFA and other investments held by the Company at fair value. As of March 31, 2014 and December 31, 2013, the net assets of the consolidated funds (excluding VIEs) were $2,176.1 million and $1,971.1 million, respectively. The following investments, except the investment in HFA and Other Investments, are presented as a percentage of net assets of the consolidated funds:

	As of March 31, 2014					As of December 31, 2013
	Fair Value				% of Net Assets of Consolidated Funds	Fair Value				% of Net Assets of Consolidated Funds
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total	Cost		Private Equity	Credit	Total	Cost
Investments held by:
AAA	$2,147,415	$—	$2,147,415	$1,494,358	98.7%	$1,942,051	$—	$1,942,051	$1,494,358	98.5%
Apollo Senior Loan Fund	—	29,909	29,909	29,612	1.4	—	29,603	29,603	29,226	1.5
HFA	—	58,417	58,417	62,089	N/A	—	39,534	39,534	61,218	N/A
Other Investments	907	—	907	4,081	N/A	839	—	839	4,159	N/A
Total	$2,148,322	$88,326	$2,236,648	$1,590,140	100.1%	$1,942,890	$69,137	$2,012,027	$1,588,961	100.0%
Securities
As of March 31, 2014 and December 31, 2013, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following table represents the sole investment of AAA Investments, which constitutes more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	As of March 31, 2014				As of December 31, 2013
	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds
Athene Holding	Equity	$2,168,531	$1,331,942	99.7%	Equity	$1,950,010	$1,331,942	98.9%
As of March 31, 2014, AAA Investments owned through its subsidiaries the majority of the economic equity of Athene Holding. Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities. See note 13 for further information regarding Athene.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

On October 31, 2012, AAA Investments consummated a transaction whereby substantially all of its assets were contributed to Athene in exchange for common shares of Athene Holding, cash and a short term promissory note (the “AAA Transaction”). Following receipt of required regulatory consents, AAA Investments transferred its remaining investments to Athene Holding on July 29, 2013. After the AAA Transaction, Athene Holding was AAA’s only material investment and as of March 31, 2014 and December 31, 2013, AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding with an economic ownership stake of approximately 72.5% (without giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable), and as of March 31, 2014 and December 31, 2013, effectively held 45% of the voting power of Athene.
As further described in note 17, on April 4, 2014 Athene Holding completed a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”), which was priced at $26 per common share of Athene Holding. Given the observability of this transaction, and the proximity to the March 31, 2014 financial statement date, the $26 per share price was considered to be the best measure of fair value and was therefore utilized for valuing the Athene investment at March 31, 2014.
At December 31, 2013, Athene’s fair value was determined using the embedded value method which was based on the present value of the future expected regulatory distributable income generated by the net assets plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The net assets of Athene consist of the current and projected assets less the current and projected liabilities related to in force insurance contracts. The assets considered capital in excess are fair valued in accordance with the fair value policies disclosed in note 2. The approach of using actuarially projected asset and liability income to value an insurance company is widely used by market participants in the insurance industry, particularly in private company acquisitions. The embedded value of the in force insurance contracts incorporates actuarial projections of expected income utilizing most recently available policyholder contract and experience data, industry information and assumptions, general economic and market conditions, and other factors deemed relevant, including the cost of capital. In addition, consideration is also given to comparable company multiples in the determination of fair value.
The Company, through its consolidation of AAA, had an approximate 68% fully diluted ownership interest in Athene (after giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable) through AAA’s investment in AAA Investments as of March 31, 2014. AAA Investments’ ownership interest in Athene is held indirectly through its subsidiaries and is comprised of common shares and a promissory note which can be settled in cash or common shares of Athene Holding at AAA Investments’ option. Based on the above, the Company had an approximate 1.7% economic ownership interest in Athene Holding’s equity, as of March 31, 2014 and December 31, 2013. The approximate 1.7% economic ownership interest is calculated as the Company’s approximate 2.5% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 68% fully diluted ownership interest in Athene, as of March 31, 2014. The remaining ownership interest in AAA is recognized in the Company’s condensed consolidated statements of operations as non-controlling interest in consolidated entities.

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
The Company has classified the instruments associated with the Apollo Senior Loan Fund investment as Level II and Level III investments. All Level II and Level III investments of the Apollo Senior Loan Fund were valued using broker quotes. See note 5 for further discussion regarding fair value leveling.

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
The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or canceled, the note will be converted on the eighth anniversary of its issuance, on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis,” which is based on a hypothetical exit through conversion to common equity (for which a quoted price exists) as of the valuation date. The Company separately presents interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible note. For the three months ended March 31, 2014 and 2013, the Company recorded $0.9 million and $0.8 million, respectively, in PIK interest income included in interest income in the condensed consolidated statements of operations. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $0.93 and A$1.00 to $1.04 as of March 31, 2014 and 2013, respectively) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and are valued at their fair value under U.S. GAAP at each reporting date. For the three months ended March 31, 2014 and 2013, the Company recorded an unrealized gain of approximately $18.0 million and $4.0 million, respectively, related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations.
The Company has classified the instruments associated with the HFA investment as Level III investments. See note 5 for further discussion regarding fair value leveling.
Net Gains from Investment Activities
Net gains from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains. Additionally, net gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains from investment activities for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$112	$112
Change in net unrealized gains due to changes in fair values	205,363	17,933	223,296
Net Gains from Investment Activities	$205,363	$18,045	$223,408

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$242	$242
Change in net unrealized gains due to changes in fair values	47,770	4,121	51,891
Net Gains from Investment Activities	$47,770	$4,363	$52,133

Other Investments
Other Investments primarily consist of equity method investments. Apollo’s share of operating income generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table presents income from equity method investments for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014		2013
Investments:
Private Equity Funds:
AAA Investments	$124		$27
Apollo Investment Fund V, L.P. (“Fund V”)	10		7
Apollo Investment Fund VI, L.P. (“Fund VI”)	(470)		1,078
Apollo Investment Fund VII, L.P. (“Fund VII”)	9,235		20,413
Apollo Investment Fund VIII, L.P. (“Fund VIII”)	(234)		—
Apollo Natural Resources Partners, L.P. (“ANRP”)	(14)		11
AION Capital Partners Limited (“AION”)	2,787		184
Apollo Asia Private Credit Fund, L.P. (“APC”)	2		1
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	450		384
Apollo Value Investment Fund, L.P. (“VIF”)	4		7
Apollo Strategic Value Fund, L.P. (“SVF”)	(1)		3
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	177		704
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	216		3,574
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	166		888
Apollo Credit Opportunity Fund III, L.P. ("COF III")	658		—
Apollo European Principal Finance Fund, L.P. (“EPF I”)	1,303		(331)
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	(97)		63
Apollo Investment Europe II, L.P. (“AIE II”)	146		57
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	861		583
Apollo Senior Floating Rate Fund Inc. (“AFT”)	1		8
Apollo Residential Mortgage, Inc. (“AMTG”)	88	(1)	486	(2)
Apollo European Credit, L.P. (“AEC”)	117		76
Apollo European Strategic Investments, L.P. (“AESI”)	122		152
Apollo Centre Street Partnership, L.P. (“ACSP”)	512		181
Apollo Investment Corporation (“AINV”)	3,176	(1)	(627)	(2)
Apollo SK Strategic Investments, L.P. ("SK")	80		26
Apollo SPN Investments I, L.P.	182		(413)
Apollo Tactical Income Fund Inc. (“AIF”)	(1)		5
Apollo Franklin Partnership, L.P. ("Franklin Fund")	216		—
Apollo Zeus Strategic Investments, L.P. ("Zeus")	148		—
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	364	(1)	223	(2)
AGRE U.S. Real Estate Fund, L.P.	292		14
CPI Capital Partners North America L.P.	—		58
CPI Capital Partners Asia Pacific, L.P.	(1)		2
Apollo GSS Holding (Cayman), L.P.	81		(4)
BEA/AGRE China Real Estate Fund, L.P.	(2)		—
Other Equity Method Investments:
VC Holdings, L.P. Series A (“Vantium A/B”)	—		13
VC Holdings, L.P. Series C (“Vantium C”)	3,687		(8)
VC Holdings, L.P. Series D (“Vantium D”)	(1,475)		(47)
Other	—		(8)
Total Income from Equity Method Investments	$22,910		$27,790

(1)	Amounts are for the three months ended December 31, 2013, respectively.

(2)	Amounts are for the three months ended December 31, 2012, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Other investments as of March 31, 2014 and December 31, 2013 consisted of the following:

	Equity Held as of
	March 31, 2014		% of Ownership		December 31, 2013		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$1,293		0.057%		$1,168		0.057%
Fund IV	8		0.023		9		0.019
Fund V	97		0.019		94		0.020
Fund VI	8,992		0.104		9,964		0.103
Fund VII	127,509		1.263		137,960		1.258
Fund VIII	16,169		3.098		4,310		3.996
ANRP	3,898		0.821		3,735		0.831
AION	11,365		7.135		6,425		9.970
APC	35		0.045		49		0.046
Credit Funds:
SOMA	7,282		0.843		6,833		0.853
VIF	155		0.070		151		0.124
SVF	14		0.032		17		0.079
ACLF	4,737		3.297		4,559		3.341
COF I	10,016		1.850		10,077		1.850
COF II	3,421		1.413		5,015		1.428
COF III	11,748		2.444		6,720		2.450
EPF I	16,585		1.367		19,332		1.363
EPF II	32,739		1.838		23,212		1.994
AIE II	4,642		2.834		4,500		2.772
Palmetto	16,915		1.186		16,054		1.186
AFT	96		0.034		95		0.034
AMTG(3)	4,047	(1)	0.637	(1)	4,015	(2)	0.632	(2)
AEC	2,580		1.076		2,482		1.230
AESI	4,111		0.990		3,732		0.956
ACSP	9,056		2.474		7,690		2.465
AINV(4)	59,128	(1)	3.004	(1)	55,951	(2)	2.933	(2)
SK	1,794		1.012		1,714		0.997
Apollo SPN Investments I, L.P.	4,353		0.721		4,457		0.828
CION Investment Corporation	1,000		0.463		1,000		0.716
AIF	93		0.036		94		0.036
Franklin Fund	10,395		9.162		10,178		9.107
Zeus	2,770		3.386		1,678		3.383
Apollo Lincoln Fixed Income Fund, L.P.	600		0.990		—		—
Apollo Structured Credit Recovery Master Fund III, L.P.	425		2.439		—		—
Apollo Total Return Fund L.P.	80		0.080		—		—
Real Estate:
ARI(3)	11,427	(1)	1.499	(1)	11,550	(2)	1.500	(2)
AGRE U.S. Real Estate Fund, L.P.	9,175		1.845		9,473		1.845
CPI Capital Partners North America, L.P.	257		0.417		272		0.416
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	105		0.042		106		0.042
Apollo GSS Holding (Cayman), L.P.	3,583		4.751		3,670		3.460
BEA/AGRE China Real Estate Fund, L.P.	70		1.031		72		1.031
Other Equity Method Investments:
Vantium A/B	15		6.450		15		6.450
Vantium C	528		2.071		1,233		2.071
Vantium D	715		6.345		2,190		6.345
Total Other Investments	$404,028				$381,856

(1)	Amounts are as of December 31, 2013.

(2)	Amounts are as of September 30, 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $56,102 and $57,249 based on the quoted market price as of March 31, 2014 and December 31, 2013, respectively.

4. VARIABLE INTEREST ENTITIES
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The purpose of such VIEs is to provide strategy-specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the entities that the Company manages may vary by entity; however, the fundamental risks of such entities have similar characteristics, including loss of invested capital and the return of carried interest income previously distributed to the Company by certain private equity, credit, and real estate entities. The nature of the Company’s involvement with VIEs includes direct and indirect investments and fee arrangements. The Company does not provide performance guarantees and has no other financial obligations to provide funding to VIEs other than its own capital commitments. There is no recourse to the Company for the consolidated VIEs’ liabilities.
The assets and liabilities of the consolidated VIEs are comprised primarily of investments and debt, at fair value, and are included within assets and liabilities of consolidated variable interest entities, respectively, in the condensed consolidated statements of financial condition.
Consolidated Variable Interest Entities
Apollo has consolidated VIEs in accordance with the policy described in note 2. The majority of the consolidated VIEs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt. Through its role as collateral manager of these VIEs, it was determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.
The assets of these consolidated VIEs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated VIEs, which includes investments in loans and corporate bonds, as well as debt obligations held by such consolidated VIEs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs for the three months ended March 31, 2014 and 2013, respectively:

	For the Three Months Ended March 31,
	2014	2013
Net unrealized (losses) gains from investment activities	$(911)	$25,120
Net realized gains from investment activities	17,014	50,930
Net gains from investment activities	16,103	76,050
Net unrealized losses from debt	(14,119)	(88,236)
Net realized gains (losses) from debt	357	(7,603)
Net losses from debt	(13,762)	(95,839)
Interest and other income	170,994	177,125
Interest and other expenses	(125,600)	(109,475)
Net Gains from Investment Activities of Consolidated VIEs	$47,735	$47,861

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014				As of December 31, 2013
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$12,006,603	1.33%		7.3	$11,877,744	1.31%		7.3
Subordinated Notes(2)(3)	947,357	N/A	(1)	8.1	963,099	N/A	(1)	8.1
Total	$12,953,960				$12,840,843

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of March 31, 2014 and December 31, 2013 was $12,528 million and $12,424 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of March 31, 2014 and December 31, 2013, the fair value of the consolidated VIE assets was $15,960 million and $15,502 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of March 31, 2014, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of March 31, 2014 and December 31, 2013. In addition, the tables present the maximum exposure to losses relating to those VIEs.

	As of March 31, 2014
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$7,641,759		$(11,748)		$1,243
Credit	4,575,031		(481,817)		33,962
Real Estate	414,869		(268,946)		—
Total	$12,631,659	(1)	$(762,511)	(2)	$35,205	(3)

(1)	Consists of $278,131 in cash, $11,622,052 in investments and $731,476 in receivables.

(2)	Represents $608,225 in debt and other payables, $150,658 in securities sold, not purchased, and $3,628 in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, is $4,904 million as of March 31, 2014 as discussed in note 14.

	As of December 31, 2013
	Total Assets		Total Liabilities		Apollo Exposure
Private Equity	$7,631,592		$(38,970)		$3,424
Credit	3,926,347		(321,888)		31,241
Real Estate	1,308,559		(950,421)		—
Total	$12,866,498	(1)	$(1,311,279)	(2)	$34,665	(3)

(1)	Consists of $354,686 in cash, $12,034,487 in investments and $477,325 in receivables.

(2)	Represents $1,161,549 in debt and other payables, $106,532 in securities sold, not purchased, and $43,198 in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, was $4,858 million as of December 31, 2013.

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of March 31, 2014 and December 31, 2013, respectively:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	As of March 31, 2014
	Level I(5)	Level II(5)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$2,147,415	$2,147,415
Investments held by Apollo Senior Loan Fund(1)	—	29,909	—	29,909
Investments in HFA and Other(1)	—	—	59,324	59,324
Athene and AAA Services Derivatives(2)	—	—	206,476	206,476
Investments of VIEs, at fair value(4)	4,378	12,412,705	1,837,451	14,254,534
Total Assets	$4,378	$12,442,614	$4,250,666	$16,697,658

Liabilities
Debt of VIEs, at fair value(4)	$—	$2,105,935	$10,422,320	$12,528,255
Contingent Consideration Obligations(3)	—	—	126,473	126,473
Total Liabilities	$—	$2,105,935	$10,548,793	$12,654,728

	As of December 31, 2013
	Level I(5)	Level II(5)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$1,942,051	$1,942,051
Investments held by Apollo Senior Loan Fund(1)	—	28,711	892	29,603
Investments in HFA and Other(1)	—	—	40,373	40,373
Athene and AAA Services Derivatives(2)	—	—	130,709	130,709
Investments of VIEs, at fair value(4)	3,455	12,203,370	1,919,537	14,126,362
Total Assets	$3,455	$12,232,081	$4,033,562	$16,269,098

Liabilities
Debt of VIEs, at fair value(4)	$—	$2,429,815	$9,994,147	$12,423,962
Contingent Consideration Obligations(3)	—	—	135,511	135,511
Total Liabilities	$—	$2,429,815	$10,129,658	$12,559,473

(1)	See note 3 for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and investments in HFA and Other.

(2)	See note 13 for further disclosure regarding the Athene Services Derivative and the AAA Services Derivative.

(3)	See note 14 for further disclosure regarding Contingent Consideration Obligations.

(4)	See note 4 for further disclosure regarding VIEs.

(5)	All level I and II investments and liabilities were valued using third party pricing.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

There were no transfers of financial assets into or out of Level I for the three months ended March 31, 2014 and 2013. The following table summarizes the fair value transfers of financial assets between Level II and Level III for positions that existed as of March 31, 2014 and 2013, respectively:

	For the Three Months Ended March 31,
	2014	2013
Transfers from Level III into Level II(1)	$309,942	$338,294
Transfers from Level II into Level III(1)	141,353	272,593

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

For the three months ended March 31, 2014, transfers of financial liabilities from Level III to Level II and from Level II to Level III relating to liabilities held by the consolidated VIEs totaled $70.3 million and $316.3 million, respectively. There were transfers of debt held by the consolidated VIEs that are valued using broker quotes between Level II and Level III as a result of subjecting broker quotes on these liabilities to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. There were no transfers of financial liabilities into or out of Level I for the three months ended March 31, 2014. For the three months ended March 31, 2013, there were no transfers of financial liabilities between Level I, Level II or Level III.
The following tables summarize the changes in fair value in financial assets, which are measured at fair value and characterized as Level III investments, for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(14,620)	(14,620)
Fees	—	—	—	61,728	—	61,728
Purchases	—	—	871	—	265,063	265,934
Sale of investments/Distributions	—	(6)	(78)	—	(181,435)	(181,519)
Net realized losses	—	—	—	—	(954)	(954)
Changes in net unrealized gains	205,364	28	18,158	14,039	17,535	255,124
Transfer into Level III	—	—	—	—	141,353	141,353
Transfer out of Level III	—	(914)	—	—	(309,028)	(309,942)
Balance, End of Period	$2,147,415	$—	$59,324	$206,476	$1,837,451	$4,250,666
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$205,364	$28	$18,158	$—	$—	$223,550
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	14,491	14,491
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	14,039	—	14,039

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,666,448	$590	$50,311	$2,126	$1,643,465	$3,362,940
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(3,902)	(3,902)
Fees	—	—	—	22,001	—	22,001
Purchases	—	22	1,435	—	384,161	385,618
Sale of investments/Distributions	(62,189)	—	(902)	—	(186,861)	(249,952)
Net realized losses	—	—	—	—	(4,442)	(4,442)
Changes in net unrealized gains (losses)	47,770	9	4,563	—	(1,353)	50,989
Transfer into Level III	—	—	—	—	272,593	272,593
Transfer out of Level III	—	(621)	—	—	(337,673)	(338,294)
Balance, End of Period	$1,652,029	$—	$55,407	$24,127	$1,765,988	$3,497,551
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$47,770	$9	$4,563	$—	$—	$52,342
Change in net unrealized losses included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	(8,655)	(8,655)

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table summarizes the changes in fair value in financial liabilities, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended March 31,
	2014				2013
	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total
Balance, Beginning of Period	$9,994,147	$135,511		$10,129,658	$11,834,955	$142,219		$11,977,174
Elimination of debt attributable to consolidation of VIEs	(15,394)	—		(15,394)	(3,937)	—		(3,937)
Additions	750,966	—		750,966	332,250	—		332,250
Payments	(558,608)	(14,558)		(573,166)	(911,775)	(24,419)		(936,194)
Net realized (gains) losses	(357)	—		(357)	7,603	—		7,603
Changes in net unrealized losses / fair value	5,633	5,520	(1)	11,153	88,236	13,431	(1)	101,667
Transfers into Level III	316,252	—		316,252	—	—		—
Transfers out of Level III	(70,319)	—		(70,319)	—	—		—
Balance, End of Period	$10,422,320	$126,473		$10,548,793	$11,347,332	$131,231		$11,478,563
Change in net unrealized losses included in Net Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$4,996	$—		$4,996	$87,186	$—		$87,186

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized in Level III of the fair value hierarchy as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$2,147,415	Net Asset Value	N/A	N/A	N/A
Investments in HFA and Other	59,324	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Services Derivatives	206,476	Transaction	Private Placement Price	$26.00	$26.00
Investments of Consolidated VIEs:
Bank Debt Term Loans	60,760	Other	N/A	N/A	N/A
Bank Debt Term Loans	22,270	Market Comparable Companies	Comparable Multiples	5.0x	5.0x
Stocks	6,103	Market Comparable Companies	Comparable Multiples	6.5x - 11.2x	8.0x
Corporate loans/ bonds	1,748,318	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,837,451
Total Financial Assets	$4,250,666
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,484	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	11.1%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,148,989	Discounted Cash Flow	Discount Rate	1.7% - 2.0%	1.8%
			Default Rate	2.0%	2.0%
			Recovery Rate	20.0% - 70.0%	65.0%
Senior Secured and Subordinated Notes	7,437,847	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	10,422,320
Contingent Consideration Obligation	126,473	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.4%
Total Financial Liabilities	$10,548,793

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of March 31, 2014
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Transaction	$2,168,531	(3)	100%
Total Investments	2,168,531		100%
Other net liabilities(4)	(21,116)
Total Net Assets	$2,147,415

(2)	These securities are valued primarily using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using the price at which the Athene Holding shares were offered in the Athene Private Placement. The unobservable inputs and respective ranges used are the same as noted for the Athene and AAA Services Derivatives in the table above. See note 17 for discussion of the Athene Private Placement.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at March 31, 2014 is primarily comprised of net assets allocated to the general partner of $122.6 million less $99.0 million in note receivable from an affiliate. Carrying values approximate fair value for other assets and liabilities. The note receivable from an affiliate is a Level III asset valued using the price at which the Athene Holding shares were offered in the Athene Private Placement. The unobservable inputs and respective ranges used are the same as noted for the Athene and AAA Services Derivatives in the table above.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,942,051	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	892	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	40,373	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Services Derivatives	130,709	Discounted Cash Flows	Discount Rate	15.0%	15.0%
			Implied Multiple	1.1x	1.1x
Investments of Consolidated VIEs:
Bank Debt Term Loans	18,467	Other	N/A	N/A	N/A
Stocks	7,938	Market Comparable Companies	Comparable Multiples	6.0x - 9.5x	7.9x
Corporate loans/ bonds	1,893,132	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,919,537
Total Financial Assets	$4,033,562
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,149	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	10.8%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,132,576	Discounted Cash Flow	Discount Rate	1.9% - 2.2%	2.0%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0% - 70.0%	65.2%
Senior Secured and Subordinated Notes	7,026,422	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	9,994,147
Contingent Consideration Obligation	135,511	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.3%
Total Financial Liabilities	$10,129,658

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of December 31, 2013
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted Cash Flow	$1,950,010	(3)	100%
Total Investments	1,950,010		100%
Other net liabilities(4)	(7,959)
Total Net Assets	$1,942,051

(2)	These securities are valued primarily using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Services Derivatives in the table above.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2013 is primarily comprised of net assets allocated to the general partner of $102.1 million less $89.0 million in note receivable from an affiliate. Carrying values approximate fair value for other assets and liabilities (except for the note receivable from an affiliate) and, accordingly, extended valuation procedures are not required. The note receivable from an affiliate is a Level III asset valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Services Derivatives in the table above.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Athene and AAA Services Derivatives
As of March 31, 2014, the significant unobservable input used in the fair value measurement of the Athene Services Derivative and the AAA Services Derivative (each as defined in note 13) is the price at which the Athene Holding shares were offered in the Athene Private Placement which closed on April 4, 2014. The shares in the private placement offering were offered at $26 per share. Given the proximity to the March 31, 2014 financial statement date, the $26 per share price was considered to be the best measure of fair value and was therefore utilized for valuing the Athene investment at March 31, 2014.
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the bank debt term loans and stocks include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies earnings before interest, taxes, depreciation and amortization ("EBITDA") to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
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
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the weighted average cost of capital for the Company. See note 14 for further discussion of the contingent consideration obligations.

6. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of March 31, 2014	As of December 31, 2013
Private Equity	$1,574,182	$1,867,771
Credit	338,695	408,342
Real Estate	10,821	10,962
Total Carried Interest Receivable	$1,923,698	$2,287,075

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The table below provides a roll-forward of the carried interest receivable balance for the three months ended March 31, 2014:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2014	$1,867,771	$408,342	$10,962	$2,287,075
Change in fair value of funds	103,251	62,434	(141)	165,544
Fund cash distributions to the Company	(396,840)	(132,081)	—	(528,921)
Carried Interest Receivable, March 31, 2014	$1,574,182	$338,695	$10,821	$1,923,698

The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds and certain credit and real estate funds, is payable and is distributed to the fund's general partner upon realization of an investment if the fund's cumulative returns are in excess of the preferred return. For most credit funds, carried interest is payable based on realizations after the end of the relevant fund's fiscal year or fiscal quarter, subject to high watermark provisions.

7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of March 31, 2014	As of December 31, 2013
Private Equity	$640,581	$751,192
Credit	247,521	234,504
Real Estate	5,980	6,544
Total Profit Sharing Payable	$894,082	$992,240
The table below provides a roll-forward of the profit sharing payable balance for the three months ended March 31, 2014:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2014	$751,192	$234,504	$6,544	$992,240
Profit sharing expense (1)	66,095	38,466	(602)	103,959
Payments/other	(176,706)	(25,449)	38	(202,117)
Profit sharing payable, March 31, 2014	$640,581	$247,521	$5,980	$894,082

(1)
Includes both of the following: i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo's funds and ii) changes to the fair value of the contingent consideration obligations (see notes 5 and 14) recognized in connection with certain Apollo acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

8. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of March 31, 2014	As of December 31, 2013
Deferred tax liabilities	$—	$37,272
Deferred rent	14,453	14,701
Unsettled trades and redemption payable	6,219	2,516
Other	10,510	8,785
Total Other Liabilities	$31,182	$63,274

9. INCOME TAXES

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. Federal, State and local income taxes. APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, State and Local corporate income taxes. Certain other subsidiaries of the Company are subject to New York City Unincorporated Business Tax (“NYC UBT”) attributable to the Company’s operations apportioned to New York City. In addition, certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions.
The Company’s provision for income taxes totaled $32.5 million and $18.6 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate was approximately 6.61% and 2.27% for the three months ended March 31, 2014 and 2013, respectively.
Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company determined that no unrecognized tax benefits for uncertain tax positions were required to be recorded. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2014, Apollo and its predecessor entities’ U.S. Federal, state, local and foreign income tax returns for the years 2010 through 2013 are open under the general statute of limitations provisions and therefore subject to examination. In addition, the State of New York is examining APO Corp.’s tax returns for tax years 2008 to 2010. The Internal Revenue Service is examining the tax return of Apollo Management Holdings, L.P. for the tax year 2011. The tax returns of APO Corp. for tax years 2010 and 2011 are being examined by the Internal Revenue Service in connection with the filing of a net operating loss carryback claim to the 2010 tax year.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

10. DEBT
Debt consisted of the following:

	As of March 31, 2014		As of December 31, 2013
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	750,000	1.36%	750,000	1.37%

2007 AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership, entered into a $1.0 billion seven year credit agreement (the “2007 AMH Credit Agreement”). Interest payable under the 2007 AMH Credit Agreement was based on Eurodollar LIBOR or Alternate Base Rate ("ABR") as determined by the borrower. On December 20, 2010, Apollo amended the 2007 AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loan from April 20, 2014 to January 3, 2017 and modified certain other terms of the 2007 AMH Credit Agreement. On December 20, 2010, an affiliate of AMH that was a guarantor under the 2007 AMH Credit Agreement repurchased approximately $180.8 million of the term loan in connection with the extension of the maturity date of such loan and thus the 2007 AMH Credit Agreement (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million.
The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at March 31, 2013 was 4.00% and the interest rate on the remaining $5.0 million portion of the loan at March 31, 2013 was 1.25%. Interest expense incurred by the Company related to the 2007 AMH Credit Agreement was $7.3 million for the three months ended March 31, 2013. Amortization expense related to the 2007 AMH Credit Agreement was $0.1 million for the three months ended March 31, 2013.
The outstanding loans under the 2007 AMH Credit Agreement were refinanced on December 18, 2013 with the net proceeds from the 2013 AMH Credit Facilities (as defined below). Additionally, the net proceeds were used to pay fees and expenses associated with the 2013 AMH Credit Facilities. The 2007 AMH Credit Agreement and all related loan documents and security with respect thereto were terminated in connection with the refinancing.
2013 AMH Credit Facilities—On December 18, 2013, AMH and its consolidated subsidiaries and certain other subsidiaries of the Company (collectively, the "Borrowers") entered into new credit facilities (the "2013 AMH Credit Facilities") with JPMorgan Chase Bank, N.A. The 2013 AMH Credit Facilities provide for (i) a term loan facility to AMH (the “Term Facility”) that includes $750 million of the term loan from third-party lenders and $271.7 million of the term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with a final maturity date of January 18, 2019.
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. The interest rate on the $750 million Term Facility as of March 31, 2014 was 1.36% and the commitment fee as of March 31, 2014 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $2.7 million for the three months ended March 31, 2014.
As of March 31, 2014 and December 31, 2013, $750 million of the Term Facility was outstanding with third-party lenders and there is approximately $271.7 million of the Term Facility that is held by a subsidiary of the Company. As of March 31, 2014 and December 31, 2013 the Revolver Facility was undrawn. The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is believed to be approximately $751.9 million based on obtained broker quotes as of March 31, 2014. The $750 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at March 31, 2014 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

In accordance with U.S. GAAP, the Company determined that the refinancing of the outstanding loans under the 2007 AMH Credit Agreement resulted in a debt extinguishment. The Company capitalized debt issuance costs of $6.6 million incurred in relation to the 2013 AMH Credit Facilities which was recorded in other assets in the condensed consolidated statement of financial condition as of December 31, 2013 to be amortized over the life of the term loan and line of credit. Amortization expense related to the 2013 AMH Credit Facilities was $0.3 million for the three months ended March 31, 2014.
The 2013 AMH Credit Facilities are guaranteed and collateralized by AMH and its consolidated subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of fee-generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company. As of March 31, 2014, the Company was not aware of any instances of non-compliance with the financial covenants contained in the 2013 AMH Credit Facilities.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00.
The consolidated net (deficit) assets of each Borrower are summarized as follows:

Borrower	Consolidated Net (Deficit) Assets as of March 31, 2014	Consolidated Net (Deficit) Assets as of December 31, 2013
AMH and subsidiaries (1)	$(497,556)	$(689,958)
Apollo Principal Holdings I, L.P.	1,450,945	1,570,336
Apollo Principal Holdings II, L.P. (2)	115,052	167,844
Apollo Principal Holdings III, L.P.	516,555	661,106
Apollo Principal Holdings IV, L.P.	169,677	163,329
Apollo Principal Holdings V, L.P.	53,680	53,116
Apollo Principal Holdings VI, L.P.	256,555	239,876
Apollo Principal Holdings VII, L.P.	116,502	99,250
Apollo Principal Holdings VIII, L.P.	33,430	16,784
Apollo Principal Holdings IX L.P.	75,419	152,010

(1)	Includes Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P. and ST Management Holdings, LLC, which are consolidated by AMH.

(2)	Includes ST Holdings GP, LLC, which is consolidated by Apollo Principal Holdings II, L.P.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

11. NET INCOME (LOSS) PER CLASS A SHARE
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
The remaining earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.
The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three months ended March 31, 2014 and 2013:

	Basic and Diluted
	For the Three Months Ended March 31,
	2014		2013
Numerator:
Net income attributable to Apollo Global Management, LLC	$72,169		$248,978
Distributions declared on Class A shares	(160,867)	(1)	(138,746)	(2)
Distributions on participating securities	(25,477)		(24,992)
Earnings allocable to participating securities	—	(3)	(13,718)
Undistributed (loss) income attributable to Class A shareholders: Basic	(114,175)		71,522
Dilution effect on undistributed income attributable to Class A shareholders	—		5,600
Dilution effect on distributable income attributable to participating securities	—		—
Undistributed (loss) income attributable to Class A shareholders: Diluted	$(114,175)		$77,122
Denominator:
Weighted average number of Class A shares outstanding: Basic	147,776,519		131,249,034
Dilution effect of share options and unvested RSUs	—		4,770,767
Weighted average number of Class A shares outstanding: Diluted	147,776,519		136,019,801
Net income (loss) per Class A share: Basic
Distributed Income	$1.09		$1.06
Undistributed (Loss) Income	(0.77)		0.54
Net Income per Class A Share: Basic	$0.32		$1.60
Net Income per Class A Share: Diluted(4)
Distributed income	$1.09		$1.02
Undistributed (loss) income	(0.77)		0.57
Net Income per Class A Share: Diluted	$0.32		$1.59

(1)	The Company declared a $1.08 distribution on Class A shares on February 7, 2014.

(2)	The Company declared a $1.05 distribution on Class A shares on February 8, 2013.

(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)
For the three months ended March 31, 2014, the Company had an undistributed loss attributable to Class A shareholders and as such there was no dilution. For the three months ended March 31, 2014, AOG Units, RSUs, share options and participating securities

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

were anti-dilutive and were accordingly excluded from the diluted earnings per share calculation. For the three months ended March 31, 2013, AOG units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.

On October 24, 2007, the Company commenced the granting of restricted share units ("RSUs") that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants." As of March 31, 2014, approximately 21.3 million vested RSUs and 4.0 million unvested RSUs were eligible for participation in distribution equivalents.
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
Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may up to four times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As disclosed in note 1, in connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. In November 2013, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 2.3 million Class A shares were issued by the Company in the exchange. If all of the outstanding AOG Units were exchanged for Class A shares as of March 31, 2014, the result would be an additional 228,954,598 Class A shares added to the diluted earnings per share calculation.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. ("BRH"). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share had a super voting power of 228,954,598 votes as of March 31, 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The table below presents transactions in Class A shares during the three months ended March 31, 2014 and each quarter during the year ended December 31, 2013 and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)	Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2013	Issuance	2,091	35.1%	35.5%	64.9%	64.5%
Quarter Ended June 30, 2013	Issuance/Offering	9,577	35.5%	38.0%	64.5%	62.0%	(1)
Quarter Ended September 30, 2013	Issuance	1,977	38.0%	38.3%	62.0%	61.7%
Quarter Ended December 31, 2013	Issuance/Offering	2,581	38.3%	39.0%	61.7%	61.0%	(1)
Quarter Ended March 31, 2014	Issuance	2,672	39.0%	39.4%	61.0%	60.6%

(1)
Certain holders of AOG Units exchanged their AOG Units for Class A shares. Approximately 8.8 million Class A shares were issued by the Company in the exchange, which settled on May 14, 2013. See note 1 for details regarding the Secondary Offering. In November 2013, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 2.3 million Class A shares were issued by the Company in the exchange.

12. EQUITY-BASED COMPENSATION
AOG Units
The fair value of the AOG Units of approximately $5.6 billion was charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the three months ended March 31, 2013, $15.0 million of compensation expense was recognized. The AOG Units were fully vested and amortized as of June 30, 2013.
RSUs
On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the fair value is discounted primarily for transfer restrictions and in certain cases timing of distributions. For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 35.2% and 15.3% for the three months ended March 31, 2014 and 2013, respectively. Additionally, for Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 5.0% and 5.0% for the three months ended March 31, 2014 and 2013, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.0% and 5.0% for the three months ended March 31, 2014 and 2013, respectively. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter (for Plan Grants) or annual vesting over three years (for Bonus Grants). The actual forfeiture rate was 8.0% and 0.9% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, $30.6 million and $27.5 million of compensation expense was recognized, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table summarizes RSU activity for the three months ended March 31, 2014:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2014	8,777,286	$14.32	22,793,751	31,571,037
Granted	1,252,798	26.34	—	1,252,798
Forfeited (2)	(797,983)	9.75	—	(797,983)
Delivered	—	15.56	(2,524,047)	(2,524,047)
Vested (2)	(1,040,353)	20.84	1,040,353	—
Balance at March 31, 2014	8,191,748	$15.78	21,310,057	29,501,805	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)
In connection with the departure of an employee from the Company, 625,000 RSUs previously granted to such employee vested immediately and 625,000 RSUs previously granted to such employee were forfeited as of March 26, 2014. As a result, the Company recorded an incremental compensation expense of $17.5 million related to the relevant RSU award for the three months ended March 31, 2014.

Units Expected to Vest—As of March 31, 2014, approximately 7,700,000 RSUs were expected to vest over the next 3.2 years.
Share Options
The following options have been granted under the Company's 2007 Omnibus Equity Incentive Plan:

Date of Grant	Options Granted	Vesting Terms
December 2, 2010 (1)	5,000,000
Vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016; 1,250,000 of these options were forfeited during the quarter ended March 31, 2014.

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

(1)
In connection with the departure of an employee from the Company, 1,250,000 share options that were previously granted to such employee vested immediately and 1,250,000 share options that were previously granted to such employee were forfeited as of March 26, 2014. As a result, the Company recorded an incremental compensation expense of $28.1 million relates to the relevant option award agreement for the three months ended March 31, 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

For the three months ended March 31, 2014 and 2013, $28.1 million and $1.2 million of compensation expense was recognized as a result of these grants, respectively.
There were no share options granted during the three months ended March 31, 2014. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2012 and 2011:

Assumptions:	2012	2011
Risk-free interest rate	1.11%	2.79%
Weighted average expected dividend yield	8.13%	2.25%
Expected volatility factor(1)	45.00%	40.22%
Expected life in years	6.66	5.72
Fair value of options per share	$3.01	$8.44

(1)	The Company determined its expected volatility based on comparable companies using daily stock prices and the Company’s volatility.

The following table summarizes the share option activity for the three months ended March 31, 2014:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2014	2,950,003	$8.69	$16,124	7.08
Exercised	(212,500)	8.09	(1,179)	—
Forfeited	(1,250,000)	8.00	(7,025)	—
Balance at March 31, 2014	1,487,503	9.36	$7,920	6.99
Exercisable at March 31, 2014	1,310,419	$8.42	$28,244	6.76
Options Expected to Vest—As of March 31, 2014, approximately 167,000 options were expected to vest.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at March 31, 2014 was $0.5 million and is expected to be recognized over a weighted average period of 4.3 years.
Delivery of Class A Shares - RSUs and Share Options
During the three months ended March 31, 2014, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the three months ended March 31, 2014, the Company delivered 2,671,869 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 39.4% from 39.0%.
AAA RDUs
Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value is based on the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the three months ended March 31, 2014 and 2013, the actual forfeiture rate was 1%. For the three months ended March 31, 2014 and 2013, $0.2 million and $0.3 million of compensation expense was recognized, respectively.
During the three months ended March 31, 2014 and 2013, the Company delivered 120,354 and 114,896 RDUs, respectively. The deliveries for the three months ended March 31, 2014 and 2013 resulted in a satisfaction of liability of $1.2 million and $1.0 million, respectively, and the recognition of a net decrease of additional paid in capital for the three months ended March 31, 2014 and 2013 of $2.5 million and $1.4 million, respectively. These amounts are presented in the condensed consolidated statements of changes in shareholders’ equity. There was $0.2 million and $1.2 million of liability for undelivered RDUs included in accrued compensation and benefits in the condensed consolidated statements of financial condition as of March 31, 2014 and December 31, 2013, respectively. The following table summarizes RDU activity for the three months ended March 31, 2014:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2014	245,362	$10.38	120,354	365,716
Granted	18,426	33.05	—	18,426
Forfeited	(2,861)	8.36	—	(2,861)
Delivered	—	9.02	(120,354)	(120,354)
Balance at March 31, 2014	260,927	$12.00	—	260,927

Units Expected to Vest—As of March 31, 2014, approximately 245,000 RDUs were expected to vest over the next 3.0 years.
The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2014	1,652,309
Purchases	9,719
Granted	(18,426)
Forfeited	2,861
Balance at March 31, 2014	1,646,463
Restricted Stock and Restricted Stock Unit Awards— Apollo Commercial Real Estate Finance, Inc.
ARI restricted stock awards and ARI restricted stock unit awards ("ARI RSUs") granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense is recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for transfer restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2014 and 2013, $0.3 million and $1.4 million of management fees and $0.3 million and $1.0 million of compensation

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

expense were recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0% and 0% for the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the three months ended March 31, 2014:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of ARI RSUs Outstanding
Balance at January 1, 2014	—	274,402	$15.86	428,372	702,774
Vested awards for employees of the Company	—	(48,000)	14.90	48,000	—
Vested awards of the Company	—	(52,000)	14.85	52,000	—
Balance at March 31, 2014	—	174,402	$16.42	528,372	702,774
Units Expected to Vest—As of March 31, 2014, approximately 166,000 ARI RSUs were expected to vest over the next 1.7 years.

Restricted Stock Unit Awards—Apollo Residential Mortgage, Inc.
AMTG restricted stock units (“AMTG RSUs”) granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the condensed consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense is recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the condensed consolidated statements of operations.
The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for transfer restrictions and timing of distributions. For the three months ended March 31, 2014 and 2013, $0.3 million and $0.3 million of management fees were recognized in the condensed consolidated statements of operations, respectively. For the three months ended March 31, 2014 and 2013, $0.2 million and $0.3 million of compensation expense was recognized in the condensed consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 0% for the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the three months ended March 31, 2014:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	AMTG RSUs Vested	Total Number of AMTG RSUs Outstanding
Balance at January 1, 2014	127,237	$19.28	70,371	197,608
Vested awards of the employees of the Company	(989)	16.60	989	—
Vested awards of the Company	(1,562)	18.20	1,562	—
Balance at March 31, 2014	124,686	$19.31	72,922	197,608
Units Expected to Vest—As of March 31, 2014, approximately 117,000 AMTG RSUs were expected to vest over 1.8 years.

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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$58,199	—%	—	$58,199
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	544	60.6	330	214
AAA RDUs	235	60.6	143	92
Total Equity-Based Compensation	$58,978		473	58,505
Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs (2)			(473)	178
Capital Increase Related to Equity-Based Compensation			$—	$58,683

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$15,004	64.5%	$9,702	$5,302
RSUs and Share Options	28,727	—	—	28,727
ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs	1,296	64.5	836	460
AAA RDUs	259	65.5	167	92
Total Equity-Based Compensation	$45,286		10,705	34,581
Less ARI Restricted Stock Awards, ARI RSUs and AMTG RSUs			(1,003)	(291)
Capital Increase Related to Equity-Based Compensation			$9,702	$34,290

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

13. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Due from affiliates and due to affiliates are comprised of the following:

	As of March 31, 2014	As of December 31, 2013
Due from Affiliates:
Due from private equity funds	$47,742	$57,582
Due from portfolio companies	40,267	23,484
Due from credit funds(1)	283,852	216,750
Due from Contributing Partners, employees and former employees	1,381	2,659
Due from real estate funds	14,923	12,119
Other	15	4,653
Total Due from Affiliates	$388,180	$317,247
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$523,324	$525,483
Due to private equity funds	2,322	825
Due to credit funds	2,725	1,773
Distributions payable to employees	18,687	67,290
Total Due to Affiliates	$547,058	$595,371

(1)	Includes Athene Services Derivative as discussed in "Athene" below.
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
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. Federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization and the Secondary Offering. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years. In connection with the amendment of the AMH partnership agreement in April of 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25%, or $12.1 million, of the required payments pursuant to the tax receivable agreement that are attributable to the 2010 fiscal year for a period of four years until 2015. During the three months ended March 31, 2014 and 2013, there were no payments made in connection with the tax receivable agreement.
Due from Contributing Partners, Employees and Former Employees
As of March 31, 2014 and December 31, 2013, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2013 and 2014 (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
For the three months ended March 31, 2014	$1.08		$160.9	$247.3		$408.2	$25.5

(1)	On April 12, 2013, the Company made a $0.23 distribution to the non-controlling interest holders in the Apollo Operating Group.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. There was no indemnification liability recorded as of March 31, 2014 and December 31, 2013.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities.
As of March 31, 2014, AAA, through its investment in AAA Investments, owned the majority of the economic equity of Athene Holding. See the discussion of the AAA Transaction in note 3.
Apollo, through its consolidated subsidiary, Athene Asset Management, L.P. ("Athene Asset Management"), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of March 31, 2014, all of Athene’s assets were managed by Athene Asset Management.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Athene Asset Management receives a gross management fee equal to 0.40% per annum on all assets under management in accounts owned by or related to Athene (the “Athene Accounts”), with certain limited exceptions. In addition, the Company receives sub-advisory management fees and carried interest income with respect to a portion of the assets in the Athene Accounts. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene, including but not limited to, asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other services.
In connection with the AAA Transaction, a subsidiary of AAA Investments contributed three investment partnerships to Athene (the "Contributed Partnerships"). The Contributed Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction. With respect to capital invested in an Apollo fund, Apollo receives management fees directly from the relevant funds under the investment management agreements with such funds and not pursuant to the services agreement with the Contributed Partnerships. In addition, carried interest is payable by the Contributed Partnerships with respect to each investment or group of investments (as specified in the particular partnership agreement), at a rate of 20% of the profit of such investment or group of investments, subject to applicable hurdle rates. Each investment or group of investments is treated separately for the purposes of calculating carried interest. The contributed assets also included certain investments in funds managed by Apollo, carried interest on which is assessed at the fund level.
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the AAA Transaction (the “Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. As of March 31, 2014, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). Each quarter, monitoring fees earned are translated into an accrued notional number of shares of Athene Holding, and the accrued notional shares of Athene Holding are fair valued. At Athene’s option, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding or cash equal to the fair value of such shares of Athene Holding at the time of settlement. Settlement of Athene Services Derivative occurs on the earlier of a change in control of Athene or October 31, 2017. For the three months ended March 31, 2014 and 2013, Apollo earned $58.7 million and $19.5 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, Apollo had a $187.6 million receivable and a $116.4 million receivable, respectively, which is accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with the consummation of the AAA Transaction, on October 31, 2012, the AAA Services Agreement was amended. Pursuant to the amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). Pursuant to the amended AAA Services Agreement as in effect on March 31, 2014, in the event that AAA makes a tender offer for all or substantially all of its units where the consideration is to be paid in shares of Athene Holding (or if AAA accomplishes a similar transaction using an alternative structure that is no less favorable in all material respects to the AAA unitholders as a whole), the management fee will be unwound and a lump sum payment will be made to Apollo equal to the remaining management fee that would have been due until the expiration date (December 31, 2020), using an 8% discount rate and assuming a 14% growth rate to then existing management fees, compounded annually, until the expiration date (the "AAA Unwind Fee"), subject to a cap of $25.0 million if the tender offer or similar transaction commences in 2014, $20.0 million if the tender offer or similar transaction commences in 2015 and zero if the tender offer or similar transaction commences in 2016 or thereafter. As of March 31, 2014, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the "AAA Services Derivative"). Each quarter, management fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding are fair valued. At the option of AAA Investments, all notional shares accrued pursuant to the terms of the AAA Services Derivative contract are payable either in shares of Athene Holding or cash equal to the fair value of such shares of Athene Holding at the time of settlement. Settlement of the AAA Services Derivative occurs on the earlier of a change of control of Athene or October 31, 2017. As of March 31, 2014 and December 31, 2013, Apollo had a receivable of $18.9 million and $14.3 million, respectively, related to the AAA Services Agreement, which is recorded in due from affiliates on the condensed consolidated statements of financial condition. The total

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

management fees earned by Apollo related to the AAA Services Agreement and the Contributed Partnerships for the three months ended March 31, 2014 and 2013 were $2.9 million (of which $0.4 million related to the AAA Services Derivative, as described above) and $3.1 million (of which $0.6 million related to the AAA Services Derivative, as described above), respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding, or paid in cash if AAA sells the shares of Athene Holding. For the three months ended March 31, 2014 and 2013, the Company recorded carried interest income less the related profit sharing expense of $14.6 million and $1.4 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the Company had a $121.3 million and a $100.9 million carried interest receivable, respectively, related to AAA Investments. As of March 31, 2014 and December 31, 2013, the Company had a related profit sharing payable of $34.7 million and $28.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three months ended March 31, 2014 and 2013, Apollo earned revenues in the aggregate totaling $154.6 million and $63.1 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Services Derivative and the AAA Services Derivative discussed above, which is recorded in the condensed consolidated statement of operations.
The Athene Services Agreement and the AAA Services Agreement together with the Athene Services Derivative and the AAA Services Derivative, meet the definition of a derivative under U.S. GAAP. The Company has classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 5 for further discussion regarding fair value measurements.
The change in unrealized market value of these derivatives is reflected in other income, net in the condensed consolidated statements of operations. For the three months ended March 31, 2014 and 2013, there were $14.0 million and $0.0 million of changes in market value recognized related to these derivatives, respectively.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the United States Securities and Exchange Commission ("SEC") and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2014. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services. Apollo Management International LLP, based in London, is subject to the capital requirements of the U.K. Financial Conduct Authority. This entity has continuously operated in excess of these regulatory capital requirements.
All of the investment advisors of the Apollo funds are registered as investment advisors, either directly or as a "relying advisor" with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended.
Apollo Management Singapore Pte. Ltd. was granted a Capital Markets Service License with the Monetary Authority of Singapore in October 2013. In addition, Apollo Capital Management, L.P. is registered with the Securities and Exchange Board of India as a foreign institutional investor.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
AAA(1)	$(199,269)	$(45,682)
Interest in management companies and a co-investment vehicle(2)	(3,585)	(3,836)
Other consolidated entities	(4,698)	21,919
Net income attributable to Non-Controlling Interests in consolidated entities	(207,552)	(27,599)
Net income attributable to Appropriated Partners’ Capital(3)	(24,823)	(38,242)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(155,100)	(485,246)
Net Income attributable to Non-Controlling Interests	$(387,475)	$(551,087)
Net income attributable to Appropriated Partners’ Capital(4)	24,823	38,242
Comprehensive Income Attributable to Non-Controlling Interests	$(362,652)	$(512,845)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.5% and 97.3% as of March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, Apollo owned approximately 2.5% and 2.7% of AAA, respectively.

(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit funds.

(3)	Reflects net income of the consolidated CLOs classified as VIEs.

(4)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to Non-Controlling Interests on the condensed consolidated statements of comprehensive income.

14. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitment to certain funds managed by the Company. As of March 31, 2014, the maximum exposure relating to these financial guarantees approximated $0.3 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of March 31, 2014, and December 31, 2013 of $830.9 million and $843.7 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
In September 2013, an indirect subsidiary of Apollo Global Management, LLC agreed to invest up to approximately €18.2 million ($25.1 million) in a limited partnership (the "KBCD Partnership"), a wholly-owned subsidiary of which has agreed to acquire a minority stake in KBC Bank Deutschland AG, the German subsidiary of Belgian KBC Group NV (and certain third party purchasers agreed to acquire, in aggregate, all of the other shares in KBC Bank Deutschland AG). The aforementioned indirect subsidiary of Apollo Global Management, LLC is the general partner of the KBCD Partnership. The limited partners in the KBCD Partnership are managed by subsidiaries of Apollo Global Management, LLC. The acquisition is subject to antitrust

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

and regulatory approval, which is expected to conclude during the second half of 2014. Consequently, there is no assurance that the acquisition date will close.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2014, the Company was not aware of any instances of non-compliance with the financial covenants contained in the 2013 AMH Credit Facilities.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and litigations, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant,and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the Court held oral argument on Defendants’ motions to dismiss. On March 28, 2014, the Court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the Court directed the Clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the Court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants’ response is due on May 19, 2014.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo's funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC ("Arvco") (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS's purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants.  Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the "Arvco Debtors") brought a civil action in the United States Bankruptcy Court for the District of Nevada against Apollo.  This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seek to recover purported fees they claim Apollo has not paid them for a portion of Arvco's placement agent services.  In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors' commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations.  The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses.  The Arvco Debtors' complaint asserts various theories of recovery under the Bankruptcy Code and the common law.  Apollo denies the merit of all of the Arvco Debtors' claims and will vigorously contest them.  The Bankruptcy Court has stayed the civil action until the conclusion of the criminal trial against Messrs. Buenrostro and Villalobos, which is currently scheduled for July 21, 2014.  For these reasons, no estimate of possible loss, if any, can be made at this time.
On July 9, 2012, Apollo was served with a subpoena by the New York Attorney General’s Office regarding Apollo’s fee waiver program. The subpoena is part of what we understand to be an industry-wide investigation by the New York Attorney General into the tax implications of the fee waiver program implemented by numerous private equity and hedge funds. Under the fee waiver program, individual fund managers for certain Apollo-managed funds prospectively elected to waive their management fees. Program participants received an interest in the future profits, if any, that would be earned on the invested amounts representing waived fees. They receive such profits from time to time in the ordinary course when distributions are made generally, as provided for in the applicable fund governing documents and waiver agreements. Four Apollo funds implemented the program, but the investment period for all funds was terminated as of December 31, 2012. Apollo believes its fee waiver program complies with all applicable laws, and is cooperating with the investigation.

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
Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the condensed consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.
Commitments—Apollo leases office space and certain office equipment under various lease and sublease arrangements, which expire on various dates through 2024. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. Certain lease agreements contain renewal options, rent escalation provisions based on certain costs incurred by the landlord or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term and renewal periods where applicable. Apollo has entered into various operating lease service agreements in respect of certain assets.
As of March 31, 2014, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Aggregate minimum future payments	$29,125	$38,234	$36,924	$34,976	$31,528	$53,215	$224,002
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.6 million and $10.6 million, for the three months ended March 31, 2014 and 2013, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

Other Long-term Obligations—These obligations relate to payments on management service agreements related to certain assets and payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2014, fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Other long-term obligations	$4,667	$1,008	$—	$—	$—	$—	$5,675

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2014 and that would be reversed approximates $4.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of March 31, 2014
Private Equity Funds:
Fund VII	$2,332,818
Fund VI	1,394,342
Fund V	90,440
Fund IV	5,287
AAA/Other	219,781
Total Private Equity Funds	4,042,668
Credit Funds:
U.S. Performing Credit	438,316
Structured Credit	69,989
European Credit Funds	79,361
Non-Performing Loans	198,830
Opportunistic Credit	59,505
Total Credit Funds	846,001
Real Estate Funds:
CPI Funds	3,947
AGRE U.S. Real Estate Fund, L.P.	6,845
Other	4,080
Total Real Estate Funds	14,872
Total	$4,903,541
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2014, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $112.9 million and $121.4 million as of March 31, 2014 and December 31, 2013, respectively, and was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $13.6 million and $14.1 million as of March 31, 2014 and December 31, 2013, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations will be reflected in profit sharing expense in the condensed consolidated statements of operations.
The contingent consideration obligations are measured at fair value and are characterized as Level III liabilities. See note 5 for further information regarding fair value measurements.

15. MARKET AND CREDIT RISK
In the normal course of business, Apollo encounters market and credit risk concentrations. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. Credit risk includes the risk of default on Apollo’s investments, where the counterparty is unable or unwilling to make required or expected payments.
The Company is subject to a concentration risk related to the investors in its funds. As of March 31, 2014, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Apollo is exposed to economic risk concentrations insofar as Apollo is dependent on the ability of the funds that it manages to compensate it for the services it provides to these funds. Further, the incentive income component of this compensation is based on the ability of such funds to generate returns above certain specified thresholds.
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At March 31, 2014 and December 31, 2013, $750.0 million and $750.0 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

16. SEGMENT REPORTING
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
The tables below present the financial data for Apollo’s reportable segments further separated between the management business and incentive business as of March 31, 2014 and 2013, and for the three months ended March 31, 2014 and 2013, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income and profit sharing expense.
During the second quarter of 2013, monitoring fees based on Athene's capital and surplus and the change in the market value of the Athene Services Derivative recorded in advisory and transaction fees from affiliates, net, as disclosed in note 13 to the condensed consolidated financial statements, were reclassified from the private equity segment to the credit segment to better evaluate the performance of Apollo's private equity and credit segments in making key operating decisions. Reclassifications have been made to the prior period financial data for Apollo's reportable segments to conform to the current presentation. The impact of this reclassification on the Company’s Economic Net Income (“ENI”) for the private equity and credit segment is reflected in the table below for the three months ended March 31, 2013:

	Impact of Reclassification on Economic Net (Loss) Income
	Private Equity Segment	Credit Segment
For the three months ended March 31, 2013	$(19,711)	$19,711

During the fourth quarter of 2013, certain reclassifications were made to prior period financial data within salary, bonus and benefits and profit sharing expense to conform to the current presentation. The impact of these reclassifications on management business ENI and incentive business ENI is reflected in the table below for Apollo’s three reportable segments for the three months ended March 31, 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended March 31, 2013	$5,037	$(4,518)	$(519)

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended March 31, 2013	$(3,564)	$3,220	$344
As it relates to the reclassifications described above, the impact to the combined segments Economic Net Income (Loss) for all periods presented was zero.
Economic Net Income (Loss)
ENI is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management believes the components of ENI such as the amount of management fees, advisory and transaction fees and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2014:

	As of and for the Three Months Ended March 31, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$37,636	$77,480	$949	$116,065
Management fees from affiliates	79,421	131,629	12,780	223,830
Carried interest income (loss) from affiliates	103,251	66,352	(344)	169,259
Total Revenues	220,308	275,461	13,385	509,154
Expenses	131,484	153,876	18,081	303,441
Other Income	22,093	43,537	1,164	66,794
Non-Controlling Interests	—	(3,256)	—	(3,256)
Economic Net Income (Loss)	$110,917	$161,866	$(3,532)	$269,251
Total Assets	$2,719,888	$2,075,860	$187,958	$4,983,706
The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended March 31, 2014:

	As of and for the Three Months Ended March 31, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$509,154		$(17,754)	(1)	$491,400
Expenses	303,441		10,678	(2)	314,119
Other income	66,794		248,118	(3)	314,912
Non-Controlling Interests	(3,256)		(384,219)		(387,475)
Economic Net Income	$269,251	(5)	N/A		N/A
Total Assets	$4,983,706		$17,928,676	(6)	$22,912,382

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)	Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement.

(3)	Results from the following:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

For the Three Months Ended March 31, 2014
Net gains from investment activities	$205,395
Net gains from investment activities of consolidated variable interest entities	47,735
Loss from equity method investments(4)	(5,386)
Other Income, net	374
Total Consolidation Adjustments	$248,118

(4)	Included is $328 reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended March 31, 2014
Economic Net Income	$269,251
Income tax provision	(32,549)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(155,100)
Non-cash charges related to equity-based compensation(7)	(323)
Amortization of intangible assets	(9,110)
Net Income Attributable to Apollo Global Management, LLC	$72,169

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes impact of non-cash charges related to amortization of RSU Plan Grants made in connection with the 2007 private placement as discussed in note 12 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2014:

	For the Three Months Ended March 31, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$37,636	$—	$37,636	$77,480	$—	$77,480
Management fees from affiliates	79,421	—	79,421	131,629	—	131,629
Carried interest income from affiliates:
Unrealized losses	—	(293,589)	(293,589)	—	(7,898)	(7,898)
Realized gains	—	396,840	396,840	8,464	65,786	74,250
Total Revenues	117,057	103,251	220,308	217,573	57,888	275,461
Compensation and benefits(1)	46,718	66,095	112,813	78,995	38,466	117,461
Other expenses(2)	18,671	—	18,671	36,415	—	36,415
Total Expenses	65,389	66,095	131,484	115,410	38,466	153,876
Other Income	1,694	20,399	22,093	4,335	39,202	43,537
Non-Controlling Interests	—	—	—	(3,256)	—	(3,256)
Economic Net Income	$53,362	$57,555	$110,917	$103,242	$58,624	$161,866

(1)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended March 31, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$949	$—	$949
Management fees from affiliates	12,780	—	12,780
Carried interest income (loss) from affiliates:
Unrealized losses	—	(344)	(344)
Realized gains	—	—	—
Total Revenues	13,729	(344)	13,385
Compensation and benefits(1)	12,955	(602)	12,353
Other expenses(2)	5,728	—	5,728
Total Expenses	18,683	(602)	18,081
Other Income	417	747	1,164
Economic Net (Loss) Income	$(4,537)	$1,005	$(3,532)

(1)
Compensation and benefits include equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2013:

	As of and for the Three Months Ended March 31, 2013
	Private Equity Segment(1)	Credit Segment(1)	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$24,617	$21,677	$1,125	$47,419
Management fees from affiliates	66,272	84,364	13,591	164,227
Carried interest income from affiliates	990,993	133,775	952	1,125,720
Total Revenues	1,081,882	239,816	15,668	1,337,366
Expenses	445,535	119,022	17,481	582,038
Other Income	24,183	15,417	1,014	40,614
Non-Controlling Interests	—	(3,464)	—	(3,464)
Economic Net Income (Loss)	$660,530	$132,747	$(799)	$792,478
Total Assets	$3,224,096	$1,807,262	$95,795	$5,127,153

(1)	Reclassified to conform to current presentation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the three months ended March 31, 2013:

	As of and for the Three Months Ended March 31, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,337,366		$(28,293)	(1)	$1,309,073
Expenses	582,038		40,564	(2)	622,602
Other income	40,614		91,559	(3)	132,173
Non-Controlling Interests	(3,464)		(547,623)		(551,087)
Economic Net Income	$792,478	(5)	N/A		N/A
Total Assets	$5,127,153		$16,162,184	(6)	$21,289,337

(1)	Represents advisory, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising of amortization of AOG Units and amortization of intangible assets.

(3)	Results from the following:

For the Three Months Ended March 31, 2013
Net gains from investment activities	$48,103
Net gains from investment activities of consolidated variable interest entities	47,861
Loss from equity method investments(4)	(1,569)
Interest	438
Other	(3,274)
Total Consolidation Adjustments	$91,559

(4)	Included is $(372), reflecting remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended March 31, 2013
Economic Net Income	$792,478
Income tax provision	(18,579)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(485,246)
Non-cash charges related to equity-based compensation(7)	(27,930)
Amortization of intangible assets	(11,745)
Net Income Attributable to Apollo Global Management, LLC	$248,978

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 12 to our condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2013:

	For the Three Months Ended March 31, 2013
	Private Equity(1)			Credit(1)
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$24,617	$—	$24,617	$21,677	$—	$21,677
Management fees from affiliates	66,272	—	66,272	84,364	—	84,364
Carried interest income from affiliates:
Unrealized gains(2)	—	697,614	697,614	—	73,247	73,247
Realized gains	—	293,379	293,379	9,051	51,477	60,528
Total Revenues	90,889	990,993	1,081,882	115,092	124,724	239,816
Compensation and benefits(3)	35,747	387,821	423,568	45,356	35,343	80,699
Other expenses(4)	21,967	—	21,967	38,323	—	38,323
Total Expenses	57,714	387,821	445,535	83,679	35,343	119,022
Other Income	1,632	22,551	24,183	4,455	10,962	15,417
Non-Controlling Interests	—	—	—	(3,464)	—	(3,464)
Economic Net Income	$34,807	$625,723	$660,530	$32,404	$100,343	$132,747

(1)	Reclassified to conform to current presentation.

(2)
Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(3)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(4)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

	For the Three Months Ended March 31, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$1,125	$—	$1,125
Management fees from affiliates	13,591	—	13,591
Carried interest income from affiliates:
Unrealized gains	—	598	598
Realized gains	—	354	354
Total Revenues	14,716	952	15,668
Compensation and benefits(1)	9,649	456	10,105
Other expenses(2)	7,376	—	7,376
Total Expenses	17,025	456	17,481
Other Income	1,138	(124)	1,014
Economic Net (Loss) Income	$(1,171)	$372	$(799)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

17. SUBSEQUENT EVENTS
On April 8, 2014, the Company issued 150,000 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company's ownership interest in the Apollo Operating Group.
On May 8, 2014, the Company declared a cash distribution of $0.84 per Class A share, which will be paid on May 30, 2014 to holders of record on May 20, 2014.
On April 4, 2014, Athene Holding completed a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26.
In connection with the Athene Private Placement, Athene Holding amended its registration rights agreement to provide (i) investors who are party to such agreement, including AAA Investments, the potential opportunity for liquidity on their shares of Athene Holding through sales in registered public offerings over a 15 month period beginning on the date of Athene Holding’s initial public offering (the “Athene IPO”) and (ii) Athene Holding the right to cause certain investors who are party to the registration rights agreement to include in such offerings a certain percentage of their Athene Holding shares subject to the terms and conditions set forth in the agreement. However, pursuant to the registration rights agreement, any shares of Athene Holding held by Apollo will not be subject to such arrangements and instead will be subject to a lock-up period of two years following the effective date of the registration statement relating to the Athene IPO, but Athene Holding will not have the right to cause any shares owned by Apollo to be included in the Athene IPO or any follow-on offering.
The Athene Services Agreement was also amended in connection with the Athene Private Placement (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusts the calculation of Athene Holding’s capital and surplus on which the fees payable thereunder are based, downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a GAAP basis, as a result of future acquisitions by Athene.
In connection with the Athene Private Placement, the limited partnership agreement of AAA and the AAA Services Agreement were also amended to align applicable terms more closely with the liquidity terms of Athene Holding’s amended registration rights agreement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data)

The amendment to the AAA Services Agreement (the “Amended AAA Services Agreement”) provides that the AAA Unwind Fee will be payable in pro rata increments to Apollo only when, as and if AAA distributes shares of Athene Holding (or the proceeds thereof) to its unitholders. Pursuant to the Amended AAA Services Agreement, any portion of such AAA Unwind Fee earned in 2014 and 2015, will be calculated based on a cap of $25 million and $20 million, respectively, and there will be no payment of any portion of the AAA Unwind Fee earned in 2016 or thereafter.
In addition, in connection with the Athene Private Placement, both the Athene Services Derivative and the AAA Services Derivative were settled on April 29, 2014 by delivery to Apollo of shares of Athene Holding, and as a result, such derivatives were terminated. Following settlement of these derivatives, future monitoring fees and management fees paid to Apollo pursuant to the Amended Athene Services Agreement and the Amended AAA Services Agreement, respectively, will be paid on a quarterly basis in arrears by delivery to Apollo of shares of Athene Holding.
The initial funding of the Athene Private Placement was consummated on April 28, 2014. Once the Athene Private Placement is fully drawn down, AAA Investments’ economic ownership of Athene is expected to decrease to approximately 51.5% (without giving effect to restricted common shares issued under Athene’s management equity plan, conversion to common shares of AAA Investments’ note receivable from Athene, or common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement subsequent to April 29, 2014).
As a result of the above transactions, Apollo directly owned 3.8% (without giving effect to restricted common shares issued under Athene’s management equity plan or common shares to be issued under the Amended Services Agreement or the Amended Athene Services Agreement subsequent to April 29, 2014) of the economic equity of Athene Holding as of April 29, 2014, after adjusting Athene Holding’s equity for the impact of the full draw down related to the Athene Private Placement. Shares of Athene Holding to be received by Apollo for monitoring fees for the full year 2014 and AAA management fees for the last three quarters of 2014 were not yet issued to Apollo as of April 29, 2014.
In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was utilized to buy back some of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. Athene is currently in the process of raising additional capital from certain affiliates of Athene and its affiliates.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	March 31, 2014
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIE's	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,126,141	$—	$—	$1,126,141
Cash and cash equivalents held at consolidated funds	—	4,000	—	4,000
Restricted cash	9,244	—	—	9,244
Investments	557,050	2,177,323	(93,697)	2,640,676
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,053,958	—	1,053,958
Investments, at fair value	—	14,255,255	(721)	14,254,534
Other assets	—	651,506	—	651,506
Carried interest receivable	1,999,024	—	(75,326)	1,923,698
Due from Affiliates	394,959	—	(6,779)	388,180
Fixed assets, net	39,128	—	—	39,128
Deferred tax assets	631,011	—	—	631,011
Other assets	52,481	2,766	—	55,247
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	85,816	—	—	85,816
Total Assets	$4,983,706	$18,144,808	$(216,132)	$22,912,382
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	72,048	373	—	72,421
Accrued compensation and benefits	50,819	—	—	50,819
Deferred revenue	337,120	—	—	337,120
Due to affiliates	545,787	1,271	—	547,058
Profit sharing payable	894,082	—	—	894,082
Debt	750,000	—	—	750,000
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	12,528,877	(622)	12,528,255
Other liabilities	—	914,484	39	914,523
Due to affiliates	—	82,144	(82,144)	—
Other Liabilities	24,866	6,316	—	31,182
Total Liabilities	$2,674,722	$13,533,465	$(82,727)	$16,125,460

Shareholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,497,109	—	(1,771)	2,495,338
Accumulated deficit	(1,521,626)	2,176,827	(2,152,150)	(1,496,949)
Appropriated partners' capital	—	1,554,853	(39,706)	1,515,147
Accumulated other comprehensive income	40,607	—	(40,516)	91
Total Apollo Global Management, LLC shareholders' equity	1,016,090	3,731,680	(2,234,143)	2,513,627
Non-Controlling Interests in consolidated entities	3,342	879,663	2,100,738	2,983,743
Non-Controlling Interests in Apollo Operating Group	1,289,552	—	—	1,289,552
Total Shareholders' Equity	2,308,984	4,611,343	(133,405)	6,786,922
Total Liabilities and Shareholders' Equity	$4,983,706	$18,144,808	$(216,132)	$22,912,382

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2013
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIE's	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,078,120	$—	$—	$1,078,120
Cash and cash equivalents held at consolidated funds	—	1,417	—	1,417
Restricted cash	9,199	—	—	9,199
Investments	509,712	1,971,654	(87,483)	2,393,883
Assets of consolidated variable interest entities	—	—	—	—
Cash and cash equivalents	—	1,095,170	—	1,095,170
Investments, at fair value	—	14,127,480	(1,118)	14,126,362
Other assets	—	280,718	—	280,718
Carried interest receivable	2,366,766	—	(79,691)	2,287,075
Due from Affiliates	323,177	—	(5,930)	317,247
Fixed assets, net	40,251	—	—	40,251
Deferred tax assets	660,199	—	—	660,199
Other assets	42,333	1,837	—	44,170
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	94,927	—	—	94,927
Total Assets	$5,213,536	$17,478,276	$(213,831)	$22,477,981
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	37,880	279	—	38,159
Accrued compensation and benefits	41,711	—	—	41,711
Deferred revenue	279,479	—	—	279,479
Due to affiliates	594,518	853	—	595,371
Profit sharing payable	992,240	—	—	992,240
Debt	750,000	—	—	750,000
Liabilities of consolidated variable interest entities:	—	—	—	—
Debt, at fair value	—	12,424,839	(877)	12,423,962
Other liabilities	—	609,413	(4,350)	605,063
Due to affiliates	—	81,272	(81,272)	—
Other Liabilities	60,647	2,627	—	63,274
Total Liabilities	$2,756,475	$13,119,283	$(86,499)	$15,789,259

Shareholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,624,113	—	469	2,624,582
Accumulated deficit	(1,587,536)	1,971,682	(1,952,633)	(1,568,487)
Appropriated partners' capital	—	1,620,928	(39,849)	1,581,079
Accumulated other comprehensive income	33,774	—	(33,679)	95
Total Apollo Global Management, LLC shareholders' equity	1,070,351	3,592,610	(2,025,692)	2,637,269
Non-Controlling Interests in consolidated entities	4,987	766,383	1,898,360	2,669,730
Non-Controlling Interests in Apollo Operating Group	1,381,723	—	—	1,381,723
Total Shareholders' Equity	2,457,061	4,358,993	(127,332)	6,688,722
Total Liabilities and Shareholders' Equity	$5,213,536	$17,478,276	$(213,831)	$22,477,981

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 24 years and lead a team of 761 employees, including 302 investment professionals, as of March 31, 2014.
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
As of March 31, 2014, approximately 96% of our total AUM was in funds with a contractual life at inception of seven years or more, and 7% of our total AUM was in permanent capital vehicles with unlimited duration.
As of March 31, 2014, we had total AUM of $159.3 billion across all of our businesses. On December 31, 2013, Apollo Investment Fund VIII, L.P. ("Fund VIII") held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2013, Fund VIII had $18.2 billion of uncalled commitments remaining. Additionally, Apollo Investment Fund VII, L.P. ("Fund VII") held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2014, Fund VII had $3.3 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through March 31, 2014. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:
Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 30.18% of the Class A shares outstanding and 11.90% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 31.26% of the total voting power of our shares entitled to vote and 27.54% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 68.74% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 53.40% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 60.56% of the limited partner interests in each Apollo Operating Group entity ("AOG Units"). The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 53.40% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 7.16% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 39.44% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment
As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Fluctuations in equity prices, which may be volatile, can significantly impact the valuation of our funds' portfolio companies and related income we may recognize. In the U.S., the S&P 500 Index rose 1.3% in the first quarter of 2014, following a 9.9% rise in the fourth quarter of 2013. Outside the U.S., world equity markets were weaker in first quarter of 2014. The MSCI All Country World ex USA Index was down 0.1% in the first quarter of 2014 following a 4.4% rise in the fourth quarter of 2013. Importantly, we believe that the generally positive momentum in the equity markets overall has been accommodative for continued equity capital markets activity, including IPOs and secondary offerings of the portfolio companies within our funds.
Conditions in the credit markets also have a significant impact on our business. Credit indices continued to rise in the first quarter of 2014, with the BofAML HY Master II Index up 3.0% and the S&P/LSTA Leveraged Loan Index up 1.2%. Benchmark interest rates declined during the first quarter of 2014 with the U.S. 10-year Treasury down approximately 30 basis points to 2.7%, largely due to concerns around the economic health of some emerging markets as well as tensions in Ukraine.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported that real GDP increased at an annual rate of 0.1% in the first quarter of 2014, lower than the 2.6% in the fourth quarter of 2013, likely due to lower levels of activity resulting from the country’s unusually harsh winter weather. As of April 2014, The International Monetary Fund estimated that the U.S. economy will expand by 2.8% in 2014, higher than the 1.9% in 2013. Additionally, the U.S. unemployment rate continued to decline and stood at 6.7% as of March 31, 2014, though the decline versus the prior quarter end was largely attributable to a further drop in the labor force participation rate.
Amid the generally favorable backdrop of elevated asset prices and positive equity market momentum, Apollo continued to generate significant realizations for fund investors. Apollo returned $4.4 billion and $23.6 billion of capital and realized gains to the limited partners of the funds it manages during the first quarter of 2014 and for the past 12 months ended March 31, 2014, respectively. Apollo’s fundraising activities moderated in the first quarter from recent highs driven by the final closing of Fund VIII in the fourth quarter of 2013. Apollo reported $1.5 billion and $22.5 billion of new capital raised during the first quarter of 2014 and over past 12 months, respectively. In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low rate environment.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its investors by focusing on opportunities that management believes are often overlooked by other investors. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 20 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors cover chemicals, natural resources, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

Managing Business Performance
We believe that the presentation of Economic Net Income (Loss) supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Net Income (Loss)
Economic Net Income (Loss) ("ENI") is a measure of profitability and does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, income tax expense, amortization of intangibles associated with the reorganization of the Company's predecessor businesses on July 13, 2007 (the "2007 Reorganization"), as well as acquisitions and Non-Controlling Interests (excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies). In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.
During the second quarter of 2013, monitoring fees based on the capital and surplus of Athene Holding Ltd. ("Athene Holding") and its subsidiaries (together with Athene Holding, "Athene") and the change in the market value of the derivative contracts related to Athene's capital and surplus recorded in advisory and transaction fees from affiliates, net, as disclosed in note 13 to the condensed consolidated financial statements, were reclassified from the private equity segment to the credit segment to better evaluate the performance of Apollo's private equity and credit segments in making key operating decisions. Reclassifications have been made to the prior period financial data for Apollo's reportable segments to conform to the current presentation. The impact of this reclassification on the ENI for the private equity and credit segment is reflected in the table below for the three months ended March 31, 2013:

	Impact of Reclassification on Economic Net (Loss) Income
	Private Equity Segment	Credit Segment
	(in thousands)
For the three months ended March 31, 2013	$(19,711)	$19,711

During the fourth quarter of 2013, certain reclassifications were made to prior period financial data within salary, bonus and benefits and profit sharing expense to conform to the current presentation. The impact of these reclassifications on management business ENI and incentive business ENI is reflected in the table below for Apollo’s three reportable segments for the three months ended March 31, 2013.

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
	(in thousands)
For the three months ended March 31, 2013	$5,037	$(4,518)	$(519)

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
	(in thousands)
For the three months ended March 31, 2013	$(3,564)	$3,220	$344

As it relates to the reclassifications described above, the impact to the combined segments' ENI for all periods presented was zero.

ENI is a key performance measure used for understanding the performance of our operations from period to period and although not every company in our industry defines these metrics in precisely the same way we do, we believe that this metric, as we use it, facilitates comparisons with other companies in our industry. We use ENI to evaluate the performance of our private equity, credit and real estate segments. Management believes the components of ENI such as the amount of management fees, advisory and transaction fees, net and carried interest income are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

(i)
non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units (the costs associated with the 2007 private placement are expected to be recurring components of our costs but at a diminishing rate, we may be able to incur lower cash compensation costs with the granting of equity-based compensation). The AOG Units were fully vested and amortized as of June 30, 2013;

(ii)
income tax, which represents a necessary and recurring element of our operating costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense;

(iii)	amortization of intangible assets associated with the 2007 Reorganization and acquisitions, which is a recurring item until all intangibles have been fully amortized; and

(iv)
Non-Controlling Interests, excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies, which is expected to be a recurring item and represents the aggregate of the income or loss that is not owned by the Company.

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
The following summarizes the adjustments to ENI that reconcile ENI to the net income (loss) attributable to Apollo Global Management, LLC determined in accordance with U.S. GAAP:

•
Inclusion of the impact of RSUs granted in connection with the 2007 private placement and non-cash equity-based compensation expense comprising amortization of AOG Units. Management assesses our performance based on management fees, advisory and transaction fees, and carried interest income generated by the business and excludes the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units because these non-cash charges are not viewed as part of our core operations. The AOG Units were fully vested and amortized as of June, 2013.

•
Inclusion of the impact of income taxes as we do not take income taxes into consideration when evaluating the performance of our segments or when determining compensation for our employees. Additionally, income taxes at the segment level (which exclude APO Corp.’s corporate taxes) are not meaningful, as the majority of the entities included in our segments operate as partnerships and therefore are only subject to New York City unincorporated business taxes ("NYC UBT") and foreign taxes when applicable.

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
Assets Under Management
Assets Under Management, or AUM, refers to the investments we manage or with respect to which we have control, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the fair value of our private equity investments plus the capital that we are entitled to call from our investors pursuant to the terms of their capital commitments;

(ii)
the NAV, of our credit funds, other than certain CLOs and CDOs, which have a fee generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

(iii)
the gross asset value or net asset value of our real estate entities and the structured portfolio company investments included within the funds we manage, which includes the leverage used by such structured portfolio companies;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets we manage; and

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

Carry Eligible AUM refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry Eligible AUM, regardless of whether or not they are currently generating carried interest income. Carry Eligible AUM includes available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that is not currently part of the NAV or fair value of investments that may eventually produce carried interest income.

Carry Generating AUM refers to AUM that is currently generating carried interest income or is above its hurdle rate or preferred return. Carry Generating AUM does not include uncalled commitments because they are not part of the NAV or fair value of investments that are currently generating carried interest income.

We use non-fee generating AUM combined with fee-generating AUM as a performance measurement of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income.

The table below presents fee-generating and non-fee generating AUM by segment as of March 31, 2014 and 2013 and December 31, 2013. Changes in market conditions, additional funds raised and acquisitions have had significant impacts to our AUM:

	As of March 31,				As of December 31,
	2014		2013		2013
	(in millions)
Total Assets Under Management	$159,326	(1)	$114,269	(1)	$161,177	(1)
Fee-generating	128,537		81,633		128,368
Non-fee generating	30,789	(1)	32,636	(1)	32,809	(1)
Private Equity	48,086		39,205		49,908
Fee-generating	34,207		27,868		34,173
Non-fee generating	13,879		11,337		15,735
Credit	101,228		63,535		100,886
Fee-generating	88,404		48,488		88,249
Non-fee generating	12,824		15,047		12,637
Real Estate	8,899		9,412		9,289
Fee-generating	5,926		5,277		5,946
Non-fee generating	2,973		4,135		3,343

(1)
As of March 31, 2014 and 2013 and December 31, 2013, includes $1.1 billion, $2.1 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

The following table presents Carry Eligible AUM and Carry Generating AUM for each of our segments as of March 31, 2014 and 2013 and December 31, 2013:

	Carry Eligible AUM			Carry Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Private equity	$43,686	$38,040	$45,050	$22,857	$31,846	$24,791
Credit	36,297	36,505	34,580	25,758	28,513	23,539
Real estate	3,132	3,466	3,041	1,004	446	941
Total(1)	$84,254	$80,056	$83,729	$49,619	$60,805	$49,271

(1)
As of March 31, 2014 and 2013 and December 31, 2013, includes $1.1 billion, $2.0 billion, and $1.0 billion of commitments related to Carry Eligible AUM, respectively, that have yet to be deployed to an Apollo fund within our three segments.

During the three months ended March 31, 2014, our total fee-generating AUM increased primarily due to subscriptions and unrealized gains and was partially offset by distributions and decreases in leverage. The fee-generating AUM of our private equity funds increased primarily due to subscriptions which was offset primarily by distributions. The fee-generating AUM of our credit funds increased during the three months ended March 31, 2014 primarily due to increases in unrealized gains and subscriptions, and offset by distributions and decreases in leverage. The fee-generating AUM of our real estate segment decreased primarily due to distributions offset by net segment transfers and subscriptions.
When the fair value of an investment exceeds invested capital, we are normally entitled to carried interest income on the difference between the fair value once realized and invested capital after also considering certain expenses and preferred return amounts, as specified in the respective partnership agreements; however, we generally do not earn management fees on such excess.
With respect to our private equity funds and certain of our credit and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to realized carried interest on the realized gains on the disposition of such funds’ investments. Certain funds may have current fair values below invested capital; however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders' equity as defined in the applicable management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of March 31, 2014, our total fee-generating AUM is comprised of approximately 97% of assets that earn management fees and the remaining balance of assets earn monitoring fees.
The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of March 31, 2014 and 2013 and December 31, 2013 are presented below:

	As of March 31, 2014
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$19,945		$6,493	$156	$26,594
Fee-generating AUM based on invested capital	11,734		1,569	3,788	17,091
Fee-generating AUM based on gross/adjusted assets	804		71,784	1,740	74,328
Fee-generating AUM based on leverage	1,668		1,538	—	3,206
Fee-generating AUM based on NAV	56		7,020	242	7,318
Total Fee-Generating AUM	$34,207	(1)	$88,404	$5,926	$128,537

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2014 was 74 months.

	As of March 31, 2013
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$16,024		$5,105	$193	$21,322
Fee-generating AUM based on invested capital	7,522		2,629	2,072	12,223
Fee-generating AUM based on gross/adjusted assets	924		31,315	2,740	34,979
Fee-generating AUM based on leverage(1)	3,376		2,957	—	6,333
Fee-generating AUM based on NAV	22		6,482	272	6,776
Total Fee-Generating AUM	$27,868	(1)	$48,488	$5,277	$81,633

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2013 was 57 months.

	As of December 31, 2013
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$19,630		$5,834	$156	$25,620
Fee-generating AUM based on invested capital	11,923		1,649	3,753	17,325
Fee-generating AUM based on gross/adjusted assets	925		72,202	1,769	74,896
Fee-generating AUM based on leverage	1,695		1,587	—	3,282
Fee-generating AUM based on NAV	—		6,977	268	7,245
Total Fee-Generating AUM	$34,173	(1)	$88,249	$5,946	$128,368

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2013 was 75 months.

AUM as of March 31, 2014 and 2013 and December 31, 2013 was as follows:

	Total Assets Under Management
	As of March 31,		As of December 31,
	2014	2013	2013
	(in millions)
AUM:
Private equity	$48,086	$39,205	$49,908
Credit	101,228	63,535	100,886
Real estate	8,899	9,412	9,289
Total(1)	$159,326	$114,269	$161,177

(1)
As of March 31, 2014 and 2013 and December 31, 2013, includes $1.1 billion, $2.1 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

The following table presents total AUM and fee-generating AUM amounts for our private equity segment by strategy:

	Total AUM					Fee-Generating AUM
	As of March 31,			As of December 31,		As of March 31,			As of December 31,
	2014	2013		2013		2014	2013		2013
	(in millions)
Traditional Private Equity Funds	43,803	36,478	(1)	45,872	(1)	30,857	25,148	(1)	31,094	(1)
Natural Resources	1,354	1,284		1,367		1,295	1,295		1,295
Other(2)	2,929	1,443	(1)	2,669	(1)	2,055	1,425	(1)	1,784	(1)
Total	$48,086	$39,205		$49,908		$34,207	$27,868		$34,173

(1)	Reclassified to conform with current presentation.

(2)
Includes co-investments contributed to Athene by AAA, through its investment in AAA Investments, as part of the AAA Transaction as discussed in note 3 to the condensed consolidated financial statements.

The following table presents total AUM and fee-generating AUM amounts for our credit segment by strategy:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Athene(1)	$49,371	$9,671	$50,345	$49,371	$9,546	$50,345
U.S. Performing Credit	23,539	26,978	22,177	18,906	20,595	17,510
Structured Credit	12,183	12,528	12,779	8,687	8,166	9,362
Opportunistic Credit	7,572	6,130	7,068	5,236	4,524	4,763
Non-Performing Loans	5,478	6,024	5,688	4,157	4,328	4,330
European Credit	3,085	2,204	2,829	2,047	1,329	1,939
Total	$101,228	$63,535	$100,886	$88,404	$48,488	$88,249

(1)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.
The following table presents total AUM and fee-generating AUM amounts for our real estate segment by strategy:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Debt	$5,229	$5,552	$5,731	$3,885	$3,081	$3,701
Equity	3,670	3,860	3,558	2,041	2,196	2,245
Total	$8,899	$9,412	$9,289	$5,926	$5,277	$5,946

The following tables summarize changes in total AUM and total AUM for each of our segments for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014		2013
	(in millions)
Change in Total AUM:
Beginning of Period	$161,177	(1)	$113,379	(1)
Income	1,815		4,057
Subscriptions/Capital raised	1,543		1,200
Distributions	(4,369)		(3,396)
Redemptions	(173)		(353)
Leverage	(667)		(618)
End of Period	$159,326	(1)	$114,269	(1)
Change in Private Equity AUM:
Beginning of Period	$49,908		$37,832
Income	388		3,282
Subscriptions/Capital raised	324		4
Distributions	(3,022)		(1,902)
Net segment transfers	—		212
Leverage	488		(223)
End of Period	$48,086		$39,205
Change in Credit AUM:
Beginning of Period	$100,886		$64,406
Income	1,322		731
Subscriptions/Capital raised	992		673
Distributions	(942)		(1,356)
Redemptions	(173)		(353)
Net segment transfers	(226)		(239)
Leverage	(631)		(327)
End of Period	$101,228		$63,535
Change in Real Estate AUM:
Beginning of Period	$9,289		$8,800
Income	86		44
Subscriptions/Capital raised	227		523
Distributions	(405)		(138)
Net segment transfers	226		251
Leverage	(524)		(68)
End of Period	$8,899		$9,412

(1)
As of March 31, 2014 and 2013, and December 31, 2013 and 2012, includes $1.1 billion, $2.1 billion, $1.1 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of our segments for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$128,368	$81,934
Income	897	173
Subscriptions/Capital raised	1,294	1,079
Distributions	(1,463)	(911)
Redemptions	(154)	(370)
Net movements between Fee-Generating and Non-Fee Generating	148	165
Leverage	(553)	(437)
End of Period	$128,537	$81,633
Change in Private Equity Fee-Generating AUM:
Beginning of Period	$34,173	$27,932
(Loss) Income	(2)	61
Subscriptions/Capital raised	324	4
Distributions	(304)	(94)
Net segment transfers	—	196
Net movements between Fee-Generating and Non-Fee Generating	43	3
Leverage	(27)	(234)
End of Period	$34,207	$27,868
Change in Credit Fee-Generating AUM:
Beginning of Period	$88,249	$49,518
Income	885	62
Subscriptions/Capital raised	817	632
Distributions	(744)	(750)
Redemptions	(154)	(370)
Net segment transfers	(226)	(447)
Net movements between Fee-Generating and Non-Fee Generating	103	46
Leverage	(526)	(203)
End of Period	$88,404	$48,488
Change in Real Estate Fee-Generating AUM:
Beginning of Period	$5,946	$4,484
Income	14	50
Subscriptions/Capital raised	153	443
Distributions	(415)	(67)
Net segment transfers	226	251
Net movements between Fee-Generating and Non-Fee Generating	2	116
End of Period	$5,926	$5,277

Private Equity
During the three months ended March 31, 2014, the AUM in our private equity segment decreased by $1.8 billion, or 3.7%. This decrease was a result of distributions of $3.0 billion including $1.9 billion and $1.0 billion in Fund VII and Apollo Investment Fund VI, L.P. ("Fund VI"), respectively. Offsetting this decrease was a change in leverage of $0.5 billion and increases in unrealized gains of $0.4 billion.
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
Credit
During the three months ended March 31, 2014, AUM in our credit segment increased by $0.3 billion. There were increases in unrealized gains of $1.3 billion and subscriptions of $1.0 billion, including $0.5 billion in Financial Credit Investment II, L.P. ("FCI II") and $0.2 billion in Apollo Structured Credit Recovery Master Fund III, L.P. ("ACRF III"). This was offset by distributions of $0.9 billion, which included $0.3 billion from Apollo European Principal Finance Fund, L.P. ("EPF I") and $0.1 billion from Apollo Credit Opportunity Fund II, L.P. ("COF II"), and the majority of the remaining portion related to CLOs, decreases in leverage of $0.6 billion and decreases of $0.2 billion in redemptions and net segment transfers.
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
Real Estate
During the three months ended March 31, 2014, AUM in our real estate segment decreased by $0.4 billion, or 4.2%. This decrease was the result of a decrease in leverage of $0.5 billion, including $0.7 billion from AGRE 2011 A-4 Fund, L.P. ("CMBS II") which was partially offset by an increase in leverage of $0.2 billion in ARI. There were also distributions of $0.4 billion including a distribution of $0.2 billion from the AGRE 2011 A-4 Fund, L.P. These decreases were partially offset by increases in net segment transfers of $0.2 billion in accounts owned by or related to Athene and subscriptions of $0.2 billion including $0.1 billion in AGRE Debt Fund I, L.P.
During the three months ended March 31, 2013, AUM in our real estate segment increased by $0.6 billion, or 7.0%, which was primarily the result of $0.5 billion of additional subscriptions and $0.3 billion of segment transfers in. These increases were offset by segment transfers out of $0.1 billion and distributions of $0.1 billion.
Dollars Invested and Uncalled Commitments
Dollars invested is the aggregate amount of capital, including capital commitments from the limited partner investors in our funds, that have been invested by our multi-year drawdown, commitment-based funds and SIAs that have a defined maturity date and for funds and SIAs in our real estate debt strategy during a reporting period. Uncalled commitments, by contrast, represents unfunded capital commitments that certain of Apollo’s funds and SIAs have received from limited partners to fund future or current investments and expenses as of the reporting date. Dollars invested and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include transaction fees and incentive income to the extent fee generating. Dollars invested and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses dollars invested and uncalled commitments as key operating metrics since we believe the results measure our investment activities.

Dollars Invested and Uncalled Commitments
The following table summarizes by segment the dollars invested for funds and SIAs with a defined maturity date and certain funds in our real estate debt strategy during the specified reporting periods:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Private equity	$557	$1,190
Credit	1,729	1,135
Real Estate	494	848
Total dollars invested	$2,780	$3,173
The following table summarizes the uncalled commitments by segment as of March 31, 2014 and 2013, and December 31, 2013:

	As of March 31, 2014	As of March 31, 2013	As of December 31, 2013
	(in millions)
Private equity	$23,687	$6,315	$23,689
Credit	6,413	5,349	7,113
Real Estate	983	1,221	971
Total Uncalled Commitments(1)(2)	$32,173	$15,005	$32,852

(1)
As of March 31, 2014 and 2013 and December 31, 2013, includes $1.1 billion, $2.1 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within our three segments.

(2)
As of March 31, 2014 and 2013 and December 31, 2013, $28.5 billion, $13.9 billion, and $29.5 billion, respectively, represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements.

A The Historical Investment Performance of Our Funds
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

•
our funds’ returns have benefited from investment opportunities and general market conditions that may not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities;

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

•	Fund VIII, Fund VII and Fund VI are several times larger than our previous private equity funds, and this additional capital may not be deployed as profitably as our prior funds;

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Apollo Investment Fund IV, L.P. ("Fund IV") has generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2014, while Apollo Investment Fund V, L.P. ("Fund V") has generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2014. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014.

Investment Record

The following table summarizes the investment record by segment of our multi-year drawdown, commitment based funds and strategic investment accounts (“SIAs”) that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of March 31, 2014, unless otherwise noted:

											As of March 31, 2014				As of December 31, 2013
	Strategy	Vintage Year	Committed Capital	Total Invested Capital	Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
Private Equity(2):
Fund VIII(3)	Traditional Private Equity Funds	2013	$18,377	$462	$—		$462		$462		NM	(4)	NM	(4)	NM	(4)	NM	(4)
Fund VII	Traditional Private Equity Funds	2008	14,676	15,052	21,475		9,809		31,284		39%		30%		39%		30%
Fund VI	Traditional Private Equity Funds	2006	10,136	12,457	13,483		8,292		21,775		14		12		15		12
Fund V	Traditional Private Equity Funds	2001	3,742	5,192	12,453		506		12,959		61		44		61		44
Fund IV	Traditional Private Equity Funds	1998	3,600	3,481	6,776		26		6,802		12		9		12		9
Fund III	Traditional Private Equity Funds	1995	1,500	1,499	2,695		—		2,695		18		11		18		11
Fund I, II & MIA(5)	Traditional Private Equity Funds	1990/ 1992	2,220	3,773	7,924		—		7,924		47		37		47		37
Subtotal			$54,251	$41,916	$64,806		$19,095		$83,901		39%	(6)	26%	(6)	39%	(6)	26%	(6)
AION(3)	Other	2013	700	83	—		93		93		NM	(4)	NM	(4)	NM	(4)	NM	(4)
ANRP	Natural Resources	2012	1,323	403	25		464		489		15%		5%		18%		7%
Total Private Equity			$56,274	$42,402	$64,831		$19,652		$84,483
Credit:(7)
FCI II(3)	Structured Credit	2013	$1,542	$653	$—		$683		$683		NM	(4)	NM	(4)	NM	(4)	NM	(4)
ACRF II(8)	Structured Credit	2012	104	233	131		132		263		NM	(4)	NM	(4)	NM	(4)	NM	(4)
EPF II(9)(10)	Non-Performing Loans	2012	3,666	1,502	82		1,705		1,787		NM	(4)	NM	(4)	NM	(4)	NM	(4)
FCI(9)	Structured Credit	2012	559	443	173		468		641		16%		13%		NM	(4)	NM	(4)
AESI(9)(10)	European Credit	2011	490	840	698		360		1,058		23		18		23%		18%
AEC(9)	European Credit	2012	293	496	336		195		531		19		12		19		12
AIE II(10)	European Credit	2008	284	916	1,344		106		1,450		20		17		20		17
COF I	U.S. Performing Credit	2008	1,485	1,611	3,858		541		4,399		30		27		30		27
COF II	U.S. Performing Credit	2008	1,583	2,176	2,905		237		3,142		14		11		14		11
EPF I(10)	Non-Performing Loans	2007	1,783	2,343	2,422		1,136		3,558		21		16		21		16
ACLF	U.S. Performing Credit	2007	984	1,449	2,425		169		2,594		13		11		13		11
Artus(11)	U.S. Performing Credit	2007	107	190	226		—		226		7		7		7		7
Total Credit			$12,880	$12,852	$14,600		$5,732		$20,332
Real Estate:(7)
AGRE U.S. Real Estate Fund, L.P(12)	Equity	2012	867	496	78		558		636		18%		14%		17%		14%
AGRE Debt Fund I, LP	Debt	2011	957	954	241		825		1,066		13		11		13		11
2011 A4 Fund, L.P.	Debt	2011	235	206	280		24		304		15		13		14		12
AGRE CMBS Fund, L.P.	Debt	2009	419	301	489		26		515		14		11		14		11
CPI Capital Partners North America(13)	Equity	2006	600	453	319		61		380		17		12		17		13
CPI Capital Partners Asia Pacific(13)	Equity	2006	1,292	1,168	1,458		231		1,689		36		32		37		33
CPI Capital Partners Europe(10)(13)	Equity	2006	1,600	1,056	187		547		734		2		1		2		1
CPI Other(14)	Equity	Various	2,406	N/A	N/A	(14)	N/A	(14)	N/A	(14)	NM	(14)	NM	(14)	NM	(14)	NM	(14)
Total Real Estate			$8,376	$4,634	$3,052		$2,272		$5,324

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.

(2)	Amounts presented are computed based on actual timing of the funds' cash inflows and outflows

(3)
Fund VIII, AION Capital Partners Limited ("AION"), and FCI II were launched during 2013, 2012, and 2013 respectively. Fund VIII, AION, and FCI II had their final capital raises in 2013 establishing their vintage years.

(4)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(5)
Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. We do not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III were excluded assets in connection with the 2007 Reorganization. As a result, Apollo Global Management, LLC did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with our managing partners and other investment professionals.

(6)	Total IRR is calculated based on total cash flows for all funds presented.

(7)
The investment record table for the credit and real estate funds and SIAs presented is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date.

(8)
As part of the acquisition of Stone Tower Capital LLC (“Stone Tower”), Apollo acquired the manager of Apollo Structured Credit Recovery Master Fund II, Ltd. (“ACRF II”). Apollo became the manager of this fund upon completing the acquisition on April 2, 2012.

(9)
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

(10)	Funds are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.38 as of March 31, 2014.

(11)	Apollo/ Artus Investors 2007-I, L.P. ("Artus") liquidated during the fourth quarter of 2013. Amounts presented represent the historical performance and returns for the fund.

(12)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund that intends to make real estate-related investments principally located in the United States, held closings in January 2011, June 2011 and April 2012 for a total of $263 million in base capital commitments and $450 million in additional capital commitments. Additionally, there was $154 million of co-invest commitments raised, which is included in the figures in the table above. A co-invest entity within AGRE U.S. Real Estate Fund is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.67 as of March 31, 2014.

(13)
As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to March 31, 2014 were (7)%, 8% and (9)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(14)
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

The following table summarizes the investment record for distressed investments made in our private equity fund portfolios excluding ANRP and AION, since the Company’s inception. All amounts are as of March 31, 2014:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,608	$16,629	29%
Non-Control Distressed	6,136	9,209	71
Total	11,744	25,838	49
Buyout Equity, Portfolio Company Debt and Other Credit(2)	30,172	58,063	23
Total	$41,916	$83,901	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

(2)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of our Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of March 31, 2014:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$462	$462
Total	$462	$462

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,318	$23,504
Other Credit and Classic Distressed(2)	4,734	7,780
Total	$15,052	$31,284
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,312	$18,075
Other Credit and Classic Distressed(2)	2,145	3,700
Total	$12,457	$21,775
Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,985
Classic Distressed(2)	780	974
Total	$5,192	$12,959

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII is $652 million and $12,922 million, respectively, which represents capital commitments from limited partners to invest in a particular fund less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	Classic Distressed is defined as investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary and post recessionary periods (second half of 2007 through March 31, 2014), our private equity funds have invested $30.1 billion, of which $16.5 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.1x, 7.7x and 6.6x, respectively, as of March 31, 2014. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable EBITDA which we believe captures the true economics for our funds' purchases of portfolio companies.

Credit
The following table summarizes the investment record for certain funds and SIAs within our credit segment with no maturity date. All amounts are as of March 31, 2014, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of March 31, 2014	Since Inception to March 31, 2014		For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013		Since Inception to December 31, 2013		For the Year Ended December 31, 2013
			(in millions)
ACSP(1)	Opportunistic Credit	2012	$327	29%	(2)	6%	(2)	NM	(2)	NM	(2)	NM	(2)
ACSF(3)	Opportunistic Credit	2011	292	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
STCS(3)	Opportunistic Credit	2010	4	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
SOMA(4)	Opportunistic Credit	2007	731	67		5		2%		58%		9%
ACF(3)	U.S. Performing Credit	2005	2,252	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
Value Funds(5)	Opportunistic Credit	2003/2006	266	74		—		4		74		5
Totals			$3,872

(1)
Apollo Centre Street Partnership, L.P. (“ACSP”) is a strategic investment account with $615 million of committed capital. Net asset value is presented for the primary mandate and excludes investments in other Apollo funds.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(3)
As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”), Stone Tower Credit Solutions Master Fund Ltd. (“STCS”), and Apollo Credit Master Fund Ltd. (“ACF”). As of March 31, 2014, the net returns from inception for ACSF, STCS and ACF were 42%, 42%, and 6%, respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.

(4)	Net asset value and returns are for the primary mandate and excludes Apollo Special Opportunities Managed Account, L.P.’s (“SOMA”) investments in other Apollo funds.

(5)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds, and Apollo Value Investment Master Fund, L.P., together with its feeder funds.

The following table summarizes the investment record for our publicly traded vehicles by segment as of March 31, 2014:

						Net Returns
	Strategy	IPO Year(2)	Raised Capital(3)	Gross Assets	Current Net Asset Value	Since Inception to March 31, 2014		For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013		Since Inception to December 31, 2013		For the Year Ended December 31, 2013
		(in millions)
Private Equity:
AAA(1)	Other	2006	$1,823	$2,148	$2,146	N/A		11%		3%		N/A		21%
Credit:
AIF(4)	U.S. Performing Credit	2013	276	425	287	NM	(5)	NM	(5)	NM	(5)	NM	(5)	NM	(5)
AFT(4)	U.S. Performing Credit	2011	295	452	299	24%		2		4		22		9
AMTG(6)	Structured Credit	2011	791	3,820	770	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)	N/A	(6)
AINV(7)	Opportunistic Credit	2004	2,978	3,380	1,925	N/A		N/A		N/A		70%		16
Real Estate:
ARI(8)	Debt	2009	720	1,016	688	N/A	(8)	N/A	(8)	N/A	(8)	N/A	(8)	N/A	(8)
Totals			$6,883	$11,241	$6,115

(1)
AAA completed its initial public offering in June 2006 and is the sole limited partner in AAA Investments, L.P. (“AAA Investments”). Athene was AAA Investments’ only material investment as of March 31, 2014. AAA, through its investment in AAA Investments, was the largest shareholder of Athene Holding Ltd. as of March 31, 2014, with an approximate 72.5% ownership stake (without giving effect to restricted common shares issued under Athene’s management equity plan and conversion of AAA Investments' note receivable), and effectively 45% of the voting power of Athene. On April 4, 2014, Athene Holding Ltd. completed a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding Ltd. (the “Athene Private Placement”). Once the Athene Private Placement is fully drawn down, AAA Investments’ economic ownership of Athene is expected to decrease to approximately 51.5% (without giving effect to restricted common shares issued under Athene’s management equity plan, conversion to common shares of AAA Investments’ note receivable from Athene, or common shares to be issued under Apollo’s services agreements with Athene and AAA subsequent to April 29, 2014). Represents the net return calculated based on period over period changes in net asset value. Additional information related to AAA can be found on its website www.apolloalternativeassets.com. The information contained in AAA’s website is not part of this Quarterly Report on Form 10-Q.

(2)
An initial public offering ("IPO") year represents the year in which the vehicle commenced trading on a national securities exchange. AIF, AFT, and AMTG are publicly traded vehicles traded on the New York Stock Exchange ("NYSE"). AINV is a public company traded on the National Association of Securities Dealers Automated Quotation. AAA is a publicly traded vehicle traded on Eurnoext Amsterdam.

(3)	Amounts represent raised capital net of offering and issuance costs.

(4)
AFT and AIF completed their initial public offerings during the first quarter of 2011 and 2013, respectively. Gross Assets represents total managed assets of these closed-end funds. Refer to www.agmfunds.com for the most recent financial information on AFT and AIF. The information contained on AFT’s and AIF’s website is not part of this Quarterly Report on Form 10-Q.

(5)
Returns have not been presented as the publicly traded vehicle commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(6)	Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained in AMTG’s website is not part of this Quarterly Report on Form 10-Q.

(7)
Net return for AINV represents net asset value return including reinvested dividends. Refer to www.apolloic.com for the most recent public financial information on AINV. The information contained in AINV’s website is not part of this Quarterly Report on Form 10-Q. All amounts are as of December 31, 2013 unless otherwise noted.

(8)
ARI is a public company traded on the NYSE. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained in ARI’s website is not part of this Quarterly Report on Form 10-Q.

Athene and SIAs

As of March 31, 2014, Athene Asset Management, L.P. ("Athene Asset Management") had $59.2 billion of total AUM in accounts owned by or related to Athene, of which approximately $9.8 billion, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $9.8 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.

We also manage CLOs within our credit segment, with such CLOs representing a total AUM of approximately $9.6 billion as of March 31, 2014. Such CLO performance information is not included in the above investment record tables.

As of March 31, 2014, Apollo managed approximately $14 billion of total AUM in SIAs which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across our private equity, credit and real estate funds. The above investment record tables exclude certain funds with an aggregate AUM of approximately $5.2 billion as of March 31, 2014, which were excluded because management deemed them to be immaterial.
The following table provides a summary of the cost and fair value of our funds’ investments by segment for the funds and SIAs listed in the investment record tables:

	As of March 31,				As of December 31,
	2014		2013		2013
	(in millions)
Private Equity:
Cost	$14,063		$17,529		$14,213
Fair Value	21,800		28,408		23,432
Credit:
Cost	$16,636	(1)	$15,509	(2)	$15,642
Fair Value	17,128	(1)	16,697	(2)	16,656
Real Estate:
Cost	$3,184		$4,202		$4,246
Fair Value	3,117		4,083		4,160

(1)	AINV cost and fair value amounts are as of December 31, 2013.

(2)	AINV and AMTG cost and fair value amounts are as of December 31, 2012.

Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Affiliates, Net. As a result of providing advisory services with respect to actual and potential private equity, credit, and real estate investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. See note 2 to our condensed consolidated financial statements for more detail.
The Management Fee Offsets are calculated for each fund as follows:

•	65%-100% for private equity funds, gross advisory, transaction and other special fees;

•	65%-100% for certain credit funds, gross advisory, transaction and other special fees; and

•	100% for certain real estate funds, gross advisory, transaction and other special fees.
Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs"). These costs (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management's decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated.
As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s condensed consolidated statements of operations, and any receivable from the respective funds is presented in Due from Affiliates on the condensed consolidated statements of financial condition.
Management Fees from Affiliates. The significant growth of the assets we manage has had a positive effect on our revenues. Management fees are typically calculated based upon any of “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “invested capital,” “adjusted assets,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable limited partnership agreement and/or management agreement of the unconsolidated funds.
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
As of March 31, 2014, approximately 70% of the value of our fund investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 30% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of March 31, 2014 was 58%, 80% and 52%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” in our Annual Report on Form10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014 for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our credit and real estate funds have various carried interest rates and hurdle rates. Certain credit funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain credit and real estate funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received carried interest income as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. This actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
The table below presents an analysis of our (i) carried interest receivable on an unconsolidated basis as of March 31, 2014 and (ii) realized and unrealized carried interest income (loss) for our combined segments' incentive business as of and for the three months ended March 31, 2014:

	As of March 31, 2014		For the Three Months Ended March 31, 2014
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest (Loss) Income	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$773.5		$(117.3)	$259.1	$141.8
Fund VI	522.0		(175.6)	111.7	(63.9)
Fund V	54.3		11.2	10.5	21.7
Fund IV	5.4		(2.3)	—	(2.3)
AAA/Other(1)(2)	219.0		(9.6)	15.6	6.0
Total Private Equity Funds	1,574.2		(293.6)	396.9	103.3
Credit Funds:
U.S. Performing Credit	162.9		1.1	17.5	18.6
Opportunistic Credit	48.5		15.1	1.0	16.1
Structured Credit	60.7		7.0	—	7.0
European Credit	18.0		3.2	3.3	6.5
Non-Performing Loans	119.8		(34.3)	44.0	9.7
Total Credit Funds	409.9		(7.9)	65.8	57.9
Real Estate Funds:
CPI Funds	4.0		(1.3)	—	(1.3)
AGRE U.S. Real Estate Fund	6.8		1.2	—	1.2
Other	4.1		(0.2)	—	(0.2)
Total Real Estate Funds	14.9		(0.3)	—	(0.3)
Total	$1,999.0	(3)	$(301.8)	$462.7	$160.9

(1)	Includes certain SIAs.

(2)
Includes $121.3 million of carried interest receivable from AAA Investments' investment in Athene Holding Ltd., which may be settled in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding Ltd. by AAA Investments to AAA; in the event there is not a distribution of shares, the receivable will be settled in cash. During the three months ended March 31, 2014, Apollo earned $20.4 million from AAA Investments' investment in Athene Holding Ltd.

(3)
There was a corresponding profit sharing payable of $894.1 million as of March 31, 2014 that resulted in a net carried interest receivable on an unconsolidated basis of $1,104.9 million as of March 31, 2014. Included within profit sharing payable are contingent consideration obligations of $126.5 million as of March 31, 2014.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of March 31, 2014. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the condensed consolidated statements of financial condition. As of March 31, 2014, there were no such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception for our combined segments through March 31, 2014:

	Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (1)	Total Undistributed and Distributed by Fund and Recognized(2)	General Partner Obligation as of March 31, 2014(2)	Maximum Carried Interest Income Subject to Potential Reversal(3)
	(in millions)
Private Equity Funds:
Fund VII	$773.5	$2,218.8	$2,992.3	$—	$2,332.9
Fund VI	522.0	1,290.3	1,812.3	—	1,394.3
Fund V	54.3	1,420.7	1,475.0	—	90.4
Fund IV	5.4	597.2	602.6	—	5.3
AAA/Other	219.0	82.9	301.9	—	219.7
Total Private Equity Funds	1,574.2	5,609.9	7,184.1	—	4,042.6
Credit Funds:
U.S. Performing Credit	162.9	653.8	816.7	—	438.3
Opportunistic Credit(4)	39.7	185.6	225.3	—	59.5
Structured Credit	60.7	44.7	105.4	—	70.0
European Credit	18.0	76.8	94.8	—	79.4
Non-Performing Loans	119.8	79.0	198.8	—	198.8
Total Credit Funds	401.1	1,039.9	1,441.0	—	846.0
Real Estate Funds:
CPI Funds	4.0	5.2	9.2	—	4.0
AGRE U.S. Real Estate Fund	6.8	—	6.8	—	6.8
Other	4.1	—	4.1	—	4.1
Total Real Estate Funds	14.9	5.2	20.1	—	14.9
Total	$1,990.2	$6,655.0	$8,645.2	$—	$4,903.5

(1)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(2)
Amounts were computed based on the fair value of fund investments on March 31, 2014. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at March 31, 2014. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(3)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on March 31, 2014. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds' management agreement.

(4)	Amounts exclude AINV, as carried interest income from this fund is not subject to contingent repayment by the general partner.
Expenses
Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the carried interest income earned from private equity, credit and real estate funds and compensation expense associated with the vesting of non-cash equity-based awards.
Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the 2007 Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. See note 1 to our condensed consolidated financial statements for further discussion of the 2007 Reorganization. Subsequent to the 2007 Reorganization, our Managing Partners are considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with the AOG Units described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the 2007 Reorganization, as discussed in note 1 to our condensed consolidated financial statements.
In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real estate funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real estate carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 13 to our condensed consolidated financial statements for further discussion of indemnification.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA RDUs, or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and credit segments, which generally vest over three years. In addition, the Company grants equity awards to certain employees, including RSUs and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 12 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the 2007 AMH Credit Agreement and 2013 AMH Credit Facilities as discussed in note 10 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.
Other Income (Loss)
Net Gains (Losses) from Investment Activities. The performance of the consolidated Apollo funds has impacted our net gains (losses) from investment activities. Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening reporting date and the closing reporting date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. For results of AAA, a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the condensed consolidated statements of operations. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our condensed consolidated financial statements.

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
Interest Income. The Company recognizes security transactions on the trade date. Interest income is recognized as earned on an accrual basis. Discounts and premiums on securities purchased are accreted or amortized over the life of the respective securities using the effective interest method. Interest income also includes payment-in-kind interest (or "PIK" interest) on a convertible note and from one of our credit funds.
Other Income (Loss), Net. Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 13 to our condensed consolidated financial statements), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolutions of any related appeals or litigation, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 60.6% and 64.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2014 and 2013, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97.5%, and 97.3% ownership interests held by limited partners in AAA as of March 31, 2014 and 2013, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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
On January 1, 2010, the Company adopted amended consolidation guidance issued by the Financial Accounting Standards Board ("FASB") on issues related to VIEs. The amended guidance significantly affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The amended guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The amended guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the condensed consolidated statements of financial condition of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized in the condensed consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Apollo’s involvement with the funds it manages is such that all three of the above conditions are met with the exception of certain vehicles which fail condition (c) above. As previously discussed, the incremental impact of adopting the amended consolidation guidance has resulted in the consolidation of certain VIEs managed by the Company. Additional disclosures related to Apollo’s involvement with VIEs are presented in note 4 to our condensed consolidated financial statements.

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2014 and 2013. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three Months Ended March 31,		Amount Change	Percentage Change
	2014	2013
	(dollars in thousands)
Revenues:
Advisory and transaction fees from affiliates, net	$116,065	$47,419	$68,646	144.8%
Management fees from affiliates	209,791	150,447	59,344	39.4
Carried interest income from affiliates	165,544	1,111,207	(945,663)	(85.1)
Total Revenues	491,400	1,309,073	(817,673)	(62.5)
Expenses:
Compensation and benefits:
Equity-based compensation	58,978	45,286	13,692	30.2
Salary, bonus and benefits	80,530	73,396	7,134	9.7
Profit sharing expense	103,959	423,620	(319,661)	(75.5)
Total Compensation and Benefits	243,467	542,302	(298,835)	(55.1)
Interest expense	3,114	7,518	(4,404)	(58.6)
Professional fees	19,452	16,060	3,392	21.1
General, administrative and other	24,678	22,941	1,737	7.6
Placement fees	1,786	9,358	(7,572)	(80.9)
Occupancy	9,903	9,805	98	1.0
Depreciation and amortization	11,719	14,618	(2,899)	(19.8)
Total Expenses	314,119	622,602	(308,483)	(49.5)
Other Income:
Net gains from investment activities	223,408	52,133	171,275	328.5
Net gains from investment activities of consolidated variable interest entities	47,735	47,861	(126)	(0.3)
Income from equity method investments	22,910	27,790	(4,880)	(17.6)
Interest income	3,328	3,091	237	7.7
Other income, net	17,531	1,298	16,233	NM
Total Other Income	314,912	132,173	182,739	138.3
Income before income tax provision	492,193	818,644	(326,451)	(39.9)
Income tax provision	(32,549)	(18,579)	(13,970)	75.2
Net Income	459,644	800,065	(340,421)	(42.5)
Net income attributable to Non-controlling Interests	(387,475)	(551,087)	163,612	(29.7)
Net Income Attributable to Apollo Global Management, LLC	$72,169	$248,978	$(176,809)	(71.0)%

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
Advisory and transaction fees from affiliates, net, increased by $68.6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This was attributable to an increase in advisory and transaction fees, net in the credit and private equity segments of $55.8 million and $13.0 million, respectively. The increase in the credit segment was primarily driven by an increase in monitoring fees based on Athene's capital and surplus of $39.2 million and net transaction fees earned from EPF II of $13.8 million during the three months ended March 31, 2014. This increase in the private equity segment was primarily attributable to an increase of $15.2 million in net transaction and termination fees driven by the portfolio company investments of Fund VII and ANRP.
Management fees from affiliates increased by $59.3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to an increase in management fees earned by our credit and private equity segments of $47.3 million, $13.1 million, respectively, as a result of an increase in fee-generating AUM with respect to these segments during the period. A primary driver of the increase in management fees earned from the credit funds was attributable to an increase of $43.2 million of fees earned from Athene Asset Management as a result of Athene's acquisition of the U.S. annuity operations of Aviva plc ("Aviva USA") which closed in the fourth quarter of 2013. The increase was also due to Fund VIII, which generated an additional $48.2 million of management fees for the three months ended March 31, 2014 as compared to the same period in 2013. The increase in management fees from affiliates was partially offset by a $33.5 million reduction in management fees for Fund VII due to a change in fee basis.
Carried interest income from affiliates decreased by $945.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to decreased carried interest income primarily from Fund VI, Fund VII, AAA Co-Invest VI, SOMA, COF I, Stanhope Life II, L.P., COF II and the Value Funds, of $708.5 million, $171.2 million, $27.1 million, $25.5 million, $25.5 million, $13.8 million, $8.6 million, and $4.8 million respectively. The decrease with respect to Fund VI was primarily due to the absence of "catch-up" unrealized carried interest income in the first quarter of 2014 that was earned in the first quarter of 2013 as the fund crossed its preferred return hurdle. This was offset by increases in the fair value of portfolio investments held by AAA, EPF I, Stanhope Life I, L.P., and Fund V which had increased carried interest income of $18.3 million, $10.0 million, $10.7 million, and $6.6 million, respectively, during the three months ended March 31, 2014 as compared to the same period in 2013.
Expenses
Compensation and benefits decreased by $298.8 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to a reduction within profit sharing expense of $319.7 million, due to a decrease in carried interest income earned by certain of our private equity, credit and real estate funds during the three months ended March 31, 2014. Included within profit sharing expense was an $11.8 million expense related to the Incentive Pool (as defined below) for the three months ended March 31, 2014 and 2013. Lower amortization of AOG Units of $15.0 million due to the end of their vesting period as of June 30, 2013, lower amortization of RSU awards granted in connection with the 2007 private placement and other equity-based awards of $11.3 million further contributed to the overall decrease in compensation and benefits for the three months ended March 31, 2014 as compared to the same period in 2013. This decrease was partially offset by a non-cash expense of $45.6 million related to equity-based compensation in connection with the departure of an executive officer during the three months ended March 31, 2014. Additionally, salary, bonus and benefits increased by $7.1 million during the three months ended March 31, 2014 as a result of an increase in headcount during the period as compared to the same period in 2013.
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
Interest expense decreased by $4.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to decreased interest expense related to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement during the three months ended March 31, 2014 as compared to the same period in 2013 (see note 10 to our condensed consolidated financial statements).
Professional fees increased by $3.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was attributable to higher accounting and consulting fees incurred during the three months ended March 31, 2014 as compared to the same period in 2013.
General, administrative and other expenses increased by $1.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to an increase in costs associated with the launch of new funds, increased travel, information technology, recruiting and other expenses incurred during the three months ended March 31, 2014 as compared to the same period in 2013.
Placement fees decreased by $7.6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to $6.7 million related to the IPO of AIF during the three months ended March 31, 2013.
Depreciation and amortization expense decreased $2.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to lower amortization of intangible assets during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Other Income (Loss)
Net gains from investment activities increased by $171.3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to a $157.6 million and $14.0 million increase in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments and the investment in HFA, respectively, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Income from equity method investments decreased by $4.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily driven by changes in the fair values of certain Apollo funds and other entities in which the Company has a direct interest. Fund VII, COF I, EPF I, VC Holdings, L.P. Series C ("Vantium C"), AION and AINV had the most significant impact and together generated $18.9 million of income from equity method investments during the three months ended March 31, 2014 as compared to $23.2 million during the three months ended March 31, 2013, resulting in a year-over-year net decrease of $4.3 million. See note 3 to our condensed consolidated financial statements for a complete summary of income from equity method investments by fund for the three months ended March 31, 2014 and 2013.
Other income, net increased by $16.2 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to a $14.0 million unrealized gain on Athene related derivative contracts for the three months ended March 31, 2014 (see note 13 to our condensed consolidated financial statements). This change was also attributable to increased income of $2.2 million related to the reduction of the tax receivable agreement liability due to a change in estimated tax rates.
Income Tax Provision

Income tax expense increased by $14.0 million primarily due to higher taxable income driven by a change in the mix of our earnings which are subject to corporate-level taxation. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 6.6% and 2.3% for the three months ended March 31, 2014 and 2013, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) amortization of AOG Units that are non-deductible for income tax purposes; and (iv) state and local income taxes including NYC UBT.
Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
AAA(1)	$(199,269)	$(45,682)
Interest in management companies and a co-investment vehicle(2)	(3,585)	(3,836)
Other consolidated entities	(4,698)	21,919
Net income attributable to Non-Controlling Interests in consolidated entities	(207,552)	(27,599)
Net income attributable to Appropriated Partners’ Capital(3)	(24,823)	(38,242)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(155,100)	(485,246)
Net Income attributable to Non-Controlling Interests	$(387,475)	$(551,087)
Net income attributable to Appropriated Partners’ Capital(4)	24,823	38,242
Comprehensive Income Attributable to Non-Controlling Interests	$(362,652)	$(512,845)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.5% and 97.3% as of March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, Apollo owned approximately 2.5% and 2.7% of AAA, respectively.

(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit funds.

(3)	Reflects net income of the consolidated CLOs classified as VIEs.

(4)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to Non-Controlling Interests on the condensed consolidated statements of comprehensive income.

Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$459,644	$800,065
Net income attributable to Non-Controlling Interests in consolidated entities	(232,375)	(65,841)
Net income after Non-Controlling Interests in consolidated entities	227,269	734,224
Adjustments:
Income tax provision(1)	32,549	18,579
NYC UBT and foreign tax provision(2)	(2,742)	(716)
Net (income) loss in non-Apollo Operating Group entities	(1,891)	332
Total adjustments	27,916	18,195
Net income after adjustments	255,185	752,419
Approximate ownership percentage of Apollo Operating Group	60.6%	64.5%
Net income attributable to Non-Controlling Interests in Apollo Operating Group(3)	$155,100	$485,246

(1)
Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to APO Corp. are added back to income of the Apollo Operating Group before calculating Non-Controlling Interests as the income allocable to the Apollo Operating Group is not subject to such taxes.

(2)
Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income attributable to the Apollo Operating Group.

(3)
This amount is calculated by applying the weighted average ownership percentage range of approximately 60.8% and 64.5% during the three months ended March 31, 2014 and 2013, respectively, to the consolidated net income of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

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
In addition to providing the financial results of our three reportable business segments, we further evaluate our individual reportable segments based on what we refer to as our management and incentive businesses. Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. The management business includes management fee revenues, advisory and transaction fee revenues, carried interest income from one of our opportunistic credit funds and expenses, each of which we believe are more stable in nature. The financial performance of our incentive business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The incentive business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.
Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment for the three months ended March 31, 2014 and 2013, respectively. ENI represents segment income, excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising of amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$37,636	$—	$37,636	$24,617	$—	$24,617
Management fees from affiliates	79,421	—	79,421	66,272	—	66,272
Carried interest income from affiliates:
Unrealized (losses) gains	—	(293,589)	(293,589)	—	697,614	697,614
Realized gains	—	396,840	396,840	—	293,379	293,379
Total Revenues	117,057	103,251	220,308	90,889	990,993	1,081,882
Expenses:
Compensation and Benefits:
Equity-based compensation	24,449	—	24,449	8,373	—	8,373
Salary, bonus and benefits	22,269	—	22,269	27,374	—	27,374
Profit sharing expense	—	66,095	66,095	—	387,821	387,821
Total compensation and benefits	46,718	66,095	112,813	35,747	387,821	423,568
Other expenses	18,671	—	18,671	21,967	—	21,967
Total Expenses	65,389	66,095	131,484	57,714	387,821	445,535
Other Income:
Income from equity method investments	—	18,800	18,800	—	22,551	22,551
Other income, net	1,694	1,599	3,293	1,632	—	1,632
Total Other Income	1,694	20,399	22,093	1,632	22,551	24,183
Economic Net Income	$53,362	$57,555	$110,917	$34,807	$625,723	$660,530

(1)	Reclassified to conform to current presentation. See note 16 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Three Months Ended March 31,
	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$37,636	$24,617	$13,019	52.9%
Management fees from affiliates	79,421	66,272	13,149	19.8
Carried interest income from affiliates:
Unrealized (losses) gains	(293,589)	697,614	(991,203)	NM
Realized gains	396,840	293,379	103,461	35.3
Total carried interest income from affiliates	103,251	990,993	(887,742)	(89.6)
Total Revenues	220,308	1,081,882	(861,574)	(79.6)
Expenses:
Compensation and benefits:
Equity-based compensation	24,449	8,373	16,076	192.0
Salary, bonus and benefits	22,269	27,374	(5,105)	(18.6)
Profit sharing expense	66,095	387,821	(321,726)	(83.0)
Total compensation and benefits expense	112,813	423,568	(310,755)	(73.4)
Other expenses	18,671	21,967	(3,296)	(15.0)
Total Expenses	131,484	445,535	(314,051)	(70.5)
Other Income:
Income from equity method investments	18,800	22,551	(3,751)	(16.6)
Other income, net	3,293	1,632	1,661	101.8
Total Other Income	22,093	24,183	(2,090)	(8.6)
Economic Net Income	$110,917	$660,530	$(549,613)	(83.2)%

(1)	Reclassified to conform to current presentation. See note 16 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.
Revenues
Advisory and transaction fees from affiliates, net, increased by $13.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to an increase of $15.2 million in net transaction fees driven by the portfolio company investments of Fund VII and ANRP. The net transaction and termination fees related to Fund VII and ANRP increased by $14.2 million and $2.3 million, respectively, primarily due to termination fees earned in 2014 from EP Energy LLC and Brit Insurance, which together generated $30.0 million, compared to approximately $14.5 million of net transaction fees earned during the three months ended March 31, 2013, attributable to five portfolio companies, McGraw-Hill Global Education Holdings, LLC, Talos Energy LLC, Jewel UK Bidco Limited, Momentive Performance Materials Holdings LLC, and Berry Plastics Corporation. Net advisory fees decreased by $2.1 million mainly due to decreased monitoring fees earned from portfolio company investments of Fund VI, including LeverageSource, Claire's Stores, Inc., and Oceania Cruises Inc.
Management fees from affiliates increased by $13.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily attributable to Fund VIII, which generated $48.2 million in management fees during the three months ended March 31, 2014. This increase was partially offset by decreased management fees earned from Fund VII of $33.5 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital due to the fund coming to the end of the fund's investment period. Management fees earned from Fund VI also decreased by $2.6 million due to lower invested capital during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Carried interest income from affiliates decreased $887.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to decreases in carried interest income earned from Fund VI, Fund VII, and AAA Investments (Co-Invest VI) L.P. ("AAA Co-Invest VI")of $708.5 million, of $171.2 million and of $27.1 million, respectively, partially offset by increases of $18.3 million and $6.6 million from AAA and Fund V, respectively. Realized carried interest income increased $103.5 million, mainly driven by increased dispositions of underlying portfolio investments held during the period by Fund VI, Fund VII, and AAA Co-Invest VI of $42.5 million, $34.8 million, and $15.1 million, respectively. The increase in realized carried interest income was offset by a decrease of $991.2 million in net unrealized carried interest income. The decrease in net unrealized carried interest income was mainly driven by Fund VI and Fund VII of $751.0 million and $206.0 million, respectively, resulting from the realization of underlying portfolio investments and the absence of "catch-up" unrealized carried interest income from Fund VI in the first quarter of 2014 that was earned in the first quarter of 2013 as the fund crossed its preferred return hurdle.
Expenses
Compensation and benefits expense decreased by $310.8 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily a result of a decrease of $321.7 million in profit sharing expense driven by a decrease in carried interest income earned by certain of our private equity funds during the three months ended March 31, 2014. Additionally, salary, bonus, and benefits decreased by $5.1 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to lower accrued employee bonuses. This decrease was partially offset by increased equity-based compensation of $16.1 million, driven by non-cash expense of $17.9 million related to equity-based compensation in connection with the departure of an executive officer during the three months ended March 31, 2014. Included in profit sharing expense is $11.0 million and $8.7 million related to the Incentive Pool for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, respectively.
Other expenses decreased by $3.3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to decreased general and administrative expenses as a result of lower organization costs, lower interest expense due to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement (see note 10 to our condensed consolidated financial statements) and a reduction in professional fees attributable to lower external accounting, tax, and legal fees.
Other Income
Income from equity method investments decreased by $3.8 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was driven by decreases in the fair values of our private equity investments held, primarily from Apollo's ownership interest in Fund VII which decreased $11.1 million during the three months ended March 31, 2014. The decrease in income from equity method investments was partially offset by an increase of $6.9 million from the equity investments held in AAA and AION for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Other income, net increased by $1.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and a reduction of the tax receivable agreement liability due to a change in estimated tax rates. See note 13 to our condensed consolidated financial statements for more information on the tax receivable agreement.

Credit
The following tables set forth segment statement of operations information and ENI for our credit segment for the three months ended March 31, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$77,480	$—	$77,480	$21,677	$—	$21,677
Management fees from affiliates	131,629	—	131,629	84,364	—	84,364
Carried interest income from affiliates:
Unrealized (losses) gains (2)	—	(7,898)	(7,898)	—	73,247	73,247
Realized gains	8,464	65,786	74,250	9,051	51,477	60,528
Total Revenues	217,573	57,888	275,461	115,092	124,724	239,816
Expenses:
Compensation and Benefits:
Equity-based compensation	28,251	—	28,251	6,526	—	6,526
Salary, bonus and benefits	50,744	—	50,744	38,830	—	38,830
Profit sharing expense	—	38,466	38,466	—	35,343	35,343
Total compensation and benefits	78,995	38,466	117,461	45,356	35,343	80,699
Other expenses	36,415	—	36,415	38,323	—	38,323
Total Expenses	115,410	38,466	153,876	83,679	35,343	119,022
Other Income:
Net gains from investment activities	—	18,013	18,013	—	4,030	4,030
Income from equity method investments	—	8,748	8,748	—	6,932	6,932
Other income, net	4,335	12,441	16,776	4,455	—	4,455
Total Other Income	4,335	39,202	43,537	4,455	10,962	15,417
Non-Controlling Interests	(3,256)	—	(3,256)	(3,464)	—	(3,464)
Economic Net Income	$103,242	$58,624	$161,866	$32,404	$100,343	$132,747

(1)	Reclassified to conform to current presentation. See note 16 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Three Months Ended March 31,
	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$77,480	$21,677	$55,803	257.4%
Management fees from affiliates	131,629	84,364	47,265	56.0
Carried interest income from affiliates:
Unrealized (losses) gain(2)	(7,898)	73,247	(81,145)	NM
Realized gains	74,250	60,528	13,722	22.7
Total carried interest income from affiliates	66,352	133,775	(67,423)	(50.4)
Total Revenues	275,461	239,816	35,645	14.9
Expenses:
Compensation and benefits
Equity-based compensation	28,251	6,526	21,725	332.9
Salary, bonus and benefits	50,744	38,830	11,914	30.7
Profit sharing expense	38,466	35,343	3,123	8.8
Total compensation and benefits	117,461	80,699	36,762	45.6
Other expenses	36,415	38,323	(1,908)	(5.0)
Total Expenses	153,876	119,022	34,854	29.3
Other Income:
Net gains from investment activities	18,013	4,030	13,983	347.0
Income from equity method investments	8,748	6,932	1,816	26.2
Other income, net	16,776	4,455	12,321	276.6
Total Other Income	43,537	15,417	28,120	182.4
Non-Controlling Interests	(3,256)	(3,464)	208	(6.0)
Economic Net Income	$161,866	$132,747	$29,119	21.9%

(1)	Reclassified to conform to current presentation. See note 16 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

Revenues
Advisory and transaction fees from affiliates, net, increased by $55.8 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily driven by an increase in monitoring fees based on Athene's capital and surplus of $39.2 million and net advisory and transaction fees earned from EPF II and FCI II of $13.8 million and $6.1 million, respectively, during the three months ended March 31, 2014.
Management fees from affiliates increased by $47.3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to increases in management fees earned from Athene, FCI II, AINV and ACF of $43.2 million, $3.1 million, $1.2 million and 1.0 million, respectively, during the three months ended March 31, 2014 compared to the same period in 2013. The increase in management fees was partially offset by a $2.6 million decrease in management fees generated from COF II and a $1.3 million decrease in fees generated from EPF I, compared to the same period in 2013.
Carried interest income from affiliates decreased by $67.4 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to lower carried interest income related to SOMA of $25.5 million, COF I of $25.5 million, CLOs of $10.6 million, COF II of $8.6 million and Apollo Credit Liquidity Fund, L.P. ("CLF") of $6.0 million offset by higher carried interest income related to EPF I of $10.0 million and COF

III of $4.6 million for the three months ended March 31, 2014 compared to three months ended March 31, 2013. Included in carried interest income from affiliates was unrealized carried interest income which decreased by $81.1 million primarily resulting from reversals of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by EPF I, CLOs, COF II, and AESI. The decrease in unrealized carried interest income was offset by increases in realized carried interest income of $13.7 million, primarily resulting from increased dividends, interest income, and dispositions of portfolio investments held by EPF I of $44.0 million, CLOs of $10.5 million, AESI of $1.4 million, offset by decreases in COF I of $33.9 million and COF II of $7.0 million as compared to three months ended March 31, 2013.
Expenses
Compensation and benefits expense increased by $36.8 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The change was primarily due to an increase in equity-based compensation of $21.7 million, driven by non-cash expense of $23.2 million related to equity-based compensation in connection with the departure of an executive officer during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. There also was an increase in salary, bonus, and benefits of $11.9 million during the period, due to increased headcount, and an increase in profit-sharing expense of $3.1 million during the three months ended March 31, 2014 as compared to the same period in 2013. Included in the profit sharing expense is the Incentive Pool, which resulted in additional profit sharing expense of $0.7 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively. Within our credit segment, the Company is aligning total compensation for investment professionals with the profitability of the credit business as a whole rather than on a fund-by-fund basis.  As a result the Company incurred approximately $16 million of additional profit sharing expense which was recorded for the three months ended March 31, 2014. This was offset by lower profit sharing expense of approximately $13 million driven by a decrease in carried interest income earned by certain of our credit funds from the comparable period in 2013.
Other expenses decreased by $1.9 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2014. The change was primarily driven by a $7.5 million decrease in placement fees mainly due to the closing of AIF's investment period during the three months ended March 31, 2013 and a $2.1 million decrease in interest expense due to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement (see note 10 to our condensed consolidated financial statements). These decreases were offset by a $4.4 million increase in general and administrative expenses primarily attributable to higher technology expenses and a $3.3 million increase in professional fees primarily attributable to higher consulting fees during the three months ended March 31, 2014 as compared to the same period in 2013.
Other Income
Net gains from investment activities increased by $14.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was related to an increase in unrealized gains resulting from the change in the fair value of the investment in HFA as of March 31, 2014 as compared to the same period in 2013.
Income from equity method investments increased by $1.8 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was driven by increases in the fair values of investments held by certain of our credit funds, primarily AINV and EPF I, which resulted in increases in income from equity method investments of $3.8 million, and $1.6 million, respectively. These increases were offset by decreases in income from equity method investments in certain of our credit funds, primarily COF I of $3.4 million, during the three months ended March 31, 2014 as compared to the same period in 2013.
Other income increased by $12.3 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to a $12.4 million unrealized gain on Athene-related derivative contracts (see note 13 to our condensed consolidated financial statements).

Real Estate
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment for the three months ended March 31, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprising amortization of AOG Units, income taxes and Non-Controlling Interests. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$949	$—	$949	$1,125	$—	$1,125
Management fees from affiliates	12,780	—	12,780	13,591	—	13,591
Carried interest income (loss) from affiliates:
Unrealized (losses) gains	—	(344)	(344)	—	598	598
Realized gains	—	—	—	—	354	354
Total Revenues	13,729	(344)	13,385	14,716	952	15,668
Expenses:
Compensation and Benefits:
Equity-based compensation	5,437	—	5,437	2,457	—	2,457
Salary, bonus and benefits	7,518	—	7,518	7,192	—	7,192
Profit sharing expense	—	(602)	(602)	—	456	456
Total compensation and benefits	12,955	(602)	12,353	9,649	456	10,105
Other expenses	5,728	—	5,728	7,376	—	7,376
Total Expenses	18,683	(602)	18,081	17,025	456	17,481
Other Income (Loss):
Income (loss) from equity method investments	—	747	747	—	(124)	(124)
Other income, net	417	—	417	1,138	—	1,138
Total Other Income (Loss)	417	747	1,164	1,138	(124)	1,014
Economic Net (Loss) Income	$(4,537)	$1,005	$(3,532)	$(1,171)	$372	$(799)

(1)	Reclassified to conform to current presentation. See note 16 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Three Months Ended March 31,
	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)
Real Estate:(1)
Advisory and transaction fees from affiliates, net	$949	$1,125	$(176)	(15.6)%
Management fees from affiliates	12,780	13,591	(811)	(6.0)
Carried interest (loss) income from affiliates:
Unrealized (losses) gains	(344)	598	(942)	NM
Realized gains	—	354	(354)	NM
Total carried interest (loss) income from affiliates	(344)	952	(1,296)	NM
Total Revenues	13,385	15,668	(2,283)	(14.6)
Expenses:
Compensation and Benefits:
Equity-based compensation	5,437	2,457	2,980	121.3
Salary, bonus and benefits	7,518	7,192	326	4.5
Profit sharing expense	(602)	456	(1,058)	NM
Total compensation and benefits	12,353	10,105	2,248	22.2
Other expenses	5,728	7,376	(1,648)	(22.3)
Total Expenses	18,081	17,481	600	3.4
Other Income (Loss):
Income from equity method investments	747	(124)	871	NM
Other income, net	417	1,138	(721)	(63.4)
Total Other Income	1,164	1,014	150	14.8
Economic Net Loss	$(3,532)	$(799)	$(2,733)	342.1%

(1)	Reclassified to conform to current presentation. See note 16 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

Revenues
Advisory and transaction fees from affiliates, net, decreased by $0.2 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was attributable to reduced activity from capital raised and invested and the realization of underlying investments for which transaction fees and termination fees, respectively, were earned during the year.
Management fees decreased by $0.8 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Of this decrease, $0.9 million related to lower invested capital in ARI and $1.3 million due to realizations of underlying investments within the CPI Funds. The decrease in management fees was partially offset by an increase in management fees earned from AGRE Debt Fund I, L.P. of $0.6 million as a result of additional fee-generating capital, as well as increased management fees of $0.4 million earned from certain sub-advisory agreements for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Carried interest income from affiliates decreased by $1.3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to a $0.9 million decrease in net unrealized carried interest income driven by a decrease in the fair values of the underlying portfolio investments for certain of the CPI Funds, partially offset by increases in the fair values of the underlying investments of AGRE U.S. Real Estate Fund, L.P. Also driving the change was a decrease in realized carried interest of $0.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Expenses
Compensation and benefits increased by $2.2 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to an increase of $3.0 million and $0.3 million in equity-based compensation and salary, bonus and benefits, respectively, mainly driven by an increase in headcount during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was further driven by non-cash expense of $4.5 million related to equity-based compensation in connection with the departure of an executive officer during the three months ended March 31, 2014. This increase was partially offset by a decrease in profit sharing expense of $1.1 million driven by the decreased carried interest income earned from our real estate funds during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Other expenses decreased by $1.6 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily attributable to decreased general and administrative expenses of $1.9 million as a result of lower organization costs for three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was also a result of decreased interest expense of $0.5 million related to expiring interest rate swaps and a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement during the three months ended March 31, 2014 as compared to the same period in 2013 (see note 10 to our condensed consolidated financial statements). This decrease was partially offset by an increase in professional fees of $0.8 million attributable to higher external accounting, audit, and consulting fees for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Other Income
Income from equity method investments increased by $0.9 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This change was primarily driven by increases of $0.7 million and $0.1 million in income from equity method investments in AGRE U.S. Real Estate Fund, L.P. and ARI, respectively.

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three months ended March 31, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates, net	$116,065	$47,419
Management fees from affiliates	223,830	164,227
Carried interest income from affiliates	8,464	9,051
Total Revenues	348,359	220,697
Expenses:
Equity-based compensation	58,137	17,356
Salary, bonus and benefits	80,531	73,396
Interest expense	3,114	7,518
Professional fees(1)	19,042	15,467
General, administrative and other(2)	24,361	22,644
Placement fees	1,786	9,358
Occupancy	9,902	9,805
Depreciation and amortization	2,609	2,874
Total Expenses	199,482	158,418
Other Income:
Interest income	2,954	2,654
Other income, net	3,492	4,571
Total Other Income	6,446	7,225
Non-Controlling Interests	(3,256)	(3,464)
Economic Net Income	$152,067	$66,040

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

The financial performance of our incentive business, which is dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements, includes carried interest income, income from equity method investments, other income, net and profit sharing expenses that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Incentive Business
Revenues:
Carried interest income from affiliates:
Unrealized (losses) gains(1)	$(301,831)	$771,459
Realized gains	462,626	345,210
Total Revenues	160,795	1,116,669
Expenses:
Profit sharing expense:
Unrealized profit sharing expense	(99,129)	272,775
Realized profit sharing expense	203,088	150,845
Total Profit Sharing Expense	103,959	423,620
Other Income:
Other income, net	14,040	—
Net gains from investment activities(2)	18,013	4,030
Income from equity method investments	28,295	29,359
Total Other Income	60,348	33,389
Economic Net Income	$117,184	$726,438

(1)
Included in unrealized carried interest income from affiliates for the three months ended March 31, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(2)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of ENI to Net Income Attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues	$509,154	$1,337,366
Expenses	303,441	582,038
Other income	66,794	40,614
Non-Controlling Interests	(3,256)	(3,464)
Economic Net Income	269,251	792,478
Non-cash charges related to equity-based compensation	(323)	(27,930)
Income tax provision	(32,549)	(18,579)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(155,100)	(485,246)
Amortization of intangible assets	(9,110)	(11,745)
Net Income Attributable to Apollo Global Management, LLC	$72,169	$248,978

Liquidity and Capital Resources
Historical
Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical condensed consolidated statements of cash flows reflects the cash flows of Apollo, as well as those of the consolidated Apollo funds.
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

While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	As of March 31, 2014		As of December 31, 2013
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
	(dollars in thousands)
2013 AMH Credit Facilities - Term Facility	$750,000	1.36%	$750,000	1.37%

Additionally the 2013 AMH Credit Facilities provide for a $500 million revolving credit facility, which was undrawn as of March 31, 2014. See note 14 of our condensed consolidated financial statements for information regarding the Company's debt arrangements.
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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are summarized and discussed within the table and corresponding commentary below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating Activities	$389,178	$885,125
Investing Activities	(1,520)	462
Financing Activities	(337,054)	(933,766)
Net Increase in Cash and Cash Equivalents	$50,604	$(48,179)
Operating Activities
Net cash provided by operating activities was $389.2 million during the three months ended March 31, 2014. During this period, there was $459.6 million in net income, to which $59.0 million of equity-based compensation and a $5.5 million change in fair value of contingent obligations were added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the three months ended March 31, 2014 included $2,580.3 million in proceeds from sales of investments held by the consolidated VIEs, a $363.4 million decrease in carried interest receivable, a $344.4 million increase in other liabilities of Apollo funds, a $57.6 million increase in deferred revenue, a $41.2 million decrease in cash held at consolidated VIEs, and a $34.3 million increase in accounts payable and accrued expenses. These favorable cash adjustments were offset by $2,717.3 million of purchases of investments held by the consolidated VIEs, a $370.8 million increase in other assets of Apollo funds, $204.4 million in net unrealized gains from investments held by the consolidated funds and VIEs, a $89.1 million decrease in profit sharing payable, a $55.7 million increase in due from affiliates, and $22.9 million of income from equity method investments.
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
Investing Activities
Net cash used in investing activities was $1.5 million for the three months ended March 31, 2014, which was primarily comprised of $35.0 million of cash distributions received from equity method investments primarily offset by $34.9 million of cash contributions to equity method investments. Additional adjustments to reconcile cash provided by investing activities were $1.5 million of purchases of fixed assets. Cash contributions to equity method investments were primarily related to Fund VII, Fund VIII, COF III, EPF II, AESI and AION. Cash distributions from equity method investments were primarily related to Fund VII, Fund VIII, AESI, COF II, COF III, Vantium C, EPF I and EPF II.
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
Financing Activities
Net cash used in financing activities was $337.1 million for the three months ended March 31, 2014, which was primarily comprised of $1,024.0 million related to issuance of debt by consolidated VIEs and $96.2 million in contributions from Non-Controlling Interests in consolidated variable interest entities. This amount was offset by $918.7 million in repayment of debt held by consolidated VIEs, $247.3 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $167.2 million in distributions, $14.6 million in satisfaction of contingent obligations, $90.8 million in distributions paid to consolidated VIEs and $12.5 million of distributions paid to Non-Controlling Interests in consolidated VIEs.
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
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the Company's manager during 2013 and 2014 (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
	(dollars in thousands, except per share data)
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
For the three months ended March 31, 2014	$1.08		$160.9	$247.3		$408.2	$25.5

(1)	On April 12, 2013, the Company made a $0.23 distribution to the non-controlling interest holders in the Apollo Operating Group.
Future Cash Flows
Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on our funds and our ability to manage our projected costs, fund performance, having access to credit facilities, being in compliance with existing credit agreements, as well as industry and market trends. Also during economic downturns the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and incentive fees we charge, which could adversely impact our cash flow in the future.
For example, the investment performance of AIE I was adversely impacted due to market conditions in 2008 and early 2009, and on July 10, 2009, its shareholders subsequently approved a monetization plan. The primary objective of the monetization plan was to maximize shareholder recovery value by (i) opportunistically selling AIE I’s assets over a three-year period from July 2009 to July 2012 and (ii) reducing the overall costs of the fund. The Company waived management fees of $12.6 million for the year ended December 31, 2008 and an additional $2.0 million for the year ended December 31, 2009 to limit the adverse impact that deteriorating market conditions were having on AIE I’s performance. AIE I management fees were terminated on August 23, 2012 as the fund received a majority vote from shareholders to approve the wind down resolution to terminate the management agreement. AIE I was fully liquidated as of December 31, 2013.
An increase in the fair value of our funds’ investments, by contrast, could favorably impact our liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets and adjusted assets. Additionally, higher carried interest income not yet realized would generally result when investments appreciate over their cost basis which would not have an impact on the Company’s cash flow.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of March 31, 2014, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $89.0 million.
The Company granted approximately 1.3 million RSUs during the three months ended March 31, 2014. The average estimated fair value per share on the grant date was $26.34, per RSU with a total fair value of the grants of $32.7 million at March 31, 2014. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $40.6 million, $38.3 million, $26.2 million, $9.9 million, $8.1 million and $5.4 million during the years ended December 31, 2014, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.
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
Accordingly, in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed carried interest income with respect to Fund IV, Fund V and Fund VI, we will be obligated to reimburse our Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though we did not receive the distribution to which that general partner obligation related.
On April 8, 2014, the Company issued 150,000 Class A shares in settlement of vested RSUs. This issuance did not cause a material change to the Company's ownership interest in the Apollo Operating Group.

On May 8, 2014, the Company declared a cash distribution of $0.84 per Class A share, which will be paid on May 30, 2014 to holders of record on May 20, 2014.

Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities.
AAA Investments owned through its subsidiaries the majority of the economic equity of Athene Holding. See the discussion of the AAA Transaction in note 3 to our condensed consolidated financial statements.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of March 31, 2014, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $59.2 billion of total AUM as of March 31, 2014 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $9.8 billion, or approximately 16.6%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that it continues to perform successfully in providing asset management services to Athene.
Athene Asset Management receives a gross management fee equal to 0.40% per annum on all assets under management in the Athene Accounts, with certain limited exceptions. In addition, the Company receives sub-advisory management fees and carried interest income with respect to a portion of the assets in the Athene Accounts. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene, including but not limited to, asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other services.
In connection with the AAA Transaction, a subsidiary of AAA Investments contributed three investment partnerships to Athene (the "Contributed Partnerships"). The Contributed Partnerships pay a quarterly management fee and carried interest to Apollo with respect to the assets contributed in the AAA Transaction. The quarterly management fee is calculated and paid by the Contributed Partnerships in arrears in an aggregate amount equal to one-fourth of (i) all Adjusted Assets up to and including $3 billion multiplied by 1.25% plus (ii) all Adjusted Assets in excess of $3 billion multiplied by 1.0%. “Adjusted Assets” means an amount equal to (i) the value of the gross assets of such Contributed Partnership minus (ii) the sum of (a) the amount of any undistributed carried interest payable by such Contributed Partnerships, (b) an amount equal to the value of the Temporary

Investments (as defined in the relevant services agreement) held by such Contributed Partnerships, (c) an amount equal to the Capital Invested in Apollo Funds (as defined in the relevant services agreement) by such Contributed Partnerships and (d) an amount equal to the liquidity discount applied by the Company in respect of its investments in such Contributed Partnerships (provided such liquidity discount may not exceed 22.5% of the value of the assets contributed by AAA). With respect to capital invested in an Apollo fund, Apollo receives management fees directly from the relevant funds under the investment management agreements with such funds and not pursuant to the services agreement with the Contributed Partnerships. In addition, carried interest is payable by the Contributed Partnerships with respect to each investment or group of investments (as specified in the particular partnership agreement), at a rate of 20% of the profit of such investment or group of investments, subject to applicable hurdle rates. Each investment or group of investments is treated separately for the purposes of calculating carried interest. The contributed assets also included certain investments in funds managed by Apollo, carried interest on which is assessed at the fund level.
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding Ltd. that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the AAA Transaction (the “Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. As of March 31, 2014, all such monitoring fees were accrued pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). Each quarter, monitoring fees earned are translated into an accrued notional number of shares of Athene Holding, and the accrued notional shares of Athene Holding are fair valued. At Athene’s option, all notional shares accrued pursuant to the terms of the derivative contract are payable either in shares of Athene Holding or cash equal to the fair value of such shares of Athene Holding at the time of settlement. Settlement of Athene Services Derivative occurs on the earlier of a change in control of Athene or October 31, 2017. For the three months ended March 31, 2014 and 2013, Apollo earned $58.7 million and $19.5 million, respectively, related to this monitoring fee, which is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, Apollo had a $187.6 million and a $116.4 million receivable, which is accounted for as a derivative, recorded in due from affiliates on the condensed consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with the consummation of the AAA Transaction, on October 31, 2012, the AAA Services Agreement was amended. Pursuant to the amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). Pursuant to the amended AAA Services Agreement as in effect on March 31, 2014, In the event that AAA makes a tender offer for all or substantially all of its units where the consideration is to be paid in shares of Athene Holding (or if AAA accomplishes a similar transaction using an alternative structure that is no less favorable in all material respects to the AAA unitholders as a whole), the management fee will be unwound and a lump sum payment will be made to Apollo equal to the remaining management fee that would have been due until the expiration date (December 31, 2020), using an 8% discount rate and assuming a 14% growth rate to then existing management fees, compounded annually, until the expiration date (the "AAA Unwind Fee"), subject to a cap of $25.0 million if the tender offer or similar transaction commences in 2014, $20.0 million if the tender offer or similar transaction commences in 2015 and zero if the tender offer or similar transaction commences in 2016 or thereafter. As of March 31, 2014, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the "AAA Services Derivative"). Each quarter, management fees earned are translated into an accrued notional number of shares of Athene Holding Ltd., and the accrued notional shares of Athene Holding are fair valued. At the option of AAA Investments, all notional shares accrued pursuant to the terms of the AAA Services Derivative contract are payable either in shares of Athene Holding or cash equal to the fair value of such shares of Athene Holding at the time of settlement. Settlement of the AAA Services Derivative occurs on the earlier of a change of control of Athene or October 31, 2017. As of March 31, 2014 and December 31, 2013, Apollo had a receivable of $18.9 million and $14.3 million, respectively, related to the AAA Services Agreement, which is recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to the AAA Services Agreement and the Contributed Partnerships for the three months ended March 31, 2014 and 2013 were $2.9 million (of which $0.4 million related to the AAA Services Derivative, as described above) and $3.1 million (of which $0.6 million related to the AAA Services Derivative, as described above), respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in shares of Athene Holding Ltd. (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding, or paid in cash if AAA sells the shares of Athene Holding. For the three months ended March 31, 2014 and 2013, the Company recorded carried interest income less the related profit sharing expense of $14.6 million and $1.4 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of March 31, 2014 and 2013, the Company had a $121.3 million and a $100.9 million carried interest receivable, respectively, related to AAA Investments. As of March 31, 2014 and December 31, 2013, the Company had a related profit sharing payable of $34.7 million and $28.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three months ended March 31, 2014 and 2013, Apollo earned revenues in the aggregate totaling $154.6 million and $63.1 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Services Derivative and the AAA Services Derivative discussed above, which is recorded in the condensed consolidated statement of operations.
The Athene Services Agreement and the AAA Services Agreement together with the Athene Services Derivative and the AAA Services Derivative, meet the definition of a derivative under U.S. GAAP. The Company has classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 5 to our condensed consolidated financial statements for further discussion regarding fair value measurements.
The change in unrealized market value of these derivatives is reflected in other income, net in the condensed consolidated statements of operations. For the three months ended March 31, 2014 and 2013, there were $14.0 million and $0.0 million of changes in market value recognized related to these derivatives, respectively.
Subsequent to March 31, 2014, Athene Holding completed a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors (the “Athene Private Placement”). In connection with the Athene Private Placement, various amendments were made to the Athene Services Agreement and the AAA Services Agreement pertaining to the calculation and timing of payment of fees under such agreements. In addition, both the Athene Services Derivative and the AAA Services Derivative were settled by delivery to Apollo of shares of Athene Holding, and as a result, such derivatives were terminated. See note 17 to the condensed consolidated financial statements for additional information regarding the Athene Private Placement.
Distributions to Managing Partners and Contributing Partners
The three Managing Partners who became employees of Apollo on July 13, 2007 are each entitled to a $100,000 base salary. Additionally, our Managing Partners can receive other forms of compensation. Any additional consideration will be paid to them in their proportional ownership interest in Holdings. Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to the Managing Partners.
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
The Contributing Partners are entitled to receive the following:

•
Profit Sharing related to private equity carried interest income, from direct ownership of advisory entities. Any changes in fair value of the underlying fund investments would result in changes to Apollo Global Management, LLC’s profit sharing payable;

•	Additional consideration based on their proportional ownership interest in Holdings; and

•	Additionally, 85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to the Contributing Partners.
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
Consolidation
The types of entities with which Apollo is involved generally include subsidiaries (i.e., general partners and management companies related to the funds we manage), entities that have all the attributes of an investment company (e.g., funds) and securitization vehicles (e.g., collateralized loan obligations). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
Pursuant to our consolidation policy, we first consider the appropriate consolidation guidance to apply including consideration of whether the entity qualifies for certain scope exceptions and whether the entity should be evaluated under either the previous rules on consolidation of variable interest entities (“VIEs”) or the amended consolidation rules depending on whether or not the entity qualifies for the deferral as further described below. We then perform an assessment to determine whether that entity qualifies as a VIE. An entity in which Apollo holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest or through other means, including those VOEs in which the general partner is presumed to have control. Apollo does not consolidate those VOEs in which the presumption of control by the general partner has been overcome through either the granting of substantive rights to the unaffiliated investors to either dissolve the fund or remove the general partner (“kick-out rights”) or the granting of substantive participating rights.
As previously indicated, the consolidation assessment, including the determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of our funds may qualify as VIEs whereas others may qualify as VOEs. The granting of substantive kick-out rights is a key consideration in determining whether an entity is a VIE and whether or not that entity should be consolidated. For example, when the unaffiliated holders of equity investment at risk of a fund with sufficient equity to permit the fund to finance its activities without additional subordinated financial support are not granted substantive kick-out rights and the Company is not part of the group of holders of equity investment at risk, the fund is generally determined to be a VIE, as the holders of equity investment at risk as a group lack the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the legal entity. Alternatively, when the unaffiliated holders of equity investment at risk are granted substantive kick-out rights, the fund is generally determined to be a VOE. However, in certain cases where the Company holds a substantive equity investment at risk in the fund, the fund may be determined to be a VOE even though substantive kick-out rights were not granted to the unaffiliated holders of equity investment at risk. In these cases, the Company is part of the group of holders of equity investment at risk and therefore the holders of equity investment at risk as a group do not lack the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the legal entity.
 If the entity is determined to be a VIE under the conditions above, we then assess whether the entity should be consolidated by applying either the previous consolidation rules or the amended consolidation rules depending on whether the entity qualifies for the deferral of the amended consolidation rules as further described below.
VIEs that qualify for the deferral of the amended consolidation rules because certain conditions are met, including if the entities have all the attributes of an investment company and are not securitization or asset-backed financing entities, will continue to apply the previous consolidation rules. VIEs that are securitization or asset-backed financing entities will apply the amended consolidation rules. Under both sets of rules, VIEs for which Apollo is determined to be the primary beneficiary are consolidated.
With respect to VIEs such as our funds that qualify for the deferral of the amended consolidation rules and therefore apply the previous consolidation rules, Apollo is determined to be the primary beneficiary if its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and management fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where two or more Apollo related parties hold a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the Company is determined to be the primary beneficiary to the extent it is the party within the related party group that is most closely associated with the VIE.
For VIEs such as our CLOs that apply the amended consolidation rules, Apollo is determined to be the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. CLOs are generally determined to be VIEs if they are formed solely to issue collateralized notes in the legal form of debt and therefore do not have sufficient total equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. With respect to such CLOs, we generally possess a controlling financial interest in, and therefore consolidate, such CLOs in accordance with the amended consolidation rules when our role as collateral manager provides us with the power to direct the activities that most significantly impact the CLO’s economic performance and we have the right to receive certain benefits from the CLO (e.g., incentive fees) that could potentially be significant to the CLO.
Under the previous and the amended consolidation rules, Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns of an entity, (v) and evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected losses or residual returns of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE.
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
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of March 31, 2014 and December 31, 2013.
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
Management Fees from Affiliates. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our credit funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders' equity all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets, are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real estate funds.
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
Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors we consider include the number of broker quotes we obtain, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
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
Equity Method Investments. For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the condensed consolidated statements of operations and income (loss) on available-for-sale securities (from equity method investments) is recognized as part of other comprehensive income (loss), net of tax in the condensed consolidated statements of comprehensive income (loss). The carrying amounts of equity method investments are reflected in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
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
Income Approach. For investments where the market approach does not provide adequate fair value information, we rely on the income approach. The income approach is also used to value investments or validate the market approach within our private equity funds. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results and a calculated discount rate, which is normally based on the subject company’s weighted average cost of capital, or “WACC.” The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company and the credit quality of the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports, and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.
The value of liquid investments, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the close price on the date of determination.

On a quarterly basis, Apollo utilizes a valuation committee consisting of members from senior management, to review and approve the valuation results related to our funds' private equity investments. Management also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers. When determining fair value pricing when no observable market value exists, the value attributed to an investment is based on the enterprise value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid credit investments also may include the market approach and the income approach, as previously described above. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
On a quarterly basis, Apollo also utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our credit investments. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.
Real Estate Investments. For the CMBS portfolio of Apollo’s funds, the estimated fair value of the CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs. The Company evaluates its loans for possible impairment on a quarterly basis. For Apollo’s opportunistic and value added real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
On a quarterly basis, Apollo also utilizes a valuation committee, consisting of members from senior management, to review and approve the valuation results related to our real estate investments. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analysis.
The fair values of the investments in our private equity, credit and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our Annual Report on Form 10-K for

the year ended December 31, 2013 filed with the SEC on March 3, 2014. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.
Fair Value of Financial Instruments
U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Except for the Company’s debt obligation related to the 2013 AMH Credit Facilities (as defined in note 10 to our condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying value approximates fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Other financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings. As disclosed in note 10 to our condensed consolidated financial statements, the Company’s long term debt obligation related to the 2013 AMH Credit Facilities is believed to have an estimated fair value of approximately $751.9 million based on obtained broker quotes as of March 31, 2014. However, the carrying value that is recorded on the condensed consolidated statements of financial condition is the amount for which we expect to settle the long term debt obligation. The Company has determined that the long term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair-value hierarchy based on the Company's number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
Valuation of Financial Instruments Held by Consolidated VIEs
The consolidated VIEs hold investments that are traded over-the-counter. Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions for similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors. When market quotations are not available, a model based approach is used to determine fair value.
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
Fair Value Option. Apollo elected the fair value option for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. For the convertible note issued by HFA, Apollo elected to separately present interest income from other changes in the fair value of the convertible note within the condensed consolidated statement of operations. See notes 3 and 4 to our condensed consolidated financial statements for further disclosure on the investment in HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.
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
The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2014 and 2013.
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. As of March 31, 2014, our total private equity investments were approximately $21.8 billion. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified.
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
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based awards consist of, or provide rights with respect to AOG Units, RSUs, share options, AAA RDUs, ARI restricted stock awards, ARI RSUs and AMTG RSUs. For more information regarding Apollo’s equity-based compensation awards, see note 12 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.
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

lapse pro rata during the forfeiture period over 60 or 72 months, and (ii) allow the Managing Partners to initiate a change in control; and

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
Another significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. RSUs are comprised of Plan Grants, which generally do not pay distributions until vested and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest, and Bonus Grants, which pay distributions on both vested and unvested grants and are generally issued after vesting on an approximate two-month lag. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions.
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three months ended March 31, 2014 and 2013 are presented in the table below for Plan Grants:

	For the Three Months Ended March 31,
	2014	2013
Distribution Yield(1)	12.3%	6.1%
Distribution Growth Rate(2)	—%	3.0%
Cost of Equity Capital Rate(3)	13.0%	18.0%

(1)	Calculated based on the last twelve months historical distributions paid and the price of the Company's Class A shares as of the measurement date.

(2)	Quarterly growth rate based on the then current distribution.

(3)
We assumed discount rate was equivalent to a cost of equity capital rate as of the valuation date, based on the Capital Asset Pricing Model ("CAPM"). CAPM is a commonly used mathematical model for developing expected returns.

For the Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 35.2% and 15.3% for the three months ended March 31, 2014 and 2013, respectively.
We utilized the Finnerty Model, as previously described above, to calculate a marketability discount on the Plan Grant and Bonus Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.
The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility, (iii) risk-free rate and (iv) dividend yield. The weighted average for the inputs utilized for the shares granted during the three months ended March 31, 2014 and 2013 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended March 31,
	2014	2013
Plan Grants
Holding Period Restriction (in years)	0.6	0.6
Volatility(1)	31.9%	30.0%
Distribution Yield(2)	12.3%	6.1%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2
Volatility(1)	27.2%	30.0%
Distribution Yield(2)	11.2%	6.1%

(1)	Annualized based on industry peers.

(2)	Calculated based on the last twelve months historical distributions paid and the price of the Company's Class A shares as of the measurement date.
For the Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 5.0% and 5.0% for the three months ended March 31, 2014 and 2013, respectively. For the Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.0% and 5.0% for the three months ended March 31, 2014 and 2013, respectively.
After the grant date fair value is determined we apply an estimated forfeiture rate. The estimated fair value was determined and recognized over the vesting period on a straight-line basis. We have estimated a 6% forfeiture rate for RSUs, based on the Company’s historical attrition rate as well as industry comparable rates. If employees are no longer associated with Apollo or if there is no turnover, we will revise our estimated compensation expense to the actual amount of expense based on the units vested at the reporting date in accordance with U.S. GAAP.

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
As significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition.
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
Fair Value Measurements
The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of March 31, 2014 and December 31, 2013, respectively:

	As of March 31, 2014
	Level I(5)	Level II(5)	Level III	Total
	(in thousands)
Assets
Investment in AAA Investments(1)	$—	$—	$2,147,415	$2,147,415
Investments held by Apollo Senior Loan Fund(1)	—	29,909	—	29,909
Investments in HFA and Other(1)	—	—	59,324	59,324
Athene and AAA Services Derivatives(2)	—	—	206,476	206,476
Investments of VIEs, at fair value(4)	4,378	12,412,705	1,837,451	14,254,534
Total Assets	$4,378	$12,442,614	$4,250,666	$16,697,658

Liabilities
Debt of VIEs, at fair value(4)	$—	$2,105,935	$10,422,320	$12,528,255
Contingent Consideration Obligations(3)	—	—	126,473	126,473
Total Liabilities	$—	$2,105,935	$10,548,793	$12,654,728

	As of December 31, 2013
	Level I(5)	Level II(5)	Level III	Total
	(in thousands)
Assets
Investment in AAA Investments(1)	$—	$—	$1,942,051	$1,942,051
Investments held by Apollo Senior Loan Fund(1)	—	28,711	892	29,603
Investments in HFA and Other(1)	—	—	40,373	40,373
Athene and AAA Services Derivatives(2)	—	—	130,709	130,709
Investments of VIEs, at fair value(4)	3,455	12,203,370	1,919,537	14,126,362
Total Assets	$3,455	$12,232,081	$4,033,562	$16,269,098

Liabilities
Debt of VIEs, at fair value(4)	$—	$2,429,815	$9,994,147	$12,423,962
Contingent Consideration Obligations(3)	—	—	135,511	135,511
Total Liabilities	$—	$2,429,815	$10,129,658	$12,559,473

(1)
See note 3 of the condensed consolidated financial statements for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and investments in HFA and Other.

(2)	See note 13 of the condensed consolidated financial statements for further disclosure regarding the Athene Services Derivative and the AAA Services Derivatives.

(3)	See note 14 of the condensed consolidated financial statements for further disclosure regarding Contingent Consideration Obligations.

(4)	See note 4 of the condensed consolidated financial statements for further disclosure regarding VIEs.

(5)	All level I and II investments and liabilities were valued using third party pricing.
There were no transfers of financial assets into or out of Level I for the three months ended March 31, 2014 and 2013. The following table summarizes the fair value transfers of financial assets between Level II and Level III for positions that existed as of March 31, 2014 and 2013, respectively:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Transfers from Level III into Level II(1)	$309,942	$338,294
Transfers from Level II into Level III(1)	141,353	272,593

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

For the three months ended March 31, 2014, transfers of financial liabilities from Level III to Level II and from Level II to Level III relating to liabilities held by the consolidated VIEs totaled $70.3 million and $316.3 million, respectively. There were transfers of debt held by the consolidated VIEs that are valued using broker quotes between Level II and Level III as a result of subjecting broker quotes on these liabilities to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services. There were no transfers of financial liabilities into or out of Level I for the three months ended March 31, 2014. For the three months ended March 31, 2013, there were no transfers of financial liabilities between Level I, Level II or Level III.

The following tables summarize the changes in fair value in financial assets, which are measured at fair value and characterized as Level III investments, for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
	(in thousands)
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(14,620)	(14,620)
Fees	—	—	—	61,728	—	61,728
Purchases	—	—	871	—	265,063	265,934
Sale of investments/Distributions	—	(6)	(78)	—	(181,435)	(181,519)
Net realized losses	—	—	—	—	(954)	(954)
Changes in net unrealized gains	205,364	28	18,158	14,039	17,535	255,124
Transfer into Level III	—	—	—	—	141,353	141,353
Transfer out of Level III	—	(914)	—	—	(309,028)	(309,942)
Balance, End of Period	$2,147,415	$—	$59,324	$206,476	$1,837,451	$4,250,666
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$205,364	$28	$18,158	$—	$—	$223,550
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	14,491	14,491
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	14,039	—	14,039

	For the Three Months Ended March 31, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
	(in thousands)
Balance, Beginning of Period	$1,666,448	$590	$50,311	$2,126	$1,643,465	$3,362,940
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(3,902)	(3,902)
Fees	—	—	—	22,001	—	22,001
Purchases	—	22	1,435	—	384,161	385,618
Sale of investments/Distributions	(62,189)	—	(902)	—	(186,861)	(249,952)
Net realized losses	—	—	—	—	(4,442)	(4,442)
Changes in net unrealized gains (losses)	47,770	9	4,563	—	(1,353)	50,989
Transfer into Level III	—	—	—	—	272,593	272,593
Transfer out of Level III	—	(621)	—	—	(337,673)	(338,294)
Balance, End of Period	$1,652,029	$—	$55,407	$24,127	$1,765,988	$3,497,551
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$47,770	$9	$4,563	$—	$—	$52,342
Change in net unrealized losses included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	(8,655)	(8,655)

The following table summarizes the changes in fair value in financial liabilities, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended March 31,
	2014				2013
	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total
	(in thousands)
Balance, Beginning of Period	$9,994,147	$135,511		$10,129,658	$11,834,955	$142,219		$11,977,174
Elimination of debt attributable to consolidation of VIEs	(15,394)	—		(15,394)	(3,937)	—		(3,937)
Additions	750,966	—		750,966	332,250	—		332,250
Payments	(558,608)	(14,558)		(573,166)	(911,775)	(24,419)		(936,194)
Net realized (gains) losses	(357)	—		(357)	7,603	—		7,603
Changes in net unrealized losses / fair value	5,633	5,520	(1)	11,153	88,236	13,431	(1)	101,667
Transfers into Level III	316,252	—		316,252	—	—		—
Transfers out of Level III	(70,319)	—		(70,319)	—	—		—
Balance, End of Period	$10,422,320	$126,473		$10,548,793	$11,347,332	$131,231		$11,478,563
Change in net unrealized losses included in Net Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$4,996	$—		$4,996	$87,186	$—		$87,186

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized in Level III of the fair value hierarchy as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
	(dollars in thousands, except per share data)
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$2,147,415	Net Asset Value	N/A	N/A	N/A
Investments in HFA and Other	59,324	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Services Derivatives	206,476	Transaction	Private Placement Price	$26.00	$26.00
Investments of Consolidated VIEs:
Bank Debt Term Loans	60,760	Other	N/A	N/A	N/A
Bank Debt Term Loans	22,270	Market Comparable Companies	Comparable Multiples	5.0x	5.0x
Stocks	6,103	Market Comparable Companies	Comparable Multiples	6.5x - 11.2x	8.0x
Corporate loans/ bonds	1,748,318	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,837,451
Total Financial Assets	$4,250,666
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,484	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	11.1%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,148,989	Discounted Cash Flow	Discount Rate	1.7% - 2.0%	1.8%
			Default Rate	2.0%	2.0%
			Recovery Rate	20.0% - 70.0%	65.0%
Senior Secured and Subordinated Notes	7,437,847	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	10,422,320
Contingent Consideration Obligation	126,473	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.4%
Total Financial Liabilities	$10,548,793

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of March 31, 2014
			% of Investment of AAA Investments
	(in thousands)
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Transaction	$2,168,531	(3)	100%
Total Investments	2,168,531		100%
Other net liabilities(4)	(21,116)
Total Net Assets	$2,147,415

(2)	These securities are valued primarily using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using the price at which the Athene Holding shares were offered in the Athene Private Placement. The unobservable inputs and respective ranges used are the same as noted for the Athene and AAA Services Derivatives in the table above. See note 17 in our condensed consolidated financial statements for discussion of the Athene Private Placement.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at March 31, 2014 is primarily comprised of net assets allocated to the general partner of $122.6 million less $99.0 million in note receivable from an affiliate. Carrying values approximate fair value for other assets and liabilities (except for the note receivable from an affiliate) and, accordingly, extended valuation procedures are not required. The note receivable from an affiliate is a Level III asset valued using the price at which the Athene Holding shares were offered in the Athene Private Placement. The unobservable inputs and respective ranges used are the same as noted for the Athene and AAA Services Derivatives in the table above.

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
	(dollars in thousands)
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,942,051	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	892	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	40,373	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Services Derivatives	130,709	Discounted Cash Flows	Discount Rate	15.0%	15.0%
			Implied Multiple	1.1x	1.1x
Investments of Consolidated VIEs:
Bank Debt Term Loans	18,467	Other	N/A	N/A	N/A
Stocks	7,938	Market Comparable Companies	Comparable Multiples	6.0x - 9.5x	7.9x
Corporate loans/ bonds	1,893,132	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,919,537
Total Financial Assets	$4,033,562
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,149	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	10.8%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,132,576	Discounted Cash Flow	Discount Rate	1.9% - 2.2%	2.0%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0% - 70.0%	65.2%
Senior Secured and Subordinated Notes	7,026,422	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	9,994,147
Contingent Consideration Obligation	135,511	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.3%
Total Financial Liabilities	$10,129,658

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of December 31, 2013
			% of Investment of AAA Investments
	(in thousands)
Approximate values based on net asset value of the underlying funds, which are based on the funds underlying investments that are valued using the following:
Discounted Cash Flow	$1,950,010	(3)	100%
Total Investments	1,950,010		100%
Other net liabilities(4)	(7,959)
Total Net Assets	$1,942,051

(2)	These securities are valued primarily using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Management Fee Derivatives in the table above.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2013 is primarily comprised of net assets allocated to the general partner of $102.1 million less $89.0 million in note receivable from an affiliate. Carrying values approximate fair value for other assets and liabilities (except for the note receivable from an affiliate) and, accordingly, extended valuation procedures are not required. The note receivable from an affiliate is a Level III asset valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Services Derivatives in the table above.

Athene and AAA Services Derivatives
As of March 31, 2014, the significant unobservable input used in the fair value measurement of the Athene Services Derivative and the AAA Services Derivative (each as defined in note 13 to our condensed consolidated financial statements) is the price at which the Athene Holding shares were offered in the Athene Private Placement which closed on April 4, 2014. The shares of Athene Holding were offered in the Athene Private Placement at $26 per share. Given the proximity to the March 31, 2014 financial statement date, the $26 per share price was considered to be the best measure of fair value and was therefore utilized for valuing the Athene investment at March 31, 2014.
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the bank debt term loans and stocks include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies earnings before interest, taxes, depreciation and amortization ("EBITDA") to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
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
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the weighted average cost of capital for the Company. See note 14 for further discussion of the contingent consideration obligations.

Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 14 to our condensed consolidated financial statements for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies
As of March 31, 2014, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$29,125	$38,234	$36,924	$34,976	$31,528	$53,215	$224,002
Other long-term obligations(2)	4,667	1,008	—	—	—	—	5,675
2013 AMH Credit Facilities - Term Facility(3)	7,649	10,199	10,199	10,199	10,199	750,510	798,955
2013 AMH Credit Facilities - Revolver Facility(4)	469	625	625	625	625	31	3,000
Obligations as of March 31, 2014	$41,910	$50,066	$47,748	$45,800	$42,352	$803,756	$1,031,632

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $9.8 million over the remaining periods of 2014 and thereafter.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$750 million of the outstanding Term Facility matures in January 2019. The interest rate on the $750 million Term Facility as of December 31, 2013 was 1.36%. See note 10 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of March 31, 2014 on the $500 million undrawn Revolver Facility was 0.125%. See note 10 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of March 31, 2014 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5	(1)(2)	8.40	$612.5	3.33	$1,494.0	(1)(2)	$595.9
Fund VII	467.2	(1)	3.18	177.8	1.21	109.1	(1)	40.1
Fund VI	246.2		2.43	6.1	0.06	9.7		0.2
Fund V	100.0		2.67	0.5	0.01	6.3		—	(3)
Fund IV	100.0		2.78	0.2	0.01	0.5		—	(3)
Fund III	100.6		6.71	—	—	—		—
ANRP	426.1	(1)(2)	32.21	10.1	0.76	282.1	(1)(2)	6.9
AION	150.0	(2)	21.43	50.0	7.14	126.7	(2)	42.0
APC	158.4		70.56	0.1	0.04	108.1		0.1
Apollo Rose, L.P.	215.7	(2)(4)	100	—	—	88.3	(2)(4)	—
A.A Mortgage Opportunities, L.P.	200	(5)	98.43	—	—	150.5	(5)	—
Credit:
EPF I(6)	369.9	(1)(7)	20.74	24.4	1.37	64.8	(1)(8)	5.8
EPF II(6)	391.6	(1)(2)	9.04	66.6	1.82	203.3	(1)(2)	36.5
COF I	451.1	(9)	30.38	29.7	2.00	237.4	(9)	4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
COF III	300.4	(2)	28.88	25.4	2.44	171.5	(2)	14.5
ACLF(10)	23.9		2.43	23.9	2.43	19.3		19.3
Palmetto(11)	18.0		1.19	18.0	1.19	7.6		7.6
AIE II(6)	8.9		3.15	5.5	1.94	0.9		0.5
ESDF	50.0		100.00	—	—	—		—
FCI	193.5		34.62	—	—	93.7		—
FCI II	254.6		16.51	—	—	138.1		—
Franklin Fund	9.9		9.09	9.9	9.09	—		—
Apollo Lincoln Fixed Income Fund	2.5		0.99	2.5	0.99	2.5		2.5
Apollo/Palmetto Loan Portfolio, L.P.	300.0	(1)	100.00	—	—	85.0	(1)	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0	(1)	100.00	—	—	—	(1)	—
AESI(6)	4.8		0.99	4.8	0.99	1.7		1.7
AEC	7.3		2.50	3.2	1.08	2.5		1.1
ACSP	15.0		2.44	15.0	2.44	7.9		7.9
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.5		0.5
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	8.1		7.75	—	—	—		—
Apollo Structured Credit Recovery Master Fund III, Ltd.	4.2		2.44	4.2	2.44	3.8		3.8
Stone Tower Credit Solutions Master Fund, Ltd.	—		—	—	—	—		—
Stone Tower Credit Strategies Master Fund, Ltd.	10.9		12.81	—	—	—		—
Apollo Zeus Strategic Investments, L.P.	14		3.38	14	3.38	11.3		11.3
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	632.2	(1)(2)	72.91	16.5	1.90	353.2	(1)(2)	5.7
BEA/ AGRE China Real Estate Fund, L.P.	0.5		1.03	0.5	1.03	0.4		0.4
AGRE Asia Co-Invest I Limited	50.0	(2)	100.00	—	—	35.9	(2)	—
CAI Strategic European Real Estate Ltd.	19.9	(12)	92.13	—	—	3.8		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(5)	7.5		0.47	—	—	0.6		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.3		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(13)	25.3		7.80	0.8	0.23	7.9		0.2
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
2011 A4 Fund, L.P.	234.7		100.00	—	—	—		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	25.4		0.84	25.4	0.84	21.4		21.4
Total	$7,989.3			$1,175.6		$3,852.0		$830.9

(1)
As of March 31, 2014, Apollo Palmetto Strategic Partnership, L.P. ("Palmetto") had commitments and remaining commitment amounts in Fund VII of $110.0 million and $24.9 million, respectively, ANRP of $150.0 million and $99.1 million, respectively, Apollo/Palmetto Loan Portfolio, L.P. of $300.0 million and $85.0 million, respectively, Apollo/Palmetto Short-Maturity Loan Portfolio, L.P. of $200.0 million and $0.0 million, respectively, AGRE U.S. Real Estate Fund, L.P. of $300 million and $220.0 million, respectively, EPF I of $145.9 million and $24.2 million, respectively, EPF II of $75.0 million and $38.8 million, respectively, and Fund VIII of $81.0 million and $78.0 million, respectively. Figures for AGRE U.S. Real Estate Fund, L.P. include Base, Additional, and Co-Invest commitments. A co-invest entity within AGRE U.S. Real Estate Fund, L.P. is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.67 as of March 31, 2014.

(2)
As of March 31, 2014, Apollo SPN Investments I, L.P. had commitments and remaining commitment amounts in AGRE U.S. Real Estate Fund, L.P. of $150.0 million and $62.7 million, respectively, AGRE Asia Co-Invest I Limited of $50.0 million and $35.9 million, respectively, AION of $100.0 million and $84.7 million, respectively, ANRP of $200.0 million and $132.3 million, respectively, Apollo Rose, L.P. of $129.4 million and $53.0 million, respectively, COF III of $150.0 million and $85.7 million, respectively, Fund VIII of $850.0 million and $820.2 million respectively, and EPF II of $200.0 million and $102.2 million, respectively. Figures include base, additional, and co-invest commitments, as it relates to AGRE U.S. Real Estate Fund, L.P.

(3)
As of March 31, 2014, Apollo had an immaterial amount of remaining commitments in Fund IV and Fund V. Accordingly, presentation of such remaining commitments was not deemed meaningful for inclusion in the table above.

(4)	Of the total commitment and remaining commitment amounts in Apollo Rose, L.P., SOMA had $23.5 million and $9.6 million, respectively, and AESI had $23.5 million and $9.6 million respectively.

(5)	As of March 31, 2014, COF III had commitments and remaining commitment amounts in A-A Mortgage Opportunities, L.P. of $50.0 million and $37.6 million, respectively.

(6)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.38 as of March 31, 2014.

(7)	Of the total remaining commitment amount in EPF I, AAA Investments (Other), L.P. and SOMA have approximately €9.0 million and €12.5 million, respectively.

(8)	Of the total commitment amount in EPF I, AAA Investments (Other), L.P. and SOMA have approximately €54.5 million and €75.0 million, respectively.

(9)	As of March 31, 2014, SOMA had commitments and remaining commitment amounts in COF I of $250.0 million and $202.0 million, respectively.

(10)
As of March 31, 2014, the general partner of ACLF Co-Investment Fund, L.P. ("ACLF Co-Invest"), a co-investment vehicle that invests alongside ACLF, had committed an immaterial amount to ACLF Co-Invest. Accordingly, presentation of such commitment was not deemed meaningful for inclusion in the table above.

(11)	As of March 31, 2014, commitments in Palmetto also included commitments related to Apollo Palmetto Athene Partnership, L.P.

(12)	As of March 31, 2014, EPF I had commitments and remaining commitment amounts in CAI Strategic European Real Estate Limited of €7.5 million and €1.4 million, respectively.

(13)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.67 as of March 31, 2014.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at March 31, 2014 and December 31, 2013 of $830.9 million and $843.7 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
In September 2013, an indirect subsidiary of Apollo Global Management, LLC agreed to invest up to approximately €18.2 million ($25.1 million) in a limited partnership (the "KBCD Partnership"), a wholly-owned subsidiary of which has agreed to acquire a minority stake in KBC Bank Deutschland AG, the German subsidiary of Belgian KBC Group NV (and certain third party purchasers agreed to acquire, in aggregate, all of the other shares in KBC Bank Deutschland AG). The aforementioned indirect subsidiary of Apollo Global Management, LLC is the general partner of the KBCD Partnership. The limited partners in the KBCD Partnership are managed by subsidiaries of Apollo Global Management, LLC. The acquisition is subject to antitrust and regulatory approval, which is expected to conclude during the second half of 2014. Consequently, there is no assurance that the acquisition date will close.
On October 2, 2013, Athene Holding Ltd. completed the acquisition of Aviva USA, which markets and sells a variety of fixed annuity and life insurance products in the U.S. through its wholly owned subsidiaries Aviva Life and Annuity Company, an Iowa-domiciled stock life insurance company. Athene also announced that it had completed the sale of Aviva USA's life insurance operations to PLIC USA.

The 2013 AMH Credit Facilities, which provide for a variable-rate term loan, will have future impacts on our cash uses. On December 18, 2013, AMH and its consolidated subsidiaries and certain other subsidiaries of the Company (collectively, the "Borrowers") entered into new credit facilities (the "2013 AMH Credit Facilities") with JPMorgan Chase Bank, N.A. The 2013 AMH Credit Facilities provide for (i) a term loan facility to AMH (the “Term Facility”) that includes $750 million of term loan from third-party lenders and $27l.7 million of term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with a final maturity date of January 18, 2019.
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings

Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. The interest rate on the $750 million Term Facility as of March 31, 2014 was 1.36% and the commitment fee as of March 31, 2014 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $2.7 million for the three months ended March 31, 2014.
As of March 31, 2014 and December 31, 2013, $750 million of the Term Facility was outstanding with third-party lenders and there is approximately $271.7 million of the Term Facility that is held by a subsidiary of the Company. As of March 31, 2014 and December 31, 2013 the Revolver Facility was undrawn. The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is believed to be approximately $751.9 million based on obtained broker quotes as of March 31, 2014. The $750 million carrying value of debt that is recorded on the condensed consolidated statement of financial condition at March 31, 2014 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities.
In accordance with U.S. GAAP, the Company determined that the refinancing of the outstanding loans under the 2007 AMH Credit Agreement resulted in a debt extinguishment. The Company capitalized debt issuance costs of $6.6 million incurred in relation to the 2013 AMH Credit Facilities which was recorded in other assets in the condensed consolidated statement of financial condition as of December 31, 2013 to be amortized over the life of the term loan and line of credit. Amortization expense related to the 2013 AMH Credit Facilities was $0.3 million for the three months ended March 31, 2014.
The 2013 AMH Credit Facilities are guaranteed and collateralized by AMH and its consolidated subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of fee-generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company. As of March 31, 2014, the Company was not aware of any instances of non-compliance with the financial covenants contained in the 2013 AMH Credit Facilities.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00.
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of March 31, 2014 and December 31, 2013, the Company had not recorded an obligation for any previously made distributions.

Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through March 31, 2014 and that would be reversed approximates $4.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of March 31, 2014
(in thousands)
Private Equity Funds:
Fund VII	$2,332,818
Fund VI	1,394,342
Fund V	90,440
Fund IV	5,287
AAA/Other	219,781
Total Private Equity Funds	4,042,668
Credit Funds:
U.S. Performing Credit	438,316
Structured Credit	69,989
European Credit Funds	79,361
Non-Performing Loans	198,830
Opportunistic Credit	59,505
Total Credit Funds	846,001
Real Estate Funds:
CPI Funds	3,947
AGRE U.S. Real Estate Fund, L.P.	6,845
Other	4,080
Total Real Estate Funds	14,872
Total	$4,903,541
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
AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of March 31, 2014, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $112.9 million and $121.4 million as of March 31, 2014 and December 31, 2013, respectively.

In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $13.6 million as of March 31, 2014 and December 31, 2013, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations will be reflected in profit sharing expense in the condensed consolidated statements of operations.
The Company has determined that the contingent consideration obligations are categorized as a Level III liability in the fair value hierarchy as the pricing inputs used to determine fair value require significant management judgment and estimation. See note 5 of the condensed consolidated financial statements for further disclosure regarding fair value of the contingent consideration obligation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our predominant exposure to market risk is related to our role as investment manager and general partner for our funds and the sensitivity to movements in the fair value of their investments and resulting impact on carried interest income and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. For a discussion of the impact of market risk factors on our financial instruments see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”
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
Each risk management process is subject to our overall risk tolerance and philosophy and our enterprise-wide risk management framework. This framework includes identifying, measuring and managing market, credit and operational risks at each segment, as well as at the fund and Company level.
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

At the direction of the Company’s manager, the Company has established a risk committee comprised of various members of senior management including the Company's Chief Financial Officer, Chief Legal Officer, and the Company's global head of risk. The risk committee is tasked with assisting the Company’s manager in monitoring and managing enterprise-wide risk. The risk committee generally meets on a bi-weekly basis and reports to the executive committee of the Company’s manager at such times as the committee deems appropriate and at least on an annual basis.
On at least a monthly basis, the Company’s risk department provides a summary analysis of fund level market and credit risk to the portfolio managers of the Company’s funds and the heads of the various business segments. On a periodic basis, the Company’s risk department presents a consolidated summary analysis of fund level market and credit risk to the Company’s risk committee. In addition, the Company’s global head of risk reviews specific investments from the perspective of risk mitigation and discusses such analysis with the Company’s risk committee and/or the executive committee of the Company’s manager at such times as the Company’s global head of risk determines such discussions are warranted. On an annual basis, the Company’s global head of risk provides the executive committee of the Company’s manager with a comprehensive overview of risk management along with an update on current and future risk initiatives.
Impact on Management Fees—Our management fees are based on one of the following:

•	capital commitments to an Apollo fund;

•	capital invested in an Apollo fund;

•	the gross, net or adjusted asset value of an Apollo fund, as defined; or

•	as otherwise defined in the respective agreements.

Management fees could be impacted by changes in market risk factors and management could consider an investment permanently impaired as a result of (i) such market risk factors causing changes in invested capital or in market values to below cost, in the case of our private equity funds and certain credit funds, or (ii) such market risk factors causing changes in gross or net asset value, for the credit funds. The proportion of our management fees that are based on NAV is dependent on the number and types of our funds in existence and the current stage of each fund’s life cycle.
Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity, credit and real estate transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs are reflected as a reduction to advisory and transaction fees from affiliates, net. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity, credit and real estate transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.
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
Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues and expenses will be adversely affected by changes in market conditions. Market risk is inherent in each of our investments and activities, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity prices, changes in the implied volatility of interest rates and price deterioration. For example, subsequent to the second quarter of 2007, debt capital markets around the world began to experience significant dislocation, severely limiting the availability of new credit to facilitate new traditional buyouts, and the markets remain volatile. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues, and the timing of realizations. These market conditions could have an impact on the value of investments and our rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. We monitor our market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.
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
Non-U.S. Operations—We conduct business throughout the world and are continuing to expand into foreign markets. We currently have offices outside the U.S. in Toronto, London, Frankfurt, Luxembourg, Mumbai, Hong Kong and Singapore, and have been strategically growing our international presence. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. Our funds also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.

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
No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business, including claims and litigation, reviews, investigations and proceedings by governmental and self regulatory agencies regarding our business
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC

(“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the Court held oral argument on Defendants’ motions to dismiss. On March 28, 2014, the Court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the Court directed the Clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the Court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants’ response is due on May 19, 2014.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo's funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC ("Arvco") (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS's purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the "Arvco Debtors") brought a civil action in the United States Bankruptcy Court for the District of Nevada against Apollo. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seek to recover purported fees they claim Apollo has not paid them for a portion of Arvco's placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors' commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors' complaint asserts various theories of recovery under the Bankruptcy Code and the common law. Apollo denies the merit of all of the Arvco Debtors' claims and will vigorously contest them. The Bankruptcy Court has stayed the civil action until the conclusion of the criminal trial against Messrs. Buenrostro and Villalobos, which is currently scheduled for July 21, 2014. For these reasons, no estimate of possible loss, if any, can be made at this time.
On July 9, 2012, Apollo was served with a subpoena by the New York Attorney General’s Office regarding Apollo’s fee waiver program. The subpoena is part of what we understand to be an industry-wide investigation by the New York Attorney General into the tax implications of the fee waiver program implemented by numerous private equity and hedge funds. Under the fee waiver program, individual fund managers for certain Apollo-managed funds prospectively elected to waive their management fees. Program participants received an interest in the future profits, if any, that would be earned on the invested amounts representing waived fees. They receive such profits from time to time in the ordinary course when distributions are made generally, as provided for in the applicable fund governing documents and waiver agreements. Four Apollo funds implemented the program, but the investment period for all funds was terminated as of December 31, 2012. Apollo believes its fee waiver program complies with all applicable laws, and is cooperating with the investigation.
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
Although the ultimate outcome of these matters cannot be ascertained at this time, we are of the opinion, after consultation with counsel, that the resolution of any such matters to which we are a party at this time will not have a material adverse effect on our condensed consolidated financial statements. Legal actions material to us could, however, arise in the future.

ITEM 1A.     RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2014.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
Unregistered Sale of Equity Securities
On January 15, 2014, February 11, 2014 and February 26, 2014, we issued 138,241, 2,531,098 and 2,530 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $4,924,158, $82,260,695 and $79,746, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

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

+10.8
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

*10.11
Second Amended and Restated Exchange Agreement, dated as of March 5, 2014, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto.

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

+10.14	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.15	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.16	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.17	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.18	Amended and Restated Employment Agreement with Joseph F. Azrack (incorporated by reference to Exhibit 10.40 to the Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

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

10.23
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant Form 10-Q for the Registration Statement on Form S-1 (File No. 333-150141)).

10.24
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

10.25
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

10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.27	Employment Agreement with James Zelter (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.28	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.29
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.30
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.31	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.32	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.33	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.34
First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35
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

10.36
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

+10.37
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

*10.38	Amended Form of Independent Director Engagement Letter.

+10.39	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.40
Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

+10.41
Amended and Restated Limited Partnership Agreement of Apollo Advisors VI, L.P., dated as of April 14, 2005 and amended as of August 26, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.42
Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P. dated as of July 1, 2008 and effective as of August 30, 2007 (incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.43
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors I, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.44
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors II, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.45
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity Advisors, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.46
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity CM Executive Carry, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.47
Second Amended and Restated Limited Partnership Agreement Apollo Credit Opportunity CM Executive Carry I, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.47 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.48
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity CM Executive Carry II, L.P. dated January 12, 2011 and made effective as of July 14, 2009(incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.49
Second Amended and Restated Exempted Limited Partnership Agreement of AGM Incentive Pool, L.P., dated June 29, 2012 (incorporated by reference to Exhibit 10.49 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.50
Credit Agreement, dated as of December 18, 2013, by and among Apollo Management Holdings, L.P. as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers party thereto, the other guarantors party thereto from time to time, the lenders party thereto from time to time, the issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.50 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

*10.51	Transition Agreement, dated as of March 19, 2014, by and among Marc A. Spilker, Apollo Management Holdings, L.P. and Apollo Global Management, LLC.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: May 9, 2014	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)