Form 10-Q
period 2014-06-30
Apollo Global Management LLC
filed 2014-08-11
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2014 there were 156,771,918 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 3, 2014 (the "2013 Annual Report"); as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“Assets Under Management,” or “AUM,” refers to the assets we manage for the funds, partnerships and accounts to which we provide investment management services, including, without limitation capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:

(i)
the fair value of the investments of the private equity funds, partnerships and accounts we manage plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

(ii)
the net asset value, or “NAV,” of the credit funds, partnerships and accounts for which we provide investment management services, other than certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), which have a fee generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

(iii)
the gross asset value or net asset value of the real estate funds, partnerships and accounts we manage, and the structured portfolio company investments of the funds, partnerships and accounts we manage, which includes the leverage used by such structured portfolio company investments;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets that we manage; and

(v)
the fair value of any other assets that we manage for the funds, partnerships and accounts to which we provide investment management services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.
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
Fee-generating AUM consists of assets we manage for the funds, partnerships and accounts to which we provide investment management services and on which we earn management fees or, monitoring fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts we manage. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to investments of the funds, partnerships and accounts we manage are generally based on the total value of such structured portfolio investments, which normally include leverage, less any portion of such total value that is already considered in fee-generating AUM.
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
Carry Eligible AUM refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry Eligible AUM, which consists of the following:

(i) Carry Generating AUM refers to funds' invested capital that is currently above its hurdle rate or preferred return, and the funds' profit is allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)	AUM Not Currently Generating Carry refers to funds' invested capital that is currently below its hurdle rate or preferred return; and

(iii)
Uninvested Carry Eligible AUM refers to available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that are not currently part of the NAV or fair value of investments that may eventually produce carried interest income, which would be allocated to the general partner.

AUM with Future Management Fee Potential refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.

We use non-fee generating AUM combined with fee-generating AUM as a performance measure of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2014 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
JUNE 30, 2014 AND DECEMBER 31, 2013
(dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,093,657	$1,078,120
Cash and cash equivalents held at consolidated funds	1,989	1,417
Restricted cash	7,646	9,199
Investments	2,882,683	2,393,883
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,189,378	1,095,170
Investments, at fair value	13,692,172	14,126,362
Other assets	445,705	280,718
Carried interest receivable	1,988,073	2,287,075
Due from affiliates	247,797	317,247
Fixed assets, net	37,781	40,251
Deferred tax assets	665,120	660,199
Other assets	68,925	44,170
Goodwill	49,243	49,243
Intangible assets, net	77,222	94,927
Total Assets	$22,447,391	$22,477,981
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$61,359	$38,159
Accrued compensation and benefits	85,409	41,711
Deferred revenue	272,727	279,479
Due to affiliates	574,272	595,371
Profit sharing payable	963,922	992,240
Debt	999,008	750,000
Liabilities of consolidated variable interest entities:
Debt, at fair value	12,179,012	12,423,962
Other liabilities	607,141	605,063
Other liabilities	37,363	63,274
Total Liabilities	15,780,213	15,789,259
Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 156,296,748 and 146,280,784 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid in capital	2,413,115	2,624,582
Accumulated deficit	(1,425,244)	(1,568,487)
Appropriated partners’ capital	1,405,064	1,581,079
Accumulated other comprehensive (loss) income	(952)	95
Total Apollo Global Management, LLC shareholders’ equity	2,391,983	2,637,269
Non-Controlling Interests in consolidated entities	3,134,473	2,669,730
Non-Controlling Interests in Apollo Operating Group	1,140,722	1,381,723
Total Shareholders’ Equity	6,667,178	6,688,722
Total Liabilities and Shareholders’ Equity	$22,447,391	$22,477,981
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Advisory and transaction fees from affiliates, net	$60,786	$65,085	$176,851	$112,504
Management fees from affiliates	226,420	155,070	436,211	305,517
Carried interest income from affiliates	284,946	277,106	450,490	1,388,313
Total Revenues	572,152	497,261	1,063,552	1,806,334
Expenses:
Compensation and benefits:
Equity-based compensation	28,711	43,501	87,689	88,787
Salary, bonus and benefits	89,832	69,282	170,362	142,678
Profit sharing expense	160,778	127,244	264,737	550,864
Total Compensation and Benefits	279,321	240,027	522,788	782,329
Interest expense	4,524	7,594	7,638	15,112
Professional fees	20,211	21,665	39,663	37,725
General, administrative and other	25,291	26,037	49,969	48,978
Placement fees	3,489	3,120	5,275	12,478
Occupancy	10,418	10,149	20,321	19,954
Depreciation and amortization	11,115	14,195	22,834	28,813
Total Expenses	354,369	322,787	668,488	945,389
Other Income (Loss):
Net (losses) gains from investment activities	(9,534)	1,116	213,874	53,249
Net gains (losses) from investment activities of consolidated variable interest entities	43,425	(35,198)	91,160	12,663
Income from equity method investments	30,701	20,090	53,611	47,880
Interest income	2,726	3,049	6,054	6,140
Other income, net	2,238	2,778	19,769	4,076
Total Other Income (Loss)	69,556	(8,165)	384,468	124,008
Income before income tax provision	287,339	166,309	779,532	984,953
Income tax provision	(35,037)	(18,139)	(67,586)	(36,718)
Net Income	252,302	148,170	711,946	948,235
Net income attributable to Non-controlling Interests	(180,634)	(89,433)	(568,109)	(640,520)
Net Income Attributable to Apollo Global Management, LLC	$71,668	$58,737	$143,837	$307,715
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.33	$0.32	$0.64	$1.94
Net Income Available to Class A Share –Diluted	$0.33	$0.32	$0.64	$1.93
Weighted Average Number of Class A Shares – Basic	152,852,427	137,289,147	150,328,495	134,285,776
Weighted Average Number of Class A Shares – Diluted	152,852,427	137,289,147	150,328,495	138,104,463
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$252,302	$148,170	$711,946	$948,235
Other Comprehensive Loss, net of tax:
Net loss from change in fair value of cash flow hedge instruments	(1,043)	—	(1,043)	—
Net loss on available-for-sale securities (from equity method investment)	—	(3)	(4)	(5)
Total Other Comprehensive Loss, net of tax	(1,043)	(3)	(1,047)	(5)
Comprehensive Income	251,259	148,167	710,899	948,230
Comprehensive Income attributable to Non-Controlling Interests	(146,166)	(129,676)	(508,818)	(642,521)
Comprehensive Income Attributable to Apollo Global Management, LLC	$105,093	$18,491	$202,081	$305,709
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2013	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	4,545	—	—	—	4,545	—	—	4,545
Capital increase related to equity-based compensation	—	—	68,058	—	—	—	68,058	—	19,163	87,221
Capital contributions	—	—	—	—	—	—	—	444,678	—	444,678
Distributions	—	—	(258,816)	—	(95,906)	—	(354,722)	(78,927)	(439,017)	(872,666)
Distributions related to deliveries of Class A shares for RSUs	2,899,114	—	10,911	(41,763)	—	—	(30,852)	—	—	(30,852)
Purchase of AAA units	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(1,921)	—	—	—	(1,921)	1,921	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,027	—	—	—	1,027	—	—	1,027
Exchange of AOG Units for Class A shares	8,769,364	—	64,631	—	—	—	64,631	—	(50,819)	13,812
Net income (loss)	—	—	—	307,715	(2,001)	—	305,714	30,792	611,729	948,235
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(5)	(5)	—	—	(5)
Balance at June 30, 2013	141,722,471	1	$2,931,769	$(1,876,068)	$1,667,453	$139	$2,723,293	$2,229,350	$1,284,409	$6,237,052
Balance at January 1, 2014	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	3,184	—	—	—	3,184	—	—	3,184
Capital increase related to equity-based compensation	—	—	72,590	—	—	—	72,590	—	—	72,590
Capital contributions	—	—	—	—	135,356	—	135,356	432,804	—	568,160
Distributions	—	—	(337,282)	—	(370,662)	—	(707,944)	(172,895)	(513,741)	(1,394,580)
Distributions related to deliveries of Class A shares for RSUs	3,797,843	—	7,108	(594)	—	—	6,514	—	—	6,514
Purchase of AAA units	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Exchange of AOG Units for Class A shares	6,218,121	—	45,173	—	—	—	45,173	—	(34,355)	10,818
Net income	—	—	—	143,837	59,291	—	203,128	201,723	307,095	711,946
Change in cash flow hedge instruments	—	—	—	—	—	(1,043)	(1,043)	—	—	(1,043)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(4)	(4)	—	—	(4)
Balance at June 30, 2014	156,296,748	1	$2,413,115	$(1,425,244)	$1,405,064	$(952)	$2,391,983	$3,134,473	$1,140,722	$6,667,178
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(dollars in thousands, except share data)

	2014	2013
Cash Flows from Operating Activities:
Net income	$711,946	$948,235
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	87,689	88,787
Non-cash management fees	(14,946)	—
Depreciation and amortization	5,129	5,766
Amortization of intangible assets	17,705	23,047
Amortization of debt issuance costs	2,655	320
Unrealized (gains) losses from investment in HFA and other investments	(8,833)	2,092
Non-cash interest income	(1,725)	(1,656)
Income from equity awards received for directors’ fees	(242)	(516)
Distribution of earnings from equity method investments	29,878	49,556
Income from equity method investments	(53,611)	(47,880)
Change in market value on derivatives	(14,039)	(284)
Change in fair value of contingent obligations	4,793	9,919
Excess tax benefits from share-based payment arrangements	(7,108)	—
Deferred taxes, net	19,687	31,509
Net loss on disposal of assets	38	29
Changes in assets and liabilities:
Carried interest receivable	299,002	(136,488)
Due from affiliates	(119,833)	(34,517)
Other assets	(14,697)	(16,938)
Accounts payable and accrued expenses	30,308	5,044
Accrued compensation and benefits	43,763	19,778
Deferred revenue	(6,752)	44,298
Due to affiliates	(70,636)	(37,598)
Profit sharing payable	(8,028)	40,550
Other liabilities	4,134	501
Apollo Funds related:
Net realized gains from investment activities	(16,876)	(84,326)
Net unrealized (gains) losses from investment activities	(214,042)	58,505
Net realized gains on debt	(357)	(83,397)
Net unrealized losses on debt	6,528	156,249
Distributions from investment activities	—	62,189
Change in cash held at consolidated variable interest entities	(94,208)	165,208
Purchases of investments	(4,348,386)	(4,512,398)
Proceeds from sale of investments and liquidating distributions	4,796,355	4,967,429
Change in other assets	(164,987)	(111,683)
Change in other liabilities	37,008	254,558
Net Cash Provided by Operating Activities	$937,312	$1,865,888

Cash Flows from Investing Activities:
Purchases of fixed assets	(2,710)	(4,669)
Proceeds from disposals of fixed assets	13	1,381
Cash contributions to equity method investments	(71,563)	(52,040)
Cash distributions from equity method investments	27,560	46,225
Change in restricted cash	1,553	3
Net Cash Used in Investing Activities	$(45,147)	$(9,100)
Cash Flows from Financing Activities:
Principal repayments of debt	(250,000)	(9,545)
Issuance of debt	499,008	—
Issuance costs	(5,478)	—
Distributions related to cash flow hedge instruments	(1,052)	—
Satisfaction of tax receivable agreement	(32,032)	—
Satisfaction of contingent obligations	(25,083)	—
Distributions related to deliveries of Class A shares for RSUs	(594)	(41,763)
Distributions to Non-Controlling Interests in consolidated entities	(8,023)	(6,448)
Contributions from Non-Controlling Interests in consolidated entities	2,040	304
Distributions paid	(303,591)	(230,008)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(513,741)	(439,017)
Excess tax benefits from share-based payment arrangements	7,108	—
Apollo Funds related:
Issuance of debt	1,168,967	332,250
Principal repayment of debt	(1,418,961)	(1,420,175)
Purchase of AAA units	(312)	(62,326)
Distributions paid	(360,905)	(95,906)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(19,414)	(72,479)
Contributions from Non-Controlling Interests in consolidated variable interest entities	386,007	444,374
Net Cash Used in Financing Activities	$(876,056)	$(1,600,739)
Net Increase in Cash and Cash Equivalents	16,109	256,049
Cash and Cash Equivalents, Beginning of Period	1,079,537	947,451
Cash and Cash Equivalents, End of Period	$1,095,646	$1,203,500
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,865	$23,746
Interest paid by consolidated variable interest entities	76,856	63,219
Income taxes paid	23,266	2,513
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$—	$904
Non-cash distributions from equity method investments	(2,966)	(1,364)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	(33,691)	(28,809)
Non-cash contributions to Non-Controlling Interests in consolidated entities from Appropriated Partners' Capital	9,757	—
Non-cash distributions from Non-Controlling Interests in consolidated entities to Appropriated Partners' Capital	(135,357)	—
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	—	19,163
Satisfaction of liability related to AAA RDUs	1,183	1,027
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	3,423	1,921
Net transfer of AAA ownership interest from Apollo Global Management, LLC	(3,423)	(1,921)
Unrealized loss on available for sale securities (from equity method investment)	(4)	(5)
Capital increases related to equity-based compensation	72,590	68,058
Dilution impact of issuance of Class A shares	3,184	4,545
Tax benefits related to deliveries of Class A shares for RSUs	—	(10,911)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$58,696	$92,080
Due to affiliates	(47,878)	(78,268)
Additional paid in capital	(10,818)	(13,812)
Non-Controlling Interest in Apollo Operating Group	34,355	50,819
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 included in the 2013 Annual Report.
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
As of June 30, 2014, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, and APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 41.2% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
A.P. Professional Holdings, L.P., a Cayman Islands exempted limited partnership ("Holdings"), is the entity through which the Managing Partners and certain of the Company's other partners (the "Contributing Partners") indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of June 30, 2014, Holdings owned the remaining 58.8% of the economic interests in the Apollo Operating Group. The Company consolidates the financial

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Apollo also entered into an exchange agreement with Holdings (as amended, the “Exchange Agreement”) that allows the holders of the AOG Units (and certain permitted transferees thereof), subject to the applicable vesting and minimum retained ownership requirements and transfer restrictions to exchange, upon notice (subject to the terms of the Exchange Agreement), their AOG Units for the Company’s Class A shares on a one-for-one basis a limited number of times each year, subject to customary conversion rate adjustments for splits, distributions and reclassifications. Under the Exchange Agreement, a holder of AOG Units must simultaneously exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As a holder exchanges its AOG Units, the Company’s indirect interest in the Apollo Operating Group will be correspondingly increased.
In May 2013, the Company completed its public offering for resale of approximately 24.3 million Class A shares owned by the California Public Employees' Retirement System, or "CalPERS," and an affiliate of the Abu Dhabi Investment Authority (the "Strategic Investors") and certain of its Managing Partners, Contributing Partners and employees (collectively, the “Selling Shareholders”) at a price to the public of $25.00 per Class A share, which included approximately 3.2 million Class A shares sold by the Selling Shareholders upon the exercise in full of the underwriters' option to purchase additional shares (the “Secondary Offering”). In connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. No proceeds were received by the Company from the sale of Class A shares by the Selling Shareholders in the Secondary Offering. All underwriting costs were borne by the Selling Shareholders. The Company incurred approximately $3.0 million of fees, consisting of legal and professional fees and filing costs, as a result of the Secondary Offering.
As a result of the exchange of AOG Units into Class A shares from the Secondary Offering, the Company's economic interest in the Apollo Operating Group increased and Holdings' economic interest in the Apollo Operating Group decreased, resulting in a transfer of $50.8 million to Apollo Global Management, LLC's shareholders' equity from Non-Controlling Interests in the Apollo Operating Group.
In November 2013, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 2.2 million Class A shares were issued by the Company in the exchange. The dilution of Holdings' economic interest in the Apollo Operating Group as a result of the exchange resulted in a transfer of $12.2 million to Apollo Global Management, LLC's shareholders' equity from Non-Controlling Interests in the Apollo Operating Group.
In May 2014, certain holders of AOG Units exchanged their AOG Units for Class A Shares and approximately 6.2 million Class A shares were issued by the Company in the exchange. The dilution of Holdings' economic interest in the Apollo Operating Group, as a result of the exchange, resulted in a transfer of $34.4 million to Apollo Global Management, LLC's shareholders' equity from Non-Controlling Interests in the Apollo Operating Group.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, and (v) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected losses or residual returns of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE.
Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the condensed consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net income attributable to Non-Controlling Interests in the condensed consolidated statements of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of June 30, 2014 and December 31, 2013.
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
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of June 30, 2014, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the 58.8% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the approximately 97.5% ownership interest held by limited partners in AP Alternative Assets, L.P. ("AAA") as of June 30, 2014. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
Advisory and Transaction Fees from Affiliates, Net—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset described below. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s condensed consolidated statements of operations, and any receivable from the respective funds is presented in Due from Affiliates on the condensed consolidated statements of financial condition.
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
Management Fees from Affiliates—Management fees for private equity, credit, and real estate funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are generally based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements.
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
Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset. When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the management company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is classified as deferred revenue in the condensed consolidated statements of financial condition. A portion of any

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund's liquidation. As the management fees earned by the management company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to Advisory and Transaction Fees from Affiliates in the condensed consolidated statements of operations.
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is classified as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
Except for the Company’s debt obligations related to the 2013 AMH Credit Facilities and 2024 Senior Notes (each as defined in note 9), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
Fair Value Option—Apollo has elected the fair value option for the Company's investment in Athene Holding Ltd. ("Athene Holding"), the convertible notes issued by HFA Holdings Limited (“HFA”) and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible notes in the condensed consolidated statements of operations. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding, HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
Goodwill and Intangible Assets
Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2014, the Company performed its annual impairment testing. As the fair value of the Company’s reporting units was in excess of the carrying value as of June 30, 2014, there was no impairment of goodwill and there was no impairment of indefinite-life intangible assets at such time.
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
The Company sponsors a 401(k) Savings Plan whereby U.S. based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and six months ended June 30, 2014 and 2013.
Profit Sharing Expense—Profit sharing expense primarily consists of a portion of carried interest recognized in one or more funds allocated to employees and former employees. Profit sharing expense is recognized on an accrued basis as the related carried interest income is earned. Profit sharing expense can be reversed during periods when there is a decline in carried interest

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
Other Income (Loss), Net—Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 12), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
The remaining earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding Class A shares and includes the number of additional Class A shares that would have been outstanding if the dilutive potential Class A shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the issuance of these potential Class A shares.
Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, contingent consideration obligations related to acquisitions, non-cash compensation, and fair value of investments and debt in the consolidated and unconsolidated funds and VIEs. Actual results could differ materially from those estimates.

Condensed Consolidated Statements of Cash Flows— During the second quarter of 2014, the Company identified that return on capital related to cash distributions from equity method investments had been previously reported as cash flows provided by investing activities. Cash flows received from equity method investments should have been separately identified as either return of investment or return on investment. Cash flows from the return of investment should be presented in cash flow provided by investing activities and return on investment presented within cash flows provided by operating activities. The Company

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

restated the previously presented cash flows for these cash distributions from equity method investments and in doing so, for the six months ended June 30, 2013, the condensed consolidated statement of cash flows was restated to increase net cash flows provided by operating activities by $49.6 million with a corresponding decrease in net cash flows provided by investing activities. The Company has evaluated the effect of the incorrect presentation both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements. The impact to previously presented periods is as follows:

	For the three months ended March 31, 2013	For the three months ended March 31, 2014	For the nine months ended September 30, 2013	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Net Cash Provided by Operating Activities - as previously reported	$885,125	$389,178	$927,029	$1,025,382	$265,551	$743,821
Reclassification adjustment	19,899	23,261	77,563	109,076	66,063	24,674
Net Cash Provided by Operating Activities - as restated	$905,024	$412,439	$1,004,592	$1,134,458	$331,614	$768,495

	For the three months ended March 31, 2013	For the three months ended March 31, 2014	For the nine months ended September 30, 2013	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Net Cash Provided by (Used in)Investing Activities - as previously reported	$462	$(1,520)	$87,296	$111,727	$(84,791)	$(129,536)
Reclassification adjustment	(19,899)	(23,261)	(77,563)	(109,076)	(66,063)	(24,674)
Net cash (Used in) Provided by Investing Activities - as restated	$(19,437)	$(24,781)	$9,733	$2,651	$(150,854)	$(154,210)

Recent Accounting Pronouncements
In April 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The financial statements prepared using the liquidation basis of accounting should present relevant information about the expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. Liabilities should be recognized and measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The guidance requires an entity to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with the sale or settlement of those assets and liabilities. Additionally, the amended guidance requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The guidance provides that entities should apply the requirements prospectively from the day that liquidation becomes imminent. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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

In July 2013, the FASB issued guidance to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date (e.g. an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled). The guidance does not require new recurring disclosures. The guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance provides that the amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued guidance to improve the definition of discontinued operations and to enhance convergence between the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The new definition of discontinued operations limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The new guidance affects entities that have either of the following: (1) a component of an entity that either is disposed of or meets the criteria under current guidance to be classified as held for sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria under current guidance to be classified as held for sale. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications has held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements, including the timing of the recognition of carried interest income.

In June 2014, the FASB issued guidance to resolve diversity in practice in the accounting for share-based payments where the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The new guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early application is permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

In August 2014, the FASB issued guidance to eliminate diversity in practice in the accounting for measurement differences in both the initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. A reporting entity that consolidates a collateralized financing entity within the scope of the new guidance may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in the new guidance or the existing guidance on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of the new guidance, the new guidance clarifies that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of the existing guidance on fair value measurement and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). When a reporting entity elects the measurement alternative included in the new guidance for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The new guidance clarifies that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (1) changes in the fair value of the beneficial interests retained by the reporting entity and (2) beneficial interests that represent compensation for services. Beneficial interests retained by the reporting entity that represent compensation for services (for example, management fees or servicing fees) and nonfinancial assets that are held temporarily by a collateralized financing entity should be measured in accordance with other applicable guidance. The guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the existing variable interest entity guidance when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other guidance and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

3. INVESTMENTS
The following table represents Apollo’s investments:

	As of June 30, 2014	As of December 31, 2013
Investments, at fair value	$2,436,061	$2,012,027
Other investments	446,622	381,856
Total Investments	$2,882,683	$2,393,883

Investments, at Fair Value
Investments, at fair value, consist of financial instruments held by AAA, the Company's investment in Athene Holding, investments held by the Apollo Credit Senior Loan Fund, L.P. ("Apollo Senior Loan Fund"), the Company’s investment in HFA and other investments held by the Company at fair value. As of June 30, 2014 and December 31, 2013, the net assets of the consolidated funds (excluding VIEs) were $2,176.1 million and $1,971.1 million, respectively. The following investments, except the investments in Athene Holding, HFA and Other Investments, are presented as a percentage of net assets of the consolidated funds:

	As of June 30, 2014					As of December 31, 2013
	Fair Value					Fair Value
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds
AAA	$2,146,979	$—	$2,146,979	$1,494,358	98.7%	$1,942,051	$—	$1,942,051	$1,494,358	98.5%
Athene Holding	$18,939	$188,314	$207,253	$207,253	N/A	—	—	—	—	N/A
Apollo Senior Loan Fund	—	30,657	30,657	30,319	1.4	—	29,603	29,603	29,226	1.5
HFA	—	50,091	50,091	62,944	N/A	—	39,534	39,534	61,218	N/A
Other Investments	1,081	—	1,081	4,017	N/A	839	—	839	4,159	N/A
Total	$2,166,999	$269,062	$2,436,061	$1,798,891	100.1%	$1,942,890	$69,137	$2,012,027	$1,588,961	100.0%
Securities
As of June 30, 2014 and December 31, 2013, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following table represents the sole investment of AAA Investments, which constitutes more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	As of June 30, 2014				As of December 31, 2013
	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds
Athene Holding	Equity	$2,149,593	$1,317,090	98.8%	Equity	$1,950,010	$1,331,942	98.9%
As of June 30, 2014, AAA Investments portfolio consisted of a single investment in the economic equity of Athene Holding. Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities. See note 12 for further information regarding Athene.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

On October 31, 2012, AAA Investments consummated a transaction whereby substantially all of its assets were contributed to Athene in exchange for common shares of Athene Holding, cash and a short term promissory note (the “AAA Transaction”). Following receipt of required regulatory consents, AAA Investments transferred its remaining investments to Athene Holding on July 29, 2013. After the AAA Transaction, Athene Holding was AAA’s only material investment. As of December 31, 2013, AAA, through its investment in AAA Investments was the largest shareholder of Athene Holding with an economic ownership stake of approximately 72.5% (without giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable) and effectively held 45% of the voting power of Athene.
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
The Company, through its consolidation of AAA, had an approximate 68% fully diluted ownership interest in Athene (after giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable) through AAA’s investment in AAA Investments as of December 31, 2013. AAA Investments’ ownership interest in Athene is held indirectly through its subsidiaries and is comprised of common shares and a promissory note which can be settled in cash or common shares of Athene Holding at AAA Investments’ option. Based on the above, the Company had an approximate 1.9% economic ownership interest in the common equity of Athene Holding, as of December 31, 2013. The approximate 1.9% economic ownership interest is calculated as the Company’s approximate 2.6% ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 68% fully diluted ownership interest in Athene, as of December 31, 2013. The remaining ownership interest in AAA is recognized in the Company’s condensed consolidated statements of operations as non-controlling interest in consolidated entities.
As further described in note 12, in the second quarter of 2014, Athene Holding raised $1.218 billion of net equity commitments (the “Athene Private Placement”), which was priced at $26 per common share of Athene Holding. As of June 30, 2014, AAA Investments' ownership stake in Athene was reduced as a result of the Athene Private Placement and the issuance of 3.7 million unrestricted common shares of Athene Holding under Athene’s management equity plan resulting in an approximate 47.8% economic ownership stake (calculated as if the commitments in the Athene Private Placement closed through June 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan or the (ii) conversion to common shares of AAA Investments’ note receivable from Athene, or (iii) common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement subsequent to June 30, 2014) and effectively 45% of the voting power of Athene. As discussed further in note 12, in connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of shares of Athene Holding. The settlement of the AAA Services Derivative has resulted in a transfer of shares of Athene from AAA Investments to Apollo which reduced AAA Investments cost basis in Athene.
Given the observability of the Athene Private Placement, and the proximity to the June 30, 2014 financial statement date, the $26 per share price was considered to be the best measure of fair value and was therefore utilized for valuing the Athene investment at June 30, 2014. In addition, consideration was also given to a market comparable multiple approach based on Athene’s U.S. GAAP equity book value excluding accumulated other comprehensive income.
The Company, through its consolidation of AAA, had an approximate 47.8% economic ownership interest in Athene (calculated as described above ) through AAA’s investment in AAA Investments as of June 30, 2014.   AAA Investments’ ownership interest in Athene is held indirectly through its subsidiaries.

In addition, the Company had an approximate 5.8% economic ownership interest in Athene Holding as of June 30, 2014, which comprises Apollo’s direct ownership of 4.6% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the Company’s approximate 2.6% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

approximate 47.8% economic ownership interest in Athene as of June 30, 2014. The remaining ownership interest in AAA is recognized in the Company’s condensed consolidated statements of operations as non-controlling interest in consolidated entities.
Athene Holding
In connection with the Athene Private Placement, both the Athene Services Derivative and the AAA Services Derivative were settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivatives were terminated. Following settlement of these derivatives, future monitoring fees and management fees paid to Apollo pursuant to the Amended Athene Services Agreement and the Amended AAA Services Agreement, respectively, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act).

The Company elected the fair value option for its investment in Athene Holding at the time of settlement of the Athene Services Derivative and AAA Services Derivative. The Company has classified this investment as a Level III asset in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The investment is valued based on the price of a common share of Athene Holding, which as of June 30, 2014 was determined to be the $26 per common share price at which shares were offered in the Athene Private Placement. See note 5 for further discussion regarding fair value leveling and note 12 for further information regarding Athene.
 Apollo Senior Loan Fund
On December 31, 2011, the Company invested an initial $26.0 million in the Apollo Senior Loan Fund. As a result, the Company became the sole investor in the fund and therefore consolidated the assets and liabilities of the fund. The fund invests in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments. At least 90% of the Apollo Senior Loan Fund’s portfolio of investments must consist of senior secured, floating rate loans or cash or cash equivalents. Up to 10% of the Apollo Senior Loan Fund’s portfolio may consist of non-first lien fixed income investments and other income generating fixed income investments, including but not limited to senior secured bonds. The Apollo Senior Loan Fund may not purchase assets rated (tranche rating) at B3 or lower by Moody’s, or equivalent rating by another nationally recognized rating agency.
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
The terms of the convertible note allow the Company to convert the note, in whole or in part, into common shares of HFA at an exchange rate equal to the principal plus accrued payment-in-kind interest (or “PIK” interest) divided by US$0.98 at any time, and convey participation rights, on an as-converted basis, in any dividends declared in excess of $6.0 million per annum, as well as seniority rights over HFA common equity holders. Unless previously converted, repurchased or canceled, the note will be converted on the eighth anniversary of its issuance, on March 11, 2019. Additionally, the note has a percentage coupon interest of 6% per annum, paid via principal capitalization (PIK interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provides for the Company to receive additional common shares of HFA if the note is converted. The Company has elected the fair value option for the convertible note. The convertible note is valued using an “if-converted basis,” which is based on a hypothetical exit through conversion to common equity (for which a quoted price exists) as of the valuation date. The Company separately presents interest income in the condensed consolidated statements of operations from other changes in the fair value of the convertible note. The terms of the stock options allow for the Company to acquire 20,833,333 fully paid ordinary shares of HFA at an exercise price in Australian Dollars (“A$”) of A$8.00 (exchange rate of A$1.00 to $0.94 and A$1.00 to $0.91 as of June 30, 2014 and 2013, respectively) per stock option. The stock options became exercisable upon issuance and expire on the eighth anniversary of the issuance date. The stock options are accounted for as a derivative and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

are valued at their fair value under U.S. GAAP at each reporting date. The Company has classified the instruments associated with the HFA investment as Level III investments. See note 5 for further discussion regarding fair value leveling.
The following table presents PIK interest income included in interest income in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$854	$833	$1,725	$1,656
The following table presents the unrealized (loss) gain related to the convertible note and stock options within net gains from investment activities in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Change in net unrealized (losses) gains due to changes in fair values	$(9,181)	$(5,752)	$8,833	$(1,722)
Effective July 2, 2014, Apollo entered into a buy-back agreement with HFA, in which HFA agreed to repurchase the convertible note at its face value of $50 million. As a result, the fair value of Apollo's investment in HFA at June 30, 2014 was $50 million, resulting in a $9.2 million unrealized loss and $8.8 million unrealized gain for the three and six months ended June 30, 2014, respectively.
Net Gains from Investment Activities
Net gains from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains resulting from changes in fair value of the consolidated funds’ investments and realization of previously unrealized gains. Additionally, net gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains from investment activities for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$41	$41
Change in net unrealized losses due to changes in fair values	(436)	(9,139)	(9,575)
Net Losses from Investment Activities	$(436)	$(9,098)	$(9,534)

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$167	$167
Change in net unrealized gains (losses) due to changes in fair values	7,064	(6,115)	949
Net Gains (Losses) from Investment Activities	$7,064	$(5,948)	$1,116

	For the Six Months Ended June 30, 2014
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$153	$153
Change in net unrealized gains due to changes in fair values	204,927	8,794	213,721
Net Gains from Investment Activities	$204,927	$8,947	$213,874

	For the Six Months Ended June 30, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$408	$408
Change in net unrealized gains (losses) due to changes in fair values	54,833	(1,992)	52,841
Net Gains (Losses) from Investment Activities	$54,833	$(1,584)	$53,249

Other Investments
Other Investments primarily consist of equity method investments. Apollo’s share of operating income generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents income from equity method investments for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
Investments:
Private Equity Funds:
AAA Investments	$—		$6		$124		$33
Apollo Investment Fund V, L.P. (“Fund V”)	—		(1)		10		6
Apollo Investment Fund VI, L.P. (“Fund VI”)	(352)		(5)		(822)		1,073
Apollo Investment Fund VII, L.P. (“Fund VII”)	14,074		11,064		23,304		31,477
Apollo Investment Fund VIII, L.P. (“Fund VIII”)	(278)		—		(512)		—
Apollo Natural Resources Partners, L.P. (“ANRP”)	249		152		235		163
AION Capital Partners Limited (“AION”)	5,488		369		8,275		553
Apollo Asia Private Credit Fund, L.P. (“APC”)	5		2		7		3
VC Holdings, L.P. Series A (“Vantium A/B”)	(6)		—		(6)		13
VC Holdings, L.P. Series C (“Vantium C”)	(203)		1,333		3,485		1,325
VC Holdings, L.P. Series D (“Vantium D”)	(437)		46		(1,912)		(1)
Other	—		8		—		—
Total Private Equity Funds(2)	18,540		12,974		32,188		34,645
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	124		30		575		414
Apollo Value Investment Fund, L.P. (“VIF”)	2		(1)		6		6
Apollo Strategic Value Fund, L.P. (“SVF”)	—		(2)		(1)		1
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	508		(36)		686		668
Apollo Lincoln Fixed Income Fund, L.P.	6		—		6		—
Apollo Structured Credit Recovery Fund III LP	14		—		14		—
Apollo Total Return Fund (Onshore) LP	1		—		2		—
Apollo/Artus Investors 2007-I, L.P. (“Artus”)	—		(2)		—		(2)
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	681		563		897		4,137
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	86		(304)		252		584
Apollo Credit Opportunity Fund III, L.P. ("COF III")	487		(11)		1,145		(11)
Apollo European Principal Finance Fund, L.P. (“EPF I”)	1,420		3,079		2,723		2,748
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	2,292		23		2,196		86
Apollo Investment Europe II, L.P. (“AIE II”)	30		349		176		406
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	265		259		1,126		842
Apollo Senior Floating Rate Fund Inc. (“AFT”)	(1)		(3)		—		5
Apollo Residential Mortgage, Inc. (“AMTG”)	211	(1)	22	(1)	299	(1)	508	(1)
Apollo European Credit, L.P. (“AEC”)	29		71		146		147
Apollo European Strategic Investments, L.P. (“AESI”)	120		106		243		258
Apollo Centre Street Partnership, L.P. (“ACSP”)	296		108		808		289
Apollo Investment Corporation (“AINV”)	2,040	(1)	2,037	(1)	5,216	(1)	1,410	(1)
Apollo SK Strategic Investments, L.P. ("SK")	42		23		122		49
Apollo SPN Investments I, L.P.	85		501		267		88
Apollo Tactical Income Fund Inc. (“AIF”)	3		(10)		2		(5)
Apollo Franklin Partnership, L.P. ("Franklin Fund")	216		(7)		432		(7)
Apollo Zeus Strategic Investments, L.P. ("Zeus")	130		—		277		—
Total Credit Funds(2)	9,087		6,795		17,615		12,621
Real Estate Funds:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)	2,696	(1)	93	(1)	3,060	(1)	316	(1)
AGRE U.S. Real Estate Fund, L.P.	385		227		677		241
CPI Capital Partners North America L.P.	(5)		16		(5)		74
CPI Capital Partners Asia Pacific, L.P.	(6)		(6)		(7)		(4)
Apollo GSS Holding (Cayman), L.P.	(7)		(1)		74		(5)
BEA/AGRE China Real Estate Fund, L.P.	11		(8)		9		(8)
Total Real Estate Funds(2)	3,074		321		3,808		614
Total	$30,701		$20,090		$53,611		$47,880

(1)	Amounts are reported a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(2)	Certain funds invest across multiple segments. Presentation in the table above is based on majority of fund investment classification.
Other investments as of June 30, 2014 and December 31, 2013 consisted of the following:

	Equity Held as of
	June 30, 2014		% of Ownership		December 31, 2013		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$1,293		0.057%		$1,168		0.057%
Fund IV	8		0.024		9		0.019
Fund V	90		0.020		94		0.020
Fund VI	8,094		0.107		9,964		0.103
Fund VII	139,650		1.246		137,960		1.258
Fund VIII	20,247		3.406		4,310		3.996
ANRP	4,668		0.804		3,735		0.831
AION	17,993		6.043		6,425		9.970
APC	42		0.045		49		0.046
Vantium A/B	9		6.450		15		6.450
Vantium C	148		2.071		1,233		2.071
Vantium D	90		6.345		2,190		6.345
Total Private Equity Funds(5)	192,332				167,152
Credit Funds:
SOMA	7,405		0.844		6,833		0.853
VIF	157		0.071		151		0.124
SVF	11		0.033		17		0.079
ACLF	5,176		3.289		4,559		3.341
COF I	10,469		1.845		10,077		1.850
COF II	3,405		1.413		5,015		1.428
COF III	18,337		2.447		6,720		2.450
EPF I	16,552		1.465		19,332		1.363
EPF II	39,883		1.838		23,212		1.994
AIE II	3,790		3.062		4,500		2.772
Palmetto	13,898		1.186		16,054		1.186
AFT	95		0.034		95		0.034
AMTG(3)	4,187	(1)	0.642	(1)	4,015	(2)	0.632	(2)
AEC	2,589		1.081		2,482		1.230
AESI	3,994		0.990		3,732		0.956
ACSP	10,815		2.473		7,690		2.465
AINV(4)	61,167	(1)	2.918	(1)	55,951	(2)	2.933	(2)
SK	1,836		1.017		1,714		0.997
Apollo SPN Investments I, L.P.	4,443		0.666		4,457		0.828
CION Investment Corporation	1,000		0.337		1,000		0.716
AIF	96		0.036		94		0.036
Franklin Fund	10,610		9.195		10,178		9.107
Zeus	5,602		3.386		1,678		3.383
Apollo Lincoln Fixed Income Fund, L.P.	606		0.990		—		—
Apollo Structured Credit Recovery Master Fund III, L.P.	1,863		2.439		—		—
Apollo Total Return Fund L.P.	82		0.052		—		—
Total Credit Funds(5)	228,068				189,556
Real Estate:
ARI(3)	13,836	(1)	1.887	(1)	11,550	(2)	1.500	(2)
AGRE U.S. Real Estate Fund, L.P.	8,471		1.845		9,473		1.845
CPI Capital Partners North America, L.P.	153		0.411		272		0.416
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	99		0.042		106		0.042
Apollo GSS Holding (Cayman), L.P.	3,576		4.751		3,670		3.460
BEA/AGRE China Real Estate Fund, L.P.	82		1.031		72		1.031
Total Real Estate Funds(5)	26,222				25,148
Total	$446,622				$381,856

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Amounts are as of March 31, 2014.

(2)	Amounts are as of September 30, 2013.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $59,475 and $57,249 based on the quoted market price as of June 30, 2014 and December 31, 2013, respectively.

(5)	Certain funds invest across multiple segments. Presentation in the table above is based on majority of fund investment classification.

As of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, on an individual or aggregate basis, no equity method investment held by Apollo met the significance criteria as defined by the SEC. As such, Apollo is not required to present separate financial statements or summarized income statement information for any of its equity method investments.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net unrealized gains (losses) from investment activities	$10,449	$(138,181)	$9,538	$(113,061)
Net realized (losses) gains from investment activities	(192)	32,988	16,822	83,918
Net gains (losses) from investment activities	10,257	(105,193)	26,360	(29,143)
Net unrealized gains (losses) from debt	7,591	(68,013)	(6,528)	(156,249)
Net realized gains from debt	—	91,000	357	83,397
Net gains (losses) from debt	7,591	22,987	(6,171)	(72,852)
Interest and other income	147,142	152,501	318,136	329,626
Other expenses	(121,565)	(105,493)	(247,165)	(214,968)
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities	$43,425	$(35,198)	$91,160	$12,663

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014				As of December 31, 2013
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$11,636,675	1.34%		7.0	$11,877,744	1.31%		7.3
Subordinated Notes(2)(3)	973,467	N/A	(1)	7.8	963,099	N/A	(1)	8.1
Total	$12,610,142				$12,840,843

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of June 30, 2014 and December 31, 2013 was $12,179 million and $12,424 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of June 30, 2014 and December 31, 2013, the fair value of the consolidated VIE assets was $15,327 million and $15,502 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of June 30, 2014, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of June 30, 2014 and December 31, 2013. In addition, the tables present the maximum exposure to losses relating to those VIEs.

	As of June 30, 2014
	Total Assets		Total Liabilities		Apollo Exposure
Total	$13,889,028	(1)	$(991,382)	(2)	$28,826	(3)

(1)	Consists of $466,850 in cash, $12,755,983 in investments and $666,195 in receivables.

(2)	Represents $545,173 in debt and other payables, $442,907 in securities sold, not purchased, and $3,302 in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, is $4,148 million as of June 30, 2014 as discussed in note 13.

	As of December 31, 2013
	Total Assets		Total Liabilities		Apollo Exposure
Total	$12,866,498	(1)	$(1,311,279)	(2)	$34,665	(3)

(1)	Consists of $354,686 in cash, $12,034,487 in investments and $477,325 in receivables.

(2)	Represents $1,161,549 in debt and other payables, $106,532 in securities sold, not purchased, and $43,198 in capital withdrawals payable.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of June 30, 2014 and December 31, 2013, respectively:

	As of June 30, 2014
	Level I(5)	Level II(5)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$2,146,979	$2,146,979
Investments held by Apollo Senior Loan Fund(1)	—	29,670	987	30,657
Investments in HFA and Other(1)	—	—	51,172	51,172
Investment in Athene Holding(2)	—	—	207,253	207,253
AAA/Athene Receivable(2)	—	—	55,836	55,836
Investments of VIEs, at fair value(4)	117	11,640,193	2,051,862	13,692,172
Total Assets	$117	$11,669,863	$4,514,089	$16,184,069

Liabilities
Debt of VIEs, at fair value(4)	$—	$1,967,676	$10,211,336	$12,179,012
Contingent Consideration Obligations(3)	—	—	115,220	115,220
Total Liabilities	$—	$1,967,676	$10,326,556	$12,294,232

	As of December 31, 2013
	Level I(5)	Level II(5)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$1,942,051	$1,942,051
Investments held by Apollo Senior Loan Fund(1)	—	28,711	892	29,603
Investments in HFA and Other(1)	—	—	40,373	40,373
Athene and AAA Services Derivatives(2)	—	—	130,709	130,709
Investments of VIEs, at fair value(4)	3,455	12,203,370	1,919,537	14,126,362
Total Assets	$3,455	$12,232,081	$4,033,562	$16,269,098

Liabilities
Debt of VIEs, at fair value(4)	$—	$2,429,815	$9,994,147	$12,423,962
Contingent Consideration Obligations(3)	—	—	135,511	135,511
Total Liabilities	$—	$2,429,815	$10,129,658	$12,559,473

(1)	See note 3 for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and investments in HFA and Other.

(2)	See note 12 for further disclosure regarding the Athene Services Derivative, the AAA Services Derivative, the investment in Athene Holding and the AAA/Athene Receivable.

(3)	See note 13 for further disclosure regarding Contingent Consideration Obligations.

(4)	See note 4 for further disclosure regarding VIEs.

(5)	All Level I and Level II investments and liabilities were valued using third party pricing.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

There were no transfers of financial assets into Level I for the three and six months ended June 30, 2014 and 2013. The following table summarizes the fair value transfers of financial assets between Level II and Level III for positions that existed as of the three and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Transfers from Level I into Level II(1)	$4,084	$—	$4,084	$—
Transfers from Level III into Level II(1)	161,665	444,462	471,607	782,756
Transfers from Level II into Level III(1)	440,893	194,452	582,246	467,045

(1)
Transfers between Level I, II and III were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

There were no transfers of financial liabilities into or out of Level I for the three and six months ended June 30, 2014. In addition, there were no transfers of financial liabilities between Level I, Level II or Level III for the three and six months ended June 30, 2013. The following table summarizes the fair value transfers of financial liabilities between Level II and Level III for positions that existed as of the three and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Transfers from Level III into Level II(1)	$137,108	$—	$207,427	$—
Transfers from Level II into Level III(1)	57,819	—	374,071	—

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial liabilities to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial assets, which are measured at fair value and characterized as Level III investments, for the three and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended June 30, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,147,415	$—	$59,324	$206,476	$—	$—	$1,837,451	$4,250,666
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	13,524	13,524
Fees	—	—	—	(1,306)		55,836	—	54,530
Purchases	—	1,990	855	—	2,083	—	49,861	54,789
Sale of investments/Distributions	—	(1,503)	(65)	—	—	—	(116,549)	(118,117)
Net realized gains (losses)	—	10	—	24,242	—	—	(20,248)	4,004
Changes in net unrealized (losses) gains	(436)	8	(8,942)	(24,242)	—	—	9,077	(24,535)
Transfer into Level III	—	482	—	—	—	—	440,411	440,893
Transfer out of Level III	—	—	—	—	—	—	(161,665)	(161,665)
Settlement of derivatives(1)	—	—	—	(205,170)	205,170	—	—	—
Balance, End of Period	$2,146,979	$987	$51,172	$—	$207,253	$55,836	$2,051,862	$4,514,089
Change in net unrealized losses included in Net Gains from Investment Activities related to investments still held at reporting date	$(436)	$5	$(8,942)	$—	$—	$—	$—	$(9,373)
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	1,273	1,273
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	—	—	—	—	—

(1)	See note 12 for further disclosure regarding the settlement of the Athene Services Derivative, the AAA Services Derivative and the investment in Athene Holding.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,652,029	$—	$55,407	$24,127	$1,765,988	$3,497,551
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	19,302	19,302
Fees	—	—	—	23,705	—	23,705
Purchases	—	—	833	—	538,507	539,340
Sale of investments/Distributions	—	—	—	—	(319,231)	(319,231)
Net realized losses	—	—	—	—	(2,566)	(2,566)
Changes in net unrealized gains (losses)	7,064	—	(5,848)	284	6,304	7,804
Transfer into Level III	—	437	—	—	194,015	194,452
Transfer out of Level III	—		—	—	(444,462)	(444,462)
Balance, End of Period	$1,659,093	$437	$50,392	$48,116	$1,757,857	$3,515,895
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$7,064	$—	$(5,848)	$—	$—	$1,216
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	3,850	3,850
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	284	—	284

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$—	$—	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	(1,096)	(1,096)
Fees	—	—	—	60,422		55,836	—	116,258
Purchases	—	1,990	1,725	—	2,083	—	314,924	320,722
Sale of investments/Distributions	—	(1,509)	(143)	—	—	—	(297,984)	(299,636)
Net realized gains (losses)	—	10	—	24,242	—	—	(21,202)	3,050
Changes in net unrealized gains (losses)	204,928	36	9,217	(10,203)	—	—	26,612	230,590
Transfer into Level III	—	482	—	—	—	—	581,764	582,246
Transfer out of Level III	—	(914)	—	—	—	—	(470,693)	(471,607)
Settlement of derivatives(1)	—	—	—	(205,170)	205,170	—	—	—
Balance, End of Period	$2,146,979	$987	$51,172	$—	$207,253	$55,836	$2,051,862	$4,514,089
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$204,928	$3	$9,217	$—	$—	$—	$—	$214,148
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	14,212	14,212
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	—	—		—	—

(1)	See note 12 for further disclosure regarding the settlement of the Athene Services Derivative, the AAA Services Derivative and the investment in Athene Holding.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in HFA and Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,666,448	$590	$50,311	$2,126	$1,643,465	$3,362,940
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	15,400	15,400
Fees	—	—	—	45,706	—	45,706
Purchases	—	22	2,268	—	922,668	924,958
Sale of investments/Distributions	(62,188)	—	(902)	—	(506,092)	(569,182)
Net realized losses	—	—	—	—	(7,008)	(7,008)
Changes in net unrealized gains (losses)	54,833	9	(1,285)	284	4,951	58,792
Transfer into Level III	—	437	—	—	466,608	467,045
Transfer out of Level III	—	(621)	—	—	(782,135)	(782,756)
Balance, End of Period	$1,659,093	$437	$50,392	$48,116	$1,757,857	$3,515,895
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$54,833	$9	$(1,285)	$—	$—	$53,557
Change in net unrealized losses included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	(6,916)	(6,916)
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	284	—	284

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial liabilities, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended June 30,
	2014				2013
	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total
Balance, Beginning of Period	$10,422,320	$126,473		$10,548,793	$11,347,332	$131,231		$11,478,563
Elimination of debt attributable to consolidation of VIEs	22,118	—		22,118	19,326	—		19,326
Additions	145,001	—		145,001	—	—		—
Payments	(282,171)	(10,525)		(292,696)	(508,400)	(20,377)		(528,777)
Net realized losses	—	—		—	(91,000)	—		(91,000)
Changes in net unrealized (gains) losses	(16,643)	(728)	(1)	(17,371)	68,013	(3,512)	(1)	64,501
Transfers into Level III	57,819	—		57,819	—	—		—
Transfers out of Level III	(137,108)	—		(137,108)	—	—		—
Balance, End of Period	$10,211,336	$115,220		$10,326,556	$10,835,271	$107,342		$10,942,613
Change in net unrealized gains included in Net Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(16,856)	$—		$(16,856)	$(17,662)	$—		$(17,662)

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

	For the Six Months Ended June 30,
	2014				2013
	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total	Debt of Consolidated VIEs	Contingent Consideration Obligations		Total
Balance, Beginning of Period	$9,994,147	$135,511		$10,129,658	$11,834,955	$142,219		$11,977,174
Elimination of debt attributable to consolidation of VIEs	6,724	—		6,724	15,389	—		15,389
Additions	895,967	—		895,967	332,250	—		332,250
Payments	(840,779)	(25,084)		(865,863)	(1,420,175)	(44,796)		(1,464,971)
Net realized gains	(357)	—		(357)	(83,397)	—		(83,397)
Changes in net unrealized (gains) losses	(11,010)	4,793	(1)	(6,217)	156,249	9,919	(1)	166,168
Transfers into Level III	374,071	—		374,071	—	—		—
Transfers out of Level III	(207,427)	—		(207,427)	—	—		—
Balance, End of Period	$10,211,336	$115,220		$10,326,556	$10,835,271	$107,342		$10,942,613
Change in net unrealized (gains) losses included in Net Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(22,012)	$—		$(22,012)	$75,214	$—		$75,214

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized in Level III of the fair value hierarchy as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$2,146,979	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	987	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other:
HFA	50,091	Transaction	Sale Price	N/A	N/A
Other	1,081	Third Party Pricing(2)	N/A	N/A	N/A
Investment in Athene Holding	207,253	Transaction	Private Placement Price	$26.00	N/A
AAA/Athene Receivable	55,836	Transaction	Private Placement Price	$26.00	N/A
Investments of Consolidated VIEs:
Bank Debt Term Loans	40,492	Other	N/A	N/A	N/A
Bank Debt Term Loans	7,895	Market Comparable Companies	Comparable Multiples	5.0x	5.0x
Corporate Loans/Bonds	1,977,730	Third Party Pricing(2)	N/A	N/A	N/A
Stocks	604	Third Party Pricing(2)	N/A	N/A	N/A
Stocks	25,141	Market Comparable Companies	Comparable Multiples	5.0x - 10.7x	5.71x
Total Investments of Consolidated VIEs	2,051,862
Total Financial Assets	$4,514,089
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$795,390	Discounted Cash Flow	Discount Rate	10.0% - 15.0%	11.8%
			Default Rate	1.0% - 2.0%	1.4%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,304,645	Discounted Cash Flow	Discount Rate	1.6% - 1.9%	1.7%
			Default Rate	2.0%	2.0%
			Recovery Rate	15.0% - 70.0%	66.0%
Senior Secured and Subordinated Notes	7,111,301	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	10,211,336
Contingent Consideration Obligation	115,220	Discounted Cash Flow	Discount Rate	11.0% - 19.0%	16.2%
Total Financial Liabilities	$10,326,556

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of June 30, 2014
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds' underlying investments that are valued using the following:
Transaction	$2,149,593	(3)	100%
Total Investments	2,149,593		100%
Other net liabilities(4)	(2,614)
Total Net Assets	$2,146,979

(2)	These securities are valued primarily using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using the price at which the Athene Holding shares were offered in the Athene Private Placement. The unobservable inputs and respective ranges used are the same as noted for the Investment in Athene

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Holding and the AAA/Athene Receivable in the table above. See note 12 for discussion of the Athene Private Placement and the investment in Athene Holding.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at June 30, 2014 is primarily comprised of $125.0 million in assets, less $5.0 million and $122.6 million in liabilities and net assets allocated to the general partner, respectively. Carrying values approximate fair value for other assets and liabilities. The assets are primarily comprised of a note receivable from an affiliate, which is a Level III asset valued using the price at which the Athene Holding shares were offered in the Athene Private Placement. The unobservable inputs and respective ranges used are the same as noted for the Athene and AAA Services Derivatives in the table above.

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,942,051	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	892	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	40,373	Third Party Pricing(2)	N/A	N/A	N/A
Athene and AAA Services Derivatives	130,709	Discounted Cash Flows	Discount Rate	15.0%	15.0%
			Implied Multiple	1.1x	1.1x
Investments of Consolidated VIEs:
Bank Debt Term Loans	18,467	Other	N/A	N/A	N/A
Stocks	7,938	Market Comparable Companies	Comparable Multiples	6.0x - 9.5x	7.9x
Corporate Loans/Bonds	1,893,132	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,919,537
Total Financial Assets	$4,033,562
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,149	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	10.8%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,132,576	Discounted Cash Flow	Discount Rate	1.9% - 2.2%	2.0%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0% - 70.0%	65.2%
Senior Secured and Subordinated Notes	7,026,422	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	9,994,147
Contingent Consideration Obligation	135,511	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.3%
Total Financial Liabilities	$10,129,658

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

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
(dollars in thousands, except share data, except where noted)

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

Investment in Athene Holding and AAA/Athene Receivable
As of June 30, 2014, the significant unobservable input used in the fair value measurement of the investment in Athene Holding is the price at which the Athene Holding shares were offered in the Athene Private Placement. The shares in the private placement offering were offered at $26 per share. Given the proximity to the June 30, 2014 financial statement date, the $26 per share price was considered to be the best measure of fair value and was therefore utilized for valuing the Athene investment at June 30, 2014. In addition, consideration was also given to a market comparable multiple approach based on Athene’s U.S. GAAP equity book value excluding accumulated other comprehensive income.
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the bank debt term loans and stocks include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies' earnings before interest, taxes, depreciation and amortization ("EBITDA") to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
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
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the weighted average cost of capital for the Company. See note 13 for further discussion of the contingent consideration obligations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

6. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of June 30, 2014	As of December 31, 2013
Private Equity	$1,577,536	$1,867,771
Credit	395,086	408,342
Real Estate	15,451	10,962
Total Carried Interest Receivable	$1,988,073	$2,287,075

The table below provides a roll-forward of the carried interest receivable balance for the six months ended June 30, 2014:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2014	$1,867,771	$408,342	$10,962	$2,287,075
Change in fair value of funds	290,960	153,825	5,705	450,490
Fund cash distributions to the Company	(581,195)	(167,081)	(1,216)	(749,492)
Carried Interest Receivable, June 30, 2014	$1,577,536	$395,086	$15,451	$1,988,073

The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds and certain credit and real estate funds is payable and is distributed to the fund's general partner upon realization of an investment if the fund's cumulative returns are in excess of the preferred return. For most credit funds, carried interest is payable based on realizations after the end of the relevant fund's fiscal year or fiscal quarter, subject to high watermark provisions.

7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of June 30, 2014	As of December 31, 2013
Private Equity	$687,442	$751,192
Credit	267,660	234,504
Real Estate	8,820	6,544
Total Profit Sharing Payable	$963,922	$992,240
The table below provides a roll-forward of the profit sharing payable balance for the six months ended June 30, 2014:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2014	$751,192	$234,504	$6,544	$992,240
Profit sharing expense (1)	181,989	80,533	2,215	264,737
Payments/other	(245,739)	(47,377)	61	(293,055)
Profit sharing payable, June 30, 2014	$687,442	$267,660	$8,820	$963,922

(1)
Includes both of the following: (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo's funds and (ii) changes to the fair value of the contingent consideration obligations (see notes 5 and 13) recognized in connection with certain Apollo acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

8. INCOME TAXES

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
The Company’s provision for income taxes totaled $35.0 million and $18.1 million for the three months ended June 30, 2014 and 2013, respectively, and $67.6 million and $36.7 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate was approximately 12.2% and 10.9% for the three months ended June 30, 2014 and 2013, respectively, and 8.7% and 3.7%, for the six months ended June 30, 2014 and 2013, respectively.
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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of June 30, 2014, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2010 through 2013 are open under the general statute of limitations provisions and therefore subject to examination. In addition, the State of New York is examining APO Corp.’s tax returns for tax years 2008 to 2010. The Internal Revenue Service is examining the tax returns of Apollo Global Management, LLC and Apollo Management Holdings, L.P. for the tax year 2011. The tax returns of APO Corp. for tax years 2010 and 2011 are being examined by the Internal Revenue Service in connection with the filing of a net operating loss carryback claim to the 2010 tax year.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. In connection with the Secondary Offering, as disclosed in note 1, the Company recognized an additional step-up in tax basis of intangibles as a result of the exchange of AOG Units for Class A shares in May 2013. The Company recognized an additional step-up in tax basis of intangibles as a result of an exchange of AOG units for Class A shares in November 2013 and May 2014. As a result of the exchanges of AOG Units for Class A shares, there were increases in the deferred tax asset established from the 2007 Reorganization which was recorded in deferred tax assets in the condensed consolidated statements of financial condition for the expected tax benefit associated with these increases. A related tax receivable agreement liability was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the "tax receivable agreement") (see note 12). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which was recorded in the condensed consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2014 and 2013. The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over the same period. The tables below present the transactions during the year ended December 31, 2013 and for the six months ended June 30, 2014 related to the exchange of AOG Units for Class A shares and the resulting impact to the deferred tax asset, tax receivable agreement liability and additional paid-in capital.

	For the Year Ended December 31, 2013
Date of Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2013	$149,327	$126,928	$22,399

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2014
Date of Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six months ended June 30, 2014	$58,696	$47,878	$10,818

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of June 30, 2014		As of December 31, 2013
	Outstanding Balance	Annualized Weighted Average Interest Rate (1)	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.37%	$750,000	1.37%
2024 Senior Notes	499,008	4.00%	—	—
Total Debt	$999,008	1.66%	$750,000	1.37%

(1) Includes impact of any amortization of note discount and interest rate hedge.
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
The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at June 30, 2013 was 3.99% and the interest rate on the remaining $5.0 million portion of the loan at June 30, 2013 was 1.24%. Interest expense incurred by the Company related to the 2007 AMH Credit Agreement was $7.3 million and $14.6 million for the three and six months ended June 30, 2013, respectively. Amortization expense related to the 2007 AMH Credit Agreement was $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively.
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
2013 AMH Credit Facilities—On December 18, 2013, AMH and its subsidiaries and certain other subsidiaries of the Company (collectively, the "Borrowers") entered into new credit facilities (the "2013 AMH Credit Facilities") with JPMorgan Chase Bank, N.A. The 2013 AMH Credit Facilities provide for (i) a term loan facility to AMH (the “Term Facility”) that includes $750 million of the term loan from third-party lenders and $271.7 million of the term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with a final maturity date of January 18, 2019.
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of June 30, 2014 was 1.36% and the commitment fee as of June 30, 2014 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $2.4 million and $5.2 million for the three and six months ended June 30, 2014, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of June 30, 2014 and December 31, 2013, $500 million and $750 million of the Term Facility was outstanding with third-party lenders, respectively, and there was approximately $271.7 million of the Term Facility that was held by a subsidiary of the Company. As of June 30, 2014 and December 31, 2013, the Revolver Facility was undrawn. The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is believed to be approximately $501.3 million based on obtained broker quotes as of June 30, 2014. The $500.0 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2014 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities. The Company has determined that the long-term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair value hierarchy based on the Company's number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
In accordance with U.S. GAAP, the Company determined that the refinancing of the outstanding loans under the 2007 AMH Credit Agreement resulted in a debt extinguishment. The Company capitalized debt issuance costs of $6.6 million incurred in relation to the 2013 AMH Credit Facilities, which was recorded in other assets in the condensed consolidated statements of financial condition as of December 31, 2013 to be amortized over the life of the term loan and line of credit. In connection with the repayment of the Term Facility, $1.9 million of unamortized debt issuance costs were recognized by the Company as loss on extinguishment recorded in other income, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively.
The 2013 AMH Credit Facilities are guaranteed and collateralized by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of fee-generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
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

2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the "2024 Senior Notes"), at an issue price of 99.722%. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $1.7 million for the three and six months ended June 30, 2014.

The Company capitalized debt issuance costs of $5.5 million incurred in connection with the issuance of the 2024 Senior Notes, which was recorded in other assets in the condensed consolidated statements of financial condition as of June 30, 2014 to be amortized over the term of the notes. Debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.1 million for the three and six months ended June 30, 2014.

The 2024 Senior Notes are guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indenture governing the 2024 Senior Notes (the "2024 Senior Notes Indenture"). The 2024 Senior Notes Indenture includes covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2024 Senior Notes Indenture also provides for customary events of default.

The estimated fair value of the Company's long-term debt obligation related to the 2024 Senior Notes is believed to be approximately $502.3 million based on obtained broker quotes as of June 30, 2014. The face amount of $500.0 million related to the 2024 Senior Notes is the amount the Company is obligated to settle the 2024 Senior Notes. The Company has determined that the long-term debt obligation related to the 2024 Senior Notes would be categorized as a Level II liability in the fair value hierarchy based on the number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
The net (deficit) assets of each Borrower are summarized as follows:

Borrower	Net (Deficit) Assets as of June 30, 2014	Net (Deficit) Assets as of December 31, 2013
AMH and subsidiaries (1)	$(500,644)	$(689,958)
Apollo Principal Holdings I, L.P.	1,295,592	1,570,336
Apollo Principal Holdings II, L.P. (2)	124,477	167,844
Apollo Principal Holdings III, L.P.	442,413	661,106
Apollo Principal Holdings IV, L.P.	160,761	163,329
Apollo Principal Holdings V, L.P.	54,603	53,116
Apollo Principal Holdings VI, L.P.	285,719	239,876
Apollo Principal Holdings VII, L.P.	133,290	99,250
Apollo Principal Holdings VIII, L.P.	31,278	16,784
Apollo Principal Holdings IX L.P.	81,606	152,010

(1)
Includes Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P. and ST Management Holdings, LLC, which are subsidiaries of AMH. AMH is wholly owned by AMH Holdings (Cayman), L.P.

(2)	Includes ST Holdings GP, LLC, which is a subsidiary of Apollo Principal Holdings II, L.P.

10. NET INCOME (LOSS) PER CLASS A SHARE
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
The remaining earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding Class A shares and includes the number of additional Class A shares that would have been outstanding if the dilutive potential Class A shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the issuance of these potential Class A shares.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three and six months ended June 30, 2014 and 2013:

	Basic and Diluted
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
Numerator:
Net income attributable to Apollo Global Management, LLC	$71,668		$58,737		$143,837		$307,715
Distributions declared on Class A shares	(129,988)	(1)	(80,782)	(2)	(290,855)	(1)	(219,529)	(2)
Distributions on participating securities	(20,950)		(14,300)		(46,427)		(39,292)
Earnings allocable to participating securities	—	(3)	—	(3)	—	(3)	(7,723)
Undistributed (loss) income attributable to Class A shareholders: Basic	(79,270)		(36,345)		(193,445)		41,171
Dilution effect on undistributed income attributable to Class A shareholders	—		—		—		6,216
Dilution effect on distributable income attributable to participating securities	—		—		—		(778)
Undistributed (loss) income attributable to Class A shareholders: Diluted	$(79,270)		$(36,345)		$(193,445)		$46,609
Denominator:
Weighted average number of Class A shares outstanding: Basic	152,852,427		137,289,147		150,328,495		134,285,776
Dilution effect of share options and unvested RSUs	—		—		—		3,818,687
Weighted average number of Class A shares outstanding: Diluted	152,852,427		137,289,147		150,328,495		138,104,463
Net income (loss) per Class A share: Basic
Distributed Income	$0.85		$0.59		$1.93		$1.63
Undistributed (Loss) Income	(0.52)		(0.27)		(1.29)		0.31
Net Income per Class A Share: Basic	$0.33		$0.32		$0.64		$1.94
Net Income per Class A Share: Diluted(4)
Distributed income	$0.85		$0.59		$1.93		$1.59
Undistributed (Loss) Income	(0.52)		(0.27)		(1.29)		0.34
Net Income per Class A Share: Diluted	$0.33		$0.32		$0.64		$1.93

(1)	The Company declared a $1.08 and $0.84 distribution on Class A shares on February 7, 2014 and May 8, 2014, respectively.

(2)	The Company declared a $1.05 and $0.57 distribution on Class A shares on February 8, 2013 and May 6, 2013, respectively.

(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)
For the three and six months ended June 30, 2014 and three months ended June 30, 2013, the Company had an undistributed loss attributable to Class A shareholders and as such there was no dilution. For the three and six months ended June 30, 2014 and the three months ended June 30, 2013, AOG Units, restricted share units ("RSUs"), share options and participating securities were anti-dilutive and were accordingly excluded from the diluted earnings per share calculation. For the six months ended June 30, 2013, share options and unvested RSUs were determined to be dilutive and were accordingly included in the diluted earnings per share calculation. For the six months ended June 30, 2013, the AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.

On October 24, 2007, the Company commenced the granting of restricted share units ("RSUs") that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants." As of June 30, 2014, approximately 21.6 million vested RSUs and 4.3 million unvested RSUs were eligible for participation in distribution equivalents.
Any distribution equivalent paid to an employee will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable distribution equivalents qualify as participating

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may a limited number of times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. A limited partner must exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As disclosed in note 1, in connection with the Secondary Offering, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million Class A shares were issued by the Company in the exchange. In November 2013, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 2.3 million Class A shares were issued by the Company in the exchange. In May 2014, certain holders of AOG Units exchanged their AOG Units for Class A Shares and approximately 6.2 million Class A shares were issued by the Company in the exchange.
If all of the outstanding AOG Units were exchanged for Class A shares, the result would be an additional 222,736,477 Class A shares added to the basic earnings per share calculation.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. ("BRH"). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share had a super voting power of 222,736,477 votes as of June 30, 2014.
The table below presents transactions in Class A shares during each quarter during the six months ended June 30, 2014, each quarter during the year ended December 31, 2013 and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)	Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2013	Issuance	2,091	35.1%	35.5%	64.9%	64.5%
Quarter Ended June 30, 2013	Issuance/Offering	9,577	35.5%	38.0%	64.5%	62.0%
Quarter Ended September 30, 2013	Issuance	1,977	38.0%	38.3%	62.0%	61.7%
Quarter Ended December 31, 2013	Issuance/Exchange	2,581	38.3%	39.0%	61.7%	61.0%
Quarter Ended March 31, 2014	Issuance	2,672	39.0%	39.4%	61.0%	60.6%
Quarter Ended June 30, 2014	Issuance/Exchange	7,344	39.4%	41.2%	60.6%	58.8%

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
RSUs
On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the fair value is discounted primarily for transfer restrictions and in certain cases timing of distributions. For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 42.9% and 26.0% for the three months ended June 30, 2014 and 2013, respectively, and 40.0% and 22.0% for the six months ended June 30, 2014 and 2013, respectively. Additionally, for Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 5.0% and 5.2% for the three months ended June 30, 2014, and 2013, respectively, and 5.0% and 5.2% for the six months ended June 30, 2014 and 2013, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.0% and 4.8% for the three months ended June 30, 2014 and 2013, respectively, and 3.0% and 4.9% for the six months ended June 30, 2014 and 2013, respectively. The total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter (for Plan Grants) or annual vesting over three years (for Bonus Grants). The actual forfeiture rate was 0.6% and 2.9% for the three months ended June 30, 2014 and 2013, respectively, and 7.2% and 3.8% for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, $13.4 million and $26.7 million of compensation expense was recognized, respectively. For the six months ended June 30, 2014 and 2013, $44.5 million and $54.2 million of compensation expense was recognized, respectively.
In addition, during 2014, the Company has granted RSUs with certain performance conditions. Equity-based compensation expense is recognized only when the performance conditions are met or deemed probable. For the three and six months ended June 30, 2014, no equity-based compensation expense has been recognized relating to performance-based RSUs.
The following table summarizes RSU activity for the six months ended June 30, 2014:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2014	8,777,286	$14.32	22,793,751	31,571,037
Granted	3,108,248	22.49	—	3,108,248
Forfeited (2)	(851,700)	10.10	—	(851,700)
Delivered	—	15.24	(2,799,155)	(2,799,155)
Vested (2)	(1,578,823)	17.65	1,578,823	—
Balance at June 30, 2014	9,455,011	$16.83	21,573,419	31,028,430	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)
In connection with the departure of an employee from the Company, 625,000 RSUs previously granted to such employee vested immediately and 625,000 RSUs previously granted to such employee were forfeited as of March 26, 2014. As a result, the Company recorded an incremental compensation expense of $17.5 million related to the relevant RSU award for the six months ended June 30, 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Units Expected to Vest—As of June 30, 2014, approximately 8,900,000 RSUs were expected to vest over the next 3.6 years.
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

(1)
In connection with the departure of an employee from the Company, 1,250,000 share options that were previously granted to such employee vested immediately and 1,250,000 share options that were previously granted to such employee were forfeited as of March 26, 2014. As a result, the Company recorded an incremental compensation expense of $28.1 million related to the relevant option award agreement for the six months ended June 30, 2014.

For the three months ended June 30, 2014 and 2013, $0.0 million and $1.2 million of compensation expense was recognized as a result of these grants, respectively. For the six months ended June 30, 2014 and 2013, $28.1 million and $2.5 million of compensation expense was recognized as a result of these grants, respectively.
There were no share options granted during the six months ended June 30, 2014. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2012 and 2011:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Assumptions:	2012	2011
Risk-free interest rate	1.11%	2.79%
Weighted average expected dividend yield	8.13%	2.25%
Expected volatility factor(1)	45.00%	40.22%
Expected life in years	6.66	5.72
Fair value of options per share	$3.01	$8.44

(1)	The Company determined the expected volatility based on comparable companies using daily stock prices and the volatility of the Company’s share price.

The following table summarizes the share option activity for the six months ended June 30, 2014:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2014	2,950,003	$8.69	$16,124	7.08
Exercised	(1,462,500)	8.01	(8,204)	—
Forfeited	(1,250,000)	8.00	(7,025)	—
Balance at June 30, 2014	237,503	16.49	$895	8.42
Exercisable at June 30, 2014	70,834	$16.94	$226	8.47
Options Expected to Vest—As of June 30, 2014, approximately 157,000 options were expected to vest.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at June 30, 2014 was $0.5 million and is expected to be recognized over a weighted average period of 4.0 years.
Delivery of Class A Shares - RSUs and Share Options
During the six months ended June 30, 2014, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the six months ended June 30, 2014, the Company delivered 3,797,843 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 39.6% from 39.0%. The gross value of the settlement of these shares was $128.3 million, based on Apollo's share price at the time of the delivery.
Restricted Share Awards—Athene Holding
Athene Holding granted restricted share awards ("AHL Awards") to certain employees of Apollo. The AHL Awards granted to employees of Athene Asset Management, L.P. ("AAM") are accounted for as a prepaid compensation asset within other assets and deferred revenue in the condensed consolidated statements of financial condition. As the awards vest, the deferred revenue is recognized as management fees and the prepaid compensation asset is recognized as compensation expense over the vesting period. The fair value of the awards to employees is based on the grant date fair value, which utilizes the equity value of Athene Holding, less discounts for transfer restrictions. The awards granted are recognized as liability awards remeasured each period to reflect the fair value of the prepaid compensation asset and deferred revenue and any changes in these values are recorded in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

For the three and six months ended June 30, 2014, $14.9 million of management fees and $14.9 million of equity-based compensation expense was recognized in the condensed consolidated statements of operations, respectively.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$13,425	—%	—	$13,425
AHL Awards	14,946	58.8	8,912	6,034
Other equity-based compensation awards	340	58.8	203	137
Total Equity-Based Compensation	$28,711		9,115	19,596
Less other equity-based compensation awards (2)			(9,115)	(5,688)
Capital Increase Related to Equity-Based Compensation			$—	$13,908
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$71,624	—%	—	$71,624
AHL Awards	14,946	58.8	8,912	6,034
Other equity-based compensation awards	1,119	58.8	676	443
Total Equity-Based Compensation	$87,689		9,588	78,101
Less other equity-based compensation awards (2)			(9,588)	(5,511)
Capital Increase Related to Equity-Based Compensation			$—	$72,590

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$15,004	62.0%	$9,461	$5,543
RSUs and Share Options	27,776	—	—	27,776
AHL Awards	462	62.0	291	171
Other equity-based compensation awards	259	62.0	163	96
Total Equity-Based Compensation	$43,501		9,915	33,586
Less other equity-based compensation awards(2)			(454)	181
Capital Increase Related to Equity-Based Compensation			$9,461	$33,767
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$30,008	62.0%	$19,163	$10,845
RSUs and Share Options	56,505	—	—	56,505
AHL Awards	1,757	62.0	1,089	668
Other equity-based compensation awards	517	62.0	321	196
Total Equity-Based Compensation	$88,787		20,573	68,214
Less other equity-based compensation awards(2)			(1,410)	(156)
Capital Increase Related to Equity-Based Compensation			$19,163	$68,058

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

12. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from affiliates and due to affiliates are comprised of the following:

	As of June 30, 2014	As of December 31, 2013
Due from Affiliates:
Due from private equity funds	$48,400	$57,582
Due from portfolio companies	22,883	23,484
Due from credit funds(1)	157,202	216,750
Due from Contributing Partners, employees and former employees	3,315	2,659
Due from real estate funds	15,965	12,119
Other	32	4,653
Total Due from Affiliates	$247,797	$317,247
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$539,170	$525,483
Due to private equity funds	2,077	825
Due to credit funds	257	1,773
Distributions payable to employees	32,768	67,290
Total Due to Affiliates	$574,272	$595,371

(1)
As of June 30, 2014 includes unsettled AAA and Athene management fee receivable as discussed in "Athene" below. As of December 31, 2013, includes Athene Services Derivative as discussed in "Athene" below.

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
In April 2014, Apollo made a $32.0 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2013 tax year. Included in the payment was approximately $8.3 million and approximately $0.5 million of interest paid to the Managing Partners and Contributing Partners, respectively.
As disclosed in note 1, in May 2013, the Intermediate Holding Companies acquired approximately 8.8 million Class A shares of Apollo Global Management, LLC, which were used to acquire an equal number of AOG Units from certain Managing Partners and Contributing Partners in connection with the Secondary Offering. This exchange was taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $145.7 million in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the intangible assets of certain Apollo Operating Group entities.
As disclosed in note 1, during November 2013 and May 2014, the Intermediate Holding Companies acquired approximately 2.2 million and 6.2 million Class A shares of Apollo Global Management, LLC, respectively, which were used to acquire an equal number of AOG Units from certain Managing Partners and Contributing Partners in connection with an exchange of AOG Units for Class A shares. These exchanges were taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $56.4 million and $97.6 million during November 2013 and May 2014, respectively, in the intangible assets of certain Apollo Operating Group entities.
Pursuant to the tax receivable agreement, the Managing Partners and Contributing Partners who exchanged AOG Units for Class A shares will receive payment from APO Corp. of 85% of the amount of the actual cash tax savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense. APO Corp. retains the benefit from the remaining 15% of actual cash tax savings. As a result of the May 2013, November 2013, and May 2014 exchanges, a $174.8 million liability was recorded to estimate the amount of these future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
Due from Contributing Partners, Employees and Former Employees
As of June 30, 2014 and December 31, 2013, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2013 and 2014 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	$28.5	—
For the six months ended June 30, 2014	$1.92		$290.9	$513.7		$804.6	$46.4

(1)
On April 12, 2013, April 3, 2014 and June 16, 2014, the Company made a $0.23, $0.22 and $0.13 distribution, respectively, to the non-controlling interest holders in the Apollo Operating Group, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. There was no indemnification liability recorded as of June 30, 2014 and December 31, 2013.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Athene Asset Management receives a management fee equal to 0.40% per annum on all assets under management in the Athene Accounts, with certain limited exceptions. In addition, the Company receives sub-advisory management fees and carried interest income with respect to a portion of the assets in the Athene Accounts. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene, including but not limited to, asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other services.
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
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the AAA Transaction (the “Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusts the calculation of Athene Holding’s capital and surplus (on which the fees payable thereunder are based) downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act). Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. For the three and six months ended June 30, 2014, Apollo earned $51.4 million and $110.1 million, respectively, related to this monitoring fee. For the three and six months ended June 30, 2013, Apollo earned $21.2 million and $40.7 million, respectively, related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of June 30, 2014, Apollo had a receivable of $52.8 million recorded in due from affiliates on the condensed consolidated statements of financial condition. As of December 31, 2013, Apollo had a $116.4 million receivable, which was accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the consummation of the AAA Transaction, on October 31, 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). As of June 30, 2014, Apollo had a receivable of $3.1 million recorded in due from affiliates on the condensed consolidated statements of financial condition. As of December 31, 2013, Apollo had a $14.3 million receivable, which was accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement and the Contributed Partnerships for the three and six months ended June 30, 2014 were $2.6 million (of which $0.4 million related to the Amended AAA Services Agreements, as described above) and $5.5 million (of which $0.8 million related to the Amended AAA Services Agreement, as described above) respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations. The total management fees earned by Apollo related to the Amended AAA Services Agreement and the Contributed Partnerships for the three and six months ended June 30, 2013 were $2.5 million (of which $0.6 million related to the Amended AAA Services Agreement, as described above) and $5.6 million (of which $1.2 million related to the Amended AAA Services Agreement, as described above) respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three and six months ended June 30, 2014, the Company recorded carried interest income less the related profit sharing expense of $0.0 million and $14.6 million, from AAA Investments, which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2013, the Company recorded carried interest income less the related profit sharing expense of $5.9 million and $7.3 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the Company had a $121.3 million and a $100.9 million carried interest receivable, respectively, related to AAA Investments. As of June 30, 2014 and December 31, 2013, the Company had a related profit sharing payable of $34.7 million and $28.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and six months ended June 30, 2014, Apollo earned revenues in the aggregate totaling $112.5 million and $267.1 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Services Derivative and the AAA Services Derivative discussed above, which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2013, Apollo earned revenues in the aggregate totaling $59.2 million and $122.3 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Services Derivative and the AAA Services Derivative discussed above, which is recorded in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Prior to the settlement of the Athene Services Derivative and the AAA Services Derivatives, the Amended Athene Services Agreement and the Amended AAA Services Agreement together with the Athene Services Derivative and the AAA Services Derivative, met the definition of a derivative under U.S. GAAP. The Company had classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. After the settlement of the Athene Services Derivative and the AAA Services Derivatives the unsettled shares receivable recorded in due from affiliates related to the Amended Athene Services Agreement and the Amended AAA Services Agreement are valued at fair value based on the price of a common share of Athene Holding. The Company had classified the derivative and the shares receivable as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 5 for further discussion regarding fair value measurements.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2014, there were $0.0 million and $14.0 million of changes in market value recognized related to these derivatives, respectively. For the three and six months ended June 30, 2013, there were $0.3 million of changes in market value recognized related to these derivatives.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26. In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26. The Athene Private Placement offering was concluded during the second quarter with the exception of the final closing on approximately $60 million of additional commitments from affiliates of Athene which are expected to close in the third quarter.
As of June 30, 2014, AAA Investments’ ownership stake in Athene was reduced as a result of the Athene Private Placement and the issuance of 3.7 million unrestricted common shares of Athene Holding under Athene's management equity plan resulting in an approximate 47.8% economic ownership stake (calculated as if the commitments in the Athene Private Placement closed through June 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, (ii) conversion to common shares of AAA Investments’ note receivable from Athene, or (iii) common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement, and effectively 45% of the voting power.
As a result of the above transactions, Apollo directly owned 4.6% of the economic equity of Athene Holding as of June 30, 2014 (calculated as if the commitments in the Athene Private Placement closed through June 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan or the (ii) conversion to common shares of AAA Investments’ note receivable from Athene, or (iii) common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the United States Securities and Exchange Commission ("SEC") and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2014. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Apollo Management International LLP, is authorized and regulated by the U.K. Financial Conduct Authority and as such is subject to the capital requirements of the U.K. Financial Conduct Authority. This entity has continuously operated in excess of these regulatory capital requirements.
Certain other of the Company's U.S. and non-U.S. subsidiaries are subject to various regulations, including a number of U.S. entities that are registered as investment advisors with the SEC. To the extent applicable, these entities have continuously operated in excess of any minimum regulatory capital requirements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
AAA(1)	$932	$(6,531)	$(198,337)	$(52,213)
Interest in management companies and a co-investment vehicle(2)	(4,909)	(4,309)	(8,494)	(8,145)
Other consolidated entities	9,806	7,647	5,108	29,566
Net loss (income) attributable to Non-Controlling Interests in consolidated entities	5,829	(3,193)	(201,723)	(30,792)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	(34,468)	40,243	(59,291)	2,001
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(151,995)	(126,483)	(307,095)	(611,729)
Net Income attributable to Non-Controlling Interests	$(180,634)	$(89,433)	$(568,109)	$(640,520)
Net loss (income) attributable to Appropriated Partners’ Capital(4)	34,468	(40,243)	59,291	(2,001)
Comprehensive Income Attributable to Non-Controlling Interests	$(146,166)	$(129,676)	$(508,818)	$(642,521)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.5% and 97.3% as of June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, Apollo owned approximately 2.5% and 2.7% of AAA, respectively.

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

13. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitments to certain funds managed by the Company. As of June 30, 2014, the maximum exposure relating to these financial guarantees approximated $0.3 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of June 30, 2014, and December 31, 2013 of $835.7 million and $843.7 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
In September 2013, an indirect subsidiary of Apollo Global Management, LLC agreed to invest up to approximately €18.2 million ($23.9 million) in a limited partnership (the "KBCD Partnership"), a wholly-owned subsidiary of which has agreed to acquire a minority stake in KBC Bank Deutschland AG, the German subsidiary of Belgian KBC Group NV (and certain third party purchasers agreed to acquire, in aggregate, all of the other shares in KBC Bank Deutschland AG). The aforementioned indirect subsidiary of Apollo Global Management, LLC is the general partner of the KBCD Partnership. The limited partners of the KBCD Partnership are managed by subsidiaries of Apollo Global Management, LLC. The acquisition is subject to regulatory approval, which is expected to conclude during the second half of 2014. Consequently, there is no assurance that the acquisition will close.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2014, the Company was not aware of any instances of non-compliance with the financial covenants contained in the 2013 AMH Credit Facilities and 2024 Senior Notes.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant,and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the Court held oral argument on Defendants’ motions to dismiss. On March 28, 2014, the Court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the Court directed the Clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the Court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo's funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC ("Arvco") (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS's purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but recently was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro's plea agreement, he admitted to taking cash and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS investing decisions and improperly preparing disclosure letters to satisfy Apollo's requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial is now scheduled for February 23, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the "Arvco Debtors") brought a civil action in the United States Bankruptcy Court for the District of Nevada against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seek to recover purported fees they claim Apollo has not paid them for a portion of Arvco's placement agent services.  In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors' commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations.  The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses.  The Arvco Debtors' complaint asserts various theories of recovery under the Bankruptcy Code and common law.  Apollo denies the merit of all of the Arvco Debtors' claims and will vigorously contest them.  The Bankruptcy Court has stayed this action pending the result in the criminal case against Mr. Villalobos.  For these reasons, no estimate of possible loss, if any, can be made at this time.
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
As of June 30, 2014, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Aggregate minimum future payments	$19,531	$38,323	$37,001	$35,041	$31,668	$53,586	$215,150
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.9 million and $10.7 million for the three months ended June 30, 2014 and 2013, respectively, and $21.5 million and $21.3 million for the six months ended June 30, 2014 and 2013, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Other Long-term Obligations—These obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2014, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Other long-term obligations	$3,409	$2,057	$104	$—	$—	$—	$5,570

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2014 and that would be reversed approximates $4.1 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of June 30, 2014
Private Equity Funds:
Fund VII	$1,824,225
Fund VI	1,302,604
Fund V	74,943
Fund IV	5,150
AAA/Other	188,445
Total Private Equity Funds	3,395,367
Credit Funds:
U.S. Performing Credit	308,265
Structured Credit	60,255
European Credit Funds	79,038
Non-Performing Loans	221,996
Opportunistic Credit	65,673
Total Credit Funds	735,227
Real Estate Funds:
CPI Funds	7,210
AGRE U.S. Real Estate Fund, L.P.	5,836
Other	3,904
Total Real Estate Funds	16,950
Total	$4,147,544
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

and realized gains occur. Any appreciation would first cover the deductions for invested capital, unreturned organizational expenses, operating expenses, management fees and priority returns based on the terms of the respective fund agreements.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2014, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $101.7 million and $121.4 million as of June 30, 2014 and December 31, 2013, respectively, and was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $13.5 million and $14.1 million as of June 30, 2014 and December 31, 2013, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
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
The Company is subject to a concentration risk related to the investors in its funds. As of June 30, 2014, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At June 30, 2014 and December 31, 2013, $500.0 million and $750.0 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
The tables below present the financial data for Apollo’s reportable segments further separated between the management business and incentive business as of June 30, 2014 and 2013, and for the three and six months ended June 30, 2014 and 2013, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income and profit sharing expense.
During the fourth quarter of 2013, certain reclassifications were made to prior period financial data within salary, bonus and benefits and profit sharing expense to conform to the current presentation. The impact of these reclassifications on management business ENI and incentive business ENI is reflected in the table below for Apollo’s three reportable segments for the three and six months ended June 30, 2013.

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended June 30, 2013	$4,861	$(4,432)	$(429)

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Six Months Ended June 30, 2013	$9,899	$(8,951)	$(948)

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended June 30, 2013	$(5,976)	$5,392	$584

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Six Months Ended June 30, 2013	$(9,540)	$8,611	$929

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

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and (v) non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2014:

	As of and for the Three Months Ended June 30, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$5,178	$55,609	$—	$60,787
Management fees from affiliates	82,045	134,605	12,208	228,858
Carried interest income from affiliates	187,709	96,909	4,986	289,604
Total Revenues	274,932	287,123	17,194	579,249
Expenses	170,107	143,056	16,812	329,975
Other Income	14,346	3,355	3,211	20,912
Non-Controlling Interests	—	(3,124)	—	(3,124)
Economic Net Income	$119,171	$144,298	$3,593	$267,062
Total Assets	$2,689,643	$2,251,624	$195,452	$5,136,719

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended June 30, 2014:

	As of and for the Three Months Ended June 30, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$579,249		$(7,097)	(1)	$572,152
Expenses	329,975		24,394	(2)	354,369
Other income	20,912		48,644	(3)	69,556
Non-Controlling Interests	(3,124)		(177,510)		(180,634)
Economic Net Income	$267,062	(5)	N/A		N/A
Total Assets	$5,136,719		$17,310,672	(6)	$22,447,391

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement. Includes non-cash expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

(3)	Results from the following:

For the Three Months Ended June 30, 2014
Net loss from investment activities	$(354)
Net gains from investment activities of consolidated variable interest entities	43,425
Gain from equity method investments(4)	4,835
Other Income, net	738
Total Consolidation Adjustments	$48,644

(4)	Includes $1,785 reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2014
Economic Net Income	$267,062
Income tax provision	(35,037)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(151,995)
Non-cash charges related to equity-based compensation(7)	233
Amortization of intangible assets	(8,595)
Net Income Attributable to Apollo Global Management, LLC	$71,668

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2014:

	For the Three Months Ended June 30, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$5,178	$—	$5,178	$55,609	$—	$55,609
Management fees from affiliates	82,045	—	82,045	134,605	—	134,605
Carried interest income from affiliates:
Unrealized (losses) gains	—	(10,394)	(10,394)	—	47,174	47,174
Realized gains	—	198,103	198,103	10,009	39,726	49,735
Total Revenues	87,223	187,709	274,932	200,223	86,900	287,123
Compensation and benefits(1)	33,670	115,894	149,564	61,303	42,069	103,372
Other expenses(2)	20,543	—	20,543	39,684	—	39,684
Total Expenses	54,213	115,894	170,107	100,987	42,069	143,056
Other Income	927	13,419	14,346	3,164	191	3,355
Non-Controlling Interests	—	—	—	(3,124)	—	(3,124)
Economic Net Income	$33,937	$85,234	$119,171	$99,276	$45,022	$144,298

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended June 30, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$—	$—	$—
Management fees from affiliates	12,208	—	12,208
Carried interest income from affiliates:
Unrealized gains	—	988	988
Realized gains	—	3,998	3,998
Total Revenues	12,208	4,986	17,194
Compensation and benefits(1)	8,441	2,817	11,258
Other expenses(2)	5,554	—	5,554
Total Expenses	13,995	2,817	16,812
Other Income	135	3,076	3,211
Economic Net (Loss) Income	$(1,652)	$5,245	$3,593

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$41,663	$22,148	$1,273	$65,084
Management fees from affiliates	65,684	90,387	13,206	169,277
Carried interest income (loss) from affiliates	228,590	53,314	(6,281)	275,623
Total Revenues	335,937	165,849	8,198	509,984
Expenses	173,311	100,063	10,960	284,334
Other Income	13,042	4,885	1,074	19,001
Non-Controlling Interests	—	(3,254)	—	(3,254)
Economic Net Income (Loss)	$175,668	$67,417	$(1,688)	$241,397
Total Assets	$2,796,517	$2,007,122	$150,850	$4,954,489

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the three months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$509,984		$(12,723)	(1)	$497,261
Expenses	284,334		38,453	(2)	322,787
Other income (loss)	19,001		(27,166)	(3)	(8,165)
Non-Controlling Interests	(3,254)		(86,179)		(89,433)
Economic Net Income	$241,397	(5)	N/A		N/A
Total Assets	$4,954,489		$15,665,535	(6)	$20,620,024

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets. Includes non-cash expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

(3)	Results from the following:

For the Three Months Ended June 30, 2013
Net gains from investment activities	$6,868
Net losses from investment activities of consolidated variable interest entities	(35,198)
Gain from equity method investments(4)	742
Interest	422
Total Consolidation Adjustments	$(27,166)

(4)	Includes $(1,055) reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2013
Economic Net Income	$241,397
Income tax provision	(18,139)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(126,483)
Non-cash charges related to equity-based compensation(7)	(26,736)
Amortization of intangible assets	(11,302)
Net Income Attributable to Apollo Global Management, LLC	$58,737

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$41,663	$—	$41,663	$22,148	$—	$22,148
Management fees from affiliates	65,684	—	65,684	90,387	—	90,387
Carried interest income from affiliates:
Unrealized losses	—	(509,667)	(509,667)	—	(58,843)	(58,843)
Realized gains	—	738,257	738,257	10,029	102,128	112,157
Total Revenues	107,347	228,590	335,937	122,564	43,285	165,849
Compensation and benefits(1)	33,216	113,322	146,538	43,425	18,385	61,810
Other expenses(2)	26,773	—	26,773	38,253	—	38,253
Total Expenses	59,989	113,322	173,311	81,678	18,385	100,063
Other Income	872	12,170	13,042	4,072	813	4,885
Non-Controlling Interests	—	—	—	(3,254)	—	(3,254)
Economic Net Income	$48,230	$127,438	$175,668	$41,704	$25,713	$67,417

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended June 30, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$1,273	$—	$1,273
Management fees from affiliates	13,206	—	13,206
Carried interest income (loss) from affiliates:
Unrealized losses	—	(6,439)	(6,439)
Realized gains	—	158	158
Total Revenues	14,479	(6,281)	8,198
Compensation and benefits(1)	9,394	(4,464)	4,930
Other expenses(2)	6,030	—	6,030
Total Expenses	15,424	(4,464)	10,960
Other Income	255	819	1,074
Economic Net Loss	$(690)	$(998)	$(1,688)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2014:

	As of and for the Six Months Ended June 30, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$42,814	$133,089	$949	$176,852
Management fees from affiliates	161,466	266,234	24,988	452,688
Carried interest income from affiliates	290,960	163,261	4,642	458,863
Total Revenues	495,240	562,584	30,579	1,088,403
Expenses	301,591	296,932	34,893	633,416
Other Income	36,439	46,892	4,375	87,706
Non-Controlling Interests	—	(6,380)	—	(6,380)
Economic Net Income	$230,088	$306,164	$61	$536,313
Total Assets	$2,689,643	$2,251,624	$195,452	$5,136,719
The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the six months ended June 30, 2014:

	As of and for the Six Months Ended June 30, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,088,403		$(24,851)	(1)	$1,063,552
Expenses	633,416		35,072	(2)	668,488
Other income	87,706		296,762	(3)	384,468
Non-Controlling Interests	(6,380)		(561,729)		(568,109)
Economic Net Income	$536,313	(5)	N/A		N/A
Total Assets	$5,136,719		$17,310,672	(6)	$22,447,391

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement. Includes non-cash expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

(3)	Results from the following:

For the Six Months Ended June 30, 2014
Net gains from investment activities	$205,041
Net gains from investment activities of consolidated variable interest entities	91,160
Loss from equity method investments(4)	(550)
Other Income, net	1,111
Total Consolidation Adjustments	$296,762

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(4)	Includes $2,113 reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2014
Economic Net Income	$536,313
Income tax provision	(67,586)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(307,095)
Non-cash charges related to equity-based compensation(7)	(90)
Amortization of intangible assets	(17,705)
Net Income Attributable to Apollo Global Management, LLC	$143,837

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2014:

	For the Six Months Ended June 30, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$42,814	$—	$42,814	$133,089	$—	$133,089
Management fees from affiliates	161,466	—	161,466	266,234	—	266,234
Carried interest income (loss) from affiliates:
Unrealized (losses) gains	—	(303,983)	(303,983)	—	39,276	39,276
Realized gains	—	594,943	594,943	18,473	105,512	123,985
Total Revenues	204,280	290,960	495,240	417,796	144,788	562,584
Compensation and benefits(1)	80,388	181,989	262,377	140,298	80,535	220,833
Other expenses(2)	39,214	—	39,214	76,099	—	76,099
Total Expenses	119,602	181,989	301,591	216,397	80,535	296,932
Other Income	2,621	33,818	36,439	7,499	39,393	46,892
Non-Controlling Interests	—	—	—	(6,380)	—	(6,380)
Economic Net Income	$87,299	$142,789	$230,088	$202,518	$103,646	$306,164

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$949	$—	$949
Management fees from affiliates	24,988	—	24,988
Carried interest income from affiliates:
Unrealized gains	—	644	644
Realized gains	—	3,998	3,998
Total Revenues	25,937	4,642	30,579
Compensation and benefits(1)	21,396	2,215	23,611
Other expenses(2)	11,282	—	11,282
Total Expenses	32,678	2,215	34,893
Other Income	552	3,823	4,375
Economic Net (Loss) Income	$(6,189)	$6,250	$61

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.
The following table presents the financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$66,280	$43,825	$2,398	$112,503
Management fees from affiliates	131,956	174,751	26,797	333,504
Carried interest income (loss) from affiliates	1,219,583	187,089	(5,329)	1,401,343
Total Revenues	1,417,819	405,665	23,866	1,847,350
Expenses	618,846	219,085	28,441	866,372
Other Income	37,225	20,302	2,088	59,615
Non-Controlling Interests	—	(6,718)	—	(6,718)
Economic Net Income (Loss)	$836,198	$200,164	$(2,487)	$1,033,875
Total Assets	$2,796,517	$2,007,122	$150,850	$4,954,489

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,847,350		$(41,016)	(1)	$1,806,334
Expenses	866,372		79,017	(2)	945,389
Other income	59,615		64,393	(3)	124,008
Non-Controlling Interests	(6,718)		(633,802)		(640,520)
Economic Net Income	$1,033,875	(5)	N/A		N/A
Total Assets	$4,954,489		$15,665,535	(6)	$20,620,024

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and expenses related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units and amortization of intangible assets. Includes non-cash expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

(3)	Results from the following:

For the Six Months Ended June 30, 2013
Net gains from investment activities	$54,971
Net gains from investment activities of consolidated variable interest entities	12,663
Loss from equity method investments(4)	(827)
Interest	860
Other losses, net	(3,274)
Total Consolidation Adjustments	$64,393

(4)	Includes $(1,427) reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2013
Economic Net Income	$1,033,875
Income tax provision	(36,718)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(611,729)
Non-cash charges related to equity-based compensation(7)	(54,666)
Amortization of intangible assets	(23,047)
Net Income Attributable to Apollo Global Management, LLC	$307,715

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$66,280	$—	$66,280	$43,825	$—	$43,825
Management fees from affiliates	131,956	—	131,956	174,751	—	174,751
Carried interest income from affiliates:
Unrealized gains(1)	—	187,947	187,947	—	14,404	14,404
Realized gains	—	1,031,636	1,031,636	19,080	153,605	172,685
Total Revenues	198,236	1,219,583	1,417,819	237,656	168,009	405,665
Compensation and benefits(2)	68,963	501,143	570,106	88,781	53,728	142,509
Other expenses(3)	48,740	—	48,740	76,576	—	76,576
Total Expenses	117,703	501,143	618,846	165,357	53,728	219,085
Other Income	2,504	34,721	37,225	8,527	11,775	20,302
Non-Controlling Interests	—	—	—	(6,718)	—	(6,718)
Economic Net Income	$83,037	$753,161	$836,198	$74,108	$126,056	$200,164

(1)
Included in unrealized carried interest income from affiliates for the six months ended June 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(2)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(3)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$2,398	$—	$2,398
Management fees from affiliates	26,797	—	26,797
Carried interest income (loss) from affiliates:
Unrealized losses	—	(5,841)	(5,841)
Realized gains	—	512	512
Total Revenues	29,195	(5,329)	23,866
Compensation and benefits(1)	19,043	(4,008)	15,035
Other expenses(2)	13,406	—	13,406
Total Expenses	32,449	(4,008)	28,441
Other Income	1,393	695	2,088
Economic Net Loss	$(1,861)	$(626)	$(2,487)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

16. SUBSEQUENT EVENTS
On July 8, 2014, the Company issued 475,170 Class A shares in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 41.2% to 41.3%.
On August 6, 2014, the Company declared a cash distribution of $0.46 per Class A share, which will be paid on August 29, 2014 to holders of record on August 22, 2014.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	June 30, 2014
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIE's	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,093,657	$—	$—	$1,093,657
Cash and cash equivalents held at consolidated funds	—	1,989	—	1,989
Restricted cash	7,646	—	—	7,646
Investments	797,350	2,177,635	(92,302)	2,882,683
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,189,378	—	1,189,378
Investments, at fair value	—	13,692,895	(723)	13,692,172
Other assets	—	446,397	(692)	445,705
Carried interest receivable	2,049,841	—	(61,768)	1,988,073
Due from affiliates	254,590	—	(6,793)	247,797
Fixed assets, net	37,781	—	—	37,781
Deferred tax assets	665,120	—	—	665,120
Other assets	64,660	4,265	—	68,925
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	77,222	—	—	77,222
Total Assets	$5,136,719	$17,512,559	$(201,887)	$22,447,391
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$60,284	$1,075	$—	$61,359
Accrued compensation and benefits	85,409	—	—	85,409
Deferred revenue	272,727	—	—	272,727
Due to affiliates	572,737	1,535	—	574,272
Profit sharing payable	963,922	—	—	963,922
Debt	999,008	—	—	999,008
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	12,179,627	(615)	12,179,012
Other liabilities	—	607,104	37	607,141
Due to affiliates	—	69,291	(69,291)	—
Other liabilities	31,581	5,782	—	37,363
Total Liabilities	2,985,668	12,864,414	(69,869)	15,780,213

Shareholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,414,886	—	(1,771)	2,413,115
Accumulated deficit	(1,458,376)	2,176,198	(2,143,066)	(1,425,244)
Appropriated partners' capital	—	1,444,780	(39,716)	1,405,064
Accumulated other comprehensive income (loss)	37,841	—	(38,793)	(952)
Total Apollo Global Management, LLC shareholders' equity	994,351	3,620,978	(2,223,346)	2,391,983
Non-Controlling Interests in consolidated entities	15,978	1,027,167	2,091,328	3,134,473
Non-Controlling Interests in Apollo Operating Group	1,140,722	—	—	1,140,722
Total Shareholders' Equity	2,151,051	4,648,145	(132,018)	6,667,178
Total Liabilities and Shareholders' Equity	$5,136,719	$17,512,559	$(201,887)	$22,447,391

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2013
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIE's	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,078,120	$—	$—	$1,078,120
Cash and cash equivalents held at consolidated funds	—	1,417	—	1,417
Restricted cash	9,199	—	—	9,199
Investments	509,712	1,971,654	(87,483)	2,393,883
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,095,170	—	1,095,170
Investments, at fair value	—	14,127,480	(1,118)	14,126,362
Other assets	—	280,718	—	280,718
Carried interest receivable	2,366,766	—	(79,691)	2,287,075
Due from affiliates	323,177	—	(5,930)	317,247
Fixed assets, net	40,251	—	—	40,251
Deferred tax assets	660,199	—	—	660,199
Other assets	42,333	1,837	—	44,170
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	94,927	—	—	94,927
Total Assets	$5,213,536	$17,478,276	$(213,831)	$22,477,981
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$37,880	$279	$—	$38,159
Accrued compensation and benefits	41,711	—	—	41,711
Deferred revenue	279,479	—	—	279,479
Due to affiliates	594,518	853	—	595,371
Profit sharing payable	992,240	—	—	992,240
Debt	750,000	—	—	750,000
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	12,424,839	(877)	12,423,962
Other liabilities	—	609,413	(4,350)	605,063
Due to affiliates	—	81,272	(81,272)	—
Other liabilities	60,647	2,627	—	63,274
Total Liabilities	2,756,475	13,119,283	(86,499)	15,789,259

Shareholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,624,113	—	469	2,624,582
Accumulated deficit	(1,587,536)	1,971,682	(1,952,633)	(1,568,487)
Appropriated partners' capital	—	1,620,928	(39,849)	1,581,079
Accumulated other comprehensive income (loss)	33,774	—	(33,679)	95
Total Apollo Global Management, LLC shareholders' equity	1,070,351	3,592,610	(2,025,692)	2,637,269
Non-Controlling Interests in consolidated entities	4,987	766,383	1,898,360	2,669,730
Non-Controlling Interests in Apollo Operating Group	1,381,723	—	—	1,381,723
Total Shareholders' Equity	2,457,061	4,358,993	(127,332)	6,688,722
Total Liabilities and Shareholders' Equity	$5,213,536	$17,478,276	$(213,831)	$22,477,981

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014 (the "2013 Annual Report"). The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 24 years and lead a team of 790 employees, including 303 investment professionals, as of June 30, 2014.
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
As of June 30, 2014, approximately 96% of our total AUM was in funds with a contractual life at inception of seven years or more, and 7% of our total AUM was in permanent capital vehicles with unlimited duration.
As of June 30, 2014, we had total AUM of $167.5 billion across all of our businesses. On December 31, 2013, Apollo Investment Fund VIII, L.P. ("Fund VIII") held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of June 30, 2014, Fund VIII had $17.6 billion of uncalled commitments remaining. Additionally, Apollo Investment Fund VII, L.P. ("Fund VII") held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2014, Fund VII had $3.3 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through June 30, 2014. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

Holding Company Structure
The diagram below depicts our current organizational structure:
Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 28.70% of the Class A shares outstanding and 11.86% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 33.41% of the total voting power of our shares entitled to vote and 29.45% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 66.59% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 51.98% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 58.69% of the limited partner interests in each Apollo Operating Group entity ("AOG Units"). The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 51.98% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 6.71% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 41.31% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment
As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Fluctuations in equity prices, which may be volatile, can significantly impact the valuation of our funds' portfolio companies and related income we may recognize. In the U.S., the S&P 500 Index rose 4.7% in the second quarter of 2014, following a 1.3% rise in the first quarter of 2014. Outside the U.S., world equity markets also appreciated in the second quarter of 2014. The MSCI All Country World ex USA Index was up 4.0% in the second quarter of 2014 following a 0.1% decline in the first quarter of 2014. Importantly, we believe that the generally positive momentum in the equity markets overall has been accommodative for continued equity capital markets activity, including IPOs and secondary offerings of the portfolio companies within our funds.
Conditions in the credit markets also have a significant impact on our business. Credit indices continued to rise in the second quarter of 2014, with the BofAML HY Master II Index up 2.6% and the S&P/LSTA Leveraged Loan Index up 1.4%. Benchmark interest rates declined during the second quarter of 2014 with the U.S. 10-year Treasury down approximately 20 basis points to 2.5%, due to increased geopolitical risk as well as unattractive comparative yields elsewhere partially driven by aggressive policy prescriptions by the European Central Bank.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported that real GDP increased at an annual rate of 4.0% in the second quarter of 2014, an improvement over the 2.1% decrease in the first quarter of 2014 which was driven by lower levels of activity resulting from the country's unusually harsh winter weather. As of July 2014, The International Monetary Fund estimated that the U.S. economy will expand by 1.7% in 2014, slightly lower than the 1.9% growth in 2013, in part due to the aforementioned contraction in the first quarter of 2014. Additionally, the U.S. unemployment rate continued to decline and stood at 6.1% as of June 30, 2014, compared to 6.7% as of March 31, 2014. The decline versus the prior quarter end was partially attributable to a further drop in the labor force participation rate.
Amid the generally favorable backdrop of elevated asset prices and positive equity market momentum, Apollo continued to generate realizations for fund investors, albeit at a slower pace versus the prior quarter. Apollo returned $1.7 billion and $18.1 billion of capital and realized gains to the limited partners of the funds it manages during the second quarter of 2014 and for the past 12 months ended June 30, 2014, respectively. Apollo reported $4.5 billion and $20.1 billion of new capital raised during the second quarter of 2014 and over past 12 months, respectively. Apollo’s fundraising activities for the quarter included a $2.5 billion to recognize AUM from co-investment vehicles that was not previously included within AUM. Aside from that adjustment, in general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low rate environment.
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
Economic Net Income (Loss)
Economic Net Income (Loss) ("ENI") is a measure of profitability and does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of non-cash charges related to restricted share units ("RSUs") granted in connection with the 2007 private placement and amortization of AOG Units, income tax expense, amortization of intangibles associated with the reorganization of the Company's predecessor businesses on July 13, 2007 (the "2007 Reorganization") as well as acquisitions, Non-Controlling Interests (excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies) and non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.
During the fourth quarter of 2013, certain reclassifications were made to prior period financial data within salary, bonus and benefits and profit sharing expense to conform to the current presentation. The impact of these reclassifications on management business ENI and incentive business ENI is reflected in the table below for Apollo’s three reportable segments for the three and six months ended June 30, 2013.

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended June 30, 2013	$4,861	$(4,432)	$(429)

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Six Months Ended June 30, 2013	$9,899	$(8,951)	$(948)

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended June 30, 2013	$(5,976)	$5,392	$584

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Six Months Ended June 30, 2013	$(9,540)	$8,611	$929

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

(iv)
Non-Controlling Interests, excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies, which is expected to be a recurring item and represents the aggregate of the income or loss that is not owned by the Company; and

(v)	non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company.
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
Assets Under Management
Assets Under Management, or AUM, refers to the assets we manage for the funds, partnerships and accounts to which we provide investment management services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:

(i)
the fair value of the investments of the private equity funds, partnerships and accounts we manage plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

(ii)
the net asset value ("NAV") of the credit funds, partnerships and accounts for which we provide investment management services, other than certain CLOs and CDOs, which have a fee generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

(iii)
the gross asset value or net asset value of the real estate funds, partnerships and accounts we manage, and the structured portfolio company investments of the funds, partnerships and accounts we manage, which includes the leverage used by such structured portfolio company investments;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets we manage; and

(v)
the fair value of any other assets that we manage for the funds, partnerships and accounts to which we provide investment management services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.

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
We use AUM as a performance measure of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.

Assets Under Management—Fee-Generating/Non-Fee Generating
Fee-generating AUM consists of assets we manage for the funds, partnerships and accounts to which we provide investment management services and on which we earn management fees or monitoring fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts we manage. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the investments of the funds, partnerships and accounts we manage, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in fee-generating AUM.
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
Carry Eligible AUM refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry Eligible AUM, which consists of the following:

(i)
Carry Generating AUM refers to funds' invested capital that is currently above its hurdle rate or preferred return, and the funds' profit is allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements.

(i)	AUM Not Currently Generating Carry refers to funds' invested capital that is currently below its hurdle rate or preferred return.

(i)
Uninvested Carry Eligible AUM refers to available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that are not currently part of the NAV or fair value of investments that may eventually produce carried interest income, which would be allocated to the general partner.

AUM with Future Management Fee Potential refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
We use non-fee generating AUM combined with fee-generating AUM as a performance measure of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-fee generating AUM includes assets on which we could earn carried interest income.
The table below presents fee-generating and non-fee generating AUM by segment as of June 30, 2014 and 2013 and December 31, 2013. Changes in market conditions and additional funds raised have had significant impacts to Apollo's AUM:

	As of June 30,				As of December 31,
	2014		2013		2013
	(in millions)
Total Assets Under Management	$167,496	(1)	$113,116	(1)	$161,177	(1)
Fee-generating	130,329		79,290		128,368
Non-fee generating	37,167	(1)	33,826	(1)	32,809	(1)

Private Equity	51,585		40,213		49,908
Fee-generating	33,554		26,014		34,173
Non-fee generating	18,031		14,199		15,735

Credit	105,725		62,212		100,886
Fee-generating	90,780		47,507		88,249
Non-fee generating	14,945		14,705		12,637

Real Estate	9,056		9,473		9,289
Fee-generating	5,995		5,769		5,946
Non-fee generating	3,061		3,704		3,343

(1)
As of June 30, 2014 and 2013 and December 31, 2013, includes $1.1 billion, $1.2 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

The table below sets forth AUM with the potential to earn management fees in the future, which is a component of Non-Fee Generating AUM, as of June 30, 2014 and 2013 and December 31, 2013.

	As of June 30,				As of December 31,
	2014		2013		2013
	(in millions)
Private Equity	$2,060		$7,778		$4,225
Credit	3,471		2,711		3,312
Real Estate	414		660		640
Total AUM with Future Management Fee Potential	$7,026	(1)	$12,368	(1)	$9,246	(1)

(1)
As of June 30, 2014 and 2013 and December 31, 2013, includes $1.1 billion, $1.2 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

The following table presents Carry Eligible AUM and Carry Generating AUM for each of Apollo's three segments as of June 30, 2014 and 2013 and December 31, 2013:

	Carry Eligible AUM			Carry Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Private equity	$44,543	$32,131	$45,050	$24,381	$25,332	$24,791
Credit	38,234	33,979	34,580	28,036	24,164	23,539
Real estate	2,525	3,166	3,041	821	573	941
Total(1)(2)	$86,412	$70,498	$83,729	$53,238	$50,069	$49,271

(1)
As of June 30, 2014 and 2013 and December 31, 2013, includes $1.1 billion, $1.2 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)	As of June 30, 2014 and 2013 and December 31, 2013, includes $27.7 billion, $12.6 billion and $28.7 billion of Uninvested Carry Eligible
AUM, respectively, and $5.4 billion, $7.8 billion and $5.8 billion of AUM Not Currently Generating Carry, respectively.

Fee-Generating AUM
During the three months ended June 30, 2014, our total fee-generating AUM increased primarily due to subscriptions and increases in leverage and was partially offset by distributions, unrealized losses and net movements between fee-generating and non-fee generating AUM. The fee-generating AUM of our private equity funds decreased primarily due to distributions and net movements between fee-generating and non-fee generating AUM which was offset primarily by subscriptions. The fee-generating AUM of our credit funds increased during the three months ended June 30, 2014 primarily due to increases in leverage and subscriptions, and offset by distributions and net segment transfers. The fee-generating AUM of our real estate segment increased primarily due to net segment transfers and subscriptions offset by distributions.
When the fair value of an investment exceeds invested capital, we are normally entitled to carried interest income on the difference between the fair value once realized and invested capital after also considering certain expenses and preferred return amounts, as specified in the respective partnership agreements; however, we generally do not earn management fees on such excess.
With respect to our private equity funds and certain of our credit and real estate funds, we charge management fees on the amount of committed or invested capital and we generally are entitled to realized carried interest on the realized gains on the disposition of such funds’ investments. Certain funds may have current fair values below invested capital; however, the management fee would still be computed on the invested capital for such funds. With respect to ARI and AMTG, we receive management fees on stockholders' equity as defined in the applicable management agreement. In addition, our fee-generating AUM reflects leverage vehicles that generate monitoring fees on value in excess of fund commitments. As of June 30, 2014, our total fee-generating AUM is comprised of approximately 98% of assets that earn management fees and the remaining balance of assets earn monitoring fees.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of June 30, 2014 and 2013 and December 31, 2013 are presented below:

	As of June 30, 2014
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$20,074		$6,552	$113	$26,739
Fee-generating AUM based on invested capital	11,115		2,148	3,800	17,063
Fee-generating AUM based on gross/adjusted assets	704		73,965	1,847	76,516
Fee-generating AUM based on leverage	1,613		757	—	2,370
Fee-generating AUM based on NAV	48		7,358	235	7,641
Total Fee-Generating AUM	$33,554	(1)	$90,780	$5,995	$130,329

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2014 was 71 months.

	As of June 30, 2013
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$16,052		$5,053	$159	$21,264
Fee-generating AUM based on invested capital	6,491		2,499	3,554	12,544
Fee-generating AUM based on gross/adjusted assets	646		31,351	1,789	33,786
Fee-generating AUM based on leverage	2,825		2,128	—	4,953
Fee-generating AUM based on NAV	—		6,476	267	6,743
Total Fee-Generating AUM	$26,014	(1)	$47,507	$5,769	$79,290

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2013 was 69 months.

	As of December 31, 2013
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$19,630		$5,834	$156	$25,620
Fee-generating AUM based on invested capital	11,923		1,649	3,753	17,325
Fee-generating AUM based on gross/adjusted assets	925		72,202	1,769	74,896
Fee-generating AUM based on leverage	1,695		1,587	—	3,282
Fee-generating AUM based on NAV	—		6,977	268	7,245
Total Fee-Generating AUM	$34,173	(1)	$88,249	$5,946	$128,368

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2013 was 75 months.

The following table presents total AUM and fee-generating AUM amounts for our private equity segment by strategy:

	Total AUM				Fee-Generating AUM
	As of June 30,			As of December 31,	As of June 30,			As of December 31,
	2014	2013		2013	2014	2013		2013
	(in millions)
Traditional Private Equity Funds	$44,852	$37,555	(1)	$45,872	$30,195	$23,572	(1)	$31,094
Natural Resources	1,414	1,293		1,367	1,295	1,295		1,295
Other(2)	5,319	1,365	(1)	2,669	2,064	1,147	(1)	1,784
Total	$51,585	$40,213		$49,908	$33,554	$26,014		$34,173

(1)	Reclassified to conform with current presentation.

(2)
Includes co-investments contributed to Athene Holding Ltd. ("Athene Holding") and its subsidiaries (together with Athene Holding, "Athene") by AAA, through its investment in AAA Investments, as part of the AAA Transaction as discussed in note 3 to the condensed consolidated financial statements.

The following table presents total AUM and fee-generating AUM amounts for our credit segment by strategy:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Athene(1)	$50,569	$25,363	$50,345	$50,569	$19,413	$50,345
U.S. Performing Credit	24,776	12,544	22,177	19,275	8,235	17,510
Structured Credit	12,361	9,084	12,779	8,578	9,084	9,362
Opportunistic Credit	8,630	6,502	7,068	5,813	4,507	4,763
Non-Performing Loans	5,720	6,307	5,688	4,154	4,431	4,330
European Credit	3,669	2,412	2,829	2,391	1,837	1,939
Total	$105,725	$62,212	$100,886	$90,780	$47,507	$88,249

(1)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.
The following table presents total AUM and fee-generating AUM amounts for our real estate segment by strategy:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Debt	$5,704	$5,784	$5,731	$4,162	$3,519	$3,701
Equity	3,352	3,689	3,558	1,833	2,250	2,245
Total	$9,056	$9,473	$9,289	$5,995	$5,769	$5,946

The following tables summarize changes in total AUM for each of Apollo's three segments for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	(in millions)
Change in Total AUM:
Beginning of Period	$159,326	(1)	$114,269	(1)	$161,177	(1)	$113,379	(1)
Income	1,580		2,277		3,395		6,334
Subscriptions/Capital raised	4,517	(2)	6,926		6,060	(2)	8,126
Distributions	(1,722)	(3)	(7,186)		(6,091)	(3)	(10,582)
Redemptions	(147)		(665)		(320)		(1,018)
Leverage/Other(4)	3,942		(2,505)		3,275		(3,123)
End of Period	$167,496	(1)	$113,116	(1)	$167,496	(1)	$113,116	(1)
Change in Private Equity AUM:
Beginning of Period	$48,086		$39,205		$49,908		$37,832
Income	1,200		1,233		1,588		4,515
Subscriptions/Capital raised	2,496	(2)	5,834		2,820	(2)	5,838
Distributions	(735)	(3)	(5,669)		(3,757)	(3)	(7,571)
Redemptions	—		(19)		—		(19)
Net segment transfers	(11)		850		(11)		1,062
Leverage	549		(1,221)		1,037		(1,444)
End of Period	$51,585		$40,213		$51,585		$40,213
Change in Credit AUM:
Beginning of Period	$101,228		$63,535		$100,886		$64,406
Income	162		1,165		1,484		1,896
Subscriptions/Capital raised	1,807	(2)	627		2,799	(2)	1,300
Distributions	(516)		(1,285)		(1,458)		(2,641)
Redemptions	(13)		(356)		(186)		(709)
Net segment transfers	(272)		(256)		(498)		(495)
Leverage/Other(4)	3,329		(1,218)		2,698		(1,545)
End of Period	$105,725		$62,212		$105,725		$62,212
Change in Real Estate AUM:
Beginning of Period	$8,899		$9,412		$9,289		$8,800
Income (loss)	202		(125)		288		(81)
Subscriptions/Capital raised	214		465		441		988
Distributions	(471)		(232)		(876)		(370)
Redemptions(5)	(134)		(290)		(134)		(290)
Net segment transfers	283		309		509		560
Leverage	63		(66)		(461)		(134)
End of Period	$9,056		$9,473		$9,056		$9,473

(1)
As of June 30, 2014 and 2013, March 31, 2014 and 2013, and December 31, 2013 and 2012 includes $1.1 billion, $1.2 billion, $1.1 billion, $2.1 billion, $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)	For the three and six months ended June 30, 2014, includes $2.5 billion of AUM from co-investment vehicles that was raised in prior periods.

(3)
During the three months ended June 30, 2014, an additional $0.5 billion of cash was received and distributed in connection with two dispositions of fund related investments. This cash was included within distributions for the first quarter of 2014.

(4)	Represents changes in used and available leverage, and includes the changes in NAV on AUM managed by Athene Asset Management that is not sub-advised by Apollo.

(5)	Represents release of unfunded commitments primarily related to two legacy Citi Property Investors ("CPI") real estate funds that were past their investment periods.

The following tables summarize changes in total fee-generating AUM and fee-generating AUM for each of Apollo's three segments for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$128,537	$81,633	$128,368	$81,934
(Loss) Income	(111)	2,917	786	3,090
Subscriptions/Capital raised	889	1,084	2,183	2,163
Distributions	(1,110)	(4,298)	(2,573)	(5,209)
Redemptions	(9)	(340)	(163)	(710)
Net movements between Fee-Generating and Non-Fee Generating	(629)	256	(481)	421
Leverage/Other(1)	2,762	(1,962)	2,209	(2,399)
End of Period	$130,329	$79,290	$130,329	$79,290
Change in Private Equity Fee-Generating AUM:
Beginning of Period	$34,207	$27,868	$34,173	$27,932
(Loss) Income	(44)	2,070	(46)	2,131
Subscriptions/Capital raised	131	39	455	43
Distributions	(176)	(3,201)	(480)	(3,295)
Redemptions	—	(19)	—	(19)
Net segment transfers	(11)	—	(11)	196
Net movements between Fee-Generating and Non-Fee Generating	(508)	(193)	(465)	(190)
Leverage	(45)	(550)	(72)	(784)
End of Period	$33,554	$26,014	$33,554	$26,014
Change in Credit Fee-Generating AUM:
Beginning of Period	$88,404	$48,488	$88,249	$49,518
(Loss) Income	(139)	923	746	985
Subscriptions/Capital raised	575	572	1,392	1,204
Distributions	(484)	(879)	(1,228)	(1,629)
Redemptions	(9)	(321)	(163)	(691)
Net segment transfers	(272)	(259)	(498)	(706)
Net movements between Fee-Generating and Non-Fee Generating	(102)	395	1	441
Leverage/Other(1)	2,807	(1,412)	2,281	(1,615)
End of Period	$90,780	$47,507	$90,780	$47,507
Change in Real Estate Fee-Generating AUM:
Beginning of Period	$5,926	$5,277	$5,946	$4,484
Income (Loss)	72	(76)	86	(26)
Subscriptions/Capital raised	183	473	336	916
Distributions	(450)	(218)	(865)	(285)
Net segment transfers	283	259	509	510
Net movements between Fee-Generating and Non-Fee Generating	(19)	54	(17)	170
End of Period	$5,995	$5,769	$5,995	$5,769

(1)	Represents changes in used and available leverage, and includes the changes in NAV on AUM managed by Athene Asset Management that is not sub-advised by Apollo.

Private Equity
During the three months ended June 30, 2014, the AUM in our private equity segment increased by $3.5 billion, or 7.3%. This increase was a result of subscriptions of $2.4 billion from co- investment vehicles that was raised in prior periods, increases in unrealized gains of $1.2 billion that was primarily attributable to Fund VII and a $0.6 billion increase in leverage from Fund VII. Offsetting this increase was distributions of $0.7 billion that was primarily attributable to Apollo Investment Fund VI, L.P. ("Fund VI").
During the three months ended June 30, 2013, the AUM in our private equity segment increased by $1.0 billion, or 2.6%. This increase was a result of subscriptions of $5.8 billion in Fund VIII and $1.2 billion of income that was primarily attributable to Fund VII. Offsetting this increase was $5.7 billion of distributions, including $2.5 billion with respect to Fund VII and $2.5 billion with respect to Fund VI.
During the six months ended June 30, 2014, the AUM in our private equity segment increased by $1.7 billion, or 3.4%. This increase was a result of subscriptions of $2.8 billion primarily attributable to co-investment vehicles that was raised in prior periods and AION Capital Partners Limited (“AION”), $1.6 billion of income that was primarily attributable to improved unrealized gains in Fund VII and $1.1 billion of leverage. Offsetting this increase were distributions of $3.8 billion, including $1.9 billion with respect to Fund VII and $1.5 billion with respect to Fund VI.
During the six months ended June 30, 2013, the AUM in our private equity segment increased by $2.4 billion, or 6.3%. This increase was a result of subscriptions of $5.8 billion in Fund VIII and $4.5 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $1.7 billion in Fund VI and $2.7 billion in Fund VII and $1.1 billion of net segment transfers. Offsetting this increase were distributions of $7.6 billion, including $3.9 billion in Fund VII and $2.9 billion with respect to Fund VI and $1.4 billion of decreased leverage.
Credit
During the three months ended June 30, 2014, AUM in our credit segment increased by $4.5 billion, or 4.4%. There were increases in leverage of $3.3 billion, subscriptions of $1.8 billion, and $0.2 billion of increased income. Included in subscriptions was $0.4 billion in Apollo Investment Europe III, L.P. ("AIE III") and $0.4 billion in Apollo Credit Opportunity Fund III, L.P. ("COF III"). These increases were offset by distributions of $0.5 billion and decreases of $0.3 billion due to redemptions and net segment transfers.
During the three months ended June 30, 2013, AUM in our credit segment decreased by $1.3 billion, or 2.1%. This decrease consisted of $1.3 billion of distributions, $1.2 billion of decreased leverage, redemptions of $0.4 billion and net segment transfers of $0.3 billion. This decrease in AUM was offset by $1.2 billion of income that was primarily attributable to improved unrealized gains across our credit funds, and additional subscriptions of $0.6 billion, primarily attributable to Apollo Investment Corporation ("AINV") and Apollo Credit Master Fund Ltd. ("ACF").
During the six months ended June 30, 2014, AUM in our credit segment increased by $4.8 billion, or 4.8%. This increase was a result of $2.7 billion of leverage, subscriptions of $2.8 billion and $1.5 billion of increased income. Included in subscriptions was $0.5 billion from Financial Credit Investment II, L.P. ("FCI II"), $0.4 billion from AIE III and $0.6 billion from COF III. These increases were offset by $1.5 billion of distributions and $0.7 billion in redemptions and net segment transfers.
During the six months ended June 30, 2013, AUM in our credit segment decreased by $2.2 billion, or 3.4%. This decrease was a result of $2.6 billion of distributions, a decrease in leverage of $1.5 billion, $0.7 billion of redemptions and $0.5 billion of net segment transfers. Offsetting this decrease was $1.9 billion of increased income and $1.3 billion of subscriptions.
Real Estate
During the three months ended June 30, 2014, AUM in our real estate segment increased by $0.2 billion, or 1.8%. This increase was the result of an increase in subscriptions of $0.2 billion in Apollo Commercial Real Estate Finance, Inc. (“ARI”), $0.2 billion of increased income and $0.2 billion in redemptions and net segment transfers. These increases were partially offset by $0.5 billion in distributions.
During the three months ended June 30, 2013, AUM in our real estate segment increased by $0.1 billion, or 0.6%, which was primarily the result of $0.5 billion of additional subscriptions and $0.3 billion of net segment transfers. These increases were partially offset by redemptions of $0.3 billion and distributions of $0.2 billion.

During the six months ended June 30, 2014, AUM in our real estate segment decreased by $0.2 billion, or 2.5%, which was primarily the result of $0.9 billion of distributions and a $0.5 billion decrease in leverage. These decreases were partially offset by $0.4 billion of additional subscriptions, $0.3 billion of increased income and $0.5 billion of net segment transfers.
During the six months ended June 30, 2013, AUM in our real estate segment increased by $0.7 billion, or 7.6%, which was primarily the result of $1.0 billion of additional subscriptions and net segment transfers of $0.6 billion. These increases were partially offset by $0.4 billion of distributions.
Dollars Invested and Uncalled Commitments
Dollars invested is the aggregate amount of capital, including capital commitments from the limited partner investors in our funds, that have been invested by our multi-year drawdown, commitment-based funds and strategic investment accounts ("SIAs") that have a defined maturity date and for funds and SIAs in our real estate debt strategy during a reporting period. Uncalled commitments, by contrast, represents unfunded capital commitments that certain of Apollo’s funds and SIAs have received from limited partners to fund future or current investments and expenses as of the reporting date. Dollars invested and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include transaction fees and incentive income to the extent fee generating. Dollars invested and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses dollars invested and uncalled commitments as key operating metrics since we believe the results measure our investment activities.
Dollars Invested
The following table summarizes by segment the dollars invested for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo's real estate debt strategy during the specified reporting periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Private equity	$413	$177	$969	$1,368
Credit	1,010	474	2,739	1,609
Real Estate (1)	882	828	1,376	1,676
Total dollars invested	$2,305	$1,479	$5,084	$4,653

(1)
Included in dollars invested is $793 million and $1,177 million for the three and six months ended June 30, 2014, respectively, and $713 million and $1,347 million for the three and six months ended June 30, 2013, respectively, for funds in Apollo's real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of June 30, 2014	As of June 30, 2013	As of December 31, 2013
	(in millions)
Private equity	$23,538	$13,026	$23,689
Credit	7,447	5,829	7,113
Real Estate	875	1,020	971
Total Uncalled Commitments(1)(2)	$32,941	$21,092	$32,852

(1)
As of June 30, 2014 and 2013 and December 31, 2013, includes $1.1 billion, $1.2 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)
As of June 30, 2014 and 2013 and December 31, 2013, $29.2 billion, $19.4 billion, and $29.5 billion, respectively, represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Apollo Investment Fund IV, L.P. ("Fund IV") has generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2014, while Apollo Investment Fund V, L.P. ("Fund V") has generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2014. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares" in the 2013 Annual Report.

Investment Record

The following table summarizes the investment record by segment of Apollo's multi-year drawdown, commitment based funds and strategic investment accounts (“SIAs”) that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of June 30, 2014, unless otherwise noted:

											As of June 30, 2014				As of December 31, 2013
	Strategy	Vintage Year	Committed Capital	Total Invested Capital	Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
Private Equity:(2)
Fund VIII	Traditional Private Equity Funds	2013	$18,377	$688	$—		$688		$688		NM	(3)	NM	(3)	NM	(3)	NM	(3)
Fund VII	Traditional Private Equity Funds	2008	14,677	15,102	21,580		11,034		32,614		39%		30%		39%		30%
Fund VI	Traditional Private Equity Funds	2006	10,136	12,457	14,045		7,495		21,540		14		11		15		12
Fund V	Traditional Private Equity Funds	2001	3,742	5,192	12,537		430		12,967		61		44		61		44
Fund IV	Traditional Private Equity Funds	1998	3,600	3,481	6,776		26		6,802		12		9		12		9
Fund III	Traditional Private Equity Funds	1995	1,500	1,499	2,695		—		2,695		18		11		18		11
Fund I, II & MIA(4)	Traditional Private Equity Funds	1990/ 1992	2,220	3,773	7,924		—		7,924		47		37		47		37
Subtotal			$54,252	$42,192	$65,557		$19,673		$85,230		39%	(5)	26%	(5)	39%	(5)	26%	(5)
AION	Other	2013	825	134	—		167		167		NM	(3)	NM	(3)	NM	(3)	NM	(3)
ANRP	Natural Resources	2012	1,323	475	25		589		614		20%		9%		18%		7%
Total Private Equity			$56,400	$42,801	$65,582		$20,429		$86,011
Credit:(6)
ACRF III (7)	Structured Credit	—	$205	$64	$—		$106		$106		NM	(3)	NM	(3)	NM	(3)	NM	(3)
COF III (7)	Opportunistic Credit	—	1,421	651	79		701		780		NM	(3)	NM	(3)	NM	(3)	NM	(3)
FCI II	Structured Credit	2013	1,555	653	5		678		683		NM	(3)	NM	(3)	NM	(3)	NM	(3)
EPF II(8)	Non-Performing Loans	2012	3,659	1,811	143		2,007		2,150		28%		10%		NM	(3)	NM	(3)
FCI	Structured Credit	2012	559	443	170		450		620		14		11		NM	(3)	NM	(3)
AEC	European Credit	2012	292	539	389		193		582		17		11		19%		12%
AIE II(8)	European Credit	2008	283	911	1,336		107		1,443		20		17		20		17
COF I	U.S. Performing Credit	2008	1,485	1,611	3,871		567		4,438		30		27		30		27
COF II	U.S. Performing Credit	2008	1,583	2,176	2,905		238		3,143		14		11		14		11
EPF I(8)	Non-Performing Loans	2007	1,773	2,330	2,466		1,169		3,635		22		17		21		16
ACLF	U.S. Performing Credit	2007	984	1,449	2,429		187		2,616		13		12		13		11
Total Credit			$13,799	$12,638	$13,793		$6,403		$20,196
Real Estate:(6)
AGRE U.S. Real Estate Fund, L.P(9)	Equity	2012	$869	$530	$283		$397		$680		17%		13%		17%		14%
AGRE Debt Fund I, LP	Debt	2011	957	954	259		838		1,097		13		12		13		11
CPI Capital Partners North America(10)	Equity	2006	600	453	350		30		380		16		11		17		13
CPI Capital Partners Asia Pacific(10)	Equity	2006	1,292	1,176	1,461		223		1,684		35		30		37		33
CPI Capital Partners Europe(8)(10)	Equity	2006	1,591	1,050	277		512		789		5		4		2		1
CPI Other(11)	Equity	Various	2,399	N/A	N/A	(11)	N/A	(11)	N/A	(11)	NM	(11)	NM	(11)	NM	(11)	NM	(11)
Total Real Estate			$7,708	$4,163	$2,630		$2,000		$4,630

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.

(2)	Amounts presented are computed based on actual timing of the funds' cash inflows and outflows .

(3)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(4)
Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. Apollo does not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III were excluded assets in connection with the 2007 reorganization. As a result, Apollo Global Management, LLC did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with Apollo's managing partners and other investment professionals.

(5)	Total IRR is calculated based on total cash flows for all funds presented.

(6)
The investment record table for the credit and real estate funds and SIAs presented is computed based on the actual dates of capital contributions, distributions and ending limited partners’ capital as of the specified date.

(7)	COF III and Apollo Structured Recovery Fund III, L.P. ("ACRF III") were launched during 2013 and 2014, respectively and have not established their vintage year.

(8)	Funds are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.36 as of June 30, 2014.

(9)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund has $154 million of co-invest commitments raised, which are included in the figures in the table above. The co-invest entity within AGRE U.S. Real Estate Fund is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.71 as of June 30, 2014..

(10)
As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to June 30, 2014 were (7)%, 7% and (7)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(11)
CPI Other consists of funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. CPI Other fund performance is a result of invested capital prior to Apollo’s management of these funds. Return and certain other performance data are therefore not considered meaningful as Apollo performs primarily an administrative role.

.
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2014:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,611	$16,741	29%
Non-Control Distressed	6,169	9,411	71
Total	11,780	26,152	49
Buyout Equity, Portfolio Company Debt and Other Credit(2)	30,412	59,078	23
Total	$42,192	$85,230	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

(2)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of our Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of June 30, 2014:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$688	$688
Total	$688	$688
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,333	$24,608
Other Credit and Classic Distressed(2)	4,769	8,006
Total	$15,102	$32,614

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,312	$17,824
Other Credit and Classic Distressed(2)	2,145	3,716
Total	$12,457	$21,540
Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,993
Classic Distressed(2)	780	974
Total	$5,192	$12,967

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII is $781 million and $12,973 million, respectively, which represents capital commitments from limited partners to invest in a particular fund less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	Classic Distressed is defined as investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary and post recessionary periods (second half of 2007 through June 30, 2014), our private equity funds have invested $30.4 billion, of which $16.6 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.1x, 7.7x and 6.6x, respectively, as of June 30, 2014. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable earnings before interest, taxes, depreciation and amortization ("EBITDA") which we believe captures the true economics of our funds' purchases of portfolio companies.

Credit
The following table summarizes the investment record for certain funds and SIAs within Apollo's credit segment with no maturity date. All amounts are as of June 30, 2014, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of June 30, 2014	Since Inception to June 30, 2014		For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013		Since Inception to December 31, 2013		For the Year Ended December 31, 2013
(in millions)
ACSF(1)	Opportunistic Credit	2011	$379	27%	(1)	5%	(1)	NM	(1)	NM	(1)	NM	(1)
SOMA(2)	Opportunistic Credit	2007	745	68		6		3%		58%		9%
ACF(1)	U.S. Performing Credit	2005	2,299	33	(1)	5	(1)	NM	(1)	NM	(1)	NM	(1)
Value Funds(3)	Opportunistic Credit	2003/2006	252	74		—		6		74		5
Totals			$3,675

(1)
As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”) and ACF. The net returns are presented in the investment record table above since acquisition on April 2, 2012. As of June 30, 2014, the net returns from inception for ACSF and ACF were 44% and 8%, respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.

(2)	Net asset value and returns are for the primary mandate and excludes Apollo Special Opportunities Managed Account, L.P.’s (“SOMA”) investments in other Apollo funds.

(3)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds, and Apollo Value Investment Master Fund, L.P., together with its feeder funds.

The following table summarizes the investment record for the publicly traded vehicles that Apollo manages by segment as of June 30, 2014:

						Total Returns(1)
	Strategy	IPO Year(2)	Raised Capital(3)	Gross Assets	Current Net Asset Value	Since Inception to June 30, 2014		For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013		Since Inception to December 31, 2013		For the Year Ended December 31, 2013
		(in millions)
Private Equity:
AAA(4)	Other	2006	$1,823	$2,148	$2,145	60%		13%		42%		41%		91%
Credit:
AIF(5)	U.S. Performing Credit	2013	276	426	288	NM	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)
AFT(5)	U.S. Performing Credit	2011	295	448	299	13		3		—		—		—
AMTG	Structured Credit	2011	791	3,895	797	29		19		(12)		8		(17)
AINV	Opportunistic Credit	2004	3,080	3,812	2,069	65		6		(3)		55		—
Real Estate:
ARI	Debt	2009	879	1,466	850	28		6		3		20		10
Totals			7,144	12,195	6,448

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commissions.

(2)
An initial public offering ("IPO") year represents the year in which the vehicle commenced trading on a national securities exchange. Apollo Tactical Income Fund Inc. ("AIF"), Apollo Senior Floating Rate Fund Inc. ("AFT"), Apollo Residential Mortgage, Inc. ("AMTG") and ARI are publicly traded vehicles traded on the New York Stock Exchange ("NYSE"). Apollo Investment Corporation ("AINV") is a public company traded on the National Association of Securities Dealers Automated Quotation. AAA is a publicly traded vehicle traded on Euronext Amsterdam.

(3)	Amounts represent raised capital net of offering and issuance costs.

(4)
AAA is the sole limited partner in AAA Investments, L.P. (“AAA Investments”). Athene was AAA Investments’ only investment as of June 30, 2014. During the second quarter of 2014, Athene Holding raised $1.218 billion of net equity commitments (the “Athene Private Placement”) primarily from third-party institutional investors, certain existing investors in Athene, and employees of Athene and its affiliates (the “Athene Private Placement”). As of June 30, 2014, AAA Investments' ownership stake in Athene was reduced as a result of the Athene Private Placement and the issuance of 3.7 million unrestricted common shares of Athene Holding Ltd. under Athene’s management equity plan resulting in an approximate 47.8% economic ownership stake (calculated as if the commitments in the Athene Private Placement closed through June 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, (ii) the conversion to common shares of AAA Investments’ note receivable from Athene, or (iii) common shares to be issued under the amended AAA services agreement or the amended Athene services agreement) and effectively 45% of the voting power of Athene.

(5)	Gross Assets presented for AFT and AIF represents total managed assets of these closed-end funds.

(6)
Returns have not been presented as the publicly traded vehicle commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

Athene and SIAs

As of June 30, 2014, Athene Asset Management, L.P. ("Athene Asset Management") had $61.0 billion of total AUM in accounts owned by or related to Athene, of which approximately $10.4 billion, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $10.4 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as collateralized loan obligation ("CLO") debt, commercial mortgage backed securities, and insurance-linked securities.

Apollo also manages CLOs within Apollo's credit segment, with such CLOs representing a total AUM of approximately $10.6 billion as of June 30, 2014. Such CLO performance information is not included in the above investment record tables.

As of June 30, 2014, Apollo managed approximately $15 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo's private equity, credit and real estate funds. The above investment record tables exclude certain funds with an aggregate AUM of approximately $6.2 billion as of June 30, 2014 because management deemed them to be immaterial.
The following table provides a summary of the cost and fair value of Apollo's funds’ investments by segment for the funds and SIAs listed in the investment record tables:

	As of June 30,			As of December 31,
	2014	2013		2013
	(in millions)
Private Equity:
Cost	$14,300	$15,807		$14,213
Fair Value	22,575	24,019		23,432
Credit:
Cost	$17,446	$14,651	(1)	$15,262	(1)
Fair Value	17,838	15,264	(1)	16,177	(1)
Real Estate:
Cost	$3,456	$3,100	(1)	$3,073	(1)
Fair Value	3,351	2,915	(1)	2,966	(1)

(1)	Prior periods have been restated to conform to the current presentation.

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
As of June 30, 2014, approximately 70% of the value of our funds' investments on a gross basis were determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 30% were determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of June 30, 2014 were 50%, 82% and 51%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” in the 2013 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo's (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo's combined segments' Incentive Business as of and for the three and six months ended June 30, 2014:

	As of June 30, 2014		For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income(Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$999.0		$216.2	$30.5	$246.7	$98.9	$289.6	$388.5
Fund VI	342.2		(184.2)	136.1	(48.1)	(359.8)	247.8	(112.0)
Fund V	41.4		(12.9)	13.3	0.4	(1.7)	23.8	22.1
Fund IV	5.3		(0.2)	—	(0.2)	(2.5)	—	(2.5)
AAA/Other(1)(2)	189.7		(29.3)	18.1	(11.2)	(38.9)	33.7	(5.2)
Total Private Equity Funds	1,577.6		(10.4)	198.0	187.6	(304.0)	594.9	290.9
Credit Funds:
U.S. Performing Credit	149.0		(9.6)	25.0	15.4	(8.5)	42.5	34.0
Opportunistic Credit	53.9		5.7	3.6	9.3	20.8	4.6	25.4
Structured Credit	58.5		(3.3)	4.0	0.7	3.7	4.0	7.7
European Credit	14.4		(3.7)	5.4	1.7	(0.5)	8.7	8.2
Non-Performing Loans	177.9		58.1	1.7	59.8	23.8	45.7	69.5
Total Credit Funds	453.7		47.2	39.7	86.9	39.3	105.5	144.8
Real Estate Funds:
CPI Funds	6.6		2.6	0.6	3.2	1.3	0.6	1.9
AGRE U.S. Real Estate Fund, L.P.	8.7		(0.9)	2.7	1.8	0.3	2.7	3.0
Other	3.2		(0.8)	0.7	(0.1)	(1.0)	0.7	(0.3)
Total Real Estate Funds	18.5		0.9	4.0	4.9	0.6	4.0	4.6
Total	$2,049.8	(3)	$37.7	$241.7	$279.4	$(264.1)	$704.4	$440.3

(1)	Includes certain SIAs.

(2)
Includes $121.3 million of carried interest receivable from AAA Investments which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding.

(3)
There was a corresponding profit sharing payable of $963.9 million as of June 30, 2014 that resulted in a net carried interest receivable on an unconsolidated basis of $1,085.9 million as of June 30, 2014. Included within profit sharing payable are contingent consideration obligations of $115.2 million.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of June 30, 2014. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the condensed consolidated statements of financial condition. As of June 30, 2014, there were no such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception for our combined segments through June 30, 2014:

	Carried Interest Income Since Inception
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (1)	Total Undistributed and Distributed by Fund and Recognized(2)	General Partner Obligation as of June 30, 2014(2)	Maximum Carried Interest Income Subject to Potential Reversal(3)
	(in millions)
Private Equity Funds:
Fund VII	$999.0	$2,239.9	$3,238.9	$—	$1,824.2
Fund VI	342.2	1,422.0	1,764.2	—	1,302.6
Fund V	41.4	1,434.0	1,475.4	—	74.9
Fund IV	5.3	597.2	602.5	—	5.2
AAA/Other	189.7	100.4	290.1	—	188.4
Total Private Equity Funds	1,577.6	5,793.5	7,371.1	—	3,395.3
Credit Funds:
U.S. Performing Credit	149.0	682.8	831.8	—	308.3
Opportunistic Credit(4)	44.2	183.7	227.9		65.7
Structured Credit	58.5	16.4	74.9		60.3
European Credit	14.4	72.8	87.2	—	79.0
Non-Performing Loans	177.9	80.3	258.2	—	222.0
Total Credit Funds	444.0	1,036.0	1,480.0	—	735.3
Real Estate Funds:
CPI Funds	6.6	5.8	12.4	—	7.2
AGRE U.S. Real Estate Fund	8.7	—	8.7	—	5.9
Other	3.2	0.7	3.9	—	3.9
Total Real Estate Funds	18.5	6.5	25.0	—	17.0
Total	$2,040.1	$6,836.0	$8,876.1	$—	$4,147.6

(1)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(2)
Amounts were computed based on the fair value of fund investments on June 30, 2014. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at June 30, 2014. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(3)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on June 30, 2014. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds' management agreement.

(4)	Amounts exclude AINV, as carried interest income from this entity is not subject to contingent repayment.
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
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA restricted depositary units ("RDUs") , or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, ARI RSUs, ARI restricted stock and AMTG RSUs have been granted to the Company and certain employees in the real estate and credit segments, which generally vest over three years. In addition, the Company grants equity awards to certain employees, including RSUs and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 11 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the 2007 AMH Credit Agreement, the 2013 AMH Credit Facilities and the 2024 Senior Notes as discussed in note 9 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.
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
Other Income (Loss), Net. Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 12 to our condensed consolidated financial statements), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 58.8% and 62.0% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of June 30, 2014 and 2013, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97.5%, and 97.3% ownership interests held by limited partners in AAA as of June 30, 2014 and 2013, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2014 and 2013. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three Months Ended June 30,		Amount Change	Percentage Change	Six Months Ended June 30,		Amount Change	Percentage Change
	2014	2013			2014	2013
					(dollars in thousands)
Revenues:
Advisory and transaction fees from affiliates, net	$60,786	$65,085	$(4,299)	(6.6)%	$176,851	$112,504	$64,347	57.2%
Management fees from affiliates	226,420	155,070	71,350	46.0	436,211	305,517	130,694	42.8
Carried interest income from affiliates	284,946	277,106	7,840	2.8	450,490	1,388,313	(937,823)	(67.6)
Total Revenues	572,152	497,261	74,891	15.1	1,063,552	1,806,334	(742,782)	(41.1)
Expenses:
Compensation and benefits:
Equity-based compensation	28,711	43,501	(14,790)	(34.0)	87,689	88,787	(1,098)	(1.2)
Salary, bonus and benefits	89,832	69,282	20,550	29.7	170,362	142,678	27,684	19.4
Profit sharing expense	160,778	127,244	33,534	26.4	264,737	550,864	(286,127)	(51.9)
Total Compensation and Benefits	279,321	240,027	39,294	16.4	522,788	782,329	(259,541)	(33.2)
Interest expense	4,524	7,594	(3,070)	(40.4)	7,638	15,112	(7,474)	(49.5)
Professional fees	20,211	21,665	(1,454)	(6.7)	39,663	37,725	1,938	5.1
General, administrative and other	25,291	26,037	(746)	(2.9)	49,969	48,978	991	2.0
Placement fees	3,489	3,120	369	11.8	5,275	12,478	(7,203)	(57.7)
Occupancy	10,418	10,149	269	2.7	20,321	19,954	367	1.8
Depreciation and amortization	11,115	14,195	(3,080)	(21.7)	22,834	28,813	(5,979)	(20.8)
Total Expenses	354,369	322,787	31,582	9.8	668,488	945,389	(276,901)	(29.3)
Other Income (Loss):
Net (losses) gains from investment activities	(9,534)	1,116	(10,650)	NM	213,874	53,249	160,625	301.6
Net gains (losses) from investment activities of consolidated variable interest entities	43,425	(35,198)	78,623	NM	91,160	12,663	78,497	NM
Income from equity method investments	30,701	20,090	10,611	52.8	53,611	47,880	5,731	12.0
Interest income	2,726	3,049	(323)	(10.6)	6,054	6,140	(86)	(1.4)
Other income, net	2,238	2,778	(540)	(19.4)	19,769	4,076	15,693	385.0
Total Other Income (Loss)	69,556	(8,165)	77,721	NM	384,468	124,008	260,460	210.0
Income before income tax provision	287,339	166,309	121,030	72.8	779,532	984,953	(205,421)	(20.9)
Income tax provision	(35,037)	(18,139)	(16,898)	93.2	(67,586)	(36,718)	(30,868)	84.1
Net Income	252,302	148,170	104,132	70.3	711,946	948,235	(236,289)	(24.9)
Net income attributable to Non-controlling Interests	(180,634)	(89,433)	(91,201)	102.0	(568,109)	(640,520)	72,411	(11.3)
Net Income Attributable to Apollo Global Management, LLC	$71,668	$58,737	$12,931	22.0%	$143,837	$307,715	$(163,878)	(53.3)%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
Revenues
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.
Advisory and transaction fees from affiliates, net, decreased by $4.3 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was attributable to a decrease in advisory and transaction fees, net in the private equity segment of $36.5 million, offset by an increase in the credit segment of $33.5 million. The decrease in the private equity segment was primarily attributable to a decrease in net transaction fees from the portfolio investments of Fund VII of $25.4 million and a decrease in advisory fees earned from the portfolio investments of Fund V. The increase in the credit segment was primarily driven by an increase in monitoring fees from Athene of $30.2 million.

Management fees from affiliates increased by $71.4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to an increase in management fees earned by our credit and private equity segments of $44.2 million and $16.4 million, respectively, as a result of an increase in fee-generating AUM with respect to these segments during the period. The primary driver of the increase in management fees earned from the credit funds was an increase in management fees earned from Athene of $43.9 million during the three months ended June 30, 2014 compared to the same period in 2013. The increase was also due to Fund VIII, which generated an additional $48.2 million of management fees for the three months ended June 30, 2014 as compared to the same period in 2013. The increase in management fees from affiliates was partially offset by a $33.5 million reduction in management fees with respect to Fund VII due to a change in the basis on which such management fees are earned. The change in management fees from affiliates was partially attributable to a decrease in management fees of $11.1 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the three months ended June 30, 2014 as compared to the same period in 2013.
Carried interest income from affiliates increased by $7.8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to increased carried interest income from the Apollo European Principal Finance Fund II, L.P. ("EPF II"), Fund VII, ANRP, CPI Capital Partners Europe, L.P., and Apollo Credit Opportunity Fund II, L.P. ("COF II") of $34.8 million, $24.2 million, $11.7 million, $9.7 million, and $4.7 million, respectively. These increases were partially offset by decreases in the fair value of portfolio investments held by Fund VI and AAA Investments (Co-Invest VI) L.P. ("AAA Co-Invest VI") of $60.9 million and $17.3 million, respectively during the three months ended June 30, 2014 as compared to the same period in 2013.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Advisory and transaction fees from affiliates, net, increased by $64.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was attributable to an increase in advisory and transaction fees, net in the credit segment of $89.3 million offset by a decrease in the private equity segment of $23.5 million. The increase in the credit segment was primarily driven by an increase in monitoring fees from Athene of $69.4 million. There were also increases in net transaction fees earned from EPF II and FCI II of $16.9 million and $6.5 million, respectively. The decrease in the private equity segment was primarily attributable to a decrease in net transaction fees earned from Fund VII of $11.1 million during the six months ended June 30, 2014 as compared to the same period in 2013.
Management fees from affiliates increased by $130.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 This change was primarily attributable to an increase in management fees earned by our credit and private equity segments of $91.5 million and $29.5 million, respectively, as a result of an increase in fee-generating AUM with respect to these segments during the period. The primary driver of the increase in management fees earned from the credit funds was an increase in management fees earned from Athene of $87.1 million during the six months ended June 30, 2014 compared to the same period in 2013. The increase was also due to Fund VIII, which generated an additional $96.5 million of management fees for the six months ended June 30, 2014 as compared to the same period in 2013. The increase in management fees from affiliates was partially offset by a $67.1 million reduction in management fees with respect to Fund VII due to a change in the basis on which such management fees are earned. The change in management fees from affiliates was partially attributable to a decrease in management fees of $9.1 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the six months ended June 30, 2014 as compared to the same period in 2013.
Carried interest income from affiliates decreased by $937.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to decreased carried interest income earned from Fund VI, Fund VII, AAA Co-Invest VI, SOMA and COF I of $769.3 million, $147.0 million, $44.4 million, $25.3 million and $24.2 million, respectively. These decreases were partially offset by increases in carried interest income from EPF II, AAA, ANRP and Fund V of $34.8 million, $16.8 million, $11.7 million and $9.5 million, respectively, during the six months ended June 30, 2014 as compared to the same period in 2013.
Expenses
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Compensation and benefits increased by $39.3 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to an increase in profit sharing expense of $33.5 million, due to a higher blended profit sharing percentage during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period. During the three months ended June 30, 2014, the fair value of Fund VII’s underlying fund investments appreciated while Fund VI’s underlying investments depreciated during the quarter, which contributed to the elevated profit sharing percentage. Included within profit sharing expense was a $12.0 million and $20.2 million expense related to the

Incentive Pool (as defined below) for the three months ended June 30, 2014 and 2013, respectively. The Incentive Pool is separate from the fund level profit sharing expense and seeks to more directly tie compensation of its professionals to realized performance of the Company’s business, which will likely result in greater variability in compensation and can have a variable impact on the blended profit share percentage during a particular quarter.  Additionally, salary, bonus and benefits increased by $20.6 million during the three months ended June 30, 2014 as a result of an increase in headcount during the period as compared to the same period in 2013, offset by lower amortization of AOG Units of $15.0 million due to the end of their vesting period as of June 30, 2013.
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
Interest expense decreased by $3.1 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement during the three months ended June 30, 2014 as compared to the same period in 2013 (see note 9 to our condensed consolidated financial statements).
Professional fees decreased by $1.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was attributable to lower legal and technology fees offset by higher consulting fees incurred during the three months ended June 30, 2014 as compared to the same period in 2013.
Depreciation and amortization expense decreased by $3.1 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to lower amortization of intangible assets during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 as certain assets were fully amortized to the end of their useful life.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Compensation and benefits decreased by $259.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily due to a decrease in profit sharing expense of $286.1 million, primarily attributable to a corresponding decrease in carried interest income. During this period, the blended profit sharing percentage was impacted by the respective profit share ratios of the funds generating carry in the period. The fair value of Fund VII’s underlying fund investments appreciated while Fund VI’s underlying investments depreciated, which contributed to a elevated profit sharing percentage. Included within profit sharing expense was a $23.7 million and $32.0 million expense related to the Incentive Pool for the six months ended June 30, 2014 and 2013, respectively. The Incentive Pool is separate from the fund level profit sharing expense and seeks to more directly tie compensation of its professionals to realized performance of the Company’s business, which will likely result in greater variability in compensation and can have a variable impact on the blended profit share percentage during a particular quarter.  Additionally, salary, bonus and benefits increased by $27.7 million during the six months ended June 30, 2014 as a result of an increase in headcount during the period as compared to the same period in 2013.
This is offset by lower equity-based compensation of $1.1 million due to lower amortization of AOG Units due to the end of their vesting period as of June 30, 2013 and lower amortization of RSU awards granted in connection with the 2007 private placement and other equity-based awards which decreased in aggregate of $46.7 million. This decrease in equity-based compensation was offset primarily by a non-cash expense of $45.6 million related to equity-based compensation in connection with the departure of an executive officer during the six months ended June 30, 2014.
Interest expense decreased by $7.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement during the three months ended June 30, 2014 as compared to the same period in 2013 (see note 9 to our condensed consolidated financial statements).

Professional fees increased by $1.9 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to higher consulting fees and was partially offset by lower legal fees during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Placement fees decreased by $7.2 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was driven by a decrease in placement fees in AIF due to the closing of its investment period during the six months ended June 30, 2013.
Depreciation and amortization expense decreased by $6.0 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to lower amortization of intangible assets during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, as certain assets were fully amortized to the end of their useful life.
Other Income (Loss)
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net gains from investment activities decreased by $10.7 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to a $9.2 million unrealized loss in the Company's investment in HFA during the three months ended June 30, 2014. See note 3 to the condensed consolidated financial statements for additional disclosure regarding the HFA investment.
Net gains (losses) from investment activities of consolidated VIEs increased by $78.6 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily attributable to an increase in net gains from investment activities of the consolidated VIEs of $115.4 million, offset by an increase in other expenses of $16.0 million, a decrease in interest and other income of $5.4 million and a decrease in net gains from debt of the consolidated VIEs of $15.4 million during the three months ended June 30, 2014 as compared to the same period in 2013.
Income from equity method investments increased by $10.6 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily driven by changes in the fair values of certain Apollo funds and other entities in which the Company has a direct interest. ARI, Fund VII and EPF II had the most significant impact and together generated $17.3 million of income from equity method investments during the three months ended June 30, 2014 as compared to $10.1 million during the three months ended June 30, 2013, resulting in a year-over-year net increase of $7.2 million. See note 3 to our condensed consolidated financial statements for a complete summary of income from equity method investments by fund for the three months ended June 30, 2014 and 2013.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net gains from investment activities increased by $160.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to a $150.1 million and $10.6 million increase in net unrealized gains related to changes in the fair value of AAA and the investment in HFA, respectively, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Net gains (losses) from investment activities of consolidated VIEs increased by $78.5 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to a decrease in net losses from debt of $66.7 million and an increase in net gains from investment activities of $55.5 million. These changes were offset by an increase in other expenses of $32.1 million and a decrease in interest and other income of $11.5 million during the six months ended June 30, 2014 as compared to the same period in 2013.
Other income, net increased by $15.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to a $14.0 million unrealized gain on Athene related derivative contracts for the six months ended June 30, 2014. See note 12 to our condensed consolidated financial statements for additional disclosure regarding Athene.
Income Tax Provision
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Income tax expense increased by $16.9 million primarily due to an increase in management business income as well as increases in incentive company income subject to corporate level taxation. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 12.19% and 10.90% for the three months ended June 30, 2014 and 2013, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) amortization of AOG Units that are non-deductible for income tax purposes which were fully amortized as of June 30, 2013; and (iv) state and local income taxes including NYC UBT.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Income tax expense increased by $30.9 million primarily due to an increase in management business income as well as increases in incentive company income subject to corporate level taxation. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 8.67% and 3.73% for the six months ended June 30, 2014 and 2013, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) amortization of AOG Units that are non-deductible for income tax purposes which were fully amortized as of June 30, 2013; and (iv) state and local income taxes including NYC UBT.

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
AAA(1)	$932	$(6,531)	$(198,337)	$(52,213)
Interest in management companies and a co-investment vehicle(2)	(4,909)	(4,309)	(8,494)	(8,145)
Other consolidated entities	9,806	7,647	5,108	29,566
Net loss (income) attributable to Non-Controlling Interests in consolidated entities	5,829	(3,193)	(201,723)	(30,792)
Net loss (income) attributable to Appropriated Partners’ Capital(3)	(34,468)	40,243	(59,291)	2,001
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(151,995)	(126,483)	(307,095)	(611,729)
Net Income attributable to Non-Controlling Interests	$(180,634)	$(89,433)	$(568,109)	$(640,520)
Net loss (income) attributable to Appropriated Partners’ Capital(4)	34,468	(40,243)	59,291	(2,001)
Comprehensive Income Attributable to Non-Controlling Interests	$(146,166)	$(129,676)	$(508,818)	$(642,521)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests' ownership percentage in AAA, which was approximately 97.5% and 97.3% as of June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, Apollo owned approximately 2.5% and 2.7% of AAA, respectively.

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

Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$252,302	$148,170	$711,946	$948,235
Net income attributable to Non-Controlling Interests in consolidated entities	(28,639)	37,050	(261,014)	(28,791)
Net income after Non-Controlling Interests in consolidated entities	223,663	185,220	450,932	919,444
Adjustments:
Income tax provision(1)	35,037	18,139	67,586	36,718
NYC UBT and foreign tax provision(2)	(4,051)	(3,083)	(6,793)	(3,799)
Net loss (income) in non-Apollo Operating Group entities	266	295	(1,625)	626
Total adjustments	31,252	15,351	59,168	33,545
Net income after adjustments	254,915	200,571	510,100	952,989
Approximate ownership percentage of Apollo Operating Group	58.8%	62.0%	58.8%	62.0%
Net income attributable to Non-Controlling Interests in Apollo Operating Group(3)	$151,995	$126,483	$307,095	$611,729

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

(3)
This amount is calculated by applying the weighted average ownership percentage range of approximately 59.6% and 60.2% during the three and six months ended June 30, 2014, respectively, and approximately 63.1% and 63.9% for the three and six months ended June 30, 2013, respectively, to the consolidated net income of the Apollo Operating Group before a corporate income tax provision and after allocations to the Non-Controlling Interests in consolidated entities.

Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results do not consider consolidation of funds, equity-based compensation expense comprised of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions, and Non-Controlling Interests with the exception of allocations of income to certain individuals.
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

Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment, further broken out by our "management" and "incentive" businesses, for the three and six months ended June 30, 2014 and 2013, respectively. ENI represents segment income, excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprised of amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$5,178	$—	$5,178	$41,663	$—	$41,663
Management fees from affiliates	82,045	—	82,045	65,684	—	65,684
Carried interest income from affiliates:
Unrealized (losses) gains	—	(10,394)	(10,394)	—	(509,667)	(509,667)
Realized gains	—	198,103	198,103	—	738,257	738,257
Total Revenues	87,223	187,709	274,932	107,347	228,590	335,937
Expenses:
Compensation and Benefits:
Equity-based compensation	6,957	—	6,957	7,485	—	7,485
Salary, bonus and benefits	26,713	—	26,713	25,731	—	25,731
Profit sharing expense	—	115,894	115,894	—	113,322	113,322
Total compensation and benefits	33,670	115,894	149,564	33,216	113,322	146,538
Other expenses	20,543	—	20,543	26,773	—	26,773
Total Expenses	54,213	115,894	170,107	59,989	113,322	173,311
Other Income:
Income from equity method investments	—	13,419	13,419	—	12,170	12,170
Other income, net	927	—	927	872	—	872
Total Other Income	927	13,419	14,346	872	12,170	13,042
Economic Net Income	$33,937	$85,234	$119,171	$48,230	$127,438	$175,668

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$42,814	$—	$42,814	$66,280	$—	$66,280
Management fees from affiliates	161,466	—	161,466	131,956	—	131,956
Carried interest income from affiliates:
Unrealized (losses) gains	—	(303,983)	(303,983)	—	187,947	187,947
Realized gains	—	594,943	594,943	—	1,031,636	1,031,636
Total Revenues	204,280	290,960	495,240	198,236	1,219,583	1,417,819
Expenses:
Compensation and Benefits:
Equity-based compensation	31,406	—	31,406	15,858	—	15,858
Salary, bonus and benefits	48,982	—	48,982	53,105	—	53,105
Profit sharing expense	—	181,989	181,989	—	501,143	501,143
Total compensation and benefits	80,388	181,989	262,377	68,963	501,143	570,106
Other expenses	39,214	—	39,214	48,740	—	48,740
Total Expenses	119,602	181,989	301,591	117,703	501,143	618,846
Other Income:
Income from equity method investments	—	32,219	32,219	—	34,721	34,721
Other income, net	2,621	1,599	4,220	2,504	—	2,504
Total Other Income	2,621	33,818	36,439	2,504	34,721	37,225
Economic Net Income	$87,299	$142,789	$230,088	$83,037	$753,161	$836,198

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Amount Change	Percentage Change	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$5,178	$41,663	$(36,485)	(87.6)%	$42,814	$66,280	$(23,466)	(35.4)%
Management fees from affiliates	82,045	65,684	16,361	24.9	161,466	131,956	29,510	22.4
Carried interest income from affiliates:
Unrealized losses	(10,394)	(509,667)	499,273	(98.0)	(303,983)	187,947	(491,930)	NM
Realized gains	198,103	738,257	(540,154)	(73.2)	594,943	1,031,636	(436,693)	(42.3)
Total carried interest income from affiliates	187,709	228,590	(40,881)	(17.9)	290,960	1,219,583	(928,623)	(76.1)
Total Revenues	274,932	335,937	(61,005)	(18.2)	495,240	1,417,819	(922,579)	(65.1)
Expenses:
Compensation and benefits:
Equity-based compensation	6,957	7,485	(528)	(7.1)	31,406	15,858	15,548	98.0
Salary, bonus and benefits	26,713	25,731	982	3.8	48,982	53,105	(4,123)	(7.8)
Profit sharing expense	115,894	113,322	2,572	2.3	181,989	501,143	(319,154)	(63.7)
Total compensation and benefits expense	149,564	146,538	3,026	2.1	262,377	570,106	(307,729)	(54.0)
Other expenses	20,543	26,773	(6,230)	(23.3)	39,214	48,740	(9,526)	(19.5)
Total Expenses	170,107	173,311	(3,204)	(1.8)	301,591	618,846	(317,255)	(51.3)
Other Income:
Income from equity method investments	13,419	12,170	1,249	10.3	32,219	34,721	(2,502)	(7.2)
Other income, net	927	872	55	6.3	4,220	2,504	1,716	68.5
Total Other Income	14,346	13,042	1,304	10.0	36,439	37,225	(786)	(2.1)
Economic Net Income	$119,171	$175,668	$(56,497)	(32.2)%	$230,088	$836,198	$(606,110)	(72.5)%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.
Revenues
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Advisory and transaction fees from affiliates, net, decreased by $36.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was attributable to a decrease in net transaction fees of $25.6 million and a decrease in net advisory fees of $10.8 million. The decrease in net transaction fees was primarily attributable to a one-time termination fee in connection with the initial public offering of Taminco Corporation and other portfolio company transaction fees that did not recur in the current period. The decrease in net advisory fees was primarily attributable to decreases in net advisory fees earned from Fund V's investments.
Management fees from affiliates increased by $16.4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily attributable to Fund VIII, which generated $48.2 million in management fees during the three months ended June 30, 2014. This increase was partially offset by decreased management fees earned from Fund VII of $33.5 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period.
Carried interest income from affiliates decreased by $40.9 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to decreases in carried interest income earned from Fund VI and AAA Co-Invest VI of $60.9 million and $17.3 million, respectively, partially offset by increases in carried interest income earned from Fund VII and ANRP of $24.2 million and $11.7 million, respectively. Realized carried interest income decreased $540.2 million, driven by decreased dispositions of underlying portfolio investments held during the period by Fund VII, Fund VI, and Fund V of $330.5 million, $161.7 million, and $66.1 million, respectively. These decreases were offset by an increase in realizations from AAA Co-Invest VI of $18.2 million. The decrease in realized carried interest income was also offset by an increase of $449.3 million in unrealized carried interest income. The increase in unrealized carried interest income was mainly driven by increases in the fair value of portfolio investments held by Fund VII, Fund VI and Fund V of $354.7 million, $100.8 million $69.1 million, respectively. These increases were partially offset by a decrease in unrealized carried interest income of $35.5 million resulting from decreases in the fair value of portfolio investments and reversals of unrealized carried interest income to realized carried interest income from AAA Co-Invest VI during the three months ended June 30, 2014 compared to the same period in 2013.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Advisory and transaction fees from affiliates, including directors' fees, termination fees and reimbursed broken deal costs, decreased by $23.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was attributable to a decrease of $10.5 million in net transaction fees and a decrease of $13.0 million in net advisory fees earned during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in net transaction fees was primarily due to fees earned with respect to Taminco Corporation of $14.2 million, McGraw-Hill Education of $13.4 million, Alcan Energy of $6.5 million and Evertec of $2.8 million during the six months ended June 30, 2013 offset by net transaction fees earned with respect to EP Energy of $28.0 million during the six months ended June 30, 2014. The decrease in net advisory fees was primarily attributable to decreases in net advisory fees earned from Fund V's investments.
Management fees from affiliates increased by $29.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily attributable to Fund VIII, which generated $96.5 million in management fees during the six months ended June 30, 2014. This increase was partially offset by decreased management fees earned from Fund VII of $67.1 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period.
Carried interest income from affiliates decreased by $928.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to decreases in carried interest income earned with respect to Fund VI, Fund VII and AAA Co-Invest VI of $769.4 million, $147.0 million and $44.4 million, respectively, partially offset by increases in carried interest income with respect to AAA and ANRP of $16.8 million and $11.7 million, respectively. Realized carried interest income decreased $436.7 million, driven by decreased dispositions of underlying portfolio investments held during the period by Fund VII, Fund VI and Fund V of $295.7 million, $119.2 million and $55.6 million. This decrease was offset by increased realizations from AAA Co-Invest VI of $33.3 million during the six months ended June 30, 2014 as compared to the same period in 2013. Unrealized carried interest income decreased $491.9 million, driven by decreases in the fair value of portfolio investments and reversals of unrealized carried interest income to realized carried interest income relating to portfolio investments held by Fund VI and AAA Co-Invest VI of $650.2 million and $77.7 million, respectively. These decreases were partially offset by increases in the fair value of portfolio investments held by Fund VII, Fund V and AAA Investments of $148.7 million, $65.1 million and $16.8 million, respectively.
Expenses
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Compensation and benefits expense increased by $3.0 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to an increase in profit sharing expense of $2.6 million, due to a higher blended profit sharing percentage during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period. During the three months ended June 30, 2014, the fair value of Fund VII’s underlying fund investments appreciated while Fund VI’s underlying investments depreciated during the quarter, which contributed to the elevated profit sharing percentage. Included in profit sharing expense is $10.4 million and $15.0 million related to the Incentive Pool for the three months ended June 30, 2014 and 2013, respectively. The Incentive Pool is separate from the fund level profit sharing expense and seeks to more directly tie compensation of its professionals to realized performance of the Company’s business, which will likely result in greater variability in compensation and can have a variable impact on the blended profit share percentage during a particular quarter.

Other expenses decreased by $6.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to decreased general and administrative expenses as a result of decreased organization costs, decreased interest expense due to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement (see note 9 to our condensed consolidated financial statements) and a reduction in professional fees attributable to decreased consulting and legal fees.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Compensation and benefits expense decreased by $307.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to a decrease in profit sharing expense of $319.2 million, primarily attributable to a corresponding decrease in carried interest income. During this period, the blended profit sharing percentage was impacted by the respective profit share ratios of the funds generating carry in the period. The fair value of Fund VII’s underlying fund investments appreciated while Fund VI’s underlying investments depreciated, which contributed to a elevated profit sharing percentage. Included in profit sharing expense is $21.4 million and $23.6 million related to the Incentive Pool for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, respectively. The Incentive Pool is separate from the fund level profit sharing expense and seeks to more directly tie compensation of its professionals to realized performance of the Company’s business, which will likely result in greater variability in compensation and can have a variable impact on the blended profit share percentage during a particular quarter. Salary, bonus and benefits also decreased by $4.1 million from the comparable period due to higher expenses in 2013 in connection with the launch of Fund VIII. These decreases were offset by an increase in equity-based compensation of $15.5 million, primarily driven by non-cash expense of $17.9 million related to equity-based compensation in connection with the deparature of an executive officer during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Other expenses decreased by $9.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to decreased general and administrative expenses as a result of lower organization costs in connection with the launch of Fund VIII in 2013.
Other Income
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Income from equity method investments increased by $1.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was driven by increases in the fair values of our private equity investments held, primarily from Apollo's ownership interests in Fund VII of $2.3 million and increases in certain other private equity funds of $1.9 million. These increases were partially offset by decreases in equity method investments held in Vantium of $2.0 million and decreases in certain other private equity funds of $0.8 million, respectively, for the three months ended June 30, 2014 as compared to the same period in 2013.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Income from equity method investments decreased by $2.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was driven by decreases in the fair values of our private equity investments held, primarily from Apollo's ownership interest in Fund VII and Fund VI, which resulted in decreased income from equity method investments of $8.9 million and $1.9 million, respectively, during the six months ended June 30, 2014 as compared to the same period in 2013. These decreases were partially offset by an increase of $4.0 from the equity method investment held in AAA and decreases in certain other private equity funds of $4.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Other income, net increased by $1.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and a reduction of the tax receivable agreement liability due to a change in estimated tax rates during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. See note 12 to our condensed consolidated financial statements for more information on the tax receivable agreement.

Credit
The following tables set forth segment statement of operations information and ENI for our credit segment, further broken out by our "management" and "incentive" businesses, for the three and six months ended June 30, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions, Non-Controlling Interests with the exception of allocations of income to certain individuals, and non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$55,609	$—	$55,609	$22,148	$—	$22,148
Management fees from affiliates	134,605	—	134,605	90,387	—	90,387
Carried interest income from affiliates:
Unrealized gains (losses)	—	47,174	47,174	—	(58,843)	(58,843)
Realized gains	10,009	39,726	49,735	10,029	102,128	112,157
Total Revenues	200,223	86,900	287,123	122,564	43,285	165,849
Expenses:
Compensation and Benefits:
Equity-based compensation	5,533	—	5,533	7,024	—	7,024
Salary, bonus and benefits	55,770	—	55,770	36,401	—	36,401
Profit sharing expense	—	42,069	42,069	—	18,385	18,385
Total compensation and benefits	61,303	42,069	103,372	43,425	18,385	61,810
Other expenses	39,684	—	39,684	38,253	—	38,253
Total Expenses	100,987	42,069	143,056	81,678	18,385	100,063
Other Income:
Net losses from investment activities	—	(9,180)	(9,180)	—	(5,752)	(5,752)
Income from equity method investments	—	9,371	9,371	—	6,358	6,358
Other income, net	3,164	—	3,164	4,072	207	4,279
Total Other Income	3,164	191	3,355	4,072	813	4,885
Non-Controlling Interests	(3,124)	—	(3,124)	(3,254)	—	(3,254)
Economic Net Income	$99,276	$45,022	$144,298	$41,704	$25,713	$67,417

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$133,089	$—	$133,089	$43,825	$—	$43,825
Management fees from affiliates	266,234	—	266,234	174,751	—	174,751
Carried interest income from affiliates:
Unrealized gains (2)	—	39,276	39,276	—	14,404	14,404
Realized gains	18,473	105,512	123,985	19,080	153,605	172,685
Total Revenues	417,796	144,788	562,584	237,656	168,009	405,665
Expenses:
Compensation and Benefits:
Equity-based compensation	33,784	—	33,784	13,550	—	13,550
Salary, bonus and benefits	106,514	—	106,514	75,231	—	75,231
Profit sharing expense	—	80,535	80,535	—	53,728	53,728
Total compensation and benefits	140,298	80,535	220,833	88,781	53,728	142,509
Other expenses	76,099	—	76,099	76,576	—	76,576
Total Expenses	216,397	80,535	296,932	165,357	53,728	219,085
Other Income:
Net gains (losses) from investment activities	—	8,833	8,833	—	(1,722)	(1,722)
Income from equity method investments	—	18,119	18,119	—	13,290	13,290
Other income, net	7,499	12,441	19,940	8,527	207	8,734
Total Other Income	7,499	39,393	46,892	8,527	11,775	20,302
Non-Controlling Interests	(6,380)	—	(6,380)	(6,718)	—	(6,718)
Economic Net Income	$202,518	$103,646	$306,164	$74,108	$126,056	$200,164

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income from affiliates for the six months ended June 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Amount Change	Percentage Change	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$55,609	$22,148	$33,461	151.1%	$133,089	$43,825	$89,264	203.7%
Management fees from affiliates	134,605	90,387	44,218	48.9	266,234	174,751	91,483	52.4
Carried interest income from affiliates:
Unrealized gains (losses)(2)	47,174	(58,843)	106,017	NM	39,276	14,404	24,872	172.7
Realized gains	49,735	112,157	(62,422)	(55.7)	123,985	172,685	(48,700)	(28.2)
Total carried interest income from affiliates	96,909	53,314	43,595	81.8	163,261	187,089	(23,828)	(12.7)
Total Revenues	287,123	165,849	121,274	73.1	562,584	405,665	156,919	38.7
Expenses:
Compensation and benefits
Equity-based compensation	5,533	7,024	(1,491)	(21.2)	33,784	13,550	20,234	149.3
Salary, bonus and benefits	55,770	36,401	19,369	53.2	106,514	75,231	31,283	41.6
Profit sharing expense	42,069	18,385	23,684	128.8	80,535	53,728	26,807	49.9
Total compensation and benefits	103,372	61,810	41,562	67.2	220,833	142,509	78,324	55.0
Other expenses	39,684	38,253	1,431	3.7	76,099	76,576	(477)	(0.6)
Total Expenses	143,056	100,063	42,993	43.0	296,932	219,085	77,847	35.5
Other Income:
Net (losses) gains from investment activities	(9,180)	(5,752)	(3,428)	59.6	8,833	(1,722)	10,555	NM
Income from equity method investments	9,371	6,358	3,013	47.4	18,119	13,290	4,829	36.3
Other income, net	3,164	4,279	(1,115)	(26.1)	19,940	8,734	11,206	128.3
Total Other Income	3,355	4,885	(1,530)	(31.3)	46,892	20,302	26,590	131.0
Non-Controlling Interests	(3,124)	(3,254)	130	(4.0)	(6,380)	(6,718)	338	(5.0)
Economic Net Income	$144,298	$67,417	$76,881	114.0%	$306,164	$200,164	$106,000	53.0%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income from affiliates for the six months ended June 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

Revenues
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Advisory and transaction fees from affiliates, net, increased by $33.5 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily driven by an increase in monitoring fees from Athene of $30.2 million during the three months ended June 30, 2014 compared to the same period in 2013.
Management fees from affiliates increased by $44.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to increases in management fees earned from Athene of $43.9 million during the three months ended June 30, 2014 compared to the same period in 2013.
Carried interest income from affiliates increased by $43.6 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to increased carried interest income related to EPF II of $34.8 million, COF II of $4.7 million, COF III of $3.9 million and ACLF of $3.4 million, offset by decreased carried interest income related to FCI I of $2.7 million and EPF I of $2.7 million during the three months ended June 30, 2014 compared to the same period in 2013. Realized carried interest income decreased $62.4 million during the three months ended

June 30, 2014 primarily resulting from lower realizations from EPF I of $31.3 million, COF I of $29.5 million, COF II of $12.6 million, and the Value Funds of $7.4 million, offset by increased realized carried interest income primarily from the CLOs managed by the Company of $7.5 million and also ACLF of $4.2 million as compared to the same period in 2013. The decrease in realized carried interest income was offset by an increase of $106.0 million in unrealized carried interest income. The increase in unrealized carried interest income was mainly driven by EPF II of $34.8 million, COF I of $30.8 million, EPF I of $28.6 million and COF II of $17.3 million during the three months ended June 30, 2014 as compared to the same period in 2013.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Advisory and transaction fees from affiliates increased by $89.3 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily driven by an increase in monitoring fees from Athene of $69.4 million and an increase in net transaction fees with respect to EPF II of $16.9 million during the six months ended June 30, 2014 compared to the same period in 2013.
Management fees from affiliates increased by $91.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to increases in management fees earned from Athene, FCI II, and AINV of $87.1 million, $5.0 million and $2.7 million, respectively, during the six months ended June 30, 2014 compared to the same period in 2013. The increase in management fees was partially offset by $4.9 million, $4.0 million and $3.5 million decreases in management fees from COF II, the CLOs managed by the Company and EPF I, respectively, compared to the same period in 2013.
Carried interest income from affiliates decreased by $23.8 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to decreased carried interest income related to SOMA of $25.3 million, COF I of $24.2 million, certain sub-advisory arrangements of $7.0 million, FCI I of $4.5 million and the Value funds of $7.6 million offset by carried interest income related to EPF II of $34.8 million and COF III of $8.5 million during the six months ended June 30, 2014 compared to the same period in 2013. Included in carried interest income from affiliates was realized carried interest income which decreased by $48.7 million, driven by lower realizations from COF I and COF II of $63.4 million and $19.6 million, respectively, offset by increases in realizations from the CLOs managed by the Company and EPF I of $18.0 million and $12.7 million, respectively, during the six months ended June 30, 2014 as compared to the same period in 2013. The decrease in realized carried interest income was offset by increases in unrealized carried interest income of $24.9 million, driven by increases in the fair value of portfolio investments held by COF I, EPF II, COF II, and COF III of $39.2 million, $34.8 million, $15.8 million, and $8.5 million, respectively. This was offset by decreases in unrealized carried interest income from SOMA, the CLOs managed by the Company, a sub-advisory arrangement, ACLF, EPF I, and FCI I of $26.7 million, $22.2 million, $7.0 million, $6.9 million, $5.4 million and $4.5 million, respectively, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Expenses
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Compensation and benefits expense increased by $41.6 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The change was primarily due to increase in profit sharing expense of $23.7 million during the three months ended June 30, 2014 as compared to the same period in 2013, primarily attributable to a corresponding increase in carried interest income. Within our credit segment, the Company is aligning total compensation for investment professionals with the profitability of the credit business as a whole rather than on a fund-by-fund basis.  As a result, the Company incurred approximately $6.0 million of additional profit sharing expense which was recorded for the three months ended June 30, 2014.  Additionally, included within profit sharing expense is the Incentive Pool, which resulted in additional profit sharing expense of $1.3 million and $5.3 million for the three months ended June 30, 2014 and 2013, respectively. There also was an increase in salary, bonus, and benefits of $19.4 million during the period, due to increased headcount primarily due to acquisition of Aviva USA, offset by decreased equity-based compensation of $1.5 million.
Other expenses increased by $1.4 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The change was primarily driven by a $3.5 million increase in general and administrative expenses as a result of higher technology expenses during the three months ended June 30, 2014 compared to the same period in 2013. This increase was partially offset by a decrease in interest expense of $1.4 million due to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement (see note 9 to our condensed consolidated financial statements) and a $0.7 million decrease in placement fees relating to EPF II due to the closing of its investment period in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Compensation and benefits expense increased by $78.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The change was primarily due to increase in profit sharing expense of $26.8 million during the six months ended June 30, 2014 as compared to the same period in 2013. Within our credit segment, the Company is aligning total compensation for investment professionals with the profitability of the credit business as a whole rather than on a fund-by-fund basis.  As a result, the Company incurred approximately $22.0 million of additional profit sharing expense which was recorded for the six months ended June 30, 2014.  Additionally, included within profit sharing expense is the Incentive Pool, which resulted in additional profit sharing expense of $2.0 million and $8.4 million for the six months ended June 30, 2014 and 2013, respectively. There also was an increase in salary, bonus, and benefits of $31.3 million during the period, due to increased headcount and an increase in equity-based compensation of $20.2 million, driven by non-cash expense of $23.2 million related to equity-based compensation in connection with the departure of an executive officer during the six months ended June 30, 2014 as compared to the same period in 2013.
Other Income
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net (losses) gains from investment activities decreased by $3.4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily related to the loss on the investment in HFA (see note 3 to the condensed consolidated financial statements.)
Income from equity method investments increased by $3.0 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was driven by increases in the fair values of investments held by certain of our credit funds, primarily EPF II, ACLF, COF III and COF II which resulted in increases in income from equity method investments of $2.3 million, $0.5 million, $0.5 million and $0.4 million, respectively. These increases were offset by a decrease in income from equity method investments in certain of our credit funds, primarily EPF I of $1.7 million, during the three months ended June 30, 2014 as compared to the same period in 2013.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net (losses) gains from investment activities increased by $10.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as a result of appreciation in the Company's investment in HFA during the six months ended June 30, 2014, prior to the sale of the investment in HFA (see Note 3 to the condensed consolidated financial statements).
Income from equity method investments increased by $4.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was driven by increases in the fair values of investments held by certain of our credit funds, primarily AINV, EPF II, and COF III which resulted in increases in income from equity method investments of $3.8 million, $2.1 million, and $1.2 million, respectively. These increases were offset by a decrease in income from equity method investments in certain of our credit funds, primarily COF I of $3.2 million, during the six months ended June 30, 2014 as compared to the same period in 2013.
Other income increased by $11.2 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, mainly due to gains on Athene-related derivative contracts (see note 12 to our condensed consolidated financial statements).

Real Estate
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment, further broken out by our "management" and "incentive" businesses, for the three and six months ended June 30, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions, Non-Controlling Interests with the exception of allocations of income to certain individuals and non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$—	$—	$—	$1,273	$—	$1,273
Management fees from affiliates	12,208	—	12,208	13,206	—	13,206
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	—	988	988	—	(6,439)	(6,439)
Realized gains	—	3,998	3,998	—	158	158
Total Revenues	12,208	4,986	17,194	14,479	(6,281)	8,198
Expenses:
Compensation and Benefits:
Equity-based compensation	1,093	—	1,093	2,243	—	2,243
Salary, bonus and benefits	7,348	—	7,348	7,151	—	7,151
Profit sharing expense	—	2,817	2,817	—	(4,464)	(4,464)
Total compensation and benefits	8,441	2,817	11,258	9,394	(4,464)	4,930
Other expenses	5,554	—	5,554	6,030	—	6,030
Total Expenses	13,995	2,817	16,812	15,424	(4,464)	10,960
Other Income:
Income from equity method investments	—	3,076	3,076	—	819	819
Other income, net	135	—	135	255	—	255
Total Other Income	135	3,076	3,211	255	819	1,074
Economic Net (Loss) Income	$(1,652)	$5,245	$3,593	$(690)	$(998)	$(1,688)

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$949	$—	$949	$2,398	$—	$2,398
Management fees from affiliates	24,988	—	24,988	26,797	—	26,797
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	—	644	644	—	(5,841)	(5,841)
Realized gains	—	3,998	3,998	—	512	512
Total Revenues	25,937	4,642	30,579	29,195	(5,329)	23,866
Expenses:
Compensation and Benefits:
Equity-based compensation	6,530	—	6,530	4,700	—	4,700
Salary, bonus and benefits	14,866	—	14,866	14,343	—	14,343
Profit sharing expense	—	2,215	2,215	—	(4,008)	(4,008)
Total compensation and benefits	21,396	2,215	23,611	19,043	(4,008)	15,035
Other expenses	11,282	—	11,282	13,406	—	13,406
Total Expenses	32,678	2,215	34,893	32,449	(4,008)	28,441
Other Income:
Income from equity method investments	—	3,823	3,823	—	695	695
Other income, net	552	—	552	1,393	—	1,393
Total Other Income	552	3,823	4,375	1,393	695	2,088
Economic Net (Loss) Income	$(6,189)	$6,250	$61	$(1,861)	$(626)	$(2,487)

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Amount Change	Percentage Change	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$—	$1,273	$(1,273)	(100.0)%	$949	$2,398	$(1,449)	(60.4)%
Management fees from affiliates	12,208	13,206	(998)	(7.6)	24,988	26,797	(1,809)	(6.8)
Carried interest income (loss) from affiliates:
Unrealized gains (losses)	988	(6,439)	7,427	NM	644	(5,841)	6,485	NM
Realized gains	3,998	158	3,840	NM	3,998	512	3,486	NM
Total carried interest income (loss) from affiliates	4,986	(6,281)	11,267	NM	4,642	(5,329)	9,971	NM
Total Revenues	17,194	8,198	8,996	109.7	30,579	23,866	6,713	28.1
Expenses:
Compensation and Benefits:
Equity-based compensation	1,093	2,243	(1,150)	(51.3)	6,530	4,700	1,830	38.9
Salary, bonus and benefits	7,348	7,151	197	2.8	14,866	14,343	523	3.6
Profit sharing expense	2,817	(4,464)	7,281	NM	2,215	(4,008)	6,223	NM
Total compensation and benefits	11,258	4,930	6,328	128.4	23,611	15,035	8,576	57.0
Other expenses	5,554	6,030	(476)	(7.9)	11,282	13,406	(2,124)	(15.8)
Total Expenses	16,812	10,960	5,852	53.4	34,893	28,441	6,452	22.7
Other (Loss) Income:
Income from equity method investments	3,076	819	2,257	275.6	3,823	695	3,128	450.1
Other income, net	135	255	(120)	(47.1)	552	1,393	(841)	(60.4)
Total Other Income	3,211	1,074	2,137	199.0	4,375	2,088	2,287	109.5
Economic Net Income (Loss)	$3,593	$(1,688)	$5,281	NM	$61	$(2,487)	$2,548	(102.5)%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

Revenues
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Advisory and transaction fees from affiliates, net, decreased by $1.3 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was attributable to a decrease in capital raised and invested and the realization of underlying investments for which transaction fees and termination fees are earned.
Management fees decreased by $1.0 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease in management fees was primarily due to decreased management fees from CPI Capital Partners North America L.P., CPI Capital Partners Europe L.P., CPI Capital Partners Asia Pacific, L.P. (collectively, the "CPI Funds") of $1.6 million offset by increased management fees of $0.6 million earned from certain sub-advisory arrangements for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Carried interest income from affiliates increased by $11.3 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to an increase in carried interest income relating to the CPI Funds of $9.8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Advisory and transaction fees from affiliates, net, decreased by $1.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was attributable to a decrease in capital raised and invested and the realization of underlying investments for which transaction fees and termination fees, respectively, were earned during the year.
Management fees decreased by $1.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in management fees was primarily due to decreased management fees from the CPI funds of $2.9 million offset by increased management fees of $1.3 million earned from certain sub-advisory agreements for the six months ended June 30, 2014 as compared to the same period in 2013.
Carried interest income from affiliates increased by $10.0 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to a $7.1 million increase in net unrealized carried interest income driven by an increase in the fair values of the underlying portfolio investments for certain of the CPI Funds. Also driving the change was an increase in realized carried interest income of $2.7 million relating to AGRE U.S. Real Estate Fund, L.P. for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Expenses
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Compensation and benefits increased by $6.3 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily attributable to an increase of $7.3 million in profit sharing expense driven by the increased carried interest income earned from our real estate funds during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, offset by a decrease of $1.2 million in equity-based compensation.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Compensation and benefits increased by $8.6 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to an increase of $6.2 million in profit sharing expense driven by the increased carried interest income earned from our real estate funds. Additionally, there was a $1.8 million increase in equity-based compensation during the six months ended June 30, 2014 as compared to the same period in 2013.
Other expenses decreased by $2.1 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily attributable to decreased organizational expenses.
Other Income
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Income from equity method investments increased by $2.3 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This change was primarily driven by an increase in income from equity method investments in ARI.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Income from equity method investments increased by $3.1 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily driven by an increase in income from equity method investments relating to ARI.
Other income, net decreased by $0.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This change was primarily attributable to gains resulting from the settlement of a contingent consideration obligation during the six months ended June 30, 2013 relating to the 2010 acquisition of CPI.

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three and six months ended June 30, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and (v) non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates, net	$60,787	$65,084	$176,852	$112,503
Management fees from affiliates	228,858	169,277	452,688	333,504
Carried interest income from affiliates	10,009	10,029	18,473	19,080
Total Revenues	299,654	244,390	648,013	465,087
Expenses:
Equity-based compensation	13,583	16,752	71,720	34,108
Salary, bonus and benefits	89,831	69,282	170,362	142,678
Interest expense	4,524	7,594	7,638	15,112
Professional fees(1)	19,882	21,486	38,924	36,953
General, administrative and other(2)	24,947	25,815	49,308	48,459
Placement fees	3,489	3,120	5,275	12,478
Occupancy	10,419	10,149	20,321	19,954
Depreciation and amortization	2,520	2,892	5,129	5,766
Total Expenses	169,195	157,090	368,677	315,508
Other Income:
Interest income	2,380	2,703	5,334	5,357
Other income, net	1,846	2,496	5,338	7,067
Total Other Income	4,226	5,199	10,672	12,424
Non-Controlling Interests	(3,124)	(3,254)	(6,380)	(6,718)
Economic Net Income	$131,561	$89,245	$283,628	$155,285

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Incentive Business
Revenues:
Carried interest income from affiliates:
Unrealized gains (losses) (1)	$37,768	$(574,949)	$(264,063)	$196,510
Realized gains	241,827	840,543	704,453	1,185,753
Total Revenues	279,595	265,594	440,390	1,382,263
Expenses:
Compensation and Benefits:
Profit sharing expense:
Unrealized profit sharing expense	65,951	(219,569)	(33,178)	53,206
Realized profit sharing expense	94,829	346,813	297,917	497,658
Total Profit Sharing Expense	160,780	127,244	264,739	550,864
Other Income:
Other income, net	—	284	14,040	284
Net (losses) gains from investment activities(2)	(9,180)	(5,752)	8,833	(1,722)
Income from equity method investments	25,866	19,270	54,161	48,629
Total Other Income	16,686	13,802	77,034	47,191
Economic Net Income	$135,501	$152,152	$252,685	$878,590

(1)
Included in unrealized carried interest income from affiliates for the six months ended June 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(2)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of ENI to Net Income Attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$579,249	$509,984	$1,088,403	$1,847,350
Expenses	329,975	284,334	633,416	866,372
Other income	20,912	19,001	87,706	59,615
Non-Controlling Interests	(3,124)	(3,254)	(6,380)	(6,718)
Economic Net Income	267,062	241,397	536,313	1,033,875
Non-cash charges related to equity-based compensation	233	(26,736)	(90)	(54,666)
Income tax provision	(35,037)	(18,139)	(67,586)	(36,718)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(151,995)	(126,483)	(307,095)	(611,729)
Amortization of intangible assets	(8,595)	(11,302)	(17,705)	(23,047)
Net Income Attributable to Apollo Global Management, LLC	$71,668	$58,737	$143,837	$307,715

Summary of Distributable Earnings and Economic Net Income

Distributable Earnings, or DE, as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental measures to assess performance and amounts available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the affiliated funds. DE, which is a component of ENI, is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo's transaction advisory services agreement with Athene), (ii) realized carried interest income, and (iii) realized investment income, less (i) compensation expense, excluding the expense related to equity-based awards, (ii) realized profit sharing expense, and (iii) non-compensation expenses, excluding depreciation and amortization expense. DE after taxes and related payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.
The following table is a summary of Distributable earnings ("DE") for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Management Business Economic Net Income	$131,561	$89,245	$283,628	$155,285
Net realized carried interest income	146,998	493,730	406,536	688,095
Realized investment income(1)	5,729	29,096	30,513	48,786
Athene capital and surplus fees(2)	(51,793)	(21,816)	(110,885)	(41,899)
Equity-based compensation	13,583	16,752	71,720	34,108
Depreciation and amortization	2,520	2,892	5,129	5,766
Distributable Earnings	248,598	609,899	686,641	890,141
Taxes and related payables(3)	(21,444)	(5,954)	(47,345)	(10,894)
Distributable Earnings After Taxes and Related Payables	227,154	$603,945	$639,296	$879,247
Net unrealized carried interest (loss) income	(28,183)	(355,380)	(230,885)	143,304
Unrealized investment and other income (loss)	10,957	(15,294)	46,521	(1,595)
Add back: Athene capital and surplus fees(2)	51,793	21,816	110,885	41,899
Add back: Taxes and related payables(3)	21,444	5,954	47,345	10,894
Less: Equity-based compensation	(13,583)	(16,752)	(71,720)	(34,108)
Less: Depreciation and amortization	(2,520)	(2,892)	(5,129)	(5,766)
Total Economic Net Income	267,062	241,397	536,313	1,033,875
Income Tax Provision on Economic Net Income(4)	(59,452)	(21,169)	(110,204)	(49,938)
Total Economic Net Income After Taxes	$207,610	$220,228	$426,109	$983,937

(1)	Represents realized gains from our general partner investments in our funds and other balance sheet investments.

(2)
Represents monitoring fees paid by Athene to Apollo by delivery of common shares of Athene Holding, calculated based on Athene's capital and surplus, as defined in our transaction and advisory services agreement with Athene.

(3)	Represents the estimated current corporate, local and Non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.

(4)
Represents income tax provision on ENI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all Apollo Operating Group units for shares of Apollo Global Management, LLC. The assumptions and methodology impact the implied income tax provision for our condensed consolidated statements of operations under U.S. GAAP, with the exception of including the benefit of tax deductions in excess of U.S. GAAP deductions from share-based arrangements. We believe this measure is more consistent with how it assesses the performance of its segments which is described in our definition of ENI.

The following table is a reconciliation of distributable earnings per share of common and equivalents(1) to net distribution per share of common and equivalents for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$227,154	$603,945	$639,296	$879,247
Add back: Tax related payables attributable to common and equivalents	18,692	3,714	41,270	6,414
Distributable earnings before certain payables(2)	245,846	607,659	680,566	885,661
Percent to common and equivalents	45%	42%	44%	42%
Distributable earnings before other payables attributable to common and equivalents	111,071	257,815	297,891	368,820
Less: Tax related payables attributable to common and equivalents	(18,692)	(3,714)	(41,270)	(6,414)
Distributable earnings attributable to common and equivalents	92,379	254,101	256,621	362,406
Distributable earnings per share of common and equivalent(3)	$0.51	$1.51	$1.45	$2.20
Retained capital per share of common and equivalent(3)	(0.05)	(0.19)	(0.15)	(0.31)
Net distribution per share of common and equivalent(3)	$0.46	$1.32	$1.30	$1.89

(1)	Common and equivalents refers to Class A shares and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents distributable earnings before the deduction for the estimated current corporate taxes and the payable under Apollo's tax receivable agreement.

(3)	Per share calculations are based on total Class A shares outstanding and RSUs that participate in distributions.

Summary of Fee-Related EBITDA and Fee-Related EBITDA + 100% of Net Realized Carried Interest

Fee-related EBITDA is a performance measure used to understand the performance of our operations and represents management business ENI (Pre-tax), with amounts for equity–based compensation, interest expense and depreciation and amortization added to management business ENI. Fee-related EBITDA plus realized carried interest less realized profit sharing (referred to as “fee-related EBITDA +100% of net realized carried interest”) is a performance measure that combines operating results of the management business and incentive business. These performance measures are used to compare our current and potential debt service. See note 10 to our condensed consolidated financial statements for more detail on our our outstanding debt.

The table below sets forth fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest for the three and six months ended June 30, 2014 and 2013, and a reconciliation of net income attributable to Apollo Global Management, LLC to ENI, fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Management Business Economic Net Income	$131,561	$89,245	$283,628	$155,285
Equity-based compensation(1)	13,583	16,752	71,720	34,108
Interest expense	4,524	7,594	7,638	15,112
Depreciation and amortization(2)	2,520	2,892	5,129	5,766
Fee-Related EBITDA	152,188	116,483	368,115	210,271
Total realized carried interest	241,827	840,543	704,453	1,185,753
Total realized profit sharing expense	(94,829)	(346,813)	(297,917)	(497,658)
Net realized carried interest	146,998	493,730	406,536	688,095
Fee-Related EBITDA + 100% of Net Realized Carried Interest	299,186	610,213	774,651	898,366
Net unrealized carried interest (loss) income	(28,183)	(355,380)	(230,885)	143,304
Net investment income (loss)	16,686	13,802	77,034	47,191
Net interest expense	(4,524)	(7,594)	(7,638)	(15,112)
Depreciation and amortization(2)	(2,520)	(2,892)	(5,129)	(5,766)
Equity-based compensation(1)	(13,583)	(16,752)	(71,720)	(34,108)
ENI tax provision(3)	(59,452)	(21,169)	(110,204)	(49,938)
Economic Net Income After Taxes	207,610	220,228	426,109	983,937
ENI tax provision(3)	59,452	21,169	110,204	49,938
Income tax provision	(35,037)	(18,139)	(67,586)	(36,718)
Net (income) attributable to non-controlling interests in Apollo Operating Group	(151,995)	(126,483)	(307,095)	(611,729)
Charges related to equity-based compensation(4)	233	(26,736)	(90)	(54,666)
Amortization of intangible assets	(8,595)	(11,302)	(17,705)	(23,047)
Net income attributable to Apollo Global Management, LLC	$71,668	$58,737	$143,837	$307,715

(1)
Includes restricted share units ("RSUs") (excluding RSUs granted in connection with the 2007 private placement) and share options. Excludes equity-based compensation expense comprising amortization of AOG Units.

(2)	Includes amortization of leasehold improvements.

(3)
Represents income tax provision on ENI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all Apollo Operating Group units for shares of Apollo Global Management, LLC. The assumptions and methodology impact the implied income tax provision for our condensed consolidated statements of operations under U.S. GAAP, with the exception of including the benefit of tax deductions in excess of U.S. GAAP deductions from share-based arrangements. We believe this measure is more consistent with how it assesses the performance of its segments which is described in our definition of ENI.

(4)	Includes amortization amounts related to AOG Units.

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
While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	As of June 30, 2014		As of December 31, 2013
	Outstanding Balance	Annualized Weighted Average Interest Rate(1)	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.37%	$750,000	1.37%
2024 Senior Notes	499,008	4.00	—	—
Total Debt	$999,008	1.66%	$750,000	1.37%

(1) Includes impact of any amortization of note discount and interest rate hedge.
Additionally the 2013 AMH Credit Facilities provide for a $500 million revolving credit facility, which was undrawn as of June 30, 2014. See note 9 of our condensed consolidated financial statements for information regarding the Company's debt arrangements.
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

Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are summarized and discussed within the table and corresponding commentary below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities	$937,312	$1,865,888
Investing Activities	(45,147)	(9,100)
Financing Activities	(876,056)	(1,600,739)
Net Increase in Cash and Cash Equivalents	$16,109	$256,049
Operating Activities
Net cash provided by operating activities was $937.3 million during the six months ended June 30, 2014.
During this period, there was $711.9 million in net income, to which $87.7 million of equity-based compensation and a $4.8 million change in fair value of contingent obligations were added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the six months ended June 30, 2014 included $4,796.4 million in proceeds from sales of investments held by the consolidated VIEs, a $299.0 million decrease in carried interest receivable, $29.9 million distributions of earnings from equity method investments, a $37.0 million increase in other liabilities of Apollo funds, and a $30.3 million increase in accounts payable and accrued expenses. These favorable cash adjustments were offset by $4,348.4 million of purchases of investments held by the consolidated VIEs, a $94.2 million increase in cash held at consolidated VIEs, a $14.7 million increase in others assets, a $119.8 million increase in due from affiliates, a $165.0 million increase in other assets of Apollo funds, $214.0 million in net unrealized gains from investments held by the consolidated funds and VIEs, a $8.0 million decrease in profit sharing payable, and $53.6 million of income from equity method investments.
Net cash provided by operating activities was $1,865.9 million during the six months ended June 30, 2013. During this period, there was $948.2 million in net income. Additional adjustments to reconcile cash provided by operating activities during the six months ended June 30, 2013 included $4,967.4 million in proceeds from sales of investments primarily held by the consolidated VIEs, $254.6 million change in other liabilities of Apollo funds, $49.6 million distributions of earnings from equity method investments and a $40.6 million increase in profit sharing payable. These favorable cash adjustments were offset by $4,512.4 million of net purchases of investments held by consolidated VIEs and a $136.5 million increase in carried interest receivable. The increase in our carried interest receivable balance during the six months ended June 30, 2013 was driven primarily by a $1,369.0 million increase of carried interest income from the change in fair value of funds for which we act as general partner, offset by fund cash distributions of $1,232.5 million.
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
Investing Activities
Net cash used in investing activities was $45.1 million for the six months ended June 30, 2014, which was primarily comprised of $27.6 million of cash distributions received from equity method investments primarily offset by $71.6 million of cash contributions to equity method investments. Additional adjustments to reconcile cash provided by investing activities were $2.7 million of purchases of fixed assets. Cash contributions to equity method investments were primarily related to Fund VIII, COF III, EPF II, AESI, Zeus and AION. Cash distributions from equity method investments were primarily related to Fund VII, AESI, COF II, COF III and Palmetto.
Net cash used in investing activities was $9.1 million for the six months ended June 30, 2013, which was primarily comprised of $1.4 million proceeds from disposal of fixed assets and $46.2 million of cash distributions received from equity method investments primarily offset by $52.0 million of cash contributions to equity method investments. Additional adjustments to reconcile cash provided by investing activities were $4.7 million of purchases of fixed assets. Cash contributions to equity method investments were primarily related to ACSP, AESI, Apollo SPN Investments I, L.P., EPF I, EPF II, Franklin Fund, Fund VII and AGRE U.S. Real Estate Fund, L.P.. Cash distributions from equity method investments were primarily related to AESI, COF I, COF II, EPF I, EPF II, Vantium C, Fund VI and Fund VII.
Financing Activities
Net cash used in financing activities was $876.1 million for the six months ended June 30, 2014, which was primarily comprised of $1,169.0 million related to issuance of debt by consolidated VIEs, $499 million of issuance of debt by AMH, and $386.0 million in contributions from Non-Controlling Interests in consolidated VIEs. This amount was offset by $1,419.0 million in repayment of debt held by consolidated VIEs, $32.0 million related to satisfaction of tax receivable agreements, $250 million principal repayments of debt, $513.7 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $303.6 million in distributions, $25.1 million in satisfaction of contingent obligations, $360.9 million in distributions paid to consolidated VIEs and $19.4 million of distributions paid to Non-Controlling Interests in consolidated VIEs.
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
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the Company's manager during 2013 and 2014 (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	$49.5	(1)	$49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	$188.4		$318.4	20.9
June 16, 2014	—	June 16, 2014	—	$28.5	(1)	$28.5	—
For the six months ended June 30, 2014	$1.92		$290.9	$513.7		$804.6	$46.4

(1)	On April 12, 2013, April 3, 2014 and June 16, 2014, the Company made a $0.23, $0.22 and $0.13 distribution, respectively, to the non-controlling interest holders in the Apollo Operating Group.
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
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of June 30, 2014, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $90.6 million.
The Company granted approximately 3.1 million RSUs during the six months ended June 30, 2014. The average estimated fair value per share on the grant date was $22.49, per RSU with a total fair value of the grants of $69.9 million at June 30, 2014. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $28.1 million, $41.4 million, $29.1 million, $12.8 million, $11.0 million and $8.3 million during the years ended December 31, 2014, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.
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
On July 8, 2014, the Company issued 475,170 Class A shares in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 41.2% to 41.3%.
On August 5, 2014, the Company declared a cash distribution of $0.46 per Class A share, which will be paid on August 29, 2014 to holders of record on August 22, 2014.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
As of June 30, 2014, AAA's portfolio, through its investment in AAA Investments consisted of a single opportunistic investment in the economic equity of Athene Holding. See the discussion of the AAA Transaction in note 3.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of

June 30, 2014, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $61.0 billion of total AUM as of June 30, 2014 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $10.4 billion, or approximately 17.0%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene.
Apollo, through its consolidated subsidiary, Athene Asset Management, L.P. ("Athene Asset Management"), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of June 30, 2014, all of Athene’s assets were managed by Athene Asset Management.
Athene Asset Management receives a management fee equal to 0.40% per annum on all assets under management in the Athene Accounts with certain limited exceptions. In addition, the Company receives sub-advisory management fees and carried interest income with respect to a portion of the assets in the Athene Accounts. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene, including but not limited to, asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other services.
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
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the AAA Transaction (the “Excluded Athene Shares”), at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusts the calculation of Athene Holding’s capital and surplus (on which the fees payable thereunder are based) downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended). Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the condensed consolidated statement of financial condition. For the three and six months ended June 30, 2014, Apollo earned $51.4 million and $110.1 million, respectively, related to this monitoring fee. For the three and six months ended June 30, 2013, Apollo earned $21.2 million and $40.7 million, respectively, related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of June 30, 2014, Apollo had a receivable of $52.8 million recorded in due from affiliates on the condensed consolidated statements of financial condition. As of December 31, 2013, Apollo had a $116.4 million receivable, which was accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the consummation of the AAA Transaction, on October 31, 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). Pursuant to the Amended AAA Services Agreement, in the event that AAA (1) makes a tender offer to all of its qualified unitholders in which AAA offers to purchase all of their equity interests in AAA, pay the consideration for such purchase with equivalent equity interests in a new vehicle, of which Apollo will serve as general partner, and transfer to such new investment vehicle a pro rata portion of the common shares of Athene Holding held by AAA Investments, unburdened by the Unwind Fee described below (the “Wind-Up Tender Offer”), and (2) thereafter distributes all or any portion of the common shares of Athene Holding held by AAA (or disposes of such shares and distributes the proceeds thereof) to its unitholders, then AAA shall pay Apollo an unwind fee (the “Unwind Fee”). The Unwind Fee will be payable in pro rata increments to Apollo only when, as and if AAA distributes common shares of Athene Holding (or the proceeds thereof) to its unitholders and shall be equal to (1) $25 million multiplied by the percentage of “net common shares” of Athene Holding held by AAA which are so distributed (or disposed of with the proceeds distributed) by AAA in 2014, plus (2) $20 million multiplied by the percentage of “net common shares” of Athene Holding held by AAA which are so distributed (or disposed of with the proceeds distributed) by AAA in 2015. For purposes of the preceding sentence, “net common shares” shall mean the number of common shares of Athene Holding held by AAA, excluding a number of common shares of Athene Holding with a value equal to an amount sufficient to enable AAA, taking into account any cash or other assets of AAA, to satisfy all of its remaining liabilities and obligations, including without limitation, the costs and expenses of the Wind-Up Tender Offer, the repayment of its indebtedness in accordance with its terms, including any interim interest expense, the costs and expenses of normal operations (including the eventual winding up and liquidating) of AAA and the carried interest and/or management fees required to be paid by AAA to Apollo under contractual arrangements until AAA’s winding up and liquidation. There will be no payment of any portion of the Unwind Fee earned in 2016 or thereafter or with respect to any “net common shares” of Athene Holding transferred by AAA to the new investment vehicle in connection with the Wind-Up Tender Offer. Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the "AAA Services Derivative"). In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act of 1934. Unsettled management fees pursuant to the Amended AAA Services Agreement will be recorded as due from affiliates in the condensed consolidated statement of financial condition. As of June 30, 2014, Apollo had a receivable of $3.1 million recorded in due from affiliates on the condensed consolidated statements of financial condition. As of December 31, 2013, Apollo had a $14.3 million receivable, which was accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement and the Contributed Partnerships for the three and six months ended June 30, 2014 were $2.6 million (of which $0.4 million related to the Amended AAA Services Agreements, as described above) and $5.5 million (of which $0.8 million related to the Amended AAA Services Agreement, as described above) respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations. The total management fees earned by Apollo related to the Amended AAA Services Agreement and the Contributed Partnerships for the three and six months ended June 30, 2013 were $2.5 million (of which $0.6 million related to the Amended AAA Services Agreement, as described above) and $5.6 million (of which $1.2 million related to the Amended AAA Services Agreement, as described above) respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding, (unless such payment in shares would violate Section 16(b) of the Exchange Act, or paid in cash if AAA sells the shares of Athene Holding. For the three and six months ended June 30, 2014, the Company recorded carried interest income less the related profit sharing expense of $0.0 million and $14.6 million, from AAA Investments, which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2013, the Company recorded carried interest income less the related profit sharing expense of $5.9 million and $7.3 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the Company had a $121.3 million and a $100.9 million carried interest receivable, respectively, related to AAA Investments. As of June 30, 2014 and December 31, 2013, the Company had a related profit sharing payable of $34.7 million and $28.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and six months ended June 30, 2014, Apollo earned revenues in the aggregate totaling $112.5 million and $267.1 million, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Services Derivative and the AAA Services Derivative discussed above, which is recorded in the condensed consolidated statement of operations. For the three and six months ended June 30, 2013, Apollo earned revenues in the aggregate totaling $59.2 million and $122.3 million, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Services Derivative and the AAA Services Derivative discussed above, which is recorded in the condensed consolidated statement of operations.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivatives, the Amended Athene Services Agreement and the Amended AAA Services Agreement together with the Athene Services Derivative and the AAA Services Derivative, met the definition of a derivative under U.S. GAAP. The Company had classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. After the settlement of the Athene Services Derivative and the AAA Services Derivatives the unsettled shares receivable recorded in due from affiliates related to the Amended Athene Services Agreement and the Amended AAA Services Agreement are valued at fair value based on the price of Athene. The Company had classified the derivative and the shares receivable as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 5 for further discussion regarding fair value measurements.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2014, there were $0.0 million and $14.0 million of changes in market value recognized related to these derivatives, respectively. For the three and six months ended June 30, 2013, there were $0.3 million of changes in market value recognized related to these derivatives.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26. In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26. The Athene Private Placement offering was concluded during the second quarter with the exception of the final closing on approximately $60 million of additional commitments from affiliates of Athene which are expected to close in the third quarter. AAA Investments did not purchase any additional common shares of Athene Holding as part of the Athene Private Placement.
In connection with the Athene Private Placement, Athene Holding amended its registration rights agreement to provide (i) investors who are party to such agreement, including AAA Investments, the potential opportunity for liquidity on their shares of Athene Holding through sales in registered public offerings over a 15 month period beginning on the date of Athene Holding’s initial public offering (the “Athene IPO”) and (ii) Athene Holding the right to cause certain investors who are party to the registration rights agreement to include in such offerings a certain percentage of their common shares of Athene Holding subject to the terms and conditions set forth in the agreement. However, pursuant to the registration rights agreement, any shares of Athene Holding held by Apollo will not be subject to such arrangements and instead will be subject to a lock-up period of two years following the effective date of the registration statement relating to the Athene IPO, but Athene Holding will not have the right to cause any shares owned by Apollo to be included in the Athene IPO or any follow-on offering.
As of June 30, 2014, AAA Investments’ ownership stake in Athene was reduced as a result of the Athene Private Placement and the issuance of 3.7 million unrestricted common shares of Athene Holding under Athene's management equity plan resulting in an approximate 47.8% economic ownership stake (calculated as if the commitments in the Athene Private Placement closed through June 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, (ii) conversion to common shares of AAA Investments’ note receivable from Athene, or (iii) common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement, and effectively 45% of the voting power.
As a result of the above transactions, Apollo directly owned 4.6% of the economic equity of Athene Holding as of June 30, 2014 (calculated as if the commitments in the Athene Private Placement closed through June 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan or the (ii) conversion to common shares of AAA Investments’ note receivable from Athene, or (iii) common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement.
As of June 30, 2014, the Company's investment in Athene Holding is recorded as an investment on the condensed consolidated statements of financial condition. The Company has classified this investment as a Level III asset in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 5 for further discussion regarding fair value measurements and note 3 for further discussion of the investment in Athene.

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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns of an entity, and (v) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected losses or residual returns of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE.
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
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of June 30, 2014 and December 31, 2013.
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
Except for the Company’s debt obligations related to the 2013 AMH Credit Facilities and 2024 Senior Notes (each as defined in note 9 to our condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
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
Fair Value Option. Apollo elected the fair value option for the Company's investment in Athene Holding, the convertible notes issued by HFA Holdings Limited ("HFA") and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo elected to separately present interest income from other changes in the fair value of the convertible notes in the condensed consolidated statements of operations. See notes 3, 4 and 5 to our condensed consolidated financial statements for further disclosure on the investments in Athene Holding, HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.
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
The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the six months ended June 30, 2014 and 2013.
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. As of June 30, 2014, our total private equity investments were approximately $22.6 billion. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified.
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
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based awards consist of, or provide rights with respect to AOG Units, RSUs, share options, AAA RDUs, ARI restricted stock awards, ARI RSUs and AMTG RSUs. For more information regarding Apollo’s equity-based compensation awards, see note 11 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three and six months ended June 30, 2014 and 2013 are presented in the table below for Plan Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Distribution Yield(1)	16.9%	9.0%	15.5%	7.9%
Cost of Equity Capital Rate(2)	12.3%	18.0%	12.5%	18.0%

(1)	Calculated based on the last twelve months historical distributions paid and the Company' share price as of the measurement date of the grant on a weighted average basis.

(2)
We assumed a discount rate that was equivalent to a cost of equity capital rate as of the valuation date, based on the Capital Asset Pricing Model ("CAPM"). CAPM is a commonly used mathematical model for developing expected returns.

For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 42.9% and 26.0% for the three months ended June 30, 2014 and 2013, respectively, and 40.0% and 22.0% for the six months ended June 30, 2014 and 2013, respectively.
We utilized the Finnerty Model, as previously described above, to calculate a marketability discount on the Plan Grant and Bonus Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.

The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility, (iii) risk-free rate and (iv) dividend yield. The weighted average for the inputs utilized for the shares granted during the three and six months ended June 30, 2014 and 2013 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Plan Grants
Holding Period Restriction (in years)	0.6	0.6	0.6	0.6
Volatility(1)	31.7%	31.0%	31.8%	31.0%
Distribution Yield(2)	16.9%	9.0%	15.5%	9.0%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2	0.2
Volatility(1)	31.3%	30.9%	31.0%	30.4%
Distribution Yield(2)	15.3%	8.9%	15.1%	7.3%

(1)	The Company determined the expected volatility based on the volatility of the Company’s share price with consideration to comparable companies.

(2)	Calculated based on the last twelve months historical distributions paid and the Company's share price as of the measurement date of the grant on a weighted average basis.
For Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 5.0% and 5.2% for the three months ended June 30, 2014, and 2013, respectively, and 5.0% and 5.2% for the six months ended June 30, 2014 and 2013, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.0% and 4.8% for the three months ended June 30, 2014 and 2013, respectively, and 3.0% and 4.9% for the six months ended June 30, 2014 and 2013, respectively.
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

Fair Value Measurements
See note 5 to our condensed consolidated financial statements for a discussion of the Company's fair value measurements.

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

Contractual Obligations, Commitments and Contingencies
As of June 30, 2014, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$19,531	$38,323	$37,001	$35,041	$31,668	$53,586	$215,150
Other long-term obligations(2)	3,409	2,057	104	—	—	—	5,570
2013 AMH Credit Facilities - Term Facility(3)	3,389	6,778	6,778	6,778	6,778	500,339	530,840
2013 AMH Credit Facilities - Revolver Facility(4)	313	625	625	625	625	8	2,821
2024 Senior Notes (5)	10,000	20,000	20,000	20,000	20,000	608,333	698,333
Obligations as of June 30, 2014	$36,642	$67,783	$64,508	$62,444	$59,071	$1,162,266	$1,452,714

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $8.8 million over the remaining periods of 2014 and thereafter.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$500 million of the outstanding Term Facility matures in January 2019. The interest rate on the $500 million Term Facility as of June 30, 2014 was 1.36%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of June 30, 2014 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of June 30, 2014 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of June 30, 2014 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5		8.40	$612.5	3.33	$1,483.1		$591.5
Fund VII	467.2		3.18	177.8	1.21	108.6		39.9
Fund VI	246.2		2.43	6.1	0.06	9.7		0.2
Fund V	100.0		2.67	0.5	0.01	6.3		—
Fund IV	100.0		2.78	0.2	0.01	0.5		—
ANRP	426.1		32.21	10.1	0.76	263.1		6.4
AION	150.0		18.19	50.0	6.06	120.2		39.7
APC	158.5		69.06	0.1	0.04	104.4		0.1
Apollo Rose, L.P.	215.7		100.00	—	—	88.3		—
A.A Mortgage Opportunities, L.P.	200.0		98.43	—	—	145.0		—
Apollo Royalties Management, LLC	100.0		100.00	—	—	84.8		—
Credit:
EPF I(2)	367.8		20.74	24.2	1.37	65.0		5.8
EPF II(2)	416.6		11.38	63.4	1.73	188.2		30.1
COF I	451.1		30.38	29.7	2.00	237.4		4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
COF III	309.6		21.80	34.6	2.44	178.4		20.0
ACLF	23.9		2.43	23.9	2.43	19.4		19.4
Palmetto	18.0		1.19	18.0	1.19	10.9		10.9
AIE II(2)	8.9		3.15	5.5	1.94	0.9		0.5
ESDF	50.0		100.00	—	—	—		—
FCI	193.5		34.62	—	—	96.1		—
FCI II	244.6		15.72	—	—	146.5		—
Franklin Fund	9.9		9.09	9.9	9.09	—		—
Apollo Lincoln Fixed Income Fund	2.5		0.99	2.5	0.99	1.9		1.9
Apollo/Palmetto Loan Portfolio, L.P.	300.0		100.00	—	—	85.0		—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0		100.00	—	—	—		—
AESI(2)	4.8		0.99	4.8	0.99	1.9		1.9
AEC	7.3		2.50	3.2	1.08	2.5		1.1
ACSP	15.0		2.44	15.0	2.44	6.4		6.4
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.5		0.5
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	8.1		7.75	—	—	—		—
Apollo Structured Credit Recovery Master Fund III, Ltd.	65.0		31.72	5.0	2.44	40.9		3.1
Stone Tower Credit Strategies Master Fund, Ltd.	12.9		12.28	—	—	—		—
Apollo Zeus Strategic Investments, L.P.	14.0		3.38	14.0	3.38	8.6		8.6
Apollo Lincoln Private Credit Fund, L.P.	2.5		0.99	2.5	0.99	2.5		2.5
AIE III(2)	12.3		2.91	12.3	2.91	12.3		12.3
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	632.5	(1)	72.78	16.6	1.91	357.6	(1)	6.2
BEA/ AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—		—
AGRE Asia Co-Invest I Limited	50.0		100.00	—	—	35.7		—
CAI Strategic European Real Estate Ltd.	21.5		100.00	—	—	4.1		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(2)	7.5		0.47	—	—	0.6		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.4		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(3)	30.3		7.80	0.9	0.23	8.8		0.3
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
2011 A4 Fund, L.P.	234.7		100.00	—	—	—		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	25.4		0.84	25.4	0.84	21.4		21.4
Total	$8,095.0			$1,196.8		$3,949.3		$835.7

(1)
Figures for AGRE U.S. Real Estate Fund, L.P. include base, additional, and co-investment commitments. A co-investment vehicle within AGRE U.S. Real Estate Fund, L.P. is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.71 as of June 30, 2014.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.37 as of June 30, 2014.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.71 as of June 30, 2014.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at June 30, 2014 and December 31, 2013 of $835.7 million and $843.7 million, respectively.
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
The 2013 AMH Credit Facilities and 2024 Senior Notes (as defined below) will have future impacts on our cash uses. On December 18, 2013, AMH and its subsidiaries and certain other subsidiaries of the Company (collectively, the "Borrowers") entered into new credit facilities (the "2013 AMH Credit Facilities") with JPMorgan Chase Bank, N.A. The 2013 AMH Credit Facilities provide for (i) a term loan facility to AMH (the “Term Facility”) that includes $750 million of the term loan from third-party lenders and $271.7 million of the term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with a final maturity date of January 18, 2019.
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of June 30, 2014 was 1.36% and the commitment fee as of June 30, 2014 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $2.4 million and $5.2 million for the three and six months ended June 30, 2014, respectively.
As of June 30, 2014 and December 31, 2013, $500 million and $750 million of the Term Facility was outstanding with third-party lenders, respectively, and there was approximately $271.7 million of the Term Facility that was held by a subsidiary of the Company. As of June 30, 2014 and December 31, 2013, the Revolver Facility was undrawn. The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is believed to be approximately $501.3 million based on obtained broker quotes as of June 30, 2014. The $500.0 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2014 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities. The Company has determined that the long-term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair value hierarchy based on the Company's number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
In accordance with U.S. GAAP, the Company determined that the refinancing of the outstanding loans under the 2007 AMH Credit Agreement resulted in a debt extinguishment. The Company capitalized debt issuance costs of $6.6 million incurred in relation to the 2013 AMH Credit Facilities, which was recorded in other assets in the condensed consolidated statements of financial condition as of December 31, 2013 to be amortized over the life of the term loan and line of credit. In connection with the repayment of the Term Facility, $1.9 million of unamortized debt issuance costs were recognized by the Company as loss on extinguishment recorded in other income, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively.
The 2013 AMH Credit Facilities are guaranteed and collateralized by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of fee-generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
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

On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the "2024 Senior Notes"), at an issue price of 99.722%. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $1.7 million for the three and six months ended June 30, 2014.

The Company capitalized debt issuance costs of $5.5 million incurred in connection with the issuance of the 2024 Senior Notes, which was recorded in other assets in the condensed consolidated statements of financial condition as of June 30, 2014 to be amortized over the term of the notes. Debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.1 million for the three and six months ended June 30, 2014.

The 2024 Senior Notes are guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indenture governing the 2024 Senior Notes (the "2024 Senior Notes Indenture"). The 2024 Senior Notes Indenture includes covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2024 Senior Notes Indenture also provides for customary events of default.

The estimated fair value of the Company's long-term debt obligation related to the 2024 Senior Notes is believed to be approximately $502.3 million based on obtained broker quotes as of June 30, 2014. The $500.0 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2014 is the amount for which the Company expects to settle the 2024 Senior Notes. The Company has determined that the long-term debt obligation related to the 2024 Senior Notes would be categorized as a Level II liability in the fair value hierarchy based on the number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of June 30, 2014 and December 31, 2013, the Company had not recorded an obligation for any previously made distributions.

Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through June 30, 2014 and that would be reversed approximates $4.1 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. The table below indicates the potential future reversal of carried interest income:

As of June 30, 2014
(in thousands)
Private Equity Funds:
Fund VII	$1,824,225
Fund VI	1,302,604
Fund V	74,943
Fund IV	5,150
AAA/Other	188,445
Total Private Equity Funds	3,395,367
Credit Funds:
U.S. Performing Credit	308,265
Structured Credit	60,255
European Credit Funds	79,038
Non-Performing Loans	221,996
Opportunistic Credit	65,673
Total Credit Funds	735,227
Real Estate Funds:
CPI Funds	7,210
AGRE U.S. Real Estate Fund, L.P.	5,836
Other	3,904
Total Real Estate Funds	16,950
Total	$4,147,544
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
AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of June 30, 2014, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the contingent obligation was $101.7 million and $121.4 million as of June 30, 2014 and December 31, 2013, respectively.

In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $13.5 million and $14.1 million as of June 30, 2014 and December 31, 2013, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
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
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding our business.
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12-cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On June 13, 2013, the Court extended all defendants’ deadlines to respond to the Frank complaint until 21 days after a ruling on the motion to transfer and consolidate. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the Court held oral argument on Defendants’ motions to dismiss. On March 28, 2014, the Court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the Court directed the Clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the Court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo's funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The Report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC ("Arvco") (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS's purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and in fact alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but recently was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro's plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS investing decisions and improperly preparing disclosure letters to satisfy Apollo's requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial is now scheduled for February 23, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the "Arvco Debtors") brought a civil action in the United States Bankruptcy Court for the District of Nevada against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seek to recover purported fees they claim Apollo has not paid them for a portion of Arvco's placement agent services.  In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors' commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations.  The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses.  The Arvco Debtors' complaint asserts various theories of recovery under the Bankruptcy Code and common law.  Apollo denies the merit of all of the Arvco Debtors' claims and will vigorously contest them.  The Bankruptcy Court has stayed this action pending the result in the criminal case against Mr. Villalobos.  For these reasons, no estimate of possible loss, if any, can be made at this time.
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

ITEM 1A.     RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2014.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
Unregistered Sale of Equity Securities
On April 8, 2014, May 12, 2014 and May 15, 2014, we issued 150,000, 850,866 and 125,108 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $4,414,500, $21,317,767 and $3,214,025, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

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

4.2
Indenture dated as of May 30, 2014, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014 (File No. 001-35107)).

4.3
First Supplemental Indenture dated as of May 30, 2014, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014 (File No. 001-35107)).

4.4
Form of 4.000% Senior Note due 2024 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014 (File No. 001-35107), which is incorporated by reference).

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

10.11
Second Amended and Restated Exchange Agreement, dated as of March 5, 2014, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

10.12
Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 7, 2013 (File No. 001-35107)).

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

10.23
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-Q for the Registration Statement on Form S-1 (File No. 333-150141)).

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

10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

*+10.27	Amended and Restated Employment Agreement with James Zelter dated as of June 20, 2014.

+10.28	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

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

*+10.31	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for new independent directors).

*+10.32	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for continuing independent directors).

*+10.33	Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan.

*+10.34	Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Retired Partners).

10.35	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.36	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.37	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.38
First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.39
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

10.40
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

+10.41
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.42	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.43	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.44
Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

+10.45
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

+10.51
Second Amended and Restated Limited Partnership Agreement Apollo Credit Opportunity CM Executive Carry I, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.47 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.52
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity CM Executive Carry II, L.P. dated January 12, 2011 and made effective as of July 14, 2009(incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.53
Second Amended and Restated Exempted Limited Partnership Agreement of AGM Incentive Pool, L.P., dated June 29, 2012 (incorporated by reference to Exhibit 10.49 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.54
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

10.55
Transition Agreement, dated as of March 19, 2014, by and among Marc A. Spilker, Apollo Management Holdings, L.P. and Apollo Global Management, LLC (incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

*+10.56	Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014.

*+10.57	Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: August 11, 2014	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)