Form 10-Q
period 2014-09-30
Apollo Global Management LLC
filed 2014-11-07
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2014 there were 163,043,604 Class A shares and 1 Class B share outstanding.

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
Terms Used in This Report
In this quarterly report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to Apollo Global Management, LLC, a Delaware limited liability company, and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, or as the context may otherwise require;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows for all of the investors in the fund on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2014 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,412,298	$1,078,120
Cash and cash equivalents held at consolidated funds	685	1,417
Restricted cash	7,520	9,199
Investments	2,868,324	2,393,883
Assets of consolidated variable interest entities:
Cash and cash equivalents	901,910	1,095,170
Investments, at fair value	15,757,043	14,126,362
Other assets	568,320	280,718
Carried interest receivable	1,432,274	2,287,075
Due from affiliates	246,031	317,247
Fixed assets, net	36,773	40,251
Deferred tax assets	658,872	660,199
Other assets	89,684	44,170
Goodwill	49,243	49,243
Intangible assets, net	68,628	94,927
Total Assets	$24,097,605	$22,477,981
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$76,080	$38,159
Accrued compensation and benefits	119,349	41,711
Deferred revenue	316,177	279,479
Due to affiliates	583,317	595,371
Profit sharing payable	755,322	992,240
Debt	1,015,952	750,000
Liabilities of consolidated variable interest entities:
Debt, at fair value	14,085,727	12,423,962
Other liabilities	938,682	605,063
Other liabilities	38,089	63,274
Total Liabilities	17,928,695	15,789,259
Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 159,956,660 and 146,280,784 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid in capital	2,355,627	2,624,582
Accumulated deficit	(1,422,874)	(1,568,487)
Appropriated partners’ capital	1,062,779	1,581,079
Accumulated other comprehensive (loss) income	(318)	95
Total Apollo Global Management, LLC shareholders’ equity	1,995,214	2,637,269
Non-Controlling Interests in consolidated entities	3,105,455	2,669,730
Non-Controlling Interests in Apollo Operating Group	1,068,241	1,381,723
Total Shareholders’ Equity	6,168,910	6,688,722
Total Liabilities and Shareholders’ Equity	$24,097,605	$22,477,981
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Advisory and transaction fees from affiliates, net	$71,071	$28,961	$247,922	$141,465
Management fees from affiliates	207,297	151,127	643,508	456,644
Carried interest (loss) income from affiliates	(57,233)	952,001	393,257	2,340,314
Total Revenues	221,135	1,132,089	1,284,687	2,938,423
Expenses:
Compensation and benefits:
Equity-based compensation	13,987	20,832	101,676	109,619
Salary, bonus and benefits	90,402	81,266	260,764	223,944
Profit sharing expense	(5,804)	424,542	258,933	975,406
Total Compensation and Benefits	98,585	526,640	621,373	1,308,969
Interest expense	7,389	7,179	15,027	22,291
Professional fees	17,936	18,752	57,599	56,477
General, administrative and other	23,652	21,720	73,621	70,698
Placement fees	8,760	3,185	14,035	15,663
Occupancy	9,916	9,849	30,237	29,803
Depreciation and amortization	11,150	12,790	33,984	41,603
Total Expenses	177,388	600,115	845,876	1,545,504
Other (Loss) Income:
Net gains from investment activities	12	74,045	213,886	127,294
Net (losses) gains from investment activities of consolidated variable interest entities	(98,848)	78,601	(7,688)	91,264
Income from equity method investments	4,445	32,236	58,056	80,116
Interest income	2,243	3,304	8,297	9,444
Other income, net	10,013	22,634	29,782	26,710
Total Other (Loss) Income	(82,135)	210,820	302,333	334,828
(Loss) income before income tax provision	(38,388)	742,794	741,144	1,727,747
Income tax provision	(29,376)	(47,204)	(96,962)	(83,922)
Net (Loss) Income	(67,764)	695,590	644,182	1,643,825
Net loss (income) attributable to Non-controlling Interests	69,974	(503,074)	(498,135)	(1,143,594)
Net Income Attributable to Apollo Global Management, LLC	$2,210	$192,516	$146,047	$500,231
Distributions Declared per Class A Share	$0.46	$1.32	$2.38	$2.94
Net (Loss) Income Per Class A Share:
Net (Loss) Income Available to Class A Share – Basic	$(0.05)	$1.13	$0.58	$3.11
Net (Loss) Income Available to Class A Share –Diluted	$(0.05)	$1.13	$0.58	$3.08
Weighted Average Number of Class A Shares – Basic	158,466,602	142,829,913	153,071,007	137,165,119
Weighted Average Number of Class A Shares – Diluted	158,466,602	146,212,984	153,071,007	140,423,929
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (Loss) Income	$(67,764)	$695,590	$644,182	$1,643,825
Other Comprehensive Income (Loss), net of tax:
Net gain (loss) from change in fair value of cash flow hedge instruments	27	—	(1,016)	—
Net gain (loss) on available-for-sale securities (from equity method investment)	1	(4)	(3)	(9)
Total Other Comprehensive Income (Loss), net of tax	28	(4)	(1,019)	(9)
Comprehensive (Loss) Income	(67,736)	695,586	643,163	1,643,816
Comprehensive Income attributable to Non-Controlling Interests	(61,937)	(434,303)	(570,755)	(1,076,823)
Comprehensive (Loss) Income Attributable to Apollo Global Management, LLC	$(129,673)	$261,283	$72,408	$566,993
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2013	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	(766)	—	—	—	(766)	—	—	(766)
Capital increase related to equity-based compensation	—	—	88,394	—	—	—	88,394	—	19,163	107,557
Capital contributions	—	—	—	—	—	—	—	489,636	—	489,636
Distributions	—	—	(479,330)	—	(139,056)	—	(618,386)	(93,501)	(744,242)	(1,456,129)
Distributions related to deliveries of Class A shares for RSUs	4,876,877	—	26,162	(80,670)	—	—	(54,508)	—	—	(54,508)
Purchase of AAA units	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(1,921)	—	—	—	(1,921)	1,921	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,027	—	—	—	1,027	—	—	1,027
Exchange of AOG Units for Class A shares	8,769,364	—	64,631	—	—	—	64,631	—	(50,819)	13,812
Net income	—	—	—	500,231	66,812	—	567,043	104,271	972,511	1,643,825
Net (loss) gain on available-for-sale securities (from equity method investment)	—	—	—	—	—	(50)	(50)	—	41	(9)
Balance at September 30, 2013	143,700,234	1	$2,741,531	$(1,722,459)	$1,693,116	$94	$2,712,282	$2,333,213	$1,340,007	$6,385,502
Balance at January 1, 2014	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	4,016	—	—	—	4,016	—	—	4,016
Capital increase related to equity-based compensation	—	—	88,312	—	—	—	88,312	—	—	88,312
Capital contributions	—	—	—	—	135,356	—	135,356	701,802	—	837,158
Distributions	—	—	(421,022)	—	(580,430)	—	(1,001,452)	(490,500)	(628,570)	(2,120,522)
Distributions related to deliveries of Class A shares for RSUs	7,457,755	—	16,806	(434)	—	—	16,372	—	—	16,372
Purchase of AAA units	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Exchange of AOG Units for Class A shares	6,218,121	—	45,173	—	—	—	45,173	—	(34,355)	10,818
Net income	—	—	—	146,047	(73,226)	—	72,821	221,312	350,049	644,182
Change in cash flow hedge instruments	—	—	—	—	—	(410)	(410)	—	(606)	(1,016)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(3)	(3)	—	—	(3)
Balance at September 30, 2014	159,956,660	1	$2,355,627	$(1,422,874)	$1,062,779	$(318)	$1,995,214	$3,105,455	$1,068,241	$6,168,910
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(dollars in thousands, except share data)

	2014	2013
Cash Flows from Operating Activities:
Net income	$644,182	$1,643,825
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	101,676	109,619
Non-cash management fees	(12,839)	—
Depreciation and amortization	7,685	8,409
Amortization of intangible assets	26,299	33,194
Amortization of debt issuance costs	3,054	448
Unrealized (gains) losses from investment in HFA and other investments	(21,726)	9,206
Gain on settlement of contingent obligation	(13,395)	—
Non-cash interest income	(1,725)	(2,526)
Income from equity awards received for directors’ fees	(468)	(1,239)
Cash distributions of earnings from equity method investments	50,432	77,563
Realized loss from investment in HFA and other investments	12,871	—
Income from equity method investments	(58,056)	(80,116)
Change in fair value on derivatives	(14,039)	(3,202)
Change in fair value of contingent obligations	5,526	47,523
Excess tax benefits from share-based payment arrangements	(16,806)	—
Deferred taxes, net	27,002	76,764
Net loss on disposal of assets	11	26
Changes in assets and liabilities:
Carried interest receivable	854,801	(453,805)
Due from affiliates	(171,404)	(58,934)
Other assets	(28,729)	(12,449)
Accounts payable and accrued expenses	54,727	11,462
Accrued compensation and benefits	76,976	61,729
Deferred revenue	36,698	14,921
Due to affiliates	(70,392)	(79,074)
Profit sharing payable	(205,432)	172,753
Other liabilities	4,665	(2,646)
Apollo Funds related:
Net realized gains from investment activities	(38,214)	(68,878)
Net unrealized gains from investment activities	(42,706)	(59,809)
Net realized gains on debt	(101,745)	(139,619)
Net unrealized losses on debt	77,445	203,353
Distributions from investment activities	—	66,796
Change in cash held at consolidated variable interest entities	193,260	659,176
Purchases of investments	(8,734,742)	(7,968,793)
Proceeds from sale of investments and liquidating distributions	6,985,826	6,867,820
Change in other assets	(287,602)	(297,017)
Change in other liabilities	368,772	168,112
Net Cash (Used in) Provided by Operating Activities	$(288,112)	$1,004,592

Cash Flows from Investing Activities:
Purchases of fixed assets	(4,333)	(6,775)
Proceeds from disposals of fixed assets	115	2,282
Proceeds from sale of investments	50,000	—
Cash contributions to equity method investments	(88,114)	(64,217)
Cash distributions from equity method investments	48,008	79,177
Change in restricted cash	1,679	(734)
Net Cash Provided by Investing Activities	$7,355	$9,733
Cash Flows from Financing Activities:
Principal repayments of debt	(250,000)	(9,545)
Issuance of debt	515,926	—
Issuance costs	(5,478)	—
Net loss related to cash flow hedge instruments	(1,051)	—
Satisfaction of tax receivable agreement	(32,032)	—
Satisfaction of contingent obligations	(30,731)	—
Distributions related to deliveries of Class A shares for RSUs	(434)	(80,670)
Distributions to Non-Controlling Interests in consolidated entities	(12,257)	(9,625)
Contributions from Non-Controlling Interests in consolidated entities	2,074	289
Distributions paid	(380,497)	(428,554)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(628,570)	(744,242)
Excess tax benefits from share-based payment arrangements	16,806	—
Apollo Funds related:
Issuance of debt	3,704,898	2,095,707
Principal repayment of debt	(2,035,653)	(1,850,403)
Purchase of AAA units	(312)	(62,326)
Distributions paid	(570,673)	(139,056)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(332,784)	(83,876)
Contributions from Non-Controlling Interests in consolidated variable interest entities	654,971	489,347
Net Cash Provided by (Used in) Financing Activities	$614,203	$(822,954)
Net Increase in Cash and Cash Equivalents	333,446	191,371
Cash and Cash Equivalents, Beginning of Period	1,079,537	947,451
Cash and Cash Equivalents, End of Period	$1,412,983	$1,138,822
Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,539	$30,484
Interest paid by consolidated variable interest entities	118,929	92,389
Income taxes paid	37,006	6,343
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$—	$935
Non-cash distributions from equity method investments	(7,243)	(1,975)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	(40,525)	(50,776)
Non-cash contributions to Non-Controlling Interests in consolidated entities from Appropriated Partners' Capital	9,757	—
Non-cash distributions from Non-Controlling Interests in consolidated entities to Appropriated Partners' Capital	(135,357)	—
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	—	19,163
Satisfaction of liability related to AAA RDUs	1,183	1,027
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	3,423	1,921
Net transfer of AAA ownership interest from Apollo Global Management, LLC	(3,423)	(1,921)
Unrealized loss on available for sale securities (from equity method investment)	(3)	(50)
Capital increases related to equity-based compensation	88,312	88,394
Dilution impact of issuance of Class A shares	4,016	(766)
Tax benefits related to deliveries of Class A shares for RSUs	—	(26,162)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$58,696	$92,080
Due to affiliates	(47,878)	(78,268)
Additional paid in capital	(10,818)	(13,812)
Non-Controlling Interest in Apollo Operating Group	34,355	50,819
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
As of September 30, 2014, the Company owned, through three intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, and APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 41.8% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership ("Holdings"), is the entity through which the Managing Partners and certain of the Company's other partners (the "Contributing Partners") indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of September 30, 2014, Holdings owned the remaining 58.2% of the economic interests in the Apollo Operating Group. The Company consolidates the financial

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
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
In November 2013, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 2.3 million Class A shares were issued by the Company in the exchange. The dilution of Holdings' economic interest in the Apollo Operating Group, as a result of the exchange, resulted in a transfer of $12.2 million to Apollo Global Management, LLC's shareholders' equity from Non-Controlling Interests in the Apollo Operating Group.
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
Assets and liabilities of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of September 30, 2014 and December 31, 2013.
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
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of September 30, 2014, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the ownership interest held by limited partners in AP Alternative Assets, L.P. ("AAA"). Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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
Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option was elected. The unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated VIEs, respectively, in the condensed consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:
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
Fair Value Option—Apollo has elected the fair value option for the Company's investment in Athene Holding Ltd. ("Athene Holding" and together with its subsidiaries "Athene"), the convertible notes issued by HFA Holdings Limited (“HFA”) and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible notes in the condensed consolidated statements of operations. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding, HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.

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
Goodwill and Intangible Assets
Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2014, the Company performed its annual impairment testing. As the fair value of each of the Company’s reporting units was in excess of its carrying value as of June 30, 2014, there was no impairment of goodwill and there was no impairment of indefinite-life intangible assets at such time.
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
The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and nine months ended September 30, 2014 and 2013.
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
Changes in the fair value of the contingent consideration obligations that were recognized in connection with certain Apollo acquisitions are reflected in the Company’s condensed consolidated statements of operations as profit sharing expense.
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
Other Income (Loss), Net—Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 12), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates, gains arising from extinguishment of contingent consideration obligations and other miscellaneous non-operating income and expenses.
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
Use of Estimates—The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, contingent consideration obligations related to acquisitions, non-cash compensation, and fair value of investments and debt. Actual results could differ materially from those estimates.

Condensed Consolidated Statements of Cash Flows— During the second quarter of 2014, the Company identified that return on capital related to cash distributions from equity method investments had been previously reported as cash flows provided by investing activities. Cash flows received from equity method investments should have been separately identified as either return of investment or return on investment. Cash flows from the return of investment should be presented in cash flows provided by investing activities and return on investment presented within cash flows provided by operating activities. The Company

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

restated the previously presented cash flows for these cash distributions from equity method investments and, in doing so, for the nine months ended September 30, 2013, the condensed consolidated statement of cash flows was restated to increase net cash flows provided by operating activities by $77.6 million with a corresponding decrease in net cash flows provided by investing activities. The Company has evaluated the effect of the incorrect presentation both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
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

In July 2013, the FASB issued guidance to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date (e.g. an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled). The guidance does not require new recurring disclosures. The guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists at the reporting

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance provides that the amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued guidance to improve the definition of discontinued operations and to enhance convergence between the FASB’s and International Accounting Standard Board’s ("IASB") reporting requirements for discontinued operations. The new definition of discontinued operations limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The new guidance affects entities that have either of the following: (1) a component of an entity that either is disposed of or meets the criteria under current guidance to be classified as held for sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria under current guidance to be classified as held for sale. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications has held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements, including the timing of the recognition of carried interest income.

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

In August 2014, the FASB issued guidance to eliminate diversity in practice in the accounting for measurement differences in both the initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. A reporting entity that consolidates a collateralized financing entity within the scope of the new guidance may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in the new guidance or the existing guidance on fair value measurement. When the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

measurement alternative is not elected for a consolidated collateralized financing entity within the scope of the new guidance, the new guidance clarifies that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of the existing guidance on fair value measurement and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). When a reporting entity elects the measurement alternative included in the new guidance for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The new guidance clarifies that when the measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interests in the collateralized financing entity, including (1) changes in the fair value of the beneficial interests retained by the reporting entity and (2) beneficial interests that represent compensation for services. Beneficial interests retained by the reporting entity that represent compensation for services (for example, management fees or servicing fees) and nonfinancial assets that are held temporarily by a collateralized financing entity should be measured in accordance with other applicable guidance. The guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the existing variable interest entity guidance when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other guidance and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The guidance is expected to impact the measurement of the financial assets or financial liabilities of the Company’s consolidated collateralized loan obligation vehicles and have a material impact on the recognition of appropriated partners’ capital, although the impact on net income attributable to the Company is not expected to be material.

In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following: 1) principal conditions that initially give rise to substantial doubt, 2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and 3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: 1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, 2) the principal conditions that give rise to substantial doubt, 3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and 4) management's plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. This guidance is not expected to have an impact on the condensed consolidated financial statements of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

3. INVESTMENTS
The following table represents Apollo’s investments:

	As of September 30, 2014	As of December 31, 2013
Investments, at fair value	$2,444,018	$2,012,027
Equity method investments	424,306	381,856
Total Investments	$2,868,324	$2,393,883

Investments, at Fair Value

Investments, at fair value, consist of financial instruments held by AAA, the Company's investment in Athene Holding, investments held by the Apollo Credit Senior Loan Fund, L.P. ("Apollo Senior Loan Fund"), and other investments held by the Company at fair value. Other investments include the Company's investment in HFA. As of September 30, 2014 and December 31, 2013, the net assets of the consolidated funds (excluding VIEs) were $2,175.1 million and $1,971.1 million, respectively. The following investments, except the investment in Athene Holding and other investments, are presented as a percentage of net assets of the consolidated funds:

	As of September 30, 2014					As of December 31, 2013
	Fair Value					Fair Value
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds
AAA	$2,147,104	$—	$2,147,104	$1,494,358	98.7%	$1,942,051	$—	$1,942,051	$1,494,358	98.5%
Athene Holding	22,018	243,295	265,313	265,220	N/A	—	—	—	—	N/A
Apollo Senior Loan Fund	—	30,180	30,180	30,139	1.4	—	29,603	29,603	29,226	1.5
Other Investments	1,307	114	1,421	4,214	N/A	839	39,534	40,373	65,377	N/A
Total	$2,170,429	$273,589	$2,444,018	$1,793,931	100.1%	$1,942,890	$69,137	$2,012,027	$1,588,961	100.0%
Securities
As of September 30, 2014 and December 31, 2013, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following table represents the sole investment of AAA Investments, which constitutes more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	As of September 30, 2014				As of December 31, 2013
	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds
Athene Holding	Equity	$2,246,401	$1,365,940	103.3%	Equity	$1,950,010	$1,331,942	98.9%
As of September 30, 2014, AAA Investments portfolio consisted of a single investment in the equity of Athene Holding. Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
As of September 30, 2014 and December 31, 2013, AAA, through its investment in AAA Investments was the largest shareholder of Athene Holding with an economic ownership stake of approximately 48.3% (calculated as if the commitments in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the Athene Private Placement (as defined below) closed through September 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan or (ii) common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement subsequent to September 30, 2014) and 72.5% (without giving effect to (i) restricted common shares issued under Athene's management equity plan, (ii) the common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement subsequent to December 31, 2013 and (iii) conversion of AAA Investments' note receivable), respectively, and effectively held 45% of the voting power of Athene. AAA Investments’ ownership interest in Athene is held indirectly through its subsidiaries. During 2014, AAA Investments' ownership stake in Athene was reduced as a result of the Athene Private Placement (as defined below), the issuance of 3.7 million unrestricted common shares of Athene Holding under Athene’s management equity plan) and issuances of shares under the Amended AAA Services Agreement and the Amended Athene Services Agreement, and increased by the conversion to common shares of AAA Investments’ note receivable from Athene. See note 12 for further information regarding Athene.
At September 30, 2014 and December 31, 2013, Athene’s fair value was determined using the embedded value method which was based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The net assets of Athene consist of the current and projected assets less the current and projected liabilities related to in force insurance contracts. For purposes of the excess capital calculation the assets are valued at fair value using our valuation methodology disclosed in note 2. The approach of using actuarially projected asset and liability income to value an insurance company is widely used by market participants in the insurance industry, particularly in private company acquisitions. The embedded value of the in force insurance contracts incorporates actuarial projections of expected income utilizing most recently available policyholder contract and experience data, industry information and assumptions, general economic and market conditions, and other factors deemed relevant, including the cost of capital. In addition, consideration is also given to comparable company multiples in the determination of fair value.
Athene Holding
As further described in note 12, in the second quarter of 2014, Athene Holding raised $1.218 billion of net equity commitments (the “Athene Private Placement”), which was priced at $26 per common share of Athene Holding. In connection with the Athene Private Placement, both the Athene Services Derivative and the AAA Services Derivative (as defined in note 12) were settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivatives were terminated. Following settlement of these derivatives, future monitoring fees and management fees paid to Apollo pursuant to the Amended Athene Services Agreement and the Amended AAA Services Agreement, respectively, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act).

The Company elected the fair value option for its investment in Athene Holding at the time of settlement of the Athene Services Derivative and AAA Services Derivative. The Company has classified this investment as a Level III asset in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The investment is valued based on the price of a common share of Athene Holding, which as of September 30, 2014 was determined using the embedded value method. See note 5 for further discussion regarding fair value leveling and note 12 for further information regarding Athene.
 Apollo Senior Loan Fund
On December 31, 2011, the Company became the sole investor in the Apollo Senior Loan Fund and therefore consolidated the assets and liabilities of the fund. The fund invests in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments. At least 90% of the Apollo Senior Loan Fund’s portfolio of investments must consist of senior secured, floating rate loans or cash or cash equivalents. Up to 10% of the Apollo Senior Loan Fund’s portfolio may consist of non-first lien fixed income investments and other income generating fixed income investments, including but not limited to senior secured bonds. The Apollo Senior Loan Fund may not purchase assets rated (tranche rating) at B3 or lower by Moody’s, or equivalent rating by another nationally recognized rating agency.
The Company has classified the instruments associated with the Apollo Senior Loan Fund investment within the respective level in the fair value hierarchy. See note 5 for further discussion regarding fair value leveling.

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
Net Gains (Losses) from Investment Activities
Net gains from investment activities in the condensed consolidated statements of operations include net realized gains from sales of investments, and the change in net unrealized gains resulting from changes in fair value or reversal of realization of gains/losses of the consolidated funds’ investments and realization of previously unrealized gains. Additionally, net gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains from investment activities for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014
	Private Equity	Credit	Total
Realized losses on sales of investments	$—	$(12,802)	$(12,802)
Change in net unrealized gains due to changes in fair values	125	12,689	12,814
Net Gains (Losses) from Investment Activities	$125	$(113)	$12

	For the Three Months Ended September 30, 2013
	Private Equity	Credit	Total
Realized losses on sales of investments	$—	$(59)	$(59)
Change in net unrealized gains (losses) due to changes in fair values	81,039	(6,935)	74,104
Net Gains (Losses) from Investment Activities	$81,039	$(6,994)	$74,045

	For the Nine Months Ended September 30, 2014
	Private Equity	Credit	Total
Realized losses on sales of investments	$—	$(12,649)	$(12,649)
Change in net unrealized gains due to changes in fair values	205,052	21,483	226,535
Net Gains from Investment Activities	$205,052	$8,834	$213,886

	For the Nine Months Ended September 30, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$349	$349
Change in net unrealized gains (losses) due to changes in fair values	135,872	(8,927)	126,945
Net Gains (Losses) from Investment Activities	$135,872	$(8,578)	$127,294

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity Method Investments
Apollo's equity method investments include its investments in Apollo private equity, credit and real estate funds, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of operating income generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments as of September 30, 2014 and December 31, 2013 consisted of the following:

	Equity Held as of
	September 30, 2014		% of Ownership		December 31, 2013		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$1,294		0.057%		$1,168		0.057%
Apollo Investment Fund IV, L.P. ("Fund IV")	8		0.023		9		0.019
Apollo Investment Fund V, L.P. ("Fund V")	75		0.026		94		0.020
Apollo Investment Fund VI, L.P. ("Fund VI")	7,095		0.114		9,964		0.103
Apollo Investment Fund VII, L.P. ("Fund VII")	121,042		1.240		137,960		1.258
Apollo Investment Fund VIII, L.P. ("Fund VIII")	33,531		2.176		4,310		3.996
Apollo Natural Resources Partners, L.P. ("ANRP")	5,887		0.777		3,735		0.831
AION Capital Partners Limited ("AION")	17,811		5.997		6,425		9.970
Apollo Asia Private Credit Fund, L.P. ("APC")	43		0.044		49		0.046
VC Holdings, L.P. Series A ("Vantium A/B")	9		6.450		15		6.450
VC Holdings, L.P. Series C ("Vantium C")	31		2.071		1,233		2.071
VC Holdings, L.P. Series D ("Vantium D")	183		6.345		2,190		6.345
Total Private Equity Funds(5)	187,009				167,152
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. ("SOMA")	7,489		0.837		6,833		0.853
Apollo Value Strategic Fund, L.P. ("VIF")	152		0.073		151		0.124
Apollo Strategic Value Fund, L.P. ("SVF")	10		0.034		17		0.079
Apollo Credit Liquidity Fund, L.P. ("ACLF")	4,645		2.391		4,559		3.341
Apollo Credit Opportunity Fund I, L.P. ("COF I")	2,753		1.856		10,077		1.850
Apollo Credit Opportunity Fund II, L.P. ("COF II")	2,397		1.473		5,015		1.428
Apollo Credit Opportunity Fund III, L.P. ("COF III")	10,673		1.068		6,720		2.450
Apollo European Principal Finance Fund, L.P. ("EPF I")	10,860		1.427		19,332		1.363
Apollo European Principal Finance Fund II, L.P. ("EPF II")	37,215		1.752		23,212		1.994
Apollo Investment Europe II, L.P. ("AIE II")	3,485		2.974		4,500		2.772
Apollo Europe Co-Investors III (D), LLC ("AIE III")	844		2.910		—		—
Apollo Palmetto Strategic Partnership, L.P. ("Palmetto")	13,979		1.186		16,054		1.186
Apollo Senior Floating Rate Fund Inc. ("AFT")	90		0.030		95		0.034
Apollo Residential Mortgage, Inc. ("AMTG") (3)	4,403	(1)	0.646	(1)	4,015	(2)	0.632	(2)
Apollo European Credit, L.P. ("AEC")	2,579		1.081		2,482		1.230
Apollo European Strategic Investments, L.P. ("AESI")	3,964		0.990		3,732		0.956
Apollo Centre Street Partnership, L.P. ("ACSP")	11,769		2.440		7,690		2.465
Apollo Investment Corporation ("AINV") (4)	63,099	(1)	2.988	(1)	55,951	(2)	2.933	(2)
Apollo SK Strategic Investments, L.P. ("SK")	1,803		1.017		1,714		0.997
Apollo SPN Investments I, L.P.	4,657		0.670		4,457		0.828
CION Investment Corporation ("CION")	1,000		0.261		1,000		0.716
Apollo Tactical Income Fund Inc. ("AIF")	91		0.032		94		0.036
Apollo Franklin Partnership, L.P. ("Franklin Fund")	10,387		9.091		10,178		9.107
Apollo Zeus Strategic Investments, L.P. ("Zeus")	5,962		3.380		1,678		3.383
Apollo Lincoln Fixed Income Fund, L.P.	1,209		0.993		—		—
Apollo Structured Credit Recovery Master Fund III, L.P.	4,859		2.439		—		—
Apollo Total Return Fund L.P.	163		0.060		—		—
Apollo Credit Short Opportunities Fund L.P.	19		0.041		—		—
Total Credit Funds(5)	210,556				189,556
Real Estate:
ARI(3)	13,849	(1)	1.495	(1)	11,550	(2)	1.500	(2)
AGRE U.S. Real Estate Fund, L.P.	8,987		1.845		9,473		1.845
CPI Capital Partners North America, L.P.	153		0.409		272		0.416
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	97		0.039		106		0.042
Apollo GSS Holding (Cayman), L.P.	3,565		4.750		3,670		3.460
BEA/AGRE China Real Estate Fund, L.P.	85		1.031		72		1.031
Total Real Estate Funds(5)	26,741				25,148
Total	$424,306				$381,856

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Amounts are as of June 30, 2014.

(2)	Amounts are as of September 30, 2013.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $57,793 and $57,249 based on the quoted market price as of September 30, 2014 and December 31, 2013, respectively.

(5)	Certain funds invest across multiple segments. Presentation in the table above is based on majority of fund investment classification.

As of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, on an individual or aggregate basis, no equity method investment held by Apollo met the significance criteria as defined by the SEC. As such, Apollo is not required to present summarized income statement information for any of its equity method investments.

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
The assets of these consolidated VIEs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated VIEs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated VIEs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments into certain consolidated CLOs. As of September 30, 2014, the Company had a $24.2 million investment in a consolidated CLO, which eliminates in consolidation.
Investment in Champ L.P.
On September 30, 2014, the Company, through a wholly-owned subsidiary, acquired a 25.6% ownership interest in Champ L.P. following which a wholly-owned subsidiary of Champ L.P. then acquired a 35% ownership interest in KBC Bank Deutschland AG ("KBC Bank"), the German subsidiary of Belgian KBC Group NV (the "KBC Transaction"). Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and the bank will operate under the name BKB Bank. As of September 30, 2014, the Company had invested $16.9 million in Champ L.P. The Company, together with other affiliated investors, in aggregate, own 100% of Champ L.P.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company, through its aforementioned wholly-owned subsidiary, is the general partner and primary beneficiary of Champ, L.P., which meets the definition of a VIE. Accordingly, the Company has consolidated Champ, L.P. in accordance with the policy described in note 2. The Company's investment in Champ, L.P. is eliminated in consolidation.
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three and nine months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net unrealized (losses) gains from investment activities	$(171,640)	$37,097	$(162,102)	$(75,964)
Net realized gains (losses) from investment activities	21,170	(15,388)	37,992	68,529
Net (losses) gains from investment activities	(150,470)	21,709	(124,110)	(7,435)
Net unrealized losses from debt	(70,917)	(47,104)	(77,445)	(203,352)
Net realized gains from debt	101,388	56,222	101,745	139,619
Net gains (losses) from debt	30,471	9,118	24,300	(63,733)
Interest and other income	163,747	159,111	481,883	488,737
Interest and other expenses	(142,596)	(111,337)	(389,761)	(326,305)
Net (Losses) Gains from Investment Activities of Consolidated Variable Interest Entities	$(98,848)	$78,601	$(7,688)	$91,264

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014				As of December 31, 2013
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$13,367,636	1.54%		7.8	$11,877,744	1.31%		7.3
Subordinated Notes(2)(3)	1,132,466	N/A	(1)	9.0	963,099	N/A	(1)	8.1
Total	$14,500,102				$12,840,843

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of September 30, 2014 and December 31, 2013 was $14,085.7 million and $12,424.0 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of September 30, 2014 and December 31, 2013, the fair value of the consolidated VIE assets was $17,227.3 million and $15,502.3 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of September 30, 2014, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of September 30, 2014 and December 31, 2013. In addition, the tables present the maximum exposure to losses relating to those VIEs.

	As of September 30, 2014
	Total Assets		Total Liabilities		Apollo Exposure
Total	$12,977,028	(1)	$(755,260)	(2)	$33,924	(3)

(1)	Consists of $710.5 million in cash, $11,777.1 million in investments and $489.4 million in receivables.

(2)	Represents $384.4 million in debt and other payables, $369.8 million in securities sold, not purchased, and $1.0 million in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, is $3,602.6 million as of September 30, 2014 as discussed in note 13.

	As of December 31, 2013
	Total Assets		Total Liabilities		Apollo Exposure
Total	$12,866,498	(1)	$(1,311,279)	(2)	$34,665	(3)

(1)	Consists of $354.7 million in cash, $12,034.5 million in investments and $477.3 million in receivables.

(2)	Represents $1,161.5 million in debt and other payables, $106.5 million in securities sold, not purchased, and $43.2 million in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, was $4,858.0 million as of December 31, 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of September 30, 2014 and December 31, 2013, respectively:

	As of September 30, 2014
	Level I(6)	Level II(6)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$2,147,104	$2,147,104
Investments held by Apollo Senior Loan Fund(1)	—	27,415	2,765	30,180
Investments in Other(1)	—	—	1,421	1,421
Investment in Athene Holding(2)	—	—	265,313	265,313
AAA/Athene Receivable(2)	—	—	55,847	55,847
Investments of VIEs, at fair value(4)	155	13,561,304	2,195,584	15,757,043
Total Assets	$155	$13,588,719	$4,668,034	$18,256,908

Liabilities
Liabilities of VIEs, at fair value(4)(5)	$—	$1,810,706	$12,288,295	$14,099,001
Contingent Consideration Obligations(3)	—	—	96,911	96,911
Total Liabilities	$—	$1,810,706	$12,385,206	$14,195,912

	As of December 31, 2013
	Level I(6)	Level II(6)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$1,942,051	$1,942,051
Investments held by Apollo Senior Loan Fund(1)	—	28,711	892	29,603
Investments in Other(1)	—	—	40,373	40,373
Athene and AAA Services Derivatives(2)	—	—	130,709	130,709
Investments of VIEs, at fair value(4)	3,455	12,203,370	1,919,537	14,126,362
Total Assets	$3,455	$12,232,081	$4,033,562	$16,269,098

Liabilities
Liabilities of VIEs, at fair value(4)	$—	$2,429,815	$9,994,147	$12,423,962
Contingent Consideration Obligations(3)	—	—	135,511	135,511
Total Liabilities	$—	$2,429,815	$10,129,658	$12,559,473

(1)	See note 3 for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and investments in Other.

(2)	See note 12 for further disclosure regarding the Athene Services Derivative, the AAA Services Derivative, the investment in Athene Holding and the AAA/Athene Receivable.

(3)	See note 13 for further disclosure regarding Contingent Consideration Obligations.

(4)	See note 4 for further disclosure regarding VIEs.

(5)
As of September 30, 2014, liabilities of VIEs, at fair value includes debt and other liabilities of $14,085.7 million and $13.3 million, respectively. Other liabilities include contingent obligations classified as Level III.

(6)	All Level I and Level II investments and liabilities were valued using third party pricing.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

There were no transfers of financial assets into Level I for the three and nine months ended September 30, 2014 and 2013. The following table summarizes the fair value transfers of financial assets between Level I, Level II and Level III for positions that existed as of the three and nine months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Transfers from Level I into Level II(1)	$—	$—	$4,084	$—
Transfers from Level III into Level II(1)	393,413	282,385	865,020	1,065,141
Transfers from Level II into Level III(1)	316,229	133,210	898,475	600,255

(1)
Transfers between Level I, II and III were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

There were no transfers of financial liabilities into or out of Level I for the three and nine months ended September 30, 2014. In addition, there were no transfers of financial liabilities between Level I, Level II or Level III for the three and nine months ended September 30, 2013. The following table summarizes the fair value transfers of financial liabilities between Level II and Level III for positions that existed as of the three and nine months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Transfers from Level III into Level II(1)	$33,418	$—	$240,845	$—
Transfers from Level II into Level III(1)	87,794	—	461,865	—

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial assets, which are measured at fair value and characterized as Level III investments, for the three and nine months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended September 30, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in Other	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,146,979	$987	$51,172	$—	$207,253	$55,836	$2,051,862	$4,514,089
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	17,762	17,762
Fees	—	—	—	—	—	57,979	—	57,979
Purchases	—	1,726	124	—	—	—	673,384	675,234
Sale of investments/Distributions	—	(15)	(50,000)	—	—	—	(490,105)	(540,120)
Net realized (losses) gains	—	—	(12,871)	—	—	—	12,707	(164)
Changes in net unrealized gains	125	11	12,996	—	92	—	7,214	20,438
Transfer into Level III	—	377	—	—	—	—	315,852	316,229
Transfer out of Level III	—	(321)	—	—	—	—	(393,092)	(393,413)
Settlement of derivatives/receivable(1)	—	—	—	—	57,968	(57,968)	—	—
Balance, End of Period	$2,147,104	$2,765	$1,421	$—	$265,313	$55,847	$2,195,584	$4,668,034
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$125	$11	$12,996	$—	$92	$—	$—	$13,224
Change in net unrealized losses included in Net (Losses) Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	18,277	18,277

(1)	See note 12 for further disclosure regarding the settlement of the Athene Services Derivative, the AAA Services Derivative and the investment in Athene Holding.

	For the Three Months Ended September 30, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,659,093	$437	$50,392	$48,116	$1,757,857	$3,515,895
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(44,907)	(44,907)
Fees	—	—	—	24,715	—	24,715
Purchases	—	—	1,686	—	175,339	177,025
Sale of investments/Distributions	(4,607)	—	(83)	—	(135,874)	(140,564)
Net realized losses	—	—	—	—	(21,439)	(21,439)
Changes in net unrealized gains (losses)	81,039	—	(7,125)	2,918	21,984	98,816
Transfer into Level III	—	—	—	—	133,210	133,210
Transfer out of Level III	—	(437)	—	—	(281,948)	(282,385)
Balance, End of Period	$1,735,525	$—	$44,870	$75,749	$1,604,222	$3,460,366
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$81,039	$—	$(7,125)	$—	$—	$73,914
Change in net unrealized losses included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	(33)	(33)
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	2,918	—	2,918

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in Other	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$—	$—	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	16,666	16,666
Fees	—	—	—	60,422	—	113,815	—	174,237
Purchases	—	3,716	1,849	—	2,083	—	988,308	995,956
Sale of investments/Distributions	—	(1,524)	(50,142)	—	—	—	(788,089)	(839,755)
Net realized gains (losses)	—	10	(12,871)	24,242	—	—	(8,495)	2,886
Changes in net unrealized gains (losses)	205,053	47	22,212	(10,203)	92	—	33,826	251,027
Transfer into Level III	—	859	—	—	—	—	897,616	898,475
Transfer out of Level III	—	(1,235)	—	—	—	—	(863,785)	(865,020)
Settlement of derivatives/receivable(1)	—	—	—	(205,170)	263,138	(57,968)	—	—
Balance, End of Period	$2,147,104	$2,765	$1,421	$—	$265,313	$55,847	$2,195,584	$4,668,034
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$205,053	$47	$22,212	$—	$92	$—	$—	$227,404
Change in net unrealized gains included in Net (Losses) Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	34,543	34,543

(1)	See note 12 for further disclosure regarding the settlement of the Athene Services Derivative, the AAA Services Derivative and the investment in Athene Holding.

	For the Nine Months Ended September 30, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,666,448	$590	$50,311	$2,126	$1,643,465	$3,362,940
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(29,507)	(29,507)
Fees	—	—	—	70,421	—	70,421
Purchases	—	22	3,954	—	1,098,007	1,101,983
Sale of investments/Distributions	(66,796)	—	(985)	—	(641,966)	(709,747)
Net realized losses	—	—	—	—	(28,447)	(28,447)
Changes in net unrealized gains (losses)	135,873	9	(8,410)	3,202	26,935	157,609
Transfer into Level III	—	437	—	—	599,818	600,255
Transfer out of Level III	—	(1,058)	—	—	(1,064,083)	(1,065,141)
Balance, End of Period	$1,735,525	$—	$44,870	$75,749	$1,604,222	$3,460,366
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$135,873	$9	$(8,410)	$—	$—	$127,472
Change in net unrealized losses included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	(11,020)	(11,020)
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	3,202	—	3,202

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial liabilities, which are measured at fair value and characterized as Level III liabilities:

	For the Three Months Ended September 30,
	2014			2013
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Debt of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$10,211,336	$115,220	$10,326,556	$10,835,271	$107,342	$10,942,613
Elimination of debt attributable to consolidation of VIEs	(19,982)	—	(19,982)	(44,886)	—	(44,886)
Additions	2,573,593	—	2,573,593	1,763,456	—	1,763,456
Payments/Extinguishment(1)	(495,236)	(19,043)	(514,279)	(430,228)	(16,401)	(446,629)
Net realized gains	(101,388)	—	(101,388)	(56,222)	—	(56,222)
Changes in net unrealized losses	65,596	734	66,330	47,104	37,604	84,708
Transfers into Level III	87,794	—	87,794	—	—	—
Transfers out of Level III	(33,418)	—	(33,418)	—	—	—
Balance, End of Period	$12,288,295	$96,911	$12,385,206	$12,114,495	$128,545	$12,243,040
Change in net unrealized (gains) included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(21,716)	$—	$(21,716)	$(5,223)	$—	$(5,223)
Change in net unrealized losses included in Profit Sharing Expense related to liabilities still held at reporting date	—	734	734	—	37,604	37,604

(1)
For the three months ended September 30, 2014, includes a $13.4 million extinguishment of contingent consideration obligations, which is recorded in other income on the condensed consolidated statements of operations.

	For the Nine Months Ended September 30,
	2014			2013
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Debt of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$9,994,147	$135,511	$10,129,658	$11,834,955	$142,219	$11,977,174
Elimination of debt attributable to consolidation of VIEs	(13,258)	—	(13,258)	(29,498)	—	(29,498)
Additions	3,469,560	—	3,469,560	2,095,707	—	2,095,707
Payments/Extinguishment(1)	(1,336,015)	(44,126)	(1,380,141)	(1,850,403)	(61,197)	(1,911,600)
Net realized gains	(101,745)	—	(101,745)	(139,619)	—	(139,619)
Changes in net unrealized losses	54,586	5,526	60,112	203,353	47,523	250,876
Transfers into Level III	461,865	—	461,865	—	—	—
Transfers out of Level III	(240,845)	—	(240,845)	—	—	—
Balance, End of Period	$12,288,295	$96,911	$12,385,206	$12,114,495	$128,545	$12,243,040
Change in net unrealized (gains) losses included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(66,139)	$—	$(66,139)	$70,527	$—	$70,527
Change in net unrealized losses included in Profit Sharing Expense related to liabilities still held at reporting date	—	5,526	5,526	—	47,523	47,523

(1)
For the nine months ended September 30, 2014, includes $13.4 million extinguishment of contingent consideration obligations, which is recorded in other income on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized in Level III of the fair value hierarchy as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$2,147,104	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	2,765	Third Party Pricing(2)	N/A	N/A	N/A
Investments in Other	1,421
Investment in Athene Holding	265,313	Discounted Cash Flow	Discount Rate	15.0%	15.0%
AAA/Athene Receivable	55,847	Discounted Cash Flow	Discount Rate	15.0%	15.0%
Investments of Consolidated VIEs:
Bank Debt Term Loans	34,783	Other	N/A	N/A	N/A
	1,092,564	Third Party Pricing(2)	N/A	N/A	N/A
	42,160	Discounted Cash Flow	Discount Rate	8.5%	8.5%
	7,957	Market Comparable Companies	Comparable Multiples	5.0x	5.0x
Corporate Loans/Bonds/CLO Notes(5)	927,461	Third Party Pricing(2)	N/A	N/A	N/A
Stocks	6,717	Third Party Pricing(2)	N/A	N/A	N/A
	24,403	Market Comparable Companies	Comparable Multiples	5.0x - 10.9x	6.0x
	59,539	Transaction	Purchase Price	N/A	N/A
Total Investments of Consolidated VIEs	2,195,584
Total Financial Assets	$4,668,034
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$749,764	Discounted Cash Flow	Discount Rate	10.0%	10.0%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Subordinated Notes	258,335	Other	N/A	N/A	N/A
Senior Secured Notes	9,222,288	Third Party Pricing(2)	N/A	N/A	N/A
Senior Secured and Subordinated Notes	2,044,634	Discounted Cash Flow	Discount Rate	1.6% - 1.8%	1.7%
			Default Rate	2.0%	2.0%
			Recovery Rate	20.0% - 75.0%	70.0%
Contingent Obligation	13,274	Other	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	12,288,295
Contingent Consideration Obligation	96,911	Discounted Cash Flow	Discount Rate	11.0% - 19.0%	15.8%
Total Financial Liabilities	$12,385,206

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of September 30, 2014
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds' underlying investments that are valued using the following:
Discounted cash flow	$2,246,401	(3)	100%
Total Investments	2,246,401		100%
Other net liabilities(4)	(99,297)
Total Net Assets	$2,147,104

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(2)	These securities are valued primarily using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using the embedded value method which was based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The unobservable inputs and respective ranges used are the same as noted for the Investment in Athene Holding and the AAA/Athene Receivable in the table above. See note 12 for discussion of the investment in Athene Holding.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at September 30, 2014 is primarily comprised of $27.3 million in assets, less $3.9 million and $122.7 million in liabilities and net assets allocated to the general partner, respectively. Carrying values approximate fair value for other assets and liabilities.

(5)
Balance includes investments in an affiliated fund, which primarily invests in corporate loans, bonds, and CLO notes. Balance at September 30, 2014 included investments in an affiliated fund in the amount of $840.8 million, which were valued based on NAV.

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,942,051	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	892	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	40,373	Third Party Pricing(2)	N/A	N/A
Athene and AAA Services Derivatives	130,709	Discounted Cash Flow	Discount Rate	15.0%	15.0%
			Implied Multiple	1.1x	1.1x
Investments of Consolidated VIEs:
Bank Debt Term Loans	18,467	Other	N/A	N/A	N/A
Stocks	7,938	Market Comparable Companies	Comparable Multiples	6.0x - 9.5x	7.9x
Corporate Loans/Bonds/CLO Notes(5)	1,893,132	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,919,537
Total Financial Assets	$4,033,562
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,149	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	10.8%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,132,576	Discounted Cash Flow	Discount Rate	1.9% - 2.2%	2.0%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0% - 70.0%	65.2%
Senior Secured and Subordinated Notes	7,026,422	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	9,994,147
Contingent Consideration Obligation	135,511	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.3%
Total Financial Liabilities	$10,129,658

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

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

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2013 is primarily comprised of $110.8 million in assets, less $16.7 million and $102.1 million in liabilities and net assets allocated to the general partner, respectively. Carrying values approximate fair value for other assets and liabilities (except for the note receivable from an affiliate) and, accordingly, extended valuation procedures are not required. The note receivable from an affiliate is a Level III asset valued using a discounted cash flow model. The unobservable inputs and respective ranges used in the discounted cash flow model are the same as noted for the Athene and AAA Services Derivatives in the table above.

(5)
Balance includes investments in an affiliated fund, which primarily invests in corporate loans, bonds, and CLO notes. Balance at December 31, 2013 included investments in an affiliated fund in the amount of $645.5 million, which were valued based on NAV.

Investment in Athene Holding and AAA/Athene Receivable
As of September 30, 2014, the significant unobservable input used in the fair value measurement of the investment in Athene Holding is the discount rate applied in the valuation model. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the expected required rate of return based on the risk profile of similar cash flows.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

6. CARRIED INTEREST RECEIVABLE

Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of September 30, 2014	As of December 31, 2013
Private Equity	$1,119,985	$1,867,771
Credit	302,872	408,342
Real Estate	9,417	10,962
Total carried interest receivable	$1,432,274	$2,287,075

The table below provides a roll-forward of the carried interest receivable balance for the nine months ended September 30, 2014:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2014	$1,867,771	$408,342	$10,962	$2,287,075
Change in fair value of funds	211,423	179,403	2,431	393,257
Fund cash distributions to the Company	(959,209)	(284,873)	(3,976)	(1,248,058)
Carried interest receivable, September 30, 2014	$1,119,985	$302,872	$9,417	$1,432,274

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

7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of September 30, 2014	As of December 31, 2013
Private Equity	$511,416	$751,192
Credit	239,521	234,504
Real Estate	4,385	6,544
Total profit sharing payable	$755,322	$992,240
The table below provides a roll-forward of the profit sharing payable balance for the nine months ended September 30, 2014:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2014	$751,192	$234,504	$6,544	$992,240
Profit sharing expense (1)	162,719	97,269	(1,055)	258,933
Payments/other	(402,495)	(92,252)	(1,104)	(495,851)
Profit sharing payable, September 30, 2014	$511,416	$239,521	$4,385	$755,322

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
The Company’s provision for income taxes totaled $29.4 million and $47.2 million for the three months ended September 30, 2014 and 2013, respectively, and $97.0 million and $83.9 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was approximately (76.5)% and 6.4% for the three months ended September 30, 2014 and 2013, respectively, and 13.1% and 4.9%, for the nine months ended September 30, 2014 and 2013, respectively.
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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of September 30, 2014, Apollo and its predecessor entities’ U.S. federal, state, local and foreign income tax returns for the years 2011 through 2014 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of Apollo Global Management, LLC and various subsidiaries for tax years 2010 to 2012. The City of New York is examining certain subsidiaries' tax returns for tax years 2011 and 2012.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. In connection with the Secondary Offering, as disclosed in note 1, the Company recognized an additional step-up in tax basis of intangibles as a result of the exchange of AOG Units for Class A shares in May 2013. The Company recognized an additional step-up in tax basis of intangibles as a result of an exchange of AOG units for Class A shares in November 2013 and May 2014. As a result of the exchanges of AOG Units for Class A shares, there were increases in the deferred tax asset established from the 2007 Reorganization which was recorded in deferred tax assets in the condensed consolidated statements of financial condition for the expected tax benefit associated with these increases. A related tax receivable agreement liability was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the "tax receivable agreement") (see note 12). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which was recorded in the condensed consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2014 and 2013. The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over the same period.
During the third quarter of 2013, Apollo adjusted its estimated rate of tax it expects to pay in the future and thereby reduced its net deferred tax assets, and increased its income tax provision, by $16.9 million (see note 12 for details regarding the tax receivable agreement).
The tables below present the transactions during the year ended December 31, 2013 and for the nine months ended September 30, 2014 related to the exchange of AOG Units for Class A shares and the resulting impact to the deferred tax asset, tax receivable agreement liability and additional paid-in capital.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2013
Date of Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2013	$149,327	$126,928	$22,399

	For the Nine Months Ended September 30, 2014
Date of Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2014	$58,696	$47,878	$10,818

9. DEBT
Debt consisted of the following:

	As of September 30, 2014		As of December 31, 2013
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.36%	$750,000	1.37%
2024 Senior Notes(1)	499,033	4.00%	—	—
2014 AMI Term Facility(2)	16,919	2.34%	—	—
Total Debt	$1,015,952	2.06%	$750,000	1.37%

(1) Includes impact of any amortization of note discount and interest rate hedge.
(2) On July 3, 2014, Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into a €13.4 million five year credit agreement (the “2014 AMI Term Facility”). Proceeds from the borrowing were used to fund the Company's investment in a CLO.
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
The interest rate on the $723.3 million, net ($995.0 million portion less amount repurchased by the Company) of the loan at September 30, 2013 was 4.02% and the interest rate on the remaining $5.0 million portion of the loan at September 30, 2013 was 1.27%. Interest expense incurred by the Company related to the 2007 AMH Credit Agreement was $7.4 million and $22.1 million for the three and nine months ended September 30, 2013, respectively. Amortization expense related to the 2007 AMH Credit Agreement was $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.
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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of September 30, 2014 was 1.36% and the commitment fee as of September 30, 2014 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $1.9 million and $7.1 million for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2014 and December 31, 2013, $500 million and $750 million of the Term Facility was outstanding with third-party lenders, respectively, and there was approximately $271.7 million of the Term Facility that was held by a subsidiary of the Company. As of September 30, 2014 and December 31, 2013, the Revolver Facility was undrawn. The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is approximately $501.3 million based on obtained broker quotes as of September 30, 2014. The $500.0 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at September 30, 2014 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities. The Company has determined that the long-term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair value hierarchy based on the Company's number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
In accordance with U.S. GAAP, the Company determined that the refinancing of the outstanding loans under the 2007 AMH Credit Agreement resulted in a debt extinguishment. The Company capitalized debt issuance costs of $6.6 million incurred in relation to the 2013 AMH Credit Facilities, which was recorded in other assets in the condensed consolidated statements of financial condition as of December 31, 2013 to be amortized over the life of the term loan and line of credit. In connection with the repayment of the Term Facility, $1.9 million of unamortized debt issuance costs were recognized by the Company as loss on extinguishment recorded in other income, net in the condensed consolidated statements of operations for the nine months ended September 30, 2014, respectively. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.2 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the "2024 Senior Notes"), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $5.0 million and $6.7 million for the three and nine months ended September 30, 2014.

The Company capitalized debt issuance costs of $5.5 million incurred in connection with the issuance of the 2024 Senior Notes, which was recorded in other assets in the condensed consolidated statements of financial condition as of September 30, 2014 to be amortized over the term of the notes. Debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.1 million and $0.2 million for the three and nine months ended September 30, 2014.

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

The estimated fair value of the Company's long-term debt obligation related to the 2024 Senior Notes is approximately $499.5 million based on obtained broker quotes as of September 30, 2014. The face amount of $500.0 million related to the 2024 Senior Notes is the amount the Company is obligated to settle the 2024 Senior Notes. The Company has determined that the long-term debt obligation related to the 2024 Senior Notes would be categorized as a Level II liability in the fair value hierarchy based on the number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.

The net (deficit) assets of each Borrower are summarized as follows:

Borrower	Net (Deficit) Assets as of September 30, 2014	Net (Deficit) Assets as of December 31, 2013
AMH and subsidiaries (1)	$(471,377)	$(689,958)
Apollo Principal Holdings I, L.P.	1,275,448	1,570,336
Apollo Principal Holdings II, L.P. (2)	117,142	167,844
Apollo Principal Holdings III, L.P.	365,124	661,106
Apollo Principal Holdings IV, L.P.	157,835	163,329
Apollo Principal Holdings V, L.P.	55,547	53,116
Apollo Principal Holdings VI, L.P.	283,349	239,876
Apollo Principal Holdings VII, L.P.	109,230	99,250
Apollo Principal Holdings VIII, L.P.	34,092	16,784
Apollo Principal Holdings IX L.P.	73,827	152,010

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
The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three and nine months ended September 30, 2014 and 2013:

	Basic and Diluted
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
Numerator:
Net income attributable to Apollo Global Management, LLC	$2,210		$192,516		$146,047		$500,231
Distributions declared on Class A shares	(73,580)	(1)	(189,681)	(2)	(364,434)	(1)	(409,210)	(2)
Distributions on participating securities	(10,161)		(30,828)		(56,588)		(70,120)
Earnings allocable to participating securities	—	(3)	—	(3)	—	(3)	(3,229)
Undistributed (loss) income attributable to Class A shareholders: Basic	(81,531)		(27,993)		(274,975)		17,672
Dilution effect on undistributed income attributable to Class A shareholders	—		2,884		—		7,589
Dilution effect on distributable income attributable to participating securities	—		—		—		(1,213)
Undistributed (loss) income attributable to Class A shareholders: Diluted	$(81,531)		$(25,109)		$(274,975)		$24,048
Denominator:
Weighted average number of Class A shares outstanding: Basic	158,466,602		142,829,913		153,071,007		137,165,119
Dilution effect of share options and unvested RSUs	—		3,383,071		—		3,258,810
Weighted average number of Class A shares outstanding: Diluted	158,466,602		146,212,984		153,071,007		140,423,929
Net (Loss) Income per Class A share: Basic
Distributed Income	$0.46		$1.33		$2.38		$2.98
Undistributed (Loss) Income	(0.51)		(0.20)		(1.80)		0.13
Net (Loss) Income per Class A Share: Basic	$(0.05)		$1.13		$0.58		$3.11
Net (Loss) Income per Class A Share: Diluted(4)
Distributed Income	$0.46		$1.30		$2.38		$2.91
Undistributed (Loss) Income	(0.51)		(0.17)		(1.80)		0.17
Net (Loss) Income per Class A Share: Diluted	$(0.05)		$1.13		$0.58		$3.08

(1)	The Company declared a $1.08, $0.84 and $0.46 distribution on Class A shares on February 7, 2014, May 8, 2014 and August 6, 2014, respectively.

(2)	The Company declared a $1.05, $0.57 and $1.32 distribution on Class A shares on February 8, 2013, May 6, 2013 and August 8, 2013, respectively.

(3)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)
For the three and nine months ended September 30, 2014 and three months ended September 30, 2013, the Company had an undistributed loss attributable to Class A shareholders and none of the classes of securities resulted in dilution. For the three and nine months ended September 30, 2014 , AOG Units, restricted share units ("RSUs"), share options and participating securities were

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

anti-dilutive and were accordingly excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2013, share options and unvested RSUs were determined to be dilutive and were accordingly included in the diluted earnings per share calculation. For the three and nine months ended September 30, 2013, the AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.

On October 24, 2007, the Company commenced the granting of RSUs that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants." As of September 30, 2014, approximately 18.4 million vested RSUs and 4.2 million unvested RSUs were eligible for participation in distribution equivalents.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. ("BRH"). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share had a super voting power of 222,736,477 votes as of September 30, 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents transactions in Class A shares during each quarter during the nine months ended September 30, 2014, each quarter during the year ended December 31, 2013 and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)	Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2013	Issuance	2,091	35.1%	35.5%	64.9%	64.5%
Quarter Ended June 30, 2013	Issuance/Offering	9,577	35.5%	38.0%	64.5%	62.0%
Quarter Ended September 30, 2013	Issuance	1,977	38.0%	38.3%	62.0%	61.7%
Quarter Ended December 31, 2013	Issuance/Exchange	2,581	38.3%	39.0%	61.7%	61.0%
Quarter Ended March 31, 2014	Issuance	2,672	39.0%	39.4%	61.0%	60.6%
Quarter Ended June 30, 2014	Issuance/Exchange	7,344	39.4%	41.2%	60.6%	58.8%
Quarter Ended September 30, 2014	Issuance	3,660	41.2%	41.8%	58.8%	58.2%

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
RSUs
On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the fair value is discounted primarily for transfer restrictions and in certain cases timing of distributions. For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 29.2% and 34.9% for the three months ended September 30, 2014 and 2013, respectively, and 37.3% and 27.0% for the nine months ended September 30, 2014 and 2013, respectively. Additionally, for Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 5.1% and 5.0% for the three months ended September 30, 2014 and 2013, respectively, and 5.0% for the nine months ended September 30, 2014 and 2013. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.0% and 5.0% for the nine months ended September 30, 2014 and 2013, respectively. The estimated total fair value is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter (for Plan Grants) or annual vesting over three years (for Bonus Grants). The actual forfeiture rate was 1.1% and 1.3% for the three months ended September 30, 2014 and 2013, respectively, and 7.5% and 5.0% for the nine months ended September 30, 2014 and 2013, respectively. For the three months

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

ended September 30, 2014 and 2013, $15.7 million and $18.8 million of compensation expense was recognized, respectively. For the nine months ended September 30, 2014 and 2013, $60.2 million and $72.9 million of compensation expense was recognized, respectively.
In addition, during 2014, the Company granted RSUs with certain performance conditions. Equity-based compensation expense is recognized only when the performance conditions are met or deemed probable. For the three and nine months ended September 30, 2014, no equity-based compensation expense was recognized relating to performance-based RSUs.
The following table summarizes RSU activity for the nine months ended September 30, 2014:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2014	8,777,286	$14.32	22,793,751	31,571,037
Granted	4,087,457	20.99	—	4,087,457
Forfeited (2)	(964,697)	11.15	—	(964,697)
Delivered	—	13.40	(6,459,067)	(6,459,067)
Vested (2)	(2,039,918)	16.11	2,039,918	—
Balance at September 30, 2014	9,860,128	$17.02	18,374,602	28,234,730	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)
In connection with the departure of an employee from the Company, 625,000 RSUs previously granted to such employee vested immediately and 625,000 RSUs previously granted to such employee were forfeited as of March 26, 2014. As a result, the Company recorded an incremental compensation expense of $17.5 million related to the relevant RSU award for the nine months ended September 30, 2014.

Units Expected to Vest—As of September 30, 2014, approximately 9,300,000 RSUs were expected to vest over the next 3.4 years.

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

(1)
In connection with the departure of an employee from the Company, 1,250,000 share options that were previously granted to such employee vested immediately and 1,250,000 share options that were previously granted to such employee were forfeited as of March 26, 2014. As a result, the Company recorded an incremental compensation expense of $28.1 million related to the relevant option award agreement for the nine months ended September 30, 2014.

For the three months ended September 30, 2014 and 2013, $0.0 million and $1.2 million of compensation expense was recognized as a result of these grants, respectively. For the nine months ended September 30, 2014 and 2013, $28.1 million and $3.6 million of compensation expense was recognized as a result of these grants, respectively.
There were no share options granted during the nine months ended September 30, 2014. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2012 and 2011:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Assumptions:	2012	2011
Risk-free interest rate	1.11%	2.79%
Weighted average expected dividend yield	8.13%	2.25%
Expected volatility factor(1)	45.00%	40.22%
Expected life in years	6.66	5.72
Fair value of options per share	$3.01	$8.44

(1)	The Company determined the expected volatility based on comparable companies using daily stock prices and the volatility of the Company’s share price.

The following table summarizes the share option activity for the nine months ended September 30, 2014:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2014	2,950,003	$8.69	$16,124	7.08
Exercised	(1,462,500)	8.01	(8,204)	—
Forfeited	(1,250,000)	8.00	(7,025)	—
Balance at September 30, 2014	237,503	16.49	$895	8.17
Exercisable at September 30, 2014	81,250	$16.86	$257	8.21
Options Expected to Vest—As of September 30, 2014, approximately 147,000 options were expected to vest.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at September 30, 2014 was $0.4 million and is expected to be recognized over a weighted average period of 3.8 years.
Delivery of Class A Shares - RSUs and Share Options
During the nine months ended September 30, 2014, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the nine months ended September 30, 2014, the Company delivered 7,457,755 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 40.2% from 39.0%. The gross value of the settlement of these shares was $219.5 million, based on Apollo's share price at the time of the delivery.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

For the nine months ended September 30, 2014, $12.8 million of management fees and equity-based compensation expense was recognized in the condensed consolidated statements of operations.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$15,368	—%	—	$15,368
AHL Awards	(2,107)	58.2	(1,231)	(876)
Other equity-based compensation awards	726	58.2	425	301
Total Equity-Based Compensation	$13,987		(806)	14,793
Less other equity-based compensation awards (2)			806	929
Capital Increase Related to Equity-Based Compensation			$—	$15,722
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$86,992	—%	—	$86,992
AHL Awards	12,839	58.2	7,680	5,159
Other equity-based compensation awards	1,845	58.2	1,100	745
Total Equity-Based Compensation	$101,676		8,780	92,896
Less other equity-based compensation awards (2)			(8,780)	(4,584)
Capital Increase Related to Equity-Based Compensation			$—	$88,312

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$—	61.7%	$—	$—
RSUs and Share Options	19,946	—	—	19,946
Other equity-based compensation awards	886	61.7	549	337
Total Equity-Based Compensation	$20,832		549	20,283
Less other equity-based compensation awards(2)			(549)	53
Capital Increase Related to Equity-Based Compensation			$—	$20,336
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$30,007	61.7%	$19,163	$10,844
RSUs and Share Options	76,450	—	—	76,450
Other equity-based compensation awards	3,162	61.7	1,958	1,204
Total Equity-Based Compensation	$109,619		21,121	88,498
Less other equity-based compensation awards(2)			(1,958)	(104)
Capital Increase Related to Equity-Based Compensation			$19,163	$88,394

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

12. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from affiliates and due to affiliates are comprised of the following:

	As of September 30, 2014	As of December 31, 2013
Due from Affiliates:
Due from private equity funds	$47,819	$57,582
Due from portfolio companies	18,981	23,484
Due from credit funds(1)	159,022	216,750
Due from Contributing Partners, employees and former employees	1,521	2,659
Due from real estate funds	18,656	12,119
Other	32	4,653
Total Due from Affiliates	$246,031	$317,247
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$539,171	$525,483
Due to private equity funds	2,467	825
Due to credit funds	1,062	1,773
Distributions payable to employees	40,617	67,290
Total Due to Affiliates	$583,317	$595,371

(1)
As of September 30, 2014 includes unsettled AAA and Athene management fee receivable as discussed in "Athene" below. As of December 31, 2013, includes Athene Services Derivative as discussed in "Athene" below.

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
In September 2013, the Company reduced the tax receivable agreement liability and recorded $13.0 million in other income, net for the three and nine months ended September 30, 2013 in the condensed consolidated statement of operations due to a change in estimated tax rates (see note 8).
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
As disclosed in note 1, during November 2013 and May 2014, the Intermediate Holding Companies acquired approximately 2.3 million and 6.2 million Class A shares of Apollo Global Management, LLC, respectively, which were used to acquire an equal number of AOG Units from certain Managing Partners and Contributing Partners in connection with an exchange of AOG Units for Class A shares. These exchanges were taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $56.4 million and $97.6 million during November 2013 and May 2014, respectively, in the intangible assets of certain Apollo Operating Group entities.
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
Due from Contributing Partners, Employees and Former Employees
As of September 30, 2014 and December 31, 2013, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2013 and 2014 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5		$176.1	10.2
September 11, 2014	$—	September 11, 2014	$—	$12.4	(1)	$12.4	$—
For the nine months ended September 30, 2014	$2.38		$364.5	$628.6		$993.1	$56.6

(1)
On April 12, 2013, April 3, 2014, June 16, 2014 and September 11, 2014, the Company made a $0.23, $0.22, $0.13 and $0.06 distribution, respectively, to the non-controlling interest holders in the Apollo Operating Group, respectively.

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, we will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. There was no indemnification liability recorded as of September 30, 2014 and December 31, 2013.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Athene Asset Management receives a management fee equal to 0.40% per annum on all assets under management in accounts owned by or related to Athene (the "Athene Accounts"), with certain limited exceptions. In addition, the Company receives sub-advisory management fees and carried interest income with respect to a portion of the assets in the Athene Accounts. With respect to capital invested in an Apollo fund, Apollo receives management fees directly from the relevant funds under the investment management agreements with such funds. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene, including but not limited to, asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other services.
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012, at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusts the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended). Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. For the three and nine months ended September 30, 2014, Apollo earned $57.7 million and $167.8 million, respectively, related to this monitoring fee. For the three and nine months ended September 30, 2013, Apollo earned $22.2 million and $62.9 million, respectively, related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of September 30, 2014, Apollo had a $55.6 million receivable recorded in due from affiliates on the condensed

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

consolidated statements of financial condition. As of December 31, 2013, Apollo had a $116.4 million receivable, which was accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the “AAA Services Derivative”). In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act). Unsettled management fees pursuant to the Amended AAA Services Agreement will be recorded as due from affiliates in the condensed consolidated statements of financial condition. As of September 30, 2014, Apollo had a $0.3 million receivable recorded in due from affiliates related to this management fee on the condensed consolidated statements of financial condition. As of December 31, 2013, Apollo had a $14.3 million receivable related to this management fee, which was accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the three and nine months ended September 30, 2014 were $0.3 million and $1.1 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the three and nine months ended September 30, 2013 were $0.5 million and $1.7 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivatives, the Amended Athene Services Agreement and the Amended AAA Services Agreement together with the Athene Services Derivative and the AAA Services Derivative, met the definition of derivatives under U.S. GAAP. The Company had classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. After the settlement of the Athene Services Derivative and the AAA Services Derivatives the unsettled shares receivable recorded in due from affiliates related to the Amended Athene Services Agreement and the Amended AAA Services Agreement are valued at fair value based on the price of a common share of Athene Holding. The Company had classified the derivative and the shares receivable as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 5 for further discussion regarding fair value measurements.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, there were $0.0 million and $14.0 million of changes in market value recognized related to these derivatives, respectively. For the three and nine months ended September 30, 2013, there were $2.9 million and $3.2 million of changes in market value recognized related to these derivatives, respectively.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three and nine months ended September 30, 2014, the Company recorded carried interest income less the related profit sharing expense of $(0.1) million and $14.5 million, from AAA Investments, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, the Company recorded carried interest income less the related profit sharing expense of $5.4 million and $12.7 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the Company had a $121.4 million and a $100.9 million carried interest receivable, respectively, related to AAA Investments. As of September 30, 2014 and December 31, 2013, the Company had a related profit sharing payable

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

of $34.8 million and $28.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and nine months ended September 30, 2014, Apollo earned revenues in the aggregate totaling $140.7 million and $408.1 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, Apollo earned revenues in the aggregate totaling $131.6 million and $250.2 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Services Derivative and the AAA Services Derivative discussed above, which is recorded in the condensed consolidated statements of operations.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26. In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26. The Athene Private Placement offering was concluded during the second quarter with the exception of the final closing on approximately $60 million of additional commitments from affiliates of Athene which are expected to close during 2014.
As of September 30, 2014, the Company, through its consolidation of AAA, had an approximate 48.3% economic ownership interest in Athene through its investment in AAA Investments (calculated as if the commitments on the Athene Private Placement closed through September 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, or (ii) common shares to be issued under the Amended Athene Services Agreement or the Amended AAA Services Agreement subsequent to September 30, 2014).
The Company had an approximate 6.9% economic ownership interest in Athene Holding as of September 30, 2014, which comprises Apollo’s direct ownership of 5.7% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the Company’s approximate 2.5% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 48.3% economic ownership interest in Athene as of September 30, 2014. The remaining ownership interest in AAA is recognized in the Company’s condensed consolidated statements of operations as non-controlling interest in consolidated entities.
As of December 31, 2013, the Company through its consolidation of AAA, had an approximate 68% fully diluted interest in Athene (after giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable but without giving effect to common shares to be issued under the Amended Athene Services Agreement or the Amended AAA Services Agreement subsequent to December 31, 2013) through its investment in AAA Investments.
The Company had an approximate 1.9% economic ownership interest in Athene Holding as of December 31, 2013, which is calculated as the Company’s approximate 2.6% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 68% fully diluted interest in Athene as of December 31, 2013. The remaining ownership interest in AAA is recognized in the Company’s condensed consolidated statements of operations as non-controlling interest in consolidated entities.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at September 30, 2014. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.

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

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
AAA(1)	$429	$(78,523)	$(197,908)	$(130,736)
Interest in management companies and a co-investment vehicle(2)	(2,797)	(6,448)	(11,291)	(14,593)
Other consolidated entities	(17,220)	11,491	(12,113)	41,058
Net income attributable to Non-Controlling Interests in consolidated entities	(19,588)	(73,480)	(221,312)	(104,271)
Net loss (income) attributable to Appropriated Partners’ Capital(3)	132,517	(68,812)	73,226	(66,812)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(42,955)	(360,782)	(350,049)	(972,511)
Net Loss (Income) attributable to Non-Controlling Interests	$69,974	$(503,074)	$(498,135)	$(1,143,594)
Net (loss) income attributable to Appropriated Partners’ Capital(4)	(132,517)	68,812	(73,226)	66,812
Other Comprehensive loss (income) attributable to Non-Controlling Interests	606	(41)	606	(41)
Comprehensive Income Attributable to Non-Controlling Interests	$(61,937)	$(434,303)	$(570,755)	$(1,076,823)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.5% and 97.3% as of September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, Apollo owned approximately 2.5% and 2.7% of AAA, respectively.

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

13. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitments to certain funds managed by the Company. As of September 30, 2014, the maximum exposure relating to these financial guarantees approximated $0.3 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of September 30, 2014, and December 31, 2013 of $660.5 million and $843.7 million, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2014, the Company was not aware of any instances of non-compliance with the financial covenants contained in the 2013 AMH Credit Facilities and 2024 Senior Notes.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial is now scheduled for February 23, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court has stayed this action pending the result in the criminal case against Mr. Villalobos. For these reasons, no estimate of possible loss, if any, can be made at this time.
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

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against Apollo Global Management, LLC (“AGM”) and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the first lien notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. The Indenture Trustees have not yet indicated whether they intend to move to amend their complaints. Accordingly, we are unable at this time to assess a potential risk of loss.  In addition, we do not believe that Apollo is a proper defendant in these actions.

On July 29, 2014, Brian Tucker and his wife Sherri Tucker (“Plaintiffs”) filed a Second Amended Complaint (“SAC”) against 32 defendants, including Apollo Global Management, LLC (“Apollo”), in the action captioned Tucker v. Momentive Performance Materials USA Inc. (2:13-cv-04480), pending in the Southern District of West Virginia, alleging that Mr. Tucker suffered respiratory damage as a result of exposure to hazardous chemicals during his employment at Momentive Performance Materials, Inc.’s West Virginia facility.  In their two prior complaints, Plaintiffs had named only Momentive Performance Materials USA Inc. and 99 “John Doe Defendants.”  Plaintiffs in the SAC added Apollo and 30 other defendants (collectively, the “Additional Defendants”) in place of the John Doe Defendants, and asserted claims against Apollo for: (i) deliberate intent under West Virginia Code § 23-4-2, (ii) strict liability under three theories (product liability, failure to instruct, and failure to warn), (iii) negligence and negligent misrepresentation, and (iv) fraudulent misrepresentation and fraudulent concealment.  Plaintiffs seek, among other

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

things, unspecified damages, including punitive damages and damages for alleged loss of consortium, as well as costs and prejudgment interest.  Under an October 8, 2014 stipulation, the Additional Defendants’ deadline to respond to the SAC is November 21, 2014.  Apollo believes that plaintiffs’ claims against Apollo are without merit.  For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against Apollo Global Management, LLC and Apollo Management Holdings, L.P. (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC. The complaint alleges that Apollo Global Management, LLC and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition of Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants filed a motion to dismiss the complaint on October 15, 2014, which shall be fully-briefed by year-end 2014. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc.’s (“CEOC”) restructuring efforts.  Apollo is not a defendant in these matters.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”).  On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“CEC”), CEC’s subsidiary CEOC, other CEC-affiliated entities, and certain of CEC’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (an Apollo consultant), in the Delaware Chancery Court.  WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions between CEOC and other CEC affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages.  The defendants’ motion to dismiss the complaint was fully briefed on October 15, 2014.

•
Caesars Entertainment Operating Co., et al. v. Appaloosa Investment Ltd. P’ship et al., No. 652392/2014 (N.Y. Sup. Ct.) (the “Caesars Action”).  On August 5, 2014, CEC and CEOC sued certain institutional CEOC second-lien noteholders and CEOC first-lien noteholder Elliott Management Corporation.  On September 15, 2014, an amended complaint was filed adding WSFS as a defendant.  The amended complaint asserts claims for (among other things) tortious interference with prospective economic advantage, a declaratory judgment that certain transactions related to CEOC’s restructuring are valid and appropriate and that there has not been a default under the indentures governing the notes.  On October 15, 2014, defendants moved to dismiss the complaint.  Parties in both the Trustee Action and the Caesars Action have agreed to stay discovery pending decision on the respective motions to dismiss.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and CEC for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by CEC, and a majority of the noteholders agreed to amend the indenture to terminate CEC’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets.  On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Barton v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Barton Action”), against Caesars alleging similar claims to the Meehancombs Action.  Motions to dismiss in both actions are due by November 12, 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

•
Apollo believes that the claims in the Trustee Action, the Meehancombs Action and the Barton Action are without merit.  For this reason, and because the claims are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On October 17, 2014, Wiley Wright filed a putative class action against C.E.C. Entertainment (“CEC”) and Apollo Global Management, LLC (“Apollo”) in the Eastern District of New York, captioned Wright v. C.E.C. Entertainment, Inc. d/b/a Chuck E. Cheese’s, and Apollo Global Management, LLC (14-cv-6110), on behalf of Chuck E. Cheese assistant managers and senior assistant managers (collectively, the “Managers”) in the United States.  Plaintiff alleges that CEC and Apollo jointly employed the Managers and unlawfully classified them as exempt from the overtime protections of the Fair Labor Standards Act and New York Labor Law, even though the Managers regularly performed non-managerial customer service duties.  Plaintiff seeks, among other things, certification of a class, unpaid overtime and liquidated damages, injunctive relief, attorneys’ fees and costs, and interest.  CEC’s and Apollo’s deadlines to respond to the complaint are December 29, 2014 and January 2, 2015, respectively.  Apollo believes that Plaintiff’s claims against it are without merit.  For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement and that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs.   On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the tender offer closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties have engaged in limited discovery. No defendant has any obligation to answer or otherwise respond to any of the complaints in the consolidated action until the plaintiffs file or designate an operative complaint. Although Apollo cannot predict the ultimate outcome of the above actions, it believes that such actions are without merit.

On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplates that discovery will commence in the fall of 2014 and will be substantially completed by May 2015. Following discovery, the scheduling order contemplates dispositive motion practice, potentially followed by a trial on the merits of the Appraisal Petitioners’ claims. Although Apollo cannot predict the ultimate outcome of the above actions, Apollo believes that such actions are without merit.

On September 29, 2014, Athlon Energy Inc. (“Athlon”) and Encana Corporation (“Encana”) jointly announced that they had entered into an Agreement and Plan of Merger, dated as of September 27, 2014 (the “Merger Agreement”), pursuant to which a wholly-owned subsidiary of Encana (“Merger Sub”) would commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of Athlon common stock.  Following completion of the Offer, Merger Sub would be merged with and into Athlon (the “Proposed Transaction”).  On October 23, 2014, The City of Cambridge Retirement System filed a putative

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

class action complaint captioned The City of Cambridge Retirement System v. Reeves, et al., C.A. No. 10277-VCG (the “Cambridge Action”) in the Delaware Court of Chancery naming Merger Sub, Apollo Global Management, LLC (“AGM”) and members of Athlon’s board of directors as defendants.  The Cambridge Action alleges, among other things, that members of Athlon’s board of directors breached their fiduciary duties in connection with their consideration and approval of the proposed transaction, and that Encana, Merger Sub and AGM aided and abetted those breaches of fiduciary duty.  On November 3, 2014, the parties to the Cambridge Action and several other similar actions filed in Delaware and Texas state court before the Cambridge Action (none of which named AGM as a defendant (collectively, the “Actions”)), entered into a Memorandum of Understanding to settle the Actions.  Under the terms of the proposed settlement, AGM will not be required to contribute any cash and will be granted full and customary releases.  The parties to the Actions expect that they will enter into a formal settlement agreement in late November 2014.  The forthcoming settlement agreement will be subject to court approval. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
As of September 30, 2014, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Aggregate minimum future payments	$9,708	$38,811	$38,173	$36,075	$31,776	$54,918	$209,461
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.4 million and $10.8 million for the three months ended September 30, 2014 and 2013, respectively, and $31.9 million and $32.1 million for the nine months ended September 30, 2014 and 2013, respectively.
Other Long-term Obligations—These obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2014, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Other long-term obligations	$3,944	$8,368	$4,575	$4,470	$4,470	$2,235	$28,062

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2014 and that would be reversed approximates $3.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2014, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. On July 31, 2014, the Company extinguished a portion of the contingent consideration obligation and recognized a gain in the amount of $13.4 million, which was recorded in other income, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014. In exchange for the extinguishment, the Company granted a former owner and current employee 350,000 RSUs with rights to receive, subject to a three- year vesting period, distribution equivalents. (see note 11 for further information regarding the accounting for RSUs). The fair value of the remaining contingent obligation was $84.7 million and $121.4 million as of September 30, 2014 and December 31, 2013, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $12.2 million and $14.1 million as of September 30, 2014 and December 31, 2013, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
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
The Company is subject to a concentration risk related to the investors in its funds. As of September 30, 2014, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At September 30, 2014 and December 31, 2013, $516.9 million and $750.0 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

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
The tables below present the financial data for Apollo’s reportable segments further separated between the management business and incentive business as of September 30, 2014 and 2013, and for the three and nine months ended September 30, 2014 and 2013, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income and profit sharing expense.
During the fourth quarter of 2013, certain reclassifications were made to prior period financial data within salary, bonus and benefits and profit sharing expense to conform to the current presentation. The impact of these reclassifications on management business ENI and incentive business ENI is reflected in the table below for Apollo’s three reportable segments for the three and nine months ended September 30, 2013.

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended September 30, 2013	$4,798	$(4,301)	$(497)

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Nine Months Ended September 30, 2013	$14,697	$(13,252)	$(1,445)

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended September 30, 2013	$(5,058)	$4,566	$492

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Nine Months Ended September 30, 2013	$(14,598)	$13,178	$1,420

As it relates to the reclassifications described above, the impact to the combined segments Economic Net Income (Loss) for all periods presented was zero.
Economic Net Income (Loss)
ENI is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management believes the components of ENI, such as the amount of management fees, advisory and transaction fees and carried interest income, are indicative of the Company’s performance. Management also uses ENI in making key operating decisions such as the following:

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

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and (v) non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements as such carried interest income, management fees and other revenues from these consolidated entities are reflected on an unconsolidated basis.
The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2014:

	As of and for the Three Months Ended September 30, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$11,925	$58,593	$803	$71,321
Management fees from affiliates	76,848	139,645	11,200	227,693
Carried interest (loss) income from affiliates	(79,538)	25,270	(3,606)	(57,874)
Total Revenues	9,235	223,508	8,397	241,140
Expenses	31,937	127,983	11,623	171,543
Other (loss) Income	(370)	16,875	318	16,823
Non-Controlling Interests	—	(3,174)	—	(3,174)
Economic Net (loss) Income	$(23,072)	$109,226	$(2,908)	$83,246
Total Assets	$2,462,241	$2,250,020	$203,889	$4,916,150

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended September 30, 2014:

	As of and for the Three Months Ended September 30, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$241,140		$(20,005)	(1)	$221,135
Expenses	171,543		5,845	(2)	177,388
Other income (loss)	16,823		(98,958)	(3)	(82,135)
Non-Controlling Interests	(3,174)		73,148		69,974
Economic Net Income	$83,246	(5)	N/A		N/A
Total Assets	$4,916,150		$19,181,455	(6)	$24,097,605

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

(3)	Results from the following:

For the Three Months Ended September 30, 2014
Net loss from investment activities	$(103)
Net losses from investment activities of consolidated variable interest entities	(98,848)
Loss from equity method investments(4)	(383)
Other Income, net	376
Total Consolidation Adjustments	$(98,958)

(4)	Includes $(376) reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended September 30, 2014
Economic Net Income	$83,246
Income tax provision	(29,376)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(42,955)
Non-cash charges related to equity-based compensation(7)	(112)
Amortization of intangible assets	(8,593)
Net Income Attributable to Apollo Global Management, LLC	$2,210

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended September 30, 2014:

	For the Three Months Ended September 30, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$11,925	$—	$11,925	$58,593	$—	$58,593
Management fees from affiliates	76,848	—	76,848	139,645	—	139,645
Carried interest (loss) income from affiliates:
Unrealized losses	—	(449,506)	(449,506)	—	(107,159)	(107,159)
Realized gains	—	369,968	369,968	12,106	120,323	132,429
Total Revenues	88,773	(79,538)	9,235	210,344	13,164	223,508
Compensation and benefits(1)	31,820	(19,270)	12,550	66,754	16,736	83,490
Other expenses(2)	19,387	—	19,387	44,493	—	44,493
Total Expenses	51,207	(19,270)	31,937	111,247	16,736	127,983
Other (Loss) Income	(1,439)	1,069	(370)	1,728	15,147	16,875
Non-Controlling Interests	—	—	—	(3,174)	—	(3,174)
Economic Net Income (Loss)	$36,127	$(59,199)	$(23,072)	$97,651	$11,575	$109,226

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended September 30, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$803	$—	$803
Management fees from affiliates	11,200	—	11,200
Carried interest (loss) income from affiliates:
Unrealized losses	—	(3,606)	(3,606)
Realized gains	—	—	—
Total Revenues	12,003	(3,606)	8,397
Compensation and benefits(1)	8,617	(3,270)	5,347
Other expenses(2)	6,276	—	6,276
Total Expenses	14,893	(3,270)	11,623
Other Income	(323)	641	318
Economic Net (Loss) Income	$(3,213)	$305	$(2,908)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2013:

	For the Three Months Ended September 30, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$5,646	$23,280	$36	$28,962
Management fees from affiliates	64,801	87,023	13,378	165,202
Carried interest income from affiliates	852,305	103,619	3,307	959,231
Total Revenues	922,752	213,922	16,721	1,153,395
Expenses	414,474	149,050	21,461	584,985
Other Income	30,223	17,353	1,642	49,218
Non-Controlling Interests	—	(2,744)	—	(2,744)
Economic Net Income (Loss)	$538,501	$79,481	$(3,098)	$614,884
Total Assets	$3,096,145	$1,928,808	$159,292	$5,184,245

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

(3)	Results from the following:

For the Three Months Ended September 30, 2013
Net gains from investment activities	$81,158
Net gains from investment activities of consolidated variable interest entities	78,601
Gain from equity method investments(4)	1,062
Interest income	781
Total Consolidation Adjustments	$161,602

(4)	Includes $(3,704) reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended September 30, 2013
Economic Net Income	$614,884
Income tax provision	(47,204)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(360,782)
Non-cash charges related to equity-based compensation(7)	(4,235)
Amortization of intangible assets	(10,147)
Net Income Attributable to Apollo Global Management, LLC	$192,516

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended September 30, 2013:

	For the Three Months Ended September 30, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$5,646	$—	$5,646	$23,280	$—	$23,280
Management fees from affiliates	64,801	—	64,801	87,023	—	87,023
Carried interest income from affiliates:
Unrealized gains (losses)	—	318,237	318,237	—	(10,325)	(10,325)
Realized gains	—	534,068	534,068	9,117	104,827	113,944
Total Revenues	70,447	852,305	922,752	119,420	94,502	213,922
Compensation and benefits(1)	35,424	358,025	393,449	49,914	64,696	114,610
Other expenses(2)	21,025	—	21,025	34,440	—	34,440
Total Expenses	56,449	358,025	414,474	84,354	64,696	149,050
Other Income	6,649	23,574	30,223	15,232	2,121	17,353
Non-Controlling Interests	—	—	—	(2,744)	—	(2,744)
Economic Net Income	$20,647	$517,854	$538,501	$47,554	$31,927	$79,481

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Three Months Ended September 30, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$36	$—	$36
Management fees from affiliates	13,378	—	13,378
Carried interest income from affiliates:
Unrealized gains	—	3,306	3,306
Realized gains	—	1	1
Total Revenues	13,414	3,307	16,721
Compensation and benefits(1)	12,505	1,821	14,326
Other expenses(2)	7,135	—	7,135
Total Expenses	19,640	1,821	21,461
Other Income	795	847	1,642
Economic Net (Loss) Income	$(5,431)	$2,333	$(3,098)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2014:

	As of and for the Nine Months Ended September 30, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$54,739	$191,682	$1,751	$248,172
Management fees from affiliates	238,314	405,879	36,188	680,381
Carried interest income from affiliates	211,423	188,531	1,036	400,990
Total Revenues	504,476	786,092	38,975	1,329,543
Expenses	333,528	424,914	46,516	804,958
Other Income	36,070	63,766	4,692	104,528
Non-Controlling Interests	—	(9,554)	—	(9,554)
Economic Net Income (Loss)	$207,018	$415,390	$(2,849)	$619,559
Total Assets	$2,462,241	$2,250,020	$203,889	$4,916,150
The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the nine months ended September 30, 2014:

	As of and for the Nine Months Ended September 30, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,329,543		$(44,856)	(1)	$1,284,687
Expenses	804,958		40,918	(2)	845,876
Other income	104,528		197,805	(3)	302,333
Non-Controlling Interests	(9,554)		(488,581)		(498,135)
Economic Net Income	$619,559	(5)	N/A		N/A
Total Assets	$4,916,150		$19,181,455	(6)	$24,097,605

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

(3)	Results from the following:

For the Nine Months Ended September 30, 2014
Net gains from investment activities	$204,938
Net losses from investment activities of consolidated variable interest entities	(7,688)
Loss from equity method investments(4)	(933)
Other Income, net	1,488
Total Consolidation Adjustments	$197,805

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(4)	Includes $1,737 reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Nine Months Ended September 30, 2014
Economic Net Income	$619,559
Income tax provision	(96,962)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(350,049)
Non-cash charges related to equity-based compensation(7)	(202)
Amortization of intangible assets	(26,299)
Net Income Attributable to Apollo Global Management, LLC	$146,047

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

The following tables present additional financial data for Apollo’s reportable segments for the nine months ended September 30, 2014:

	For the Nine Months Ended September 30, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$54,739	$—	$54,739	$191,682	$—	$191,682
Management fees from affiliates	238,314	—	238,314	405,879	—	405,879
Carried interest income from affiliates:
Unrealized losses	—	(753,488)	(753,488)	—	(67,883)	(67,883)
Realized gains	—	964,911	964,911	30,579	225,835	256,414
Total Revenues	293,053	211,423	504,476	628,140	157,952	786,092
Compensation and benefits(1)	112,209	162,719	274,928	207,053	97,269	304,322
Other expenses(2)	58,600	—	58,600	120,592	—	120,592
Total Expenses	170,809	162,719	333,528	327,645	97,269	424,914
Other Income	1,182	34,888	36,070	9,227	54,539	63,766
Non-Controlling Interests	—	—	—	(9,554)	—	(9,554)
Economic Net Income	$123,426	$83,592	$207,018	$300,168	$115,222	$415,390

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$1,751	$—	$1,751
Management fees from affiliates	36,188	—	36,188
Carried interest income from affiliates:
Unrealized losses	—	(2,962)	(2,962)
Realized gains	—	3,998	3,998
Total Revenues	37,939	1,036	38,975
Compensation and benefits(1)	30,013	(1,055)	28,958
Other expenses(2)	17,558	—	17,558
Total Expenses	47,571	(1,055)	46,516
Other Income	228	4,464	4,692
Economic Net (Loss) Income	$(9,404)	$6,555	$(2,849)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.
The following table presents the financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2013:

	For the Nine Months Ended September 30, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$71,926	$67,105	$2,434	$141,465
Management fees from affiliates	196,757	261,774	40,175	498,706
Carried interest income (loss) from affiliates	2,071,888	290,708	(2,022)	2,360,574
Total Revenues	2,340,571	619,587	40,587	3,000,745
Expenses	1,033,319	368,136	49,902	1,451,357
Other Income	67,448	37,655	3,730	108,833
Non-Controlling Interests	—	(9,462)	—	(9,462)
Economic Net Income (Loss)	$1,374,700	$279,644	$(5,585)	$1,648,759
Total Assets	$3,096,145	$1,928,808	$159,292	$5,184,245

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

(3)	Results from the following:

For the Nine Months Ended September 30, 2013
Net gains from investment activities	$136,130
Net gains from investment activities of consolidated variable interest entities	91,264
Gain from equity method investments(4)	234
Interest income	1,641
Other losses, net	(3,274)
Total Consolidation Adjustments	$225,995

(4)	Includes $(5,131) reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Nine Months Ended September 30, 2013
Economic Net Income	$1,648,759
Income tax provision	(83,922)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(972,511)
Non-cash charges related to equity-based compensation(7)	(58,901)
Amortization of intangible assets	(33,194)
Net Income Attributable to Apollo Global Management, LLC	$500,231

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of AOG Units and RSU Plan Grants made in connection with the 2007 private placement as discussed in note 11 to our condensed consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the nine months ended September 30, 2013:

	For the Nine Months Ended September 30, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$71,926	$—	$71,926	$67,105	$—	$67,105
Management fees from affiliates	196,757	—	196,757	261,774	—	261,774
Carried interest income from affiliates:
Unrealized gains(1)	—	506,184	506,184	—	4,079	4,079
Realized gains	—	1,565,704	1,565,704	28,197	258,432	286,629
Total Revenues	268,683	2,071,888	2,340,571	357,076	262,511	619,587
Compensation and benefits(2)	104,387	859,167	963,554	138,695	118,425	257,120
Other expenses(3)	69,765	—	69,765	111,016	—	111,016
Total Expenses	174,152	859,167	1,033,319	249,711	118,425	368,136
Other Income	9,153	58,295	67,448	23,759	13,896	37,655
Non-Controlling Interests	—	—	—	(9,462)	—	(9,462)
Economic Net Income	$103,684	$1,271,016	$1,374,700	$121,662	$157,982	$279,644

(1)
Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(2)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(3)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$2,434	$—	$2,434
Management fees from affiliates	40,175	—	40,175
Carried interest income (loss) from affiliates:
Unrealized losses	—	(2,535)	(2,535)
Realized gains	—	513	513
Total Revenues	42,609	(2,022)	40,587
Compensation and benefits(1)	31,548	(2,187)	29,361
Other expenses(2)	20,541	—	20,541
Total Expenses	52,089	(2,187)	49,902
Other Income	2,188	1,542	3,730
Economic Net (Loss) Income	$(7,292)	$1,707	$(5,585)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

16. SUBSEQUENT EVENTS
On October 9, 2014 and November 4, 2014, the Company issued 711,805 and 2,319,139 Class A shares, respectively, in settlement of vested RSUs. These issuances caused the Company's ownership interest in the Apollo Operating Group to increase from 41.8% to 42.3%.
On October 30, 2014 the Company declared a cash distribution of $0.73 per Class A share, which will be paid on November 21, 2014 to holders of record on November 14, 2014.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	September 30, 2014
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIE's	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,412,298	$—	$—	$1,412,298
Cash and cash equivalents held at consolidated funds	—	685	—	685
Restricted cash	7,520	—	—	7,520
Investments	822,342	2,177,282	(131,300)	2,868,324
Assets of consolidated variable interest entities
Cash and cash equivalents	—	901,910	—	901,910
Investments, at fair value	—	15,758,591	(1,548)	15,757,043
Other assets	—	569,012	(692)	568,320
Carried interest receivable	1,481,897	—	(49,623)	1,432,274
Due from affiliates	255,596	—	(9,565)	246,031
Fixed assets, net	36,773	—	—	36,773
Deferred tax assets	658,872	—	—	658,872
Other assets	83,372	6,312	—	89,684
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	68,628	—	—	68,628
Total Assets	$4,916,150	$19,413,792	$(232,337)	$24,097,605
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$75,557	$523	$—	$76,080
Accrued compensation and benefits	119,349	—	—	119,349
Deferred revenue	316,177	—	—	316,177
Due to affiliates	580,817	2,500	—	583,317
Profit sharing payable	755,322	—	—	755,322
Debt	1,015,952	—	—	1,015,952
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	14,110,993	(25,266)	14,085,727
Other liabilities	—	938,644	38	938,682
Due to affiliates	—	59,918	(59,918)	—
Other liabilities	31,922	6,167	—	38,089
Total Liabilities	2,895,096	15,118,745	(85,146)	17,928,695

Shareholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,357,398	—	(1,771)	2,355,627
Accumulated deficit	(1,455,995)	2,175,756	(2,142,635)	(1,422,874)
Appropriated partners' capital	—	1,102,495	(39,716)	1,062,779
Accumulated other comprehensive income (loss)	36,835	—	(37,153)	(318)
Total Apollo Global Management, LLC shareholders' equity	938,238	3,278,251	(2,221,275)	1,995,214
Non-Controlling Interests in consolidated entities	14,575	1,016,796	2,074,084	3,105,455
Non-Controlling Interests in Apollo Operating Group	1,068,241	—	—	1,068,241
Total Shareholders' Equity	2,021,054	4,295,047	(147,191)	6,168,910
Total Liabilities and Shareholders' Equity	$4,916,150	$19,413,792	$(232,337)	$24,097,605

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

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are contrarian, value-oriented investors in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds that enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 24 years and lead a team of 837 employees, including 319 investment professionals, as of September 30, 2014.
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
As of September 30, 2014, approximately 96% of our total AUM was in funds with a contractual life at inception of seven years or more, and 7% of our total AUM was in permanent capital vehicles with unlimited duration.
As of September 30, 2014, we had total AUM of $163.9 billion across all of our businesses. On December 31, 2013, Apollo Investment Fund VIII, L.P. ("Fund VIII") held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of September 30, 2014, Fund VIII had $16.7 billion of uncalled commitments remaining. Additionally, Apollo Investment Fund VII, L.P. ("Fund VII") held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2014, Fund VII had $3.2 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 26% net IRR on a compound annual basis from inception through September 30, 2014. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:
Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 27.60% of the Class A shares outstanding and 11.67% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 34.64% of the total voting power of our shares entitled to vote and 30.60% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 65.36% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 51.14% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 57.73% of the limited partner interests in each Apollo Operating Group entity ("AOG Units"). The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 51.14% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 6.59% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 42.27% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment
As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Fluctuations in equity prices, which may be volatile and mixed across geographies, can significantly impact the valuation of our funds' portfolio companies and related income we may recognize. In the U.S., the S&P 500 Index rose 0.6% in the third quarter of 2014, following a 4.7% rise in the second quarter of 2014. Outside the U.S., global equity markets depreciated in the third quarter of 2014. The MSCI All Country World ex USA Index was down 5.8% in the third quarter of 2014 following a 4.0% rise in the second quarter of 2014. Importantly, we believe that the generally positive momentum in the U.S. equity markets in the first nine months of 2014 has been conducive for continued equity capital markets activity, including IPOs and secondary offerings of the portfolio companies within our funds.
Conditions in the credit markets also have a significant impact on our business. Credit indices declined in the third quarter of 2014, with the BofAML HY Master II Index down 1.9% and the S&P/LSTA Leveraged Loan Index down 0.5%. Benchmark interest rates ascended for more than two thirds of the quarter before pulling back in September on news from the Federal Reserve that tapering asset purchases would only begin until signs of economic growth are evident. The U.S. 10-year Treasury yield finished the quarter down less than 10 basis points from its starting point to 2.5%.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported that real GDP increased at an annual rate of 3.5% in the third quarter of 2014, driven by military spending and a decline in imports, despite mounting worries of a global slowdown. As of October 2014, The International Monetary Fund estimated that the U.S. economy will expand by 2.2% in 2014, slightly greater than the 1.9% growth in 2013, despite the GDP contraction seen in the first quarter of the year. Additionally, the U.S. unemployment rate continued to decline and stood at 5.9% as of September 30, 2014, compared to 6.1% as of June 30, 2014, making it the lowest level since July 2008. The decline versus the prior quarter end was partially attributable to a further drop in the labor force participation rate.
Amid the generally favorable backdrop of elevated asset prices and positive equity market momentum, Apollo continued to generate realizations for fund investors. Apollo returned $4.6 billion and $16.5 billion of capital and realized gains to the limited partners of the funds it manages during the third quarter of 2014 and for the past 12 months ended September 30, 2014, respectively. In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment. Apollo reported $2.8 billion and $18.9 billion of new capital raised during the third quarter of 2014 and over past 12 months ended September 30, 2014, respectively. Capital raising activity in the third quarter of 2014 was primarily driven by the $2.0 billion final closing of Credit Opportunity Fund III, L.P.
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
Economic Net Income (Loss)
Economic Net Income, or ENI, is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management also believes the components of ENI such as the amount of management fees, advisory and transaction fees and carried interest income are indicative of Apollo’s performance. Management uses these performance measures in making key operating decisions such as the following:

—	Decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires;

—	Decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses; and

—
Decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to our employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in the funds and those of Apollo's shareholders by providing such individuals a profit sharing interest in the carried interest income earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on Apollo's performance and growth for the year.

ENI has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to restricted share units ("RSUs") granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions, (iv) Non-Controlling Interests (excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies) and (v) non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements as such carried interest income, management fees and other revenues from these consolidated entities are reflected on an unconsolidated basis. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.
We believe that ENI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in "—Overview of Results of Operations" that have been prepared in accordance with U.S. GAAP.
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

During the fourth quarter of 2013, certain reclassifications were made to prior period financial data within salary, bonus and benefits and profit sharing expense to conform to the current presentation. The impact of these reclassifications on management business ENI and incentive business ENI is reflected in the table below for Apollo’s three reportable segments for the three and nine months ended September 30, 2013.

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended September 30, 2013	$4,798	$(4,301)	$(497)

	Impact of Reclassification on Management Business Economic Net Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Nine Months Ended September 30, 2013	$14,697	$(13,252)	$(1,445)

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended September 30, 2013	$(5,058)	$4,566	$492

	Impact of Reclassification on Incentive Business Economic Net (Loss) Income
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Nine Months Ended September 30, 2013	$(14,598)	$13,178	$1,420

As it relates to the reclassifications described above, the impact to the combined segments' ENI for all periods presented was zero.

Operating Metrics
We monitor certain operating metrics that are common to the alternative investment management industry. These operating metrics include Assets Under Management, private equity dollars invested and uncalled private equity commitments.
Assets Under Management
Assets Under Management refers to the assets we manage for the funds, partnerships and accounts to which we provide investment management services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:

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
The table below presents fee-generating and non-fee generating AUM by segment as of September 30, 2014 and 2013 and December 31, 2013. Changes in market conditions and additional funds raised have had significant impacts to Apollo's AUM:

	As of September 30,				As of December 31,
	2014		2013		2013
	(in millions)
Total Assets Under Management	$163,900	(1)	$112,687	(1)	$161,177	(1)
Fee-generating	129,577		79,343		128,368
Non-fee generating	34,323	(1)	33,344	(1)	32,809	(1)

Private Equity	46,173		42,767		49,908
Fee-generating	32,104		27,059		34,173
Non-fee generating	14,069		15,708		15,735

Credit	107,675		59,359		100,886
Fee-generating	91,614		46,625		88,249
Non-fee generating	16,061		12,734		12,637

Real Estate	9,045		9,339		9,289
Fee-generating	5,859		5,659		5,946
Non-fee generating	3,186		3,680		3,343

(1)
As of September 30, 2014 and 2013 and December 31, 2013, includes $1.0 billion, $1.2 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

The table below sets forth AUM with the potential to earn management fees in the future, which is a component of Non-Fee Generating AUM, as of September 30, 2014 and 2013 and December 31, 2013.

	As of September 30,				As of December 31,
	2014		2013		2013
	(in millions)
Private Equity	$1,884		$4,867		$4,225
Credit	4,875		2,800		3,312
Real Estate	520		705		640
Total AUM with Future Management Fee Potential	$8,286	(1)	$9,595	(1)	$9,246	(1)

(1)
As of September 30, 2014 and 2013 and December 31, 2013, includes $1.0 billion, $1.2 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

The following table presents Carry Eligible AUM and Carry Generating AUM for each of Apollo's three segments as of September 30, 2014 and 2013 and December 31, 2013:

	Carry Eligible AUM			Carry Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Private equity	$40,527	$39,157	$45,050	$18,651	$11,635	$24,791
Credit	38,676	29,541	34,580	24,439	20,476	23,539
Real estate	2,525	3,043	3,041	850	540	941
Total(1)(2)	$82,734	$72,972	$83,729	$43,940	$32,651	$49,271

(1)
As of September 30, 2014 and 2013 and December 31, 2013, Carry Eligible AUM includes $1.0 billion, $1.2 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)
As of September 30, 2014 and 2013 and December 31, 2013, Carry Eligible AUM includes $29.5 billion, $21.6 billion and $28.7 billion of Uninvested Carry Eligible AUM, respectively, and $9.3 billion, $18.7 billion and $5.8 billion of AUM Not Currently Generating Carry, respectively.

The Company’s entire fee-generating AUM is subject to management or monitoring fees. The components of fee-generating AUM by segment as of September 30, 2014 and 2013 and December 31, 2013 are presented below:

	As of September 30, 2014
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$20,077		$5,968	$114	$26,159
Fee-generating AUM based on invested capital	11,115		2,748	3,694	17,557
Fee-generating AUM based on gross/adjusted assets	582		74,607	1,908	77,097
Fee-generating AUM based on leverage	330		1,063	—	1,393
Fee-generating AUM based on NAV	—		7,228	143	7,371
Total Fee-Generating AUM	$32,104	(1)	$91,614	$5,859	$129,577

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2014 was 72 months.

	As of September 30, 2013
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$11,350		$5,612	$158	$17,120
Fee-generating AUM based on invested capital	12,741		2,139	3,471	18,351
Fee-generating AUM based on gross/adjusted assets	887		30,368	1,761	33,016
Fee-generating AUM based on leverage	2,081		1,659	—	3,740
Fee-generating AUM based on NAV	—		6,847	269	7,116
Total Fee-Generating AUM	$27,059	(1)	$46,625	$5,659	$79,343

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2013 was 71 months.

	As of December 31, 2013
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-generating AUM based on capital commitments	$19,630		$5,834	$156	$25,620
Fee-generating AUM based on invested capital	11,923		1,649	3,753	17,325
Fee-generating AUM based on gross/adjusted assets	925		72,202	1,769	74,896
Fee-generating AUM based on leverage	1,695		1,587	—	3,282
Fee-generating AUM based on NAV	—		6,977	268	7,245
Total Fee-Generating AUM	$34,173	(1)	$88,249	$5,946	$128,368

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2013 was 75 months.

The following table presents total AUM and fee-generating AUM amounts for our private equity segment by strategy:

	Total AUM				Fee-Generating AUM
	As of September 30,			As of December 31,	As of September 30,			As of December 31,
	2014	2013		2013	2014	2013		2013
	(in millions)
Traditional Private Equity Funds	$39,636	$39,833	(1)	$45,872	$28,935	$24,376	(1)	$31,094
Natural Resources	1,453	1,336		1,367	1,295	1,295		1,295
Other(2)	5,084	1,598	(1)	2,669	1,874	1,388	(1)	1,784
Total	$46,173	$42,767		$49,908	$32,104	$27,059		$34,173

(1)	Reclassified to conform with current presentation.

(2)
Includes co-investments contributed to Athene Holding Ltd. ("Athene Holding") and its subsidiaries (together with Athene Holding, "Athene") by AAA, through its investment in AAA Investments as discussed in note 12 of the condensed consolidated financial statements.

The following table presents total AUM and fee-generating AUM amounts for our credit segment by strategy:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Athene(1)	$48,258	$9,292	$50,345	$48,258	$9,292	$50,345
U.S. Performing Credit	24,965	23,470	22,177	19,987	18,195	17,510
Structured Credit	14,638	11,294	12,779	10,619	8,180	9,362
Opportunistic Credit	10,829	6,569	7,068	6,196	4,493	4,763
Non-Performing Loans	5,245	6,251	5,688	3,979	4,555	4,330
European Credit	3,740	2,483	2,829	2,575	1,910	1,939
Total	$107,675	$59,359	$100,886	$91,614	$46,625	$88,249

(1)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.

The following table presents total AUM and fee-generating AUM amounts for our real estate segment by strategy:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2014	2013	2013	2014	2013	2013
	(in millions)
Debt	$6,049	$5,677	$5,731	$4,237	$3,411	$3,701
Equity	2,996	3,662	3,558	1,622	2,248	2,245
Total	$9,045	$9,339	$9,289	$5,859	$5,659	$5,946

The following tables summarize changes in total AUM for each of Apollo's three segments for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	(in millions)
Change in Total AUM:
Beginning of Period	$167,496	(1)	$113,116	(1)	$161,177	(1)	$113,379	(1)
(Loss) Income	(559)		5,327		2,836		11,661
Subscriptions/Capital raised	2,845		4,022		8,905	(2)	12,148
Distributions	(4,573)		(6,259)		(10,664)		(16,841)
Redemptions	(293)		(104)		(613)		(1,122)
Leverage/Other(4)	(1,016)		(3,415)		2,259		(6,538)
End of Period	$163,900	(1)	$112,687	(1)	$163,900	(1)	$112,687	(1)
Change in Private Equity AUM:
Beginning of Period	$51,585		$40,213		$49,908		$37,832
(Loss) Income	(727)		4,131		861		8,646
Subscriptions/Capital raised	221		3,332		3,041	(2)	9,170
Distributions	(2,834)		(4,210)		(6,591)		(11,781)
Redemptions	—		—		—		(19)
Net segment transfers	(1,205)		56		(1,216)		1,118
Leverage	(867)		(755)		170		(2,199)
End of Period	$46,173		$42,767		$46,173		$42,767
Change in Credit AUM:
Beginning of Period	$105,725		$62,212		$100,886		$64,406
Income	436		991		1,920		2,887
Subscriptions/Capital raised	2,443		690		5,242	(2)	1,990
Distributions	(1,347)		(1,568)		(2,805)		(4,209)
Redemptions	(293)		(104)		(479)		(813)
Net segment transfers	1,060		(184)		562		(679)
Leverage/Other(3)	(349)		(2,678)		2,349		(4,223)
End of Period	$107,675		$59,359		$107,675		$59,359
Change in Real Estate AUM:
Beginning of Period	$9,056		$9,473		$9,289		$8,800
(Loss) Income	(146)		197		142		116
Subscriptions/Capital raised	181		—		622		988
Distributions	(392)		(477)		(1,268)		(847)
Redemptions(4)	—		—		(134)		(290)
Net segment transfers	145		128		654		688
Leverage	201		18		(260)		(116)
End of Period	$9,045		$9,339		$9,045		$9,339

(1)
As of September 30, 2014 and 2013, June 30, 2014 and 2013, and December 31, 2013 and 2012 includes $1.0 billion, $1.2 billion, $1.1 billion, $1.2 billion, $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)	For the nine months ended September 30, 2014, includes $2.5 billion of AUM from co-investment vehicles that was raised in prior periods.

(3)	Represents changes in used and available leverage, and includes the changes in NAV on AUM managed by Athene Asset Management, L.P. ("Athene Asset Management") that is not sub-advised by Apollo.

(4)	Represents release of unfunded commitments primarily related to two legacy Citi Property Investors ("CPI") real estate funds that were past their investment periods.

Private Equity
During the three months ended September 30, 2014, total AUM in our private equity segment decreased by $5.4 billion, or 10.5%. This decrease was a result of distributions of $2.8 billion that were primarily attributable to Apollo Investment Fund VI, L.P. ("Fund VI") and Fund VII, unrealized losses of $0.7 billion that were primarily attributable to Fund VI, net transfers out of $1.2 billion and a $0.9 billion decrease in leverage from Fund VII. Offsetting this decrease were subscriptions of $0.2 billion that were primarily attributable to co-investment vehicles.
During the three months ended September 30, 2013, total AUM in our private equity segment increased by $2.6 billion, or 6.4%. This increase was a result of subscriptions of $3.3 billion in Fund VIII and $4.1 billion of income from unrealized gains, including $2.1 billion from Fund VI and $1.8 billion from Fund VII. Offsetting this increase were $4.2 billion of distributions, including $2.2 billion from Fund VII and $1.8 billion from Fund VI, and $0.8 billion of decreased leverage.
During the nine months ended September 30, 2014, total AUM in our private equity segment decreased by $3.7 billion, or 7.5%. This decrease was a result of distributions of $6.6 billion primarily attributable to Fund VII and Fund VI of $3.3 billion and $2.5 billion, respectively. In addition there were transfers out of $1.2 billion. These decreases were offset by $0.9 billion of income that was primarily attributable to unrealized gains in Fund VII partially offset by unrealized losses in Fund VI, and an increase in subscriptions of $3.0 billion primarily attributable to co-investment vehicles that were raised in prior periods.
During the nine months ended September 30, 2013, total AUM in our private equity segment increased by $4.9 billion, or 13.0%. This increase was a result of subscriptions of $9.2 billion which includes $9.1 billion in Fund VIII, $8.6 billion of income that was primarily attributable to improved unrealized gains in our private equity funds, including $3.8 billion from Fund VI and $4.5 billion from Fund VII and $1.1 billion of transfers in. Offsetting this increase were distributions of $11.8 billion, including $6.1 billion from Fund VII and $4.7 billion from Fund VI, and $2.2 billion of decreased leverage, including $1.7 billion in Fund VII and $0.4 billion in Fund VI. See “-Segment Analysis,” which includes a detailed discussion of the impact that significant changes in our AUM within our private equity, credit and real estate segments had on our revenues by segment.
Credit
During the three months ended September 30, 2014, total AUM in our credit segment increased by $2.0 billion, or 1.8%. There were increases in subscriptions of $2.4 billion, net transfers of $1.1 billion, and $0.4 billion of income. Included in subscriptions was $2.0 billion in Apollo Credit Opportunity Fund III, L.P. ("COF III"). These increases were offset by distributions of $1.3 billion primarily from Apollo Credit Opportunity Fund I, L.P. (“COF I”) and EPF I as well as decreases of $0.3 billion in leverage and $0.3 billion due to redemptions.
During the three months ended September 30, 2013, total AUM in our credit segment decreased by $2.9 billion, or 4.6%. This decrease consisted of $2.7 billion of leverage, including $1.1 billion from AMTG and $0.4 billion from COF II, $1.6 billion of distributions, including $0.6 billion from COF I and $0.3 billion from EPF I, and net segment transfers out of $0.2 billion. This decrease in total AUM was offset by $1.0 billion of income that was primarily attributable to improved unrealized gains across our credit funds, and additional subscriptions of $0.7 billion, primarily attributable to Financial Credit Investment II, L.P. ("FCI II").
During the nine months ended September 30, 2014, total AUM in our credit segment increased by $6.8 billion, or 6.7%. This increase was a result of subscriptions of $5.2 billion, $2.3 billion of leverage, $1.9 billion of income and $0.6 billion in net segment transfers. Included in subscriptions was $2.5 billion from Apollo Credit Opportunity Fund III, L.P. (“COF III”), $0.5 billion from Financial Credit Investment II, L.P. ("FCI II") and $0.4 billion from Apollo Investment Europe III, L.P. (“AIE III”). These increases were offset by $2.8 billion of distributions including $0.8 billion from EPF I and $0.5 billion in redemptions.
During the nine months ended September 30, 2013, total AUM in our credit segment decreased by $5.0 billion, or 7.8%. This decrease was a result of a decrease in leverage of $4.2 billion, including $1.1 billion from COF II. Additionally, there were $4.2 billion of distributions, including $1.3 billion from COF I, $0.8 billion of redemptions and $0.7 billion of net transfers out. Offsetting this decrease was $2.9 billion of increased income and $2.0 billion of subscriptions, including $0.5 billion from FCI II and $0.3 from Apollo Credit Master Fund Ltd. ("ACF").
Real Estate
During the three months ended September 30, 2014, total AUM in our real estate segment decreased by less than $0.1 billion, or 0.1%. This decrease was the result of distributions of $0.4 billion of which $0.1 billion was attributable to CPI Capital Partners Europe and $0.1 billion attributable to accounts owned by or related to Athene and unrealized losses of $0.1 billion. These decreases were offset by $0.2 billion of subscriptions and $0.2 billion of increased leverage of which $0.3 billion was attributable to Apollo Commercial Real Estate Finance, Inc ("ARI").

During the three months ended September 30, 2013, total AUM in our real estate segment decreased by $0.1 billion, or 1.4%, which was primarily the result of $0.5 billion of distributions of which $0.2 billion was attributable to accounts owned by or related to Athene. These increases were partially offset by income of $0.2 billion and transfers in of $0.1 billion.
During the nine months ended September 30, 2014, total AUM in our real estate segment decreased by $0.2 billion, or 2.6%, which was primarily the result of $1.3 billion of distributions of which $0.3 billion was attributable to CPI Capital Partners Europe, $0.3 billion to accounts owned or related to Athene and $0.2 billion attributable to AGRE 2011 A-4 Fund, LP ("CMBS II") and a $0.3 billion decrease in leverage. These decreases were partially offset by $0.6 billion of additional subscriptions of which $0.2 billion was attributable to Apollo Commercial Real Estate Finance, Inc. ("ARI"), $0.1 billion of income and $0.7 billion of net segment transfers into accounts owned by or related to Athene.
During the nine months ended September 30, 2013, total AUM in our real estate segment increased by $0.5 billion, or 6.1%, which was primarily the result of $1.0 billion of additional subscriptions, including $0.6 billion in AGRE Debt Fund I L.P. and $0.3 billion attributable to ARI and net segment transfers of $0.7 billion of which $0.6 billion is attributable to accounts owned by or related to Athene. These increases were partially offset by $0.8 billion of distributions of which $0.4 billion was attributable to accounts owned by or related to Athene and $0.3 billion in redemptions.

The following tables summarize changes in total fee-generating AUM for each of Apollo's three segments for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$130,329	$79,290	$128,368	$81,934
(Loss) Income	(140)	956	646	1,989
Subscriptions/Capital raised	282	10,240	2,465	12,403
Distributions	(1,041)	(1,865)	(3,614)	(5,017)
Redemptions	(286)	(27)	(449)	(737)
Net movements between Fee-Generating and Non-Fee Generating	547	(7,229)	66	(6,808)
Leverage/Other(1)	(114)	(2,022)	2,095	(4,421)
End of Period	$129,577	$79,343	$129,577	$79,343
Change in Private Equity Fee-Generating AUM:
Beginning of Period	$33,554	$26,014	$34,173	$27,932
(Loss) Income	(8)	274	(54)	348
Subscriptions/Capital raised	—	9,586	455	9,629
Distributions	(111)	(788)	(591)	(2,026)
Redemptions	—	—	—	(19)
Net segment transfers	(1,266)	50	(1,277)	246
Net movements between Fee-Generating and Non-Fee Generating	(49)	(7,333)	(514)	(7,523)
Leverage	(16)	(744)	(88)	(1,528)
End of Period	$32,104	$27,059	$32,104	$27,059
Change in Credit Fee-Generating AUM:
Beginning of Period	$90,780	$47,507	$88,249	$49,518
(Loss) Income	(43)	618	703	1,603
Subscriptions/Capital raised	214	654	1,606	1,858
Distributions	(633)	(749)	(1,861)	(2,378)
Redemptions	(286)	(27)	(449)	(718)
Net segment transfers	1,073	(178)	575	(884)
Net movements between Fee-Generating and Non-Fee Generating	607	78	608	519
Leverage/Other(1)	(98)	(1,278)	2,183	(2,893)
End of Period	$91,614	$46,625	$91,614	$46,625
Change in Real Estate Fee-Generating AUM:
Beginning of Period	$5,995	$5,769	$5,946	$4,484
(Loss) Income	(90)	64	(4)	38
Subscriptions/Capital raised	68	—	404	916
Distributions	(296)	(328)	(1,161)	(613)
Net segment transfers	193	128	702	638
Net movements between Fee-Generating and Non-Fee Generating	(11)	26	(28)	196
End of Period	$5,859	$5,659	$5,859	$5,659

(1)	Represents changes in used and available leverage, and includes the changes in NAV on AUM managed by Athene Asset Management that is not sub-advised by Apollo.

Private Equity
During the three months ended September 30, 2014, fee-generating AUM in our private equity segment decreased by $1.4 billion, or 4.3%. This decrease was a result of distributions of $0.1 billion, and net segment transfers out of $1.3 billion attributable to Fund VI and Fund VII of $0.2 billion and $1.0 billion, respectively.
During the three months ended September 30, 2013, fee-generating AUM in our private equity segment increased by $1.0 billion, or 4.0%. This increase was a result of subscriptions of $9.6 billion in Fund VIII and $0.3 billion in unrealized gains, offsetting this increase was $7.3 billion of transfers from fee-generating AUM to non-fee generating AUM in Fund VII, $0.8 billion of distributions primarily from Fund VI and $0.7 billion decrease in leverage that was primarily attributable to Fund VII.
During the nine months ended September 30, 2014, fee-generating AUM in our private equity segment decreased by $2.1 billion, or 6.1%. This decrease was a result of net segment transfers out of $1.3 billion attributable to Fund VI and Fund VII, and $0.5 billion of net transfers out to non-fee generating AUM from Fund V and Fund VII. In addition there were distributions of $0.6 billion from Fund VI and co-investment vehicles of $0.3 billion, respectively. Offsetting these decreases were subscriptions of $0.5 billion.
During the nine months ended September 30, 2013, fee-generating AUM in our private equity segment decreased by $0.9 billion, or 3.1%. This decrease was a result of $7.5 billion of net transfers from fee-generating AUM to non-fee generating AUM primarily attributable to Fund VII, $2.0 billion of distributions primarily attributable to Fund VI and $1.3 billion decrease in leverage attributable to Fund VII. Offsetting this decrease was $9.6 billion of subscriptions in Fund VIII and $0.3 billion of unrealized gains.
Credit
During the three months ended September 30, 2014, fee-generating AUM in our credit segment increased by $0.8 billion, or 0.9%. There were net segment transfers in of $1.1 billion, $0.6 billion of net transfers in from non-fee generating and increased subscriptions of $0.2 billion. These increases were offset by distributions of $0.6 billion and $0.3 billion in redemptions.
During the three months ended September 30, 2013, fee-generating AUM in our credit segment decreased by $0.9 billion, or 1.9%. This decrease consisted of $0.7 billion of distributions, $1.3 billion of decreased leverage, and net segment transfers of $0.2 billion. This decrease in fee-generating AUM was offset by $0.6 billion of income that was primarily attributable to unrealized gains across our credit funds, and subscriptions of $0.7 billion, primarily attributable to FCI II.
During the nine months ended September 30, 2014, fee-generating AUM in our credit segment increased by $3.4 billion, or 3.8%. This increase was a result of $2.2 billion of leverage, subscriptions of $1.6 billion attributable to FCI II of $0.5 billion and COF III of $0.4 billion, as well as $0.6 billion of net segment transfers, $0.6 billion of net transfers in from non-fee generating AUM and $0.7 billion of income. These increases were offset by $1.9 billion of distributions, including $0.3 billion from EPF I and $0.4 billion in redemptions, primarily from Stone Tower Credit Master Fund Ltd. of $0.3 billion.
During the nine months ended September 30, 2013, fee-generating AUM in our credit segment decreased by $2.9 billion, or 5.8%. This decrease was a result of $2.4 billion of distributions, a decrease in leverage of $2.9 billion, $0.7 billion of redemptions and $0.9 billion of net segment transfers out. Offsetting this decrease was $1.6 billion of income and $1.9 billion of subscriptions and $0.5 billion of transfers in from non-fee generating AUM.
Real Estate
During the three months ended September 30, 2014, fee-generating AUM in our real estate segment decreased by $0.1 billion, or 2.3%. This decrease was the result of distributions of $0.3 billion of which $0.1 billion was attributable to accounts owned by or related to Athene. This decrease was partially offset by $0.2 billion in net segment transfers primarily attributable to accounts owned by or related to Athene.
During the three months ended September 30, 2013, fee-generating AUM in our real estate segment decreased by $0.1 billion, or 1.9%, which was primarily the result of $0.3 billion of distributions of which $0.2 billion was attributable to accounts owned by or related to Athene. This decrease was partially offset by unrealized gains of $0.1 billion and transfers in of $0.1 billion.
During the nine months ended September 30, 2014, fee-generating AUM in our real estate segment decreased by $0.1 billion, or 1.5%, which was primarily the result of $1.2 billion of distributions, of which $0.3 billion was attributable to CPI Capital Partners Europe, $0.3 billion attributable to accounts owned by or related to Athene and $0.2 billion attributable to CPI Capital Partners Asia. This decrease was partially offset by $0.4 billion of subscriptions, $0.2 billion attributable to Apollo Commercial

Real Estate Finance, Inc. ("ARI") and $0.1 billion in AGRE Debt Fund I, L.P., as well as $0.7 billion of net segment transfers into accounts owned by or related to Athene.
During the nine months ended September 30, 2013, fee-generating AUM in our real estate segment increased by $1.2 billion, or 26.2%, which was primarily the result of $0.6 billion of capital invested by AGRE Debt Fund I, $0.3 billion of capital raised and invested by ARI, net segment transfers of $0.6 billion attributable to accounts owned by or related to Athene and $0.2 billion of transfers in from non-fee generating AUM. These increases were partially offset by $0.6 billion of distributions.
Dollars Invested and Uncalled Commitments
Dollars invested is the aggregate amount of capital that have been invested by our multi-year drawdown, commitment-based funds and strategic investment accounts ("SIAs") that have a defined maturity date and for funds and SIAs in our real estate debt strategy. Uncalled commitments, by contrast, represents unfunded capital commitments that certain of Apollo’s funds and SIAs have received from limited partners to fund future or current investments and expenses.
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
Dollars Invested
The following table summarizes by segment the dollars invested for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo's real estate debt strategy during the specified reporting periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Private equity	$901	$120	$1,871	$1,488
Credit	917	481	3,655	2,090
Real Estate (1)	369	231	1,745	1,907
Total dollars invested	$2,187	$832	$7,271	$5,485

(1)
Included in dollars invested is $285.6 million and $1,321.5 million for the three and nine months ended September 30, 2014, respectively, and $220.7 million and $1,567.7 million for the three and nine months ended September 30, 2013, respectively, for funds in Apollo's real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of September 30, 2014	As of September 30, 2013	As of December 31, 2013
	(in millions)
Private equity	$22,434	$16,125	$23,689
Credit	9,230	6,443	7,113
Real Estate	898	1,019	971
Total Uncalled Commitments(1)(2)	$33,568	$24,808	$32,852

(1)
As of September 30, 2014 and 2013 and December 31, 2013, includes$1.0 billion, $1.2 billion and $1.1 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)
As of September 30, 2014 and 2013 and December 31, 2013, $29.8 billion, $21.5 billion, and $29.5 billion, respectively, represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Apollo Investment Fund IV, L.P. ("Fund IV") has generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2014, while Apollo Investment Fund V, L.P. ("Fund V") has generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2014. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares" in the 2013 Annual Report.

Investment Record

The following table summarizes the investment record by segment of Apollo's multi-year drawdown, commitment based funds and strategic investment accounts that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of September 30, 2014, unless otherwise noted:

											As of September 30, 2014				As of December 31, 2013
	Strategy	Vintage Year	Committed Capital	Total Invested Capital	Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
Private Equity:(2)
Fund VIII	Traditional Private Equity Funds	2013	$18,377	$1,154	$—		$1,274		$1,274		NM	(3)	NM	(3)	NM	(3)	NM	(3)
Fund VII	Traditional Private Equity Funds	2008	14,677	15,161	22,964		9,585		32,549		38%		29%		39%		30%
Fund VI	Traditional Private Equity Funds	2006	10,136	12,457	14,975		6,154		21,129		13		11		15		12
Fund V	Traditional Private Equity Funds	2001	3,742	5,192	12,655		285		12,940		61		44		61		44
Fund IV	Traditional Private Equity Funds	1998	3,600	3,481	6,776		27		6,803		12		9		12		9
Fund III	Traditional Private Equity Funds	1995	1,500	1,499	2,695		—		2,695		18		11		18		11
Fund I, II & MIA(4)	Traditional Private Equity Funds	1990/ 1992	2,220	3,773	7,924		—		7,924		47		37		47		37
Subtotal			$54,252	$42,717	$67,989		$17,325		$85,314		39%	(5)	26%	(5)	39%	(5)	26%	(5)
AION	Other	2013	825	134	—		169		169		NM	(3)	NM	(3)	NM	(3)	NM	(3)
ANRP	Natural Resources	2012	1,323	588	25		748		773		22%		11%		18%		7%
Total Private Equity			$56,400	$43,439	$68,014		$18,242		$86,256
Credit:(6)
ACRF III (7)	Structured Credit	—	$205	$123	$3		$118		$121		NM	(3)	NM	(3)	NM	(3)	NM	(3)
COF III (7)	Opportunistic Credit	—	3,426	975	105		910		1,015		NM	(3)	NM	(3)	NM	(3)	NM	(3)
FCI II	Structured Credit	2013	1,555	653	5		756		761		NM	(3)	NM	(3)	NM	(3)	NM	(3)
EPF II(8)	Non-Performing Loans	2012	3,566	1,965	366		1,974		2,340		28%		13%		NM	(3)	NM	(3)
FCI	Structured Credit	2012	559	443	188		518		706		14		10		NM	(3)	NM	(3)
AEC	European Credit	2012	292	605	499		180		679		15		10		19%		12%
AIE II(8)	European Credit	2008	261	840	1,243		96		1,339		20		17		20		17
COF I	U.S. Performing Credit	2008	1,485	1,611	4,273		148		4,421		30		27		30		27
COF II	U.S. Performing Credit	2008	1,583	2,176	2,985		159		3,144		14		11		14		11
EPF I(8)	Non-Performing Loans	2007	1,636	2,150	2,703		804		3,507		23		17		21		16
ACLF	U.S. Performing Credit	2007	984	1,449	2,446		155		2,601		13		11		13		11
Total Credit			$15,552	$12,990	$14,816		$5,818		$20,634
Real Estate:(6)
AGRE U.S. Real Estate Fund, L.P(9)	Equity	2012	$865	$582	$299		$441		$740		17%		13%		17%		14%
AGRE Debt Fund I, LP	Debt	2011	1,127	954	276		812		1,088		11		9		13		11
CPI Capital Partners North America(10)	Equity	2006	600	453	350		30		380		16		11		17		13
CPI Capital Partners Asia Pacific(10)	Equity	2006	1,292	1,179	1,470		211		1,681		34		30		37		33
CPI Capital Partners Europe(8)(10)	Equity	2006	1,468	969	403		315		718		4		3		2		1
CPI Other(11)	Equity	Various	2,101	N/A	N/A	(11)	N/A	(11)	N/A	(11)	NM	(11)	NM	(11)	NM	(11)	NM	(11)
Total Real Estate			$7,453	$4,137	$2,798		$1,809		$4,607

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.

(2)	Amounts presented are computed based on actual timing of the funds' cash inflows and outflows.

(3)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(7)	COF III and Apollo Structured Credit Recovery Fund III, L.P. ("ACRF III") were launched during 2013 and 2014, respectively and have not established their vintage year.

(8)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.26 as of September 30, 2014.

(9)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund has $152 million of co-invest commitments raised, which are included in the figures in the table above. A co-invest entity within AGRE U.S. Real Estate Fund is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.62 as of September 30, 2014.

(10)
As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to September 30, 2014 were (7)%, 7% and (8)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

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

.
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of September 30, 2014:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$5,611	$16,687	29%
Non-Control Distressed	6,184	9,300	71
Total	11,795	25,987	49
Buyout Equity, Portfolio Company Debt and Other Credit(2)	30,922	59,327	22
Total	$42,717	$85,314	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

(2)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of our Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of September 30, 2014:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$1,154	$1,274
Total	$1,154	$1,274
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,377	$24,635
Other Credit and Classic Distressed(2)	4,784	7,914
Total	$15,161	$32,549

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,312	$17,420
Other Credit and Classic Distressed(2)	2,145	3,709
Total	$12,457	$21,129
Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,966
Classic Distressed(2)	780	974
Total	$5,192	$12,940

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII is $1.7 billion and $13.0 billion, respectively, which represents capital commitments from limited partners to invest in a particular fund less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	Classic Distressed is defined as investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.6 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the current recessionary and post recessionary periods (second half of 2007 through September 30, 2014), our private equity funds have invested $31.1 billion, of which $16.6 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VII, VI and V was 6.1x, 7.7x and 6.6x, respectively, as of September 30, 2014. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable earnings before interest, taxes, depreciation and amortization ("EBITDA") which we believe captures the true economics of our funds' purchases of portfolio companies.

Credit
The following table summarizes the investment record for certain funds and SIAs within Apollo's credit segment with no maturity date. All amounts are as of September 30, 2014, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of September 30, 2014	Since Inception to September 30, 2014		For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013		Since Inception to December 31, 2013		For the Year Ended December 31, 2013
			(in millions)
TRF(1)	U.S. Performing Credit	2014	$293	NM	(1)	NM	(1)	NM	(1)	NM	(1)	NM	(1)
ACSF(2)	Opportunistic Credit	2011	449	26%	(2)	4%	(2)	NM	(2)	NM	(2)	NM	(2)
SOMA(3)	Opportunistic Credit	2007	801	69		7		7%		58%		9%
ACF(2)	U.S. Performing Credit	2005	1,995	34	(2)	6	(2)	NM	(2)	NM	(2)	NM	(2)
Value Funds(4)	Opportunistic Credit	2003/2006	241	70		(2)		5		74		5
Totals			$3,779

(1)
Apollo Total Return Fund (“TRF”) returns have not been presented as the fund commenced investing capital less than 24 months prior to period indicated and therefore such return information was deemed not meaningful.

(2)
As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”) and ACF. The net returns are presented in the investment record table above since acquisition on April 2, 2012. As of September 30, 2014, the net returns from inception for ACSF and ACF were 43% and 9%, respectively.

These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.

(3)	Net asset value and returns are for the primary mandate and excludes Apollo Special Opportunities Managed Account, L.P.’s (“SOMA”) investments in other Apollo funds.

(4)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds, and Apollo Value Investment Master Fund, L.P., together with its feeder funds.

The following table summarizes the investment record for the publicly traded vehicles that Apollo manages by segment as of September 30, 2014:

						Total Returns(1)
	Strategy	IPO Year (2)	Raised Capital (3)	Gross Assets	Current NAV	Since Inception to September 30, 2014		For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013		Since Inception to December 31, 2013		For the Year Ended December 31, 2013
			(in millions)
Private Equity:
AAA(4)	Other	2006	$1,823	$2,148	$2,145	56%		10%		93%		41%		91%
Credit:
AIF(5)	U.S. Performing Credit	2013	276	419	281	NM	(6)	NM	(6)	NM	(6)	NM	(6)	NM	(6)
AFT(5)	U.S. Performing Credit	2011	295	443	294	9		(1)		—		NM	(6)	NM	(6)
AMTG	Structured Credit	2011	791	3,969	790	22		13		(20)		8		(17)
AINV	Opportunistic Credit	2004	3,080	3,833	2,063	61		3		5		55		12
Real Estate:
ARI	Debt	2009	886	1,744	856	25		4		1		20		10
Totals			$7,151	$12,556	$6,429

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

(4)
AAA is the sole limited partner in AAA Investments, L.P. (“AAA Investments”). Athene was AAA Investments’ only investment as of September 30, 2014. During the second quarter of 2014, Athene Holding Ltd. raised $1.218 billion of net equity commitments primarily from third-party institutional investors, certain existing investors in Athene, and employees of Athene and its affiliates (the “Athene Private Placement”). For the period December 31, 2013 through September 30, 2014, AAA Investments' ownership stake in Athene was reduced as a result of the Athene Private Placement, the issuance of shares under the Amended AAA Services Agreement and the issuance of 3.7 million unrestricted common shares of Athene Holding Ltd. under Athene’s management equity plan and was increased by the conversion to common shares of AAA Investments' note receivable from Athene, resulting in an approximate 48.3% economic ownership stake (calculated as if the commitments in the Athene Private Placement closed through September 30, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan or (ii) common shares to be issued after September 30, 2014 under the Amended AAA Services Agreement or the Amended Athene Services Agreement) and effectively 45% of the voting power of Athene.

(5)	Gross Assets presented for AFT and AIF represents total managed assets of these closed-end funds.

(6)
Returns have not been presented as the publicly traded vehicle commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

Athene and SIAs

As of September 30, 2014, Athene Asset Management had $60.1 billion of total AUM in accounts owned by or related to Athene, of which approximately $11.8 billion, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $11.8 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as collateralized loan obligation ("CLO") debt, commercial mortgage backed securities, and insurance-linked securities.

Apollo also manages CLOs within Apollo's credit segment, with such CLOs representing a total AUM of approximately $13.3 billion as of September 30, 2014. Such CLO performance information is not included in the above investment record tables.

As of September 30, 2014, Apollo managed approximately $15 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo's private equity, credit and real estate funds. The above investment record tables exclude certain funds with an aggregate AUM of approximately $6.0 billion as of September 30, 2014 because management deemed them to be immaterial.

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
Carried Interest Income from Affiliates. The general partners of our funds, in general, are entitled to an incentive return that can normally amount to as much as 20% of the total returns on fund capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. The carried interest income from affiliates is recognized in accordance with U.S. GAAP guidance applicable to accounting for arrangement fees based on a formula. In applying the U.S. GAAP guidance, the carried interest from affiliates for any period is based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions.
As of September 30, 2014, approximately 69% of the value of our funds' investments on a gross basis were determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 31% were determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of September 30, 2014 were 47%, 81% and 52%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” in the 2013 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo's (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo's combined segments' Incentive Business as of and for the three and nine months ended September 30, 2014:

	As of September 30, 2014		For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income(Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$797.6		$(197.8)	$178.6	$(19.2)	$(98.9)	$468.2	$369.3
Fund VI	101.5		(236.2)	153.7	(82.5)	(596.0)	401.5	(194.5)
Fund V	17.1		(24.2)	18.9	(5.3)	(25.9)	42.7	16.8
Fund IV	5.5		0.3	—	0.3	(2.2)	—	(2.2)
AAA/Other(1)(2)	198.2		8.4	18.8	27.2	(30.5)	52.5	22.0
Total Private Equity Funds	1,119.9		(449.5)	370.0	(79.5)	(753.5)	964.9	211.4
Credit Funds:
U.S. Performing Credit	77.0		(72.0)	59.2	(12.8)	(80.5)	101.7	21.2
Opportunistic Credit	42.6		(13.6)	1.5	(12.1)	7.2	6.1	13.3
Structured Credit	59.3		0.1	0.7	0.8	3.8	4.7	8.5
European Credit	14.7		0.3	1.5	1.8	(0.2)	10.2	10.0
Non-Performing Loans	156.2		(22.0)	57.4	35.4	1.8	103.1	104.9
Total Credit Funds	349.8		(107.2)	120.3	13.1	(67.9)	225.8	157.9
Real Estate Funds:
CPI Funds	2.2		(4.5)	—	(4.5)	(3.2)	0.6	(2.6)
AGRE U.S. Real Estate Fund, L.P.	7.2		1.3	—	1.3	1.6	2.7	4.3
Other	2.8		(0.4)	—	(0.4)	(1.4)	0.7	(0.7)
Total Real Estate Funds	12.2		(3.6)	—	(3.6)	(3.0)	4.0	1.0
Total	$1,481.9	(3)	$(560.3)	$490.3	$(70.0)	$(824.4)	$1,194.7	$370.3

(1)	Includes certain SIAs.

(2)
Includes $121.4 million of carried interest receivable from AAA Investments which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding.

(3)
There was a corresponding profit sharing payable of $755.3 million as of September 30, 2014 that resulted in a net carried interest receivable on an unconsolidated basis of $726.6 million as of September 30, 2014. Included within profit sharing payable are contingent consideration obligations of $96.9 million.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of September 30, 2014. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments. These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the condensed consolidated statements of financial condition. As of September 30, 2014, there were no such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception for our combined segments through September 30, 2014:

	Carried Interest Income Since Inception (1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of September 30, 2014(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VII	$797.6	$2,422.1	$3,219.7	$—	$1,518.5
Fund VI	101.5	1,580.1	1,681.6	—	1,164.6
Fund V	17.1	1,452.8	1,469.9	—	47.0
Fund IV	5.5	597.2	602.7	—	5.5
AAA/Other	198.2	119.1	317.3	—	191.6
Total Private Equity Funds	1,119.9	6,171.3	7,291.2	—	2,927.2
Credit Funds:
U.S. Performing Credit	77.0	742.1	819.1	—	177.2
Opportunistic Credit(5)	30.5	182.5	213.0	—	63.5
Structured Credit	59.3	26.1	85.4	—	60.5
European Credit	14.7	69.0	83.7	—	77.1
Non-Performing Loans	156.2	129.8	286.0	—	283.7
Total Credit Funds	337.7	1,149.5	1,487.2	—	662.0
Real Estate Funds:
CPI Funds	2.2	5.8	8.0	—	2.9
AGRE U.S. Real Estate Fund	7.2	2.7	9.9	—	7.0
Other	2.8	0.7	3.5	—	3.5
Total Real Estate Funds	12.2	9.2	21.4	—	13.4
Total	$1,469.8	$7,330.0	$8,799.8	$—	$3,602.6

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.26 as of September 30, 2014.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on September 30, 2014. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at September 30, 2014. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on September 30, 2014. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds' management agreement.

(5)	Amounts exclude AINV, as carried interest income from this entity is not subject to contingent repayment.
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
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA restricted depositary units ("RDUs") , or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, AHL awards and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 11 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
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
Other Income (Losses), Net. Other income (losses), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 12 to our condensed consolidated financial statements), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 58.2% and 61.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of September 30, 2014 and 2013, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97.5% and 97.3% ownership interests held by limited partners in AAA as of September 30, 2014 and 2013, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three Months Ended September 30,		Amount Change	Percentage Change	Nine Months Ended September 30,		Amount Change	Percentage Change
	2014	2013			2014	2013
					(dollars in thousands)
Revenues:
Advisory and transaction fees from affiliates, net	$71,071	$28,961	$42,110	145.4%	$247,922	$141,465	$106,457	75.3%
Management fees from affiliates	207,297	151,127	56,170	37.2	643,508	456,644	186,864	40.9
Carried interest (loss) income from affiliates	(57,233)	952,001	(1,009,234)	NM	393,257	2,340,314	(1,947,057)	(83.2)
Total Revenues	221,135	1,132,089	(910,954)	(80.5)	1,284,687	2,938,423	(1,653,736)	(56.3)
Expenses:
Compensation and benefits:
Equity-based compensation	13,987	20,832	(6,845)	(32.9)	101,676	109,619	(7,943)	(7.2)
Salary, bonus and benefits	90,402	81,266	9,136	11.2	260,764	223,944	36,820	16.4
Profit sharing expense	(5,804)	424,542	(430,346)	NM	258,933	975,406	(716,473)	(73.5)
Total Compensation and Benefits	98,585	526,640	(428,055)	(81.3)	621,373	1,308,969	(687,596)	(52.5)
Interest expense	7,389	7,179	210	2.9	15,027	22,291	(7,264)	(32.6)
Professional fees	17,936	18,752	(816)	(4.4)	57,599	56,477	1,122	2.0
General, administrative and other	23,652	21,720	1,932	8.9	73,621	70,698	2,923	4.1
Placement fees	8,760	3,185	5,575	175.0	14,035	15,663	(1,628)	(10.4)
Occupancy	9,916	9,849	67	0.7	30,237	29,803	434	1.5
Depreciation and amortization	11,150	12,790	(1,640)	(12.8)	33,984	41,603	(7,619)	(18.3)
Total Expenses	177,388	600,115	(422,727)	(70.4)	845,876	1,545,504	(699,628)	(45.3)
Other (Loss) Income:
Net gains from investment activities	12	74,045	(74,033)	(100.0)	213,886	127,294	86,592	68.0
Net (losses) gains from investment activities of consolidated variable interest entities	(98,848)	78,601	(177,449)	NM	(7,688)	91,264	(98,952)	NM
Income from equity method investments	4,445	32,236	(27,791)	(86.2)	58,056	80,116	(22,060)	(27.5)
Interest income	2,243	3,304	(1,061)	(32.1)	8,297	9,444	(1,147)	(12.1)
Other income, net	10,013	22,634	(12,621)	(55.8)	29,782	26,710	3,072	11.5
Total Other (Loss) Income	(82,135)	210,820	(292,955)	NM	302,333	334,828	(32,495)	(9.7)
(Loss) Income before income tax provision	(38,388)	742,794	(781,182)	NM	741,144	1,727,747	(986,603)	(57.1)
Income tax provision	(29,376)	(47,204)	17,828	(37.8)	(96,962)	(83,922)	(13,040)	15.5
Net (Loss) Income	(67,764)	695,590	(763,354)	NM	644,182	1,643,825	(999,643)	(60.8)
Net loss (income) attributable to Non-controlling Interests	69,974	(503,074)	573,048	NM	(498,135)	(1,143,594)	645,459	(56.4)
Net Income Attributable to Apollo Global Management, LLC	$2,210	$192,516	$(190,306)	(98.9)%	$146,047	$500,231	$(354,184)	(70.8)%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
Revenues
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.
Advisory and transaction fees from affiliates, net, increased by $42.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was attributable to an increase in advisory and transaction fees, net in the credit segment of $35.3 million, and an increase in the private equity segment of $6.3 million. The increase in the credit segment was primarily attributable to an increase in monitoring fees from Athene of $35.7 million. The increase in the private equity segment was primarily attributable to net transaction fees in connection with the acquisitions of

Jupiter Resources and KBC Bank Deutschland AG ("KBC Bank") in the aggregate amount of $7.6 million during the three months ended September 30, 2014.
Management fees from affiliates increased by $56.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to an increase in management fees earned by our credit and private equity segments of $52.6 million and $12.0 million, respectively, as a result of an increase in fee-generating AUM with respect to these segments during the period. The primary driver of the increase in management fees earned from the credit funds was an increase in management fees earned from Athene of $45.4 million during the three months ended September 30, 2014 compared to the same period in 2013. This increase was also attributable to increased management fees earned from Fund VIII in the amount of $37.7 million during the three months ended September 30, 2014. This increase was partially offset by decreased management fees earned from Fund VII of $23.2 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period. The change in management fees from affiliates was partially attributable to a decrease in management fees of $2.9 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the three months ended September 30, 2014 as compared to the same period in 2013.
Carried interest income from affiliates decreased by $1,009.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to decreased carried interest income from Fund VI, Fund VII, AAA Investments (Co-Invest VI) and EPF I of $510.9 million, $356.7 million, $70.1 million and $20.6 million, respectively.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Advisory and transaction fees from affiliates, net, increased by $106.5 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was attributable to an increase in advisory and transaction fees, net in the credit segment of $124.6 million offset by a decrease in the private equity segment of $17.2 million. The increase in the credit segment was primarily driven by an increase in monitoring fees from Athene of $104.9 million. The decrease in the private equity segment was primarily attributable to lower net advisory fees of $14.8 million driven by Debt Investment Vehicles, EP Energy LLC, Taminco, Realogy and Caesars Entertainment related to the realization of underlying investments, termination and waived fees that occurred in 2013.
Management fees from affiliates increased by $186.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 This change was primarily attributable to an increase in management fees earned by our credit and private equity segments of $144.1 million and $41.6 million, respectively, as a result of an increase in fee-generating AUM with respect to these segments during the period. The primary driver of the increase in management fees earned from the credit funds was an increase in management fees earned from Athene and FCI II of $132.5 million and $6.2 million, respectively, partially offset by a $6.1 million decrease in management fees from COF II during the nine months ended September 30, 2014 compared to the same period in 2013. The increase was also due to Fund VIII which generated an additional $134.1 million during the nine months ended September 30, 2014. This increase was partially offset by decreased management fees earned from Fund VII of $90.2 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period. The change in management fees from affiliates was partially attributable to a decrease in management fees of $4.0 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the nine months ended September 30, 2014 as compared to the same period in 2013.
Carried interest income from affiliates decreased by $1,947.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to decreased carried interest income from Fund VI, Fund VII, AAA Investments (Co-Invest VI), COF I and SOMA of $1,280.3 million, $503.7 million, $114.5 million, $37.7 million and $28.0 million, respectively.
Expenses
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Compensation and benefits decreased by $428.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to a decrease in profit sharing expense of $430.3 million, due to a lower carried interest income during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period. During the three months ended September 30, 2014, the fair value of Fund VI and Fund VIII’s underlying fund investments depreciated resulting in a net reversal of total profit sharing expense during the quarter which was offset by $15.7 million related to the Incentive Pool (as defined below). Included within profit sharing expense was $17.0 million related to the Incentive Pool for the three months ended September 30, 2013. The Incentive Pool is separate from the fund related profit sharing expense and seeks to more directly tie compensation of its professionals to realized performance of the Company’s business, which may result in greater variability in compensation and can have a variable impact on the blended profit share percentage during a particular quarter.  Additionally, salary, bonus and benefits increased by $9.1 million during the three months ended September 30, 2014 as a result of an increase in headcount during the period as compared to the same period in 2013.
The Company intends to, over time, seek to more directly tie compensation of its professionals to realized performance of the Company’s business, which may result in greater variability in compensation. In June 2011, the Company adopted a performance based incentive arrangement (the “Incentive Pool”) whereby certain partners and employees earned discretionary compensation based on carried interest realizations earned by the Company during the year, which amounts are reflected as profit sharing expense in the Company’s condensed consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the Executive Committee of the Company’s manager determines that allocations of realized carried interest income are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits.

General, administrative and other expenses increased by $1.9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to an increase in information technology expenses offset by lower travel, recruiting and organization expenses during the three months ended September 30, 2014 as compared to the same period in 2013.

Placement fees increased by $5.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was attributable to an increase in placement fees in COF III of $6.3 million during the three months ended September 30, 2014 as compared to the same period in 2013.
Depreciation and amortization expense decreased by $1.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to lower amortization of intangible assets during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as certain intangible assets were fully amortized.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Compensation and benefits decreased by $687.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily due to a decrease in profit sharing expense of $716.5 million, primarily attributable to a corresponding decrease in carried interest income. During this period, the blended profit sharing percentage was impacted by the respective profit share ratios of the funds generating carry in the period. During the nine months ended September 30, 2014, the fair value of Fund VII's underlying fund investment appreciated while Fund VI's underlying investments depreciated during the period, which contributed to the elevated profit sharing percentage. Included within profit sharing expense was a $34.6 million and $36.2 million expense related to the Incentive Pool for the nine months ended September 30, 2014 and 2013, respectively. The Incentive Pool is separate from the fund related profit sharing expense and seeks to more directly tie compensation of its professionals to realized performance of the Company’s business, which may result in greater variability in compensation and can have a variable impact on the blended profit share percentage during a particular quarter.  The decrease in profit sharing expense was offset by an increase in salary, bonus and benefits of $36.8 million during the nine months ended September 30, 2014 as a result of an increase in headcount.
Additionally, equity-based compensation decreased by $7.9 million due to lower amortization of AOG Units due to the end of their vesting period as of June 30, 2013 and lower amortization of RSU awards granted in connection with the 2007 private placement and other equity-based awards which decreased in aggregate of $53.5 million. This decrease in equity-based compensation was offset primarily by a non-cash expense of $45.6 million related to equity-based compensation in connection with the departure of an executive officer during the nine months ended September 30, 2014.
Interest expense decreased by $7.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement during the nine months ended September 30, 2014 as compared to the same period in 2013 (see note 9 to our condensed consolidated financial statements).

General, administrative and other expenses increased by $2.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to an increase in costs associated with increase in information technology which was partially offset by a decrease in costs associated with the launch of new funds, recruiting and other expenses incurred during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Placement fees decreased by $1.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was driven by a decrease in placement fees in AIF and EPF II during the nine months ended September 30, 2013 and was partially offset by an increase in placement fees in COF III during the nine months ended September 30, 2014.
Depreciation and amortization expense decreased by $7.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to lower amortization of intangible assets during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, as certain intangible assets were fully amortized.
Other Income (Loss)
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Net gains from investment activities decreased by $74.0 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to a $80.9 million decrease in net unrealized gains related to changes in the fair value of investments held by AAA, offset by a decrease in losses on the investment in HFA of $7.1 million (see note 3 to the condensed consolidated financial statements.)
During the three months ended September 30, 2014, the Company recorded $98.8 million in net losses from investment activities of consolidated VIEs, compared to $78.6 million in net gains from investment activities of consolidated VIEs during the three months ended September 30, 2013. The $177.4 million decrease was primarily attributable to $172.2 million in net losses from investment activities and a $31.3 million increase in interest and other expenses. These changes were offset by a $21.4 million increase in net gains from debt and a $4.6 million increase in interest and other income during the three months ended September 30, 2014 as compared to the same period in 2013.
Income from equity method investments decreased by $27.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily driven by decreases in the fair values of investments held by certain Apollo funds and other entities in which the Company has a direct interest. Fund VI and Fund VII had the most significant impact and together had a reduction of $25.7 million of income from equity method investments during the three months ended September 30, 2014.
Other income, net decreased by $12.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily driven by losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2014 in addition to a gain from the reduction of the tax receivable agreement liability during the three months ended September 30, 2013 resulting from a change in estimated tax rates that did not recur in the current period (see note 12 to our condensed consolidated financial statements). These decreases were offset by a gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower (see note 13 to our condensed consolidated financial statements) during the period.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net gains from investment activities increased by $86.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to a $69.2 million increase in net unrealized gains related to changes in the fair value of investments held by AAA and a $17.7 million increase in gains related to the sale of the Company's investment in HFA, respectively, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
During the nine months ended September 30, 2014, the Company recorded $7.7 million in net losses from investment activities of consolidated VIEs, compared to $91.3 million in net gains from investment activities of consolidated VIEs during the nine months ended September 30, 2013. The $99.0 million decrease was primarily attributable to an increase in net losses from investment activities of $116.7 million, an increase in interest and other expenses of $63.5 million and a decrease in interest and other income of $6.9 million. These changes were offset by an increase in net gains from debt of $88.0 million during the nine months ended September 30, 2014 as compared to the same period in 2013.

Other income, net increased by $3.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to a gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower (see note 13 to our condensed consolidated financial statements) during 2014 and gains on Athene related derivative contracts for the nine months ended September 30, 2014. These increases were partially offset by losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the nine months ended September 30, 2014 in addition to a gain from the reduction of the tax receivable agreement liability during the nine months ended September 30, 2013 resulting from a change in estimated tax rates that did not recur in the current period (see note 12 to our condensed consolidated financial statements).
Income Tax Provision
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Income tax expense decreased by $17.8 million primarily due to a decrease in incentive company income subject to corporate level taxation. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of (76.5%) and 6.4% for the three months ended September 30, 2014 and 2013, respectively. The negative effective tax rate in the third quarter is due to losses in the incentive company related to the portion of losses not taxed for U.S. federal income tax purposes. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) amortization of AOG Units that are non-deductible for income tax purposes which were fully amortized as of June 30, 2013; and (iv) state and local income taxes including NYC UBT.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Income tax expense increased by $13.0 million primarily due to an increase in management business income as well as an increase in incentive company income subject to corporate level taxation. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 13.1% and 4.9% for the nine months ended September 30, 2014 and 2013, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) amortization of AOG Units that are non-deductible for income tax purposes which were fully amortized as of June 30, 2013; and (iv) state and local income taxes including NYC UBT.

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
AAA(1)	$429	$(78,523)	$(197,908)	$(130,736)
Interest in management companies and a co-investment vehicle(2)	(2,797)	(6,448)	(11,291)	(14,593)
Other consolidated entities	(17,220)	11,491	(12,113)	41,058
Net income attributable to Non-Controlling Interests in consolidated entities	(19,588)	(73,480)	(221,312)	(104,271)
Net loss (income) attributable to Appropriated Partners’ Capital(3)	132,517	(68,812)	73,226	(66,812)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(42,955)	(360,782)	(350,049)	(972,511)
Net Loss (Income) attributable to Non-Controlling Interests	$69,974	$(503,074)	$(498,135)	$(1,143,594)
Net (loss) income attributable to Appropriated Partners’ Capital(4)	(132,517)	68,812	(73,226)	66,812
Other Comprehensive loss (income) attributable to Non-Controlling Interests	606	(41)	606	(41)
Comprehensive Income Attributable to Non-Controlling Interests	$(61,937)	$(434,303)	$(570,755)	$(1,076,823)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests' ownership percentage in AAA, which was approximately 97.5% and 97.3% as of September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, Apollo owned approximately 2.5% and 2.7% of AAA, respectively.

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

Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net (loss) income	$(67,764)	$695,590	$644,182	$1,643,825
Net loss (income) attributable to Non-Controlling Interests in consolidated entities	112,929	(142,292)	(148,086)	(171,083)
Net income after Non-Controlling Interests in consolidated entities	45,165	553,298	496,096	1,472,742
Adjustments:
Income tax provision(1)	29,376	47,204	96,962	83,922
NYC UBT and foreign tax provision(2)	(1,286)	(4,182)	(8,079)	(7,981)
Net loss (income) in non-Apollo Operating Group entities	258	(13,314)	(1,367)	(12,687)
Total adjustments	28,348	29,708	87,516	63,254
Net income after adjustments	73,513	583,006	583,612	1,535,996
Approximate weighted average ownership percentage of Apollo Operating Group	58.2%	61.8%	58.2%	63.2%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$42,955	$360,782	$350,049	$972,511

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

Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment, further broken out by our "management" and "incentive" businesses, for the three and nine months ended September 30, 2014 and 2013, respectively. ENI represents segment income, excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement, equity-based compensation expense comprised of amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions and Non-Controlling Interests with the exception of allocations of income to certain individuals. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$11,925	$—	$11,925	$5,646	$—	$5,646
Management fees from affiliates	76,848	—	76,848	64,801	—	64,801
Carried interest income (loss) gains from affiliates:
Unrealized (losses) gains	—	(449,506)	(449,506)	—	318,237	318,237
Realized gains	—	369,968	369,968	—	534,068	534,068
Total Revenues	88,773	(79,538)	9,235	70,447	852,305	922,752
Expenses:
Compensation and Benefits:
Equity-based compensation	8,028	—	8,028	7,505	—	7,505
Salary, bonus and benefits	23,792	—	23,792	27,919	—	27,919
Profit sharing expense	—	(19,270)	(19,270)	—	358,025	358,025
Total compensation and benefits	31,820	(19,270)	12,550	35,424	358,025	393,449
Other expenses	19,387	—	19,387	21,025	—	21,025
Total Expenses	51,207	(19,270)	31,937	56,449	358,025	414,474
Other Income:
Income from equity method investments	—	1,069	1,069	—	23,574	23,574
Other (loss) income, net	(1,439)	—	(1,439)	6,649	—	6,649
Total Other (Loss) Income	(1,439)	1,069	(370)	6,649	23,574	30,223
Economic Net Income (Loss)	$36,127	$(59,199)	$(23,072)	$20,647	$517,854	$538,501

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$54,739	$—	$54,739	$71,926	$—	$71,926
Management fees from affiliates	238,314	—	238,314	196,757	—	196,757
Carried interest income from affiliates:
Unrealized (losses) gains	—	(753,488)	(753,488)	—	506,184	506,184
Realized gains	—	964,911	964,911	—	1,565,704	1,565,704
Total Revenues	293,053	211,423	504,476	268,683	2,071,888	2,340,571
Expenses:
Compensation and Benefits:
Equity-based compensation	39,435	—	39,435	23,363	—	23,363
Salary, bonus and benefits	72,774	—	72,774	81,024	—	81,024
Profit sharing expense	—	162,719	162,719	—	859,167	859,167
Total compensation and benefits	112,209	162,719	274,928	104,387	859,167	963,554
Other expenses	58,600	—	58,600	69,765	—	69,765
Total Expenses	170,809	162,719	333,528	174,152	859,167	1,033,319
Other Income:
Income from equity method investments	—	33,289	33,289	—	58,295	58,295
Other income, net	1,182	1,599	2,781	9,153	—	9,153
Total Other Income	1,182	34,888	36,070	9,153	58,295	67,448
Economic Net Income	$123,426	$83,592	$207,018	$103,684	$1,271,016	$1,374,700

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Amount Change	Percentage Change	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$11,925	$5,646	$6,279	111.2%	$54,739	$71,926	$(17,187)	(23.9)%
Management fees from affiliates	76,848	64,801	12,047	18.6	238,314	196,757	41,557	21.1
Carried interest income (loss) from affiliates:
Unrealized (losses) gains	(449,506)	318,237	(767,743)	NM	(753,488)	506,184	(1,259,672)	NM
Realized gains	369,968	534,068	(164,100)	(30.7)	964,911	1,565,704	(600,793)	(38.4)
Total carried interest (loss) income from affiliates	(79,538)	852,305	(931,843)	NM	211,423	2,071,888	(1,860,465)	(89.8)
Total Revenues	9,235	922,752	(913,517)	(99.0)	504,476	2,340,571	(1,836,095)	(78.4)
Expenses:
Compensation and benefits:
Equity-based compensation	8,028	7,505	523	7.0	39,435	23,363	16,072	68.8
Salary, bonus and benefits	23,792	27,919	(4,127)	(14.8)	72,774	81,024	(8,250)	(10.2)
Profit sharing expense	(19,270)	358,025	(377,295)	NM	162,719	859,167	(696,448)	(81.1)
Total compensation and benefits expense	12,550	393,449	(380,899)	(96.8)	274,928	963,554	(688,626)	(71.5)
Other expenses	19,387	21,025	(1,638)	(7.8)	58,600	69,765	(11,165)	(16.0)
Total Expenses	31,937	414,474	(382,537)	(92.3)	333,528	1,033,319	(699,791)	(67.7)
Other Income (Loss):
Income from equity method investments	1,069	23,574	(22,505)	(95.5)	33,289	58,295	(25,006)	(42.9)
Other (loss) income, net	(1,439)	6,649	(8,088)	NM	2,781	9,153	(6,372)	(69.6)
Total Other (Loss) Income	(370)	30,223	(30,593)	NM	36,070	67,448	(31,378)	(46.5)
Economic Net (Loss) Income	$(23,072)	$538,501	$(561,573)	NM	$207,018	$1,374,700	$(1,167,682)	(84.9)%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.
Revenues
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Advisory and transaction fees from affiliates, net, increased by $6.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to net transaction fees in connection with the acquisitions of Jupiter Resources and KBC Bank in the aggregate amount of $7.6 million during the three months ended September 30, 2014.
Management fees from affiliates increased by $12.0 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily attributable to increased management fees earned from Fund VIII in the amount of $37.7 million during the three months ended September 30, 2014. This increase was partially offset by decreased management fees earned from Fund VII of $23.2 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period.
Carried interest income from affiliates decreased by $931.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to decreases in carried interest income earned from Fund VI and Fund VII of $510.9 million and $356.7 million, respectively. Realized carried interest income decreased $164.1 million, driven by decreased dispositions in Fund VI and Fund VII of $77.4 million and $107.9 million, respectively, primarily due to decreased dispositions of underlying portfolio investments held during the period as compared to the same period in the prior year. Unrealized carried interest income decreased by $767.7 million during the three months ended September 30, 2014, also driven by Fund VI and Fund VII, which experienced decreases in unrealized carried interest income in the amounts of $433.5 million and $248.9 million, respectively. These decreases were a result of decreases in the fair value of portfolio investments and reversals of unrealized carried interest income to realized carried interest income.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Advisory and transaction fees from affiliates, net decreased by $17.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to lower net advisory fees of $14.8 million driven by Debt Investment Vehicles, EP Energy LLC, Taminco, Realogy and Caesars Entertainment related to the realization of underlying investments, termination and waived fees that occurred in 2013.
Management fees from affiliates increased by $41.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily attributable to increased management fees earned from Fund VIII in the amount of $134.1 million during the nine months ended September 30, 2014. This increase was partially offset by decreased management fees earned from Fund VII of $90.2 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period.
Carried interest income from affiliates decreased by $1.9 billion for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to decreases in carried interest income earned with respect to Fund VI and Fund VII of $1.3 billion and $503.7 million, respectively. Realized carried interest income decreased $600.8 million, driven by decreases in Fund VI and Fund VII of $196.6 million and 403.5 million, respectively, primarily due to decreased dispositions of underlying portfolio investments held during the nine months ended September 30, 2014 as compared to the same period in the prior year. Unrealized carried interest income decreased by $1.3 billion during the nine months ended September 30, 2014, also driven by Fund VI and Fund VII, which experienced decreases in unrealized carried interest income in the amounts of $1.1 billion and $100.2 million, respectively. These decreases were a result of decreases in the fair value of portfolio investments and reversals of unrealized carried interest income to realized carried interest income.
Expenses
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Compensation and benefits expense decreased by $380.9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to a decrease in profit sharing expense of $377.3 million, due to a lower carried interest income during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period. During the three months ended September 30, 2014, the fair value of Fund VI and Fund VIII’s underlying fund investments depreciated resulting in a net reversal of total profit sharing expense during the quarter which was offset by $13.2 million of profit sharing expense related to the Incentive Pool. Included in profit sharing expense is $12.5 million related to the Incentive Pool for the three months ended September 30, 2013. The Incentive Pool is separate from the fund level related sharing expense and seeks to more directly tie compensation of its professionals to realized performance of the Company’s business, which may result in greater variability in compensation and can have a variable impact on the blended profit share percentage during a particular quarter.
Other expenses decreased by $1.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to decreased general and administrative expenses as a result of decreased organization costs and a reduction in placement fees relating to Fund VIII.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Compensation and benefits expense decreased by $688.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to a decrease in profit sharing expense of $696.4 million, due to a lower carried interest income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period. During the nine months ended September 30, 2014, the fair value of Fund VII's underlying fund investment appreciated while Fund VI's underlying investments depreciated during the quarter, which contributed to the elevated profit sharing percentage. Included in profit sharing expense is $34.6 million and $36.2 million related to the Incentive Pool for the nine months ended September 30, 2014 and 2013, respectively. The Incentive Pool is separate from the fund related profit sharing expense and seeks to more directly tie compensation of its professionals to realized performance of the Company’s business, which may result in greater variability in compensation and can have a variable impact on the blended profit share percentage during a particular quarter. These decreases were offset by an increase in equity-based compensation of $16.1 million, primarily driven by non-cash expense of $17.9 million related to equity-based compensation in connection with the departure of an executive officer during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Other expenses decreased by $11.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to decreased general and administrative expenses as a result of lower organization costs in connection with the launch of Fund VIII in 2013 and decreased interest expense due to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement (see note 9 to our condensed consolidated financial statements).
Other Income
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Income from equity method investments decreased by $22.5 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was driven by decreases in the fair values of our private equity investments held, primarily from Apollo's ownership interests in Fund VI and Fund VII, in the amounts of $2.7 million and $18.9 million, respectively.
Other income, net decreased by $8.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2014 in addition to a gain from the reduction of the tax receivable agreement liability during the three months ended September 30, 2013 resulting from a change in estimated tax rates that did not recur in the current period. See note 12 to our condensed consolidated financial statements for more information on the tax receivable agreement.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Income from equity method investments decreased by $25.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was driven by decreases in the fair values of our private equity investments held, primarily from Apollo's ownership interest in Fund VI and Fund VII, which resulted in decreased income from equity method investments of $4.6 million and $27.7 million, respectively, during the nine months ended September 30, 2014 as compared to the same period in 2013. These decreases were partially offset by increases of $3.2 million and $3.8 million from the equity method investments held by AAA and AION, respectively.
Other income, net increased by $6.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries in addition to a gain from the reduction of the tax receivable agreement liability due to a change in estimated tax rates during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. See note 12 to our condensed consolidated financial statements for more information on the tax receivable agreement.

Credit
The following tables set forth segment statement of operations information and ENI for our credit segment, further broken out by our "management" and "incentive" businesses, for the three and nine months ended September 30, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions, Non-Controlling Interests with the exception of allocations of income to certain individuals, and non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$58,593	$—	$58,593	$23,280	$—	$23,280
Management fees from affiliates	139,645	—	139,645	87,023	—	87,023
Carried interest income from affiliates:
Unrealized losses	—	(107,159)	(107,159)	—	(10,325)	(10,325)
Realized gains	12,106	120,323	132,429	9,117	104,827	113,944
Total Revenues	210,344	13,164	223,508	119,420	94,502	213,922
Expenses:
Compensation and Benefits:
Equity-based compensation	6,332	—	6,332	5,922	—	5,922
Salary, bonus and benefits	60,422	—	60,422	43,992	—	43,992
Profit sharing expense	—	16,736	16,736	—	64,696	64,696
Total compensation and benefits	66,754	16,736	83,490	49,914	64,696	114,610
Other expenses	44,493	—	44,493	34,440	—	34,440
Total Expenses	111,247	16,736	127,983	84,354	64,696	149,050
Other Income:
Net gains (losses) from investment activities	—	116	116	—	(7,114)	(7,114)
Income from equity method investments	—	3,115	3,115	—	6,755	6,755
Other income, net	1,728	11,916	13,644	15,232	2,480	17,712
Total Other Income	1,728	15,147	16,875	15,232	2,121	17,353
Non-Controlling Interests	(3,174)	—	(3,174)	(2,744)	—	(2,744)
Economic Net Income	$97,651	$11,575	$109,226	$47,554	$31,927	$79,481

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$191,682	$—	$191,682	$67,105	$—	$67,105
Management fees from affiliates	405,879	—	405,879	261,774	—	261,774
Carried interest income from affiliates:
Unrealized (losses) gains (2)	—	(67,883)	(67,883)	—	4,079	4,079
Realized gains	30,579	225,835	256,414	28,197	258,432	286,629
Total Revenues	628,140	157,952	786,092	357,076	262,511	619,587
Expenses:
Compensation and Benefits:
Equity-based compensation	40,117	—	40,117	19,472	—	19,472
Salary, bonus and benefits	166,936	—	166,936	119,223	—	119,223
Profit sharing expense	—	97,269	97,269	—	118,425	118,425
Total compensation and benefits	207,053	97,269	304,322	138,695	118,425	257,120
Other expenses	120,592	—	120,592	111,016	—	111,016
Total Expenses	327,645	97,269	424,914	249,711	118,425	368,136
Other Income:
Net gains (losses) from investment activities	—	8,948	8,948	—	(8,836)	(8,836)
Income from equity method investments	—	21,234	21,234	—	20,045	20,045
Other income, net	9,227	24,357	33,584	23,759	2,687	26,446
Total Other Income	9,227	54,539	63,766	23,759	13,896	37,655
Non-Controlling Interests	(9,554)	—	(9,554)	(9,462)	—	(9,462)
Economic Net Income	$300,168	$115,222	$415,390	$121,662	$157,982	$279,644

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Amount Change	Percentage Change	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$58,593	$23,280	$35,313	151.7%	$191,682	$67,105	$124,577	185.6%
Management fees from affiliates	139,645	87,023	52,622	60.5	405,879	261,774	144,105	55.0
Carried interest income from affiliates:
Unrealized (losses) gains(2)	(107,159)	(10,325)	(96,834)	NM	(67,883)	4,079	(71,962)	NM
Realized gains	132,429	113,944	18,485	16.2	256,414	286,629	(30,215)	(10.5)
Total carried interest income from affiliates	25,270	103,619	(78,349)	(75.6)	188,531	290,708	(102,177)	(35.1)
Total Revenues	223,508	213,922	9,586	4.5	786,092	619,587	166,505	26.9
Expenses:
Compensation and benefits
Equity-based compensation	6,332	5,922	410	6.9	40,117	19,472	20,645	106.0
Salary, bonus and benefits	60,422	43,992	16,430	37.3	166,936	119,223	47,713	40.0
Profit sharing expense	16,736	64,696	(47,960)	(74.1)	97,269	118,425	(21,156)	(17.9)
Total compensation and benefits	83,490	114,610	(31,120)	(27.2)	304,322	257,120	47,202	18.4
Other expenses	44,493	34,440	10,053	29.2	120,592	111,016	9,576	8.6
Total Expenses	127,983	149,050	(21,067)	(14.1)	424,914	368,136	56,778	15.4
Other Income:
Net gains (losses) from investment activities	116	(7,114)	7,230	NM	8,948	(8,836)	17,784	NM
Income from equity method investments	3,115	6,755	(3,640)	(53.9)	21,234	20,045	1,189	5.9
Other income, net	13,644	17,712	(4,068)	(23.0)	33,584	26,446	7,138	27.0
Total Other Income	16,875	17,353	(478)	(2.8)	63,766	37,655	26,111	69.3
Non-Controlling Interests	(3,174)	(2,744)	(430)	15.7	(9,554)	(9,462)	(92)	1.0
Economic Net Income	$109,226	$79,481	$29,745	37.4%	$415,390	$279,644	$135,746	48.5%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

Revenues
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Advisory and transaction fees from affiliates, net, increased by $35.3 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily driven by an increase in monitoring fees from Athene of $35.7 million during the three months ended September 30, 2014 compared to the same period in 2013.
Management fees from affiliates increased by $52.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to increases in management fees earned from Athene of $45.4 million during the three months ended September 30, 2014 compared to the same period in 2013.
Carried interest income from affiliates decreased by $78.3 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to decreased carried interest income related to EPF I of $20.6 million, Apollo Offshore Credit Fund of $15.2 million, COF I of $13.5 million, certain sub-advisory arrangements of $11.0 million, COF III of $10.3 million and COF II of $4.2 million during the three months ended September 30, 2014 compared to the same period in 2013. Unrealized carried interest income decreased $96.8 million during the three months ended September 30, 2014 as opposed to the same period in 2013, mainly driven by decreases in EPF I of $76.7 million, Apollo Offshore Credit Fund of $16.3 million, COF III of $10.3 million and certain sub-advisory arrangements of $8.4 million, partially offset by an increase in EPF II of $18.1 million. The decrease in unrealized carried interest income was offset by an increase of $18.5 million in realized carried interest income primarily resulting from higher realizations from EPF I of $56.1 million, offset by decreased realized carried interest income primarily from COF I of $19.0 million, ACLF of $18.8 million and certain managed accounts of $4.0 million.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Advisory and transaction fees from affiliates increased by $124.6 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily driven by an increase in monitoring fees from Athene of $104.9 million and an increase in net transaction fees with respect to EPF II and FCI II of $16.9 million and $6.5 million, respectively, during the nine months ended September 30, 2014 compared to the same period in 2013.
Management fees from affiliates increased by $144.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to increases in management fees earned from Athene and FCI II of $132.5 million and $6.2 million, respectively, partially offset by a $6.1 million decrease in management fees from COF II.
Carried interest income from affiliates decreased by $102.2 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to decreased carried interest income related to COF I of $37.7 million, SOMA of $28.0 million, certain sub-advisory arrangements of $18.0 million and Apollo Offshore Credit Fund of $14.9 million during the nine months ended September 30, 2014 compared to the same period in 2013. Included in carried interest income from affiliates was unrealized carried interest income which decreased by $72.0 million, driven by decreases in EPF I, SOMA, CLOs managed by the Company, certain sub-advisory arrangements and Apollo Offshore Credit Fund of $82.2 million, $29.5 million, $33.2 million, $15.4 million and $14.4 million, respectively. These decreases were partially offset by increases in unrealized carried interest income from EPF II and COF I of $52.9 million and $44.7 million, respectively, during the nine months ended September 30, 2014 compared to the same period in 2013. Realized carried interest income also decreased by $30.2 million, driven by lower realizations from COF I and COF II of $82.4 million and $22.8 million, respectively, offset by increases in realizations from EPF I of $68.8 million during the nine months ended September 30, 2014 as compared to the same period in 2013.
Expenses
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Compensation and benefits expense decreased by $31.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The change was primarily due to a decrease in profit sharing expense of $48.0 million during the three months ended September 30, 2014 as compared to the same period in 2013, primarily attributable to a corresponding decrease in carried interest income. The decrease in profit sharing expense was partially offset by an increase in salary, bonus, and benefits of $16.4 million during the period, due to increased headcount. Included within profit sharing expense is the Incentive Pool, which resulted in additional profit sharing expense of $2.5 million and $4.5 million for the three months ended September 30, 2014 and 2013, respectively.
Other expenses increased by $10.1 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The change was primarily driven by an increase in placement fees with respect to COF III of $6.3 million and a $3.6 million increase in general and administrative expenses as a result of higher technology expenses during the three months ended September 30, 2014 compared to the same period in 2013.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Compensation and benefits expense increased by $47.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The change was primarily due to an increase in salary, bonus and benefits of $47.7 million during the period, due to increased headcount, and an increase in equity-based compensation of $20.6 million driven by non-cash expense of $23.2 million related to equity-based compensation in connection with the departure of an executive officer during the nine months ended September 30, 2014 as compared to the same period in 2013. These increases were offset by a decrease in profit sharing expense of $21.2 million during the nine months ended September 30, 2014 as compared to the same period in 2013. Within our credit segment, the Company is aligning total compensation for investment professionals with the profitability of the credit business as a whole rather than on a fund-by-fund basis.  As a result, the Company incurred approximately $22.0 million of additional profit sharing expense which was recorded for the nine months ended September 30,

2014.  Additionally, included within profit sharing expense is the Incentive Pool, which resulted in additional profit sharing expense of $4.5 million and $12.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Other expenses increased by $9.6 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The change was primarily driven by a $11.4 million increase in general and administrative expenses as a result of higher technology expenses, partially offset by a decrease in interest expense of $3.3 million due to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement (see note 9 to our condensed consolidated financial statements).
Other Income
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Net gains from investment activities of $0.1 million increased by $7.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily related to non-recurrence of losses on the investment in HFA during the three months ended September 30, 2014 (see note 3 to the condensed consolidated financial statements.)
Income from equity method investments decreased by $3.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I, COF III, EPF I, Apollo Palmetto Strategic Partnership, L.P. and AIE II which resulted in decreases in income from equity method investments of $1.8 million, $1.1 million, $1.0 million, $0.6 million and $0.5 million, respectively. These decreases were offset by an increase in income from equity method investments in EPF II of $1.5 million, during the three months ended September 30, 2014 as compared to the same period in 2013.
Other income decreased by $4.1 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, mainly due to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2014 as compared to the same period in 2013, the settlement of Athene-related derivative contracts during 2014 and a gain from the reduction of the tax receivable agreement liability during the three months ended September 30, 2013 resulting from a change in estimated tax rates that did not recur in the current period (see note 12 to our condensed consolidated financial statements). Prior to the settlement of the Athene-related derivative contracts, changes in fair value of the derivatives were recorded in other income in the condensed consolidated statement of operations. During 2014, the Company elected the fair value option for its investment in Athene Holding at the time of settlement of the Athene-related derivative contracts and changes in fair value of its investment in Athene Holding are recorded in net gains from investment activities in the condensed consolidated statement of operations. These changes were partially offset by a gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower (see note 13 to our condensed consolidated financial statements) during 2014.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net gains (losses) from investment activities increased by $17.8 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as a result of appreciation in the Company's investment in HFA during the nine months ended September 30, 2014, prior to the sale of the investment in HFA (see Note 3 to the condensed consolidated financial statements).
Other income increased by $7.1 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, mainly due to gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower (see note 13 to our condensed consolidated financial statements) during 2014. This was partially offset by a gain from the reduction of the tax receivable agreement liability during the nine months ended September 30, 2013 resulting from a change in estimated tax rates that did not recur in the current period (see note 12 to our condensed consolidated financial statements).

Real Estate
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our real estate segment, further broken out by our "management" and "incentive" businesses, for the three and nine months ended September 30, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of non-cash charges related to RSUs granted in connection with the 2007 private placement and equity-based compensation expense comprising amortization of AOG Units, income taxes, amortization of intangibles associated with the 2007 Reorganization and acquisitions, Non-Controlling Interests with the exception of allocations of income to certain individuals and non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$803	$—	$803	$36	$—	$36
Management fees from affiliates	11,200	—	11,200	13,378	—	13,378
Carried interest income (loss) from affiliates:
Unrealized (losses) gains	—	(3,606)	(3,606)	—	3,306	3,306
Realized gains	—	—	—	—	1	1
Total Revenues	12,003	(3,606)	8,397	13,414	3,307	16,721
Expenses:
Compensation and Benefits:
Equity-based compensation	1,007	—	1,007	3,150	—	3,150
Salary, bonus and benefits	7,610	—	7,610	9,355	—	9,355
Profit sharing expense	—	(3,270)	(3,270)	—	1,821	1,821
Total compensation and benefits	8,617	(3,270)	5,347	12,505	1,821	14,326
Other expenses	6,276	—	6,276	7,135	—	7,135
Total Expenses	14,893	(3,270)	11,623	19,640	1,821	21,461
Other Income:
Income from equity method investments	—	641	641	—	847	847
Other (loss) income, net	(323)	—	(323)	795	—	795
Total Other (Loss) Income	(323)	641	318	795	847	1,642
Economic Net (Loss) Income	$(3,213)	$305	$(2,908)	$(5,431)	$2,333	$(3,098)

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$1,751	$—	$1,751	$2,434	$—	$2,434
Management fees from affiliates	36,188	—	36,188	40,175	—	40,175
Carried interest income (loss) from affiliates:
Unrealized (losses)	—	(2,962)	(2,962)	—	(2,535)	(2,535)
Realized gains	—	3,998	3,998	—	513	513
Total Revenues	37,939	1,036	38,975	42,609	(2,022)	40,587
Expenses:
Compensation and Benefits:
Equity-based compensation	7,537	—	7,537	7,850	—	7,850
Salary, bonus and benefits	22,476	—	22,476	23,698	—	23,698
Profit sharing expense	—	(1,055)	(1,055)	—	(2,187)	(2,187)
Total compensation and benefits	30,013	(1,055)	28,958	31,548	(2,187)	29,361
Other expenses	17,558	—	17,558	20,541	—	20,541
Total Expenses	47,571	(1,055)	46,516	52,089	(2,187)	49,902
Other Income:
Income from equity method investments	—	4,464	4,464	—	1,542	1,542
Other income, net	228	—	228	2,188	—	2,188
Total Other Income	228	4,464	4,692	2,188	1,542	3,730
Economic Net (Loss) Income	$(9,404)	$6,555	$(2,849)	$(7,292)	$1,707	$(5,585)

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Amount Change	Percentage Change	2014	2013	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$803	$36	$767	2,129.4%	$1,751	$2,434	$(683)	(28.1)%
Management fees from affiliates	11,200	13,378	(2,178)	(16.3)	36,188	40,175	(3,987)	(9.9)
Carried interest income (loss) from affiliates:
Unrealized (loses) gains	(3,606)	3,306	(6,912)	NM	(2,962)	(2,535)	(427)	16.8
Realized gains	—	1	(1)	(100.0)	3,998	513	3,485	679.3
Total carried interest (loss) income from affiliates	(3,606)	3,307	(6,913)	NM	1,036	(2,022)	3,058	NM
Total Revenues	8,397	16,721	(8,324)	(49.8)	38,975	40,587	(1,612)	(4.0)
Expenses:					.
Compensation and Benefits:
Equity-based compensation	1,007	3,150	(2,143)	(68.0)	7,537	7,850	(313)	(4.0)
Salary, bonus and benefits	7,610	9,355	(1,745)	(18.7)	22,476	23,698	(1,222)	(5.2)
Profit sharing expense	(3,270)	1,821	(5,091)	NM	(1,055)	(2,187)	1,132	(51.8)
Total compensation and benefits	5,347	14,326	(8,979)	(62.7)	28,958	29,361	(403)	(1.4)
Other expenses	6,276	7,135	(859)	(12.0)	17,558	20,541	(2,983)	(14.5)
Total Expenses	11,623	21,461	(9,838)	(45.8)	46,516	49,902	(3,386)	(6.8)
Other (Loss) Income:
Income from equity method investments	641	847	(206)	(24.3)	4,464	1,542	2,922	189.5
Other (loss) income, net	(323)	795	(1,118)	NM	228	2,188	(1,960)	(89.6)
Total Other Income	318	1,642	(1,324)	(80.6)	4,692	3,730	962	25.8
Economic Net Loss	$(2,908)	$(3,098)	$190	(6.1)%	$(2,849)	$(5,585)	$2,736	(49.0)%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.
Revenues
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Advisory and transaction fees from affiliates, net, increased by $0.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was attributable to net transaction fees earned in connection with the acquisition of KBC Bank during the three months ended September 30, 2014. See note 4 to our condensed consolidated financial statements for more information on the KBC Transaction.
Management fees decreased by $2.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease in management fees was primarily due to decreased management fees from CPI Capital Partners North America L.P., CPI Capital Partners Europe L.P., CPI Capital Partners Asia Pacific, L.P. (collectively, the "CPI Funds") of $2.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Carried interest income from affiliates decreased by $6.9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to a decrease in carried interest income relating to the CPI Funds of $6.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Advisory and transaction fees from affiliates, net, decreased by $0.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was attributable to a decrease in capital raised and invested and the realization of underlying investments for which transaction fees and termination fees, respectively, were earned during the nine months ended September 30, 2013.
Management fees decreased by $4.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease in management fees was primarily due to decreased management fees from the CPI funds of $5.2 million offset by increased management fees of $1.7 million primarily due to ARI for the nine months ended September 30, 2014 as compared to the same period in 2013.
Carried interest income from affiliates increased by $3.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to a $2.7 million increase in realized carried interest income relating to AGRE U.S. Real Estate Fund, L.P. for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Expenses
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Compensation and benefits decreased by $9.0 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to a decrease of $5.1 million in profit sharing expense, driven by the decrease in carried interest income earned from our real estate funds, and a decrease in equity-based compensation of $2.1 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Other expenses decreased by $0.9 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily attributable to decreased legal fees and miscellaneous expenses.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Other expenses decreased by $3.0 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily attributable to decreased organizational expenses and decreased interest expense due to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement (see note 9 to our condensed consolidated financial statements).
Other Income
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Other income, net decreased by $1.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2014 as compared to the same period in 2013.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Income from equity method investments increased by $2.9 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 driven by an increase in income from equity method investments held by ARI.
Other income, net decreased by $2.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This change was primarily attributable to losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the nine months ended September 30, 2014 in addition to gains resulting from the settlement of a contingent consideration obligation during the nine months ended September 30, 2013 relating to the 2010 acquisition of CPI.

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the three and nine months ended September 30, 2014 and 2013, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and (v) non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the condensed consolidated financial statements. ENI is not a U.S. GAAP measure.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates, net	$71,321	$28,962	$248,172	$141,465
Management fees from affiliates	227,693	165,202	680,381	498,706
Carried interest income from affiliates	12,106	9,117	30,579	28,197
Total Revenues	311,120	203,281	959,132	668,368
Expenses:
Equity-based compensation	15,368	16,577	87,088	50,685
Salary, bonus and benefits	91,823	81,266	262,187	223,944
Interest expense	7,389	7,179	15,027	22,291
Professional fees(1)	17,675	18,430	56,598	55,383
General, administrative and other(2)	23,797	21,316	73,105	69,775
Placement fees	8,760	3,184	14,035	15,662
Occupancy	9,979	9,849	30,300	29,803
Depreciation and amortization	2,556	2,642	7,685	8,408
Total Expenses	177,347	160,443	546,025	475,951
Other Income:
Interest income	1,869	2,960	7,202	8,317
Other (loss) income, net	(1,903)	19,716	3,435	26,783
Total Other (Loss) Income	(34)	22,676	10,637	35,100
Non-Controlling Interests	(3,174)	(2,744)	(9,554)	(9,462)
Economic Net Income	$130,565	$62,770	$414,190	$218,055

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Incentive Business
Revenues:
Carried interest (loss) income from affiliates:
Unrealized (losses) gains(1)	$(560,271)	$311,218	$(824,333)	$507,728
Realized gains	490,291	638,896	1,194,744	1,824,649
Total Revenues	(69,980)	950,114	370,411	2,332,377
Expenses:
Compensation and Benefits:
Profit sharing expense:
Unrealized profit sharing expense	(220,788)	165,247	(253,966)	218,453
Realized profit sharing expense	214,984	259,295	512,899	756,953
Total Profit Sharing Expense	(5,804)	424,542	258,933	975,406
Other Income:
Other income, net	11,916	2,403	25,955	2,687
Net gains (losses) from investment activities(2)	116	(7,114)	8,949	(8,836)
Income from equity method investments	4,825	31,253	58,987	79,882
Total Other Income	16,857	26,542	93,891	73,733
Economic Net (Loss) Income	$(47,319)	$552,114	$205,369	$1,430,704

(1)
Included in unrealized carried interest income from affiliates for the nine months ended September 30, 2013 was a reversal of $19.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(2)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of ENI to Net Income Attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$241,140	$1,153,395	$1,329,543	$3,000,745
Expenses	171,543	584,985	804,958	1,451,357
Other income	16,823	49,218	104,528	108,833
Non-Controlling Interests	(3,174)	(2,744)	(9,554)	(9,462)
Economic Net Income	83,246	614,884	619,559	1,648,759
Non-cash charges related to equity-based compensation	(112)	(4,235)	(202)	(58,901)
Income tax provision	(29,376)	(47,204)	(96,962)	(83,922)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(42,955)	(360,782)	(350,049)	(972,511)
Amortization of intangible assets	(8,593)	(10,147)	(26,299)	(33,194)
Net Income Attributable to Apollo Global Management, LLC	$2,210	$192,516	$146,047	$500,231

Summary of Distributable Earnings and Economic Net Income

Distributable Earnings ("DE"), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-GAAP measures to assess performance and amounts available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the affiliated funds. DE, which is a component of ENI, is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo's transaction advisory services agreement with Athene), (ii) realized carried interest income, and (iii) realized investment income, less (i) compensation expense, excluding the expense related to equity-based awards, (ii) realized profit sharing expense, and (iii) non-compensation expenses, excluding depreciation and amortization expense. DE after taxes and related payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.
The following table is a summary of DE for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Management Business Economic Net Income	$130,565	$62,770	$414,190	$218,055
Net realized carried interest income	275,308	379,601	681,845	1,067,696
Realized investment income(1)	6,405	27,538	36,919	76,324
Athene capital and surplus fees(2)	(57,979)	(22,681)	(168,864)	(64,580)
Equity-based compensation	15,368	16,577	87,088	50,685
Depreciation and amortization	2,556	2,642	7,685	8,408
Distributable Earnings	372,223	466,447	1,058,863	1,356,588
Taxes and related payables(3)	(29,429)	(10,856)	(76,773)	(21,750)
Distributable Earnings After Taxes and Related Payables	342,794	$455,591	$982,090	$1,334,838
Net unrealized carried interest (loss) income	(339,483)	145,971	(570,367)	289,275
Unrealized investment and other income (loss)	10,451	(996)	56,972	(2,591)
Add back: Athene capital and surplus fees(2)	57,979	22,681	168,864	64,580
Add back: Taxes and related payables(3)	29,429	10,856	76,773	21,750
Less: Equity-based compensation	(15,368)	(16,577)	(87,088)	(50,685)
Less: Depreciation and amortization	(2,556)	(2,642)	(7,685)	(8,408)
Total Economic Net Income	83,246	614,884	619,559	1,648,759

(1)	Represents realized gains from our general partner investments in our funds and other balance sheet investments.

(2)
Represents monitoring fees paid by Athene to Apollo by delivery of common shares of Athene Holding, calculated based on Athene's capital and surplus, as defined in our transaction and advisory services agreement with Athene.

(3)	Represents the estimated current corporate, local and Non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.

The following table is a reconciliation of distributable earnings per share of common and equivalents(1) to net distribution per share of common and equivalents for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$342,794	$455,591	$982,090	$1,334,838
Add back: Tax related payables attributable to common and equivalents	26,908	8,616	68,177	15,030
Distributable earnings before certain payables(2)	369,702	464,207	1,050,267	1,349,868
Percent to common and equivalents	45%	42%	44%	42%
Distributable earnings before other payables attributable to common and equivalents	167,867	195,543	465,758	564,364
Less: Tax related payables attributable to common and equivalents	(26,908)	(8,616)	(68,177)	(15,030)
Distributable earnings attributable to common and equivalents	140,959	186,927	397,581	549,334
Distributable earnings per share of common and equivalent(3)	$0.77	$1.11	$2.22	$3.31
Retained capital per share of common and equivalent(3)	(0.04)	(0.10)	(0.19)	(0.41)
Net distribution per share of common and equivalent(3)	$0.73	$1.01	$2.03	$2.90

(1)	Common and equivalents refers to Class A shares and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents distributable earnings before the deduction for the estimated current corporate taxes and the payable under Apollo's tax receivable agreement.

(3)	Per share calculations are based on total Class A shares outstanding and RSUs that participate in distributions.

Summary of Fee-Related EBITDA and Fee-Related EBITDA + 100% of Net Realized Carried Interest

Fee-related EBITDA is a non-GAAP performance measure used to understand the performance of our operations and represents management business ENI (Pre-tax), with amounts for equity-based compensation, interest expense and depreciation and amortization added to management business ENI. Fee-related EBITDA plus realized carried interest less realized profit sharing (referred to as “fee-related EBITDA +100% of net realized carried interest”) is a non-GAAP performance measure that combines operating results of the management business and incentive business. These performance measures are used to compare our current and potential debt service. See note 9 to our condensed consolidated financial statements for more detail on our outstanding debt.

The table below sets forth fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest for the three and nine months ended September 30, 2014 and 2013, and a reconciliation of net income attributable to Apollo Global Management, LLC to ENI, fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Management Business Economic Net Income	$130,565	$62,770	$414,190	$218,055
Equity-based compensation(1)	15,368	16,577	87,088	50,685
Interest expense	7,389	7,179	15,027	22,291
Depreciation and amortization(2)	2,556	2,642	7,685	8,408
Fee-Related EBITDA	155,878	89,168	523,990	299,439
Total realized carried interest	490,291	638,896	1,194,744	1,824,649
Total realized profit sharing expense	(214,984)	(259,295)	(512,899)	(756,953)
Net realized carried interest	275,307	379,601	681,845	1,067,696
Fee-Related EBITDA + 100% of Net Realized Carried Interest	431,185	468,769	1,205,835	1,367,135
Net unrealized carried interest (loss) income	(339,483)	145,971	(570,367)	289,275
Net investment income	16,857	26,542	93,891	73,733
Net interest expense	(7,389)	(7,179)	(15,027)	(22,291)
Depreciation and amortization(2)	(2,556)	(2,642)	(7,685)	(8,408)
Equity-based compensation(1)	(15,368)	(16,577)	(87,088)	(50,685)
Economic Net Income	83,246	614,884	619,559	1,648,759
Income tax provision	(29,376)	(47,204)	(96,962)	(83,922)
Net (income) attributable to non-controlling interests in Apollo Operating Group	(42,955)	(360,782)	(350,049)	(972,511)
Charges related to equity-based compensation(4)	(112)	(4,235)	(202)	(58,901)
Amortization of intangible assets	(8,593)	(10,147)	(26,299)	(33,194)
Net income attributable to Apollo Global Management, LLC	$2,210	$192,516	$146,047	$500,231

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. Excludes equity-based compensation expense comprising amortization of AOG Units.

(2)	Includes amortization of leasehold improvements.

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
While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	As of September 30, 2014		As of December 31, 2013
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.36%	$750,000	1.37%
2024 Senior Notes(1)	499,033	4.00	—	—
2014 AMI Term Facility(2)	16,919	2.34	—	—
Total Debt	$1,015,952	2.06%	$750,000	1.37%

(1) Includes impact of any amortization of note discount and interest rate hedge.
(2) On July 3, 2014, Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into a €13.4 million five year credit agreement (the “2014 AMI Term Facility”). Proceeds from the borrowing were used to fund the Company's investment in a CLO.
Additionally the 2013 AMH Credit Facilities provide for a $500 million revolving credit facility, which was undrawn as of September 30, 2014. See note 9 of our condensed consolidated financial statements for information regarding the Company's debt arrangements.
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

Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are summarized and discussed within the table and corresponding commentary below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating Activities	$(288,112)	$1,004,592
Investing Activities	7,355	9,733
Financing Activities	614,203	(822,954)
Net Increase in Cash and Cash Equivalents	$333,446	$191,371
Operating Activities
Net cash used in operating activities was $288.1 million during the nine months ended September 30, 2014. During this period, there was $644.2 million in net income, to which $101.7 million of equity-based compensation and $50.4 million cash distributions of earnings from equity method investments were added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the nine months ended September 30, 2014 included $6,985.8 million in proceeds from sales of investments held by consolidated VIEs, a $854.8 million decrease in carried interest receivable, a $368.8 million increase in other liabilities of Apollo funds, a $193.3 million decrease in cash held at consolidated VIEs and a $54.7 million increase in accounts payable and accrued expenses. These favorable cash adjustments were offset by $8,734.7 million of purchases of investments held by the consolidated VIEs, a $28.7 million increase in other assets, a $171.4 million increase in due from affiliates, a $287.6 million increase in other assets of Apollo funds, $42.7 million in net unrealized gains from investments held by the consolidated funds and VIEs, a $205.4 million decrease in profit sharing payable, and $58.1 million of income from equity method investments.
Net cash provided by operating activities was $1,004.6 million during the nine months ended September 30, 2013. During this period, there was $1,643.8 million in net income. Additional adjustments to reconcile cash provided by operating activities during the nine months ended September 30, 2013 included $109.6 million of equity-based compensation, a $172.8 million increase in profit sharing payable, $77.6 million relating to cash distributions of earnings from equity method investments, $203.4 million of unrealized losses on debt of the consolidated VIEs and $6,867.8 million in proceeds from sales of investments primarily held by the consolidated VIEs. These favorable cash adjustments were offset by a $453.8 million increase in carried interest receivable, $7,968.8 million of net purchases of investments held by the consolidated VIEs, a $297.0 million increase in other assets of the consolidated VIEs and $139.6 net realized gain on debt.
Investing Activities
Net cash provided by investing activities was $7.4 million for the nine months ended September 30, 2014, which was primarily comprised of $48.0 million of cash distributions received from equity method investments, $50.0 million proceeds from sale of investments, primarily offset by $88.1 million of cash contributions to equity method investments. Additional adjustments to reconcile cash provided by investing activities were $4.3 million of purchases of fixed assets. Cash contributions to equity method investments were primarily related to Fund VII, Fund VIII, COF III, EPF II, AESI, ACSP and AION. Cash distributions from equity method investments were primarily related to Fund VII, AESI, COF I, COF II, EPFI, EPF II and AGRE U.S. Real Estate Fund.
Net cash provided by investing activities was $9.7 million for the nine months ended September 30, 2013, which was primarily comprised of $79.2 million relating cash distributions received from equity method investments offset by $64.2 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, COF III, Franklin Fund, EPF I, AESI, ACSP, AION and EPF II. Cash distributions from equity method investments were primarily related to Fund VII, Fund VI, COF I, COF II, Vantium C, AESI and EPF II.
Financing Activities
Net cash provided by financing activities was $614.2 million for the nine months ended September 30, 2014, which was primarily comprised of $3,704.9 million related to issuance of debt by consolidated VIEs, $515.9 million of issuance of debt by AMH, and $655.0 million in contributions from Non-Controlling Interests in consolidated VIEs. This amount was offset by $2,035.7 million in repayment of debt held by consolidated VIEs, $32.0 million related to satisfaction of tax receivable agreements,

$250 million principal repayments of debt, $628.6 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $380.5 million in distributions, $30.7 million in satisfaction of contingent obligations, $570.7 million in distributions paid to consolidated VIEs and $332.8 million of distributions paid to Non-Controlling Interests in consolidated VIEs.
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
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the Company's manager during 2013 and 2014 (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0	$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8	212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2	494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2	378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4	$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3	$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4	318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5	176.1	10.2
September 11, 2014	$—	September 11, 2014	$—	$12.4	$12.4	$—
For the nine months ended September 30, 2014	$2.38		$364.5	$628.6	$993.1	$56.6

(1)
On April 12, 2013, April 3, 2014, June 16, 2014 and September 11, 2014, the Company made a $0.23, $0.22, $0.13 and $0.06 distribution, respectively, to the non-controlling interest holders in the Apollo Operating Group.

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

As of September 30, 2014, Fund VI's remaining investments were valued at 108% of their remaining cost, which was below a specified return ratio of 115%.  As a result, Fund VI is required to place in escrow all future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at time of a future distribution) or upon liquidation of Fund VI.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of September 30, 2014, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $94.5 million.
The Company granted approximately 4.1 million RSUs during the nine months ended September 30, 2014. The average estimated fair value per share on the grant date was $20.99, per RSU with a total fair value of the grants of $85.8 million at September 30, 2014. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $16.2 million, $46.2 million, $34.0 million, $14.5 million, $12.6 million and $12.3 million during the years ended December 31, 2014, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.
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
On October 9, 2014, the Company issued 711,805 Class A shares in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 41.8% to 42.3%.
On October 30, 2014 the Company declared a cash distribution of $0.73 per Class A share, which will be paid on November 21, 2014 to holders of record on November 14, 2014.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of September 30, 2014, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $60.1

billion of total AUM as of September 30, 2014 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $11.8 billion, or approximately 19.6%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene.
Athene Asset Management receives a management fee equal to 0.40% per annum on all assets under management in the Athene Accounts, with certain limited exceptions. In addition, the Company receives sub-advisory management fees and carried interest income with respect to a portion of the assets in the Athene Accounts. With respect to capital invested in an Apollo fund, Apollo receives management fees directly from the relevant funds under the investment management agreements with such funds. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene, including but not limited to, asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other services.
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012, at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusts the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended). Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. For the three and nine months ended September 30, 2014, Apollo earned $57.7 million and $167.8 million, respectively, related to this monitoring fee. For the three and nine months ended September 30, 2013, Apollo earned $22.2 million and $62.9 million, respectively, related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of September 30, 2014, Apollo had a $55.6 million receivable recorded in due from affiliates on the condensed consolidated statements of financial condition. As of December 31, 2013, Apollo had a $116.4 million receivable, which was accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments will continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee shall terminate on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the “AAA Services Derivative”). In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act). Unsettled management fees pursuant to the Amended AAA Services Agreement will be recorded as due from affiliates in the condensed consolidated statements of financial condition. As of September 30, 2014, Apollo had a $0.3 million receivable recorded in due from affiliates related to this management fee on the condensed consolidated statements of financial condition. As of December 31, 2013, Apollo had a $14.3 million receivable related to this management fee, which was accounted for as a derivative recorded in due from affiliates on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the three and nine months ended

September 30, 2014 were $0.3 million and $1.1 million, respectively, which are recorded in management fees from affiliates in the condensed consolidated statements of operations. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the three and nine months ended September 30, 2013 were $0.5 million and $1.7 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.
Pursuant to the Amended AAA Services Agreement, in the event that AAA (1) makes a tender offer to all of its qualified unitholders in which AAA offers to purchase all of their equity interests in AAA, pay the consideration for such purchase with equivalent equity interests in a new vehicle, of which Apollo will serve as general partner, and transfer to such new investment vehicle a pro rata portion of the common shares of Athene Holding held by AAA Investments, unburdened by the unwind fee, and (2) thereafter distributes all or any portion of the common shares of Athene Holding held by AAA (or disposes of such shares and distributes the proceeds thereof) to its unitholders, then AAA shall pay Apollo an unwind fee. The unwind fee is payable in pro rata increments to Apollo only when, as and if AAA distributes common shares of Athene Holding (or the proceeds thereof) to its unitholders and shall be equal to $20 million multiplied by the percentage of “net common shares” of Athene Holding held by AAA which are so distributed (or disposed of with the proceeds distributed) by AAA in 2015.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivatives, the Amended Athene Services Agreement and the Amended AAA Services Agreement together with the Athene Services Derivative and the AAA Services Derivative, met the definition of derivatives under U.S. GAAP. The Company had classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. After the settlement of the Athene Services Derivative and the AAA Services Derivatives the unsettled shares receivable recorded in due from affiliates related to the Amended Athene Services Agreement and the Amended AAA Services Agreement are valued at fair value based on the price of a common share of Athene Holding. The Company had classified the derivative and the shares receivable as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 5 for further discussion regarding fair value measurements.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, there were $0.0 million and $14.0 million of changes in market value recognized related to these derivatives, respectively. For the three and nine months ended September 30, 2013, there were $2.9 million and $3.2 million of changes in market value recognized related to these derivatives, respectively.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three and nine months ended September 30, 2014, the Company recorded carried interest income less the related profit sharing expense of $(0.1) million and $14.5 million, from AAA Investments, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, the Company recorded carried interest income less the related profit sharing expense of $5.4 million and $12.7 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the Company had a $121.4 million and a $100.9 million carried interest receivable, respectively, related to AAA Investments. As of September 30, 2014 and December 31, 2013, the Company had a related profit sharing payable of $34.8 million and $28.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and nine months ended September 30, 2014, Apollo earned revenues in the aggregate totaling $140.7 million and $408.1 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, Apollo earned revenues in the aggregate totaling $131.6 million and $250.2 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Services Derivative and the AAA Services Derivative discussed above, which is recorded in the condensed consolidated statements of operations.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26. In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26. The Athene Private Placement offering was concluded during the second quarter with the exception of the final closing on approximately $60 million of additional commitments from affiliates of Athene which are expected to close during 2014.
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
As part of its ongoing financial integration of Aviva USA, Athene identified material weaknesses in its internal controls over financial reporting for its GAAP and statutory financials as of December 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If Athene fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results. Athene has informed its shareholders, including the Company, that as part of its ongoing financial integration of Aviva USA and transition towards public company standards for financial controls, it anticipates that delivery of its GAAP financial statements for the quarter ended June 30, 2014 will continue to be delayed and September 30, 2014 will be delayed. This delay will most likely also cause Athene’s year end 2014 and first quarter 2015 GAAP financial statements to be delayed. As such, the Audit Committee of Athene has approved the extension of the delivery of these GAAP financial statements to June 30, 2015. Athene has continued to meet all regulatory filing deadlines with regard to financial statements prepared in accordance with Statutory Accounting principles and expects to do so for the quarter ended September 30, 2014. For the quarter ended September 30, 2014, the Company determined the value of its investment in Athene using an embedded value methodology. In doing so, the Company has given appropriate consideration to the control deficiencies and potential adjustments related to Athene and any potential impacts to the Company's financial statements. As the embedded value methodology is based on the projected future cash flows of the business rather than GAAP financials, the delay in the delivery of Athene’s GAAP financial statement will not have an impact on the Company's ability to prepare its financial statements. Based on the facts and circumstances as of the date of this report, the Company is not aware of any revisions to the financial statements as presented, or previously issued financial statements, and there is no impact to our ability to produce future financial statements.
See notes 3 and 12 to the condensed consolidated financial statements for discussion regarding the Company’s ownership interest in AAA, AAA Investments and Athene.
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
Assets and liability amounts of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of September 30, 2014 and December 31, 2013.

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
Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2014, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets at such time.
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
The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the nine months ended September 30, 2014 and 2013.
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
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based awards consist of, or provide rights with respect to AOG Units, RSUs, share options, AHL awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 11 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three and nine months ended September 30, 2014 and 2013 are presented in the table below for Plan Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Distribution Yield(1)	12.6%	11.8%	14.8%	9.5%
Cost of Equity Capital Rate(2)	12.3%	17.0%	12.4%	17.6%

(1)	Calculated based on the last twelve months historical distributions paid and the Company's share price as of the measurement date of the grant on a weighted average basis.

(2)
We assumed a discount rate that was equivalent to a cost of equity capital rate as of the valuation date, based on the Capital Asset Pricing Model ("CAPM"). CAPM is a commonly used mathematical model for developing expected returns.

For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 29.2% and 34.9% for the three months ended September 30, 2014 and 2013, respectively, and 37.3% and 27.0% for the nine months ended September 30, 2014 and 2013, respectively.
We utilized the Finnerty Model to calculate a marketability discount on the Plan Grant and Bonus Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.
The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility, (iii) risk-free rate and (iv) dividend yield. The weighted average for the inputs utilized for the shares granted during the three and nine months ended September 30, 2014 and 2013 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014	2013
Plan Grants
Holding Period Restriction (in years)	0.6		0.6		0.6	0.6
Volatility(1)	30.6%		30.0%		31.5%	30.4%
Distribution Yield(2)	12.6%		11.8%		14.8%	9.5%
Bonus Grants
Holding Period Restriction (in years)	N/A	(3)	N/A	(3)	0.2	0.2
Volatility(1)	N/A	(3)	N/A	(3)	31.0%	26.4%
Distribution Yield(2)	N/A	(3)	N/A	(3)	15.1%	11.0%

(1)	The Company determined the expected volatility based on the volatility of the Company’s share price as of the grant date with consideration to comparable companies.

(2)	Calculated based on the last twelve months historical distributions paid and the Company's share price as of the measurement date of the grant on a weighted average basis.

(3)	There were no Bonus Grants during the three months ended September 30, 2014 and 2013.
For Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 5.1% and 5.0% for the three months ended September 30, 2014 and 2013, respectively, and 5.0% for the nine months ended September 30, 2014 and 2013. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.0% and 5.0% for the nine months ended September 30, 2014 and 2013, respectively.
After the grant date fair value is determined, an estimated forfeiture rate is applied. The estimated fair value was determined and recognized over the vesting period on a straight-line basis. A 6.0% forfeiture rate is estimated for RSUs, based on the Company’s historical attrition rate as well as industry comparable rates. If employees are no longer associated with Apollo or if there is no turnover, we will revise our estimated compensation expense to the actual amount of expense based on the units vested at the reporting date in accordance with U.S. GAAP.

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

Contractual Obligations, Commitments and Contingencies
As of September 30, 2014, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$9,708	$38,811	$38,173	$36,075	$31,776	$54,918	$209,461
Other long-term obligations(2)	3,944	8,368	4,575	4,470	4,470	2,235	28,062
2013 AMH Credit Facilities - Term Facility(3)	1,699	6,797	6,797	6,797	6,797	500,340	529,227
2013 AMH Credit Facilities - Revolver Facility(4)	156	625	625	625	625	8	2,664
2024 Senior Notes (5)	5,000	20,000	20,000	20,000	20,000	608,333	693,333
2014 AMI Term Facility	99	396	396	396	396	17,117	18,800
Obligations as of September 30, 2014	$20,606	$74,997	$70,566	$68,363	$64,064	$1,182,951	$1,481,547

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $7.6 million over the remaining periods of 2014 and thereafter.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$500 million of the outstanding Term Facility matures in January 2019. The interest rate on the $500 million Term Facility as of September 30, 2014 was 1.36%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of September 30, 2014 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of September 30, 2014 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of September 30, 2014 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5		8.40	$406.9	2.21	$1,411.5		$375.1
Fund VII	467.2		3.18	177.8	1.21	106.1		39.0
Fund VI	246.2		2.43	6.1	0.06	9.7		0.2
Fund V	100.0		2.67	0.5	0.01	6.3		—
Fund IV	100.0		2.78	0.2	0.01	0.5		—
ANRP	426.1		32.21	10.1	0.76	219.6		5.3
AION	150.0		18.19	50.0	6.06	120.2		39.7
APC	158.4		69.02	0.1	0.04	102.8		0.1
Apollo Rose, L.P.	215.7		100.00	—	—	85.8		—
A.A Mortgage Opportunities, L.P.	200.0		98.43	—	—	145.0		—
Champ, L.P.	81.9		100.00	20.9	25.56	16.7		4.5
Apollo Royalties Management, LLC	100.0		100.00	—	—	70.0		—
Credit:
EPF I(2)	339.3		20.74	22.4	1.37	57.7		5.3
EPF II(2)	414.1		11.61	63.1	1.77	205.1		32.9
COF I	451.1		30.38	29.7	2.00	237.4		4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
COF III	358.1		10.45	83.1	2.43	256.7		59.7
ACLF	23.9		2.43	23.9	2.43	19.5		19.5
Palmetto	18.0		1.19	18.0	1.19	10.9		10.9
AIE II(2)	8.2		3.15	5.1	1.94	0.8		0.5
ESDF	50.0		100.00	—	—	—		—
FCI	193.5		34.62	—	—	97.9		—
FCI II	244.6		15.72	—	—	165.5		—
Franklin Fund	9.9		9.09	9.9	9.09	—		—
Apollo Lincoln Fixed Income Fund	2.5		0.99	2.5	0.99	1.3		1.3
Apollo/Palmetto Loan Portfolio, L.P.	300.0		100.00	—	—	85.0		—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0		100.00	—	—	—		—
AESI(2)	4.4		0.99	4.4	0.99	1.9		1.9
AEC	7.3		2.50	3.2	1.08	2.5		1.1
ACSP	18.8		2.44	18.8	2.44	9.2		9.2
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.5		0.5
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	7.9		7.61	—	—	—		—
Apollo Structured Credit Recovery Master Fund III, Ltd.	65.0		31.72	5.0	2.44	1.6		0.1
Apollo Zeus Strategic Investments, L.P.	14.0		3.38	14.0	3.38	8.2		8.2
Apollo Lincoln Private Credit Fund, L.P.	2.5		0.99	2.5	0.99	2.5		2.5
AIE III(2)	11.4		2.91	11.4	2.91	10.5		10.5
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	631.9	(1)	73.04	16.4	1.90	402.9	(1)	5.9
BEA/AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—		—
AGRE Asia Co-Invest I Limited	50.0		100.00	—	—	35.7		—
CAI Strategic European Real Estate Ltd.	19.8		100.00	—	—	3.8		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(2)	6.9		0.47	—	—	0.5		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.4		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(3)	28.7		7.80	0.9	0.23	8.1		0.2
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
Apollo US Real Estate Fund II - Co-Invest	22.1		86.41	0.1	0.39	1.5		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	25.4		0.84	25.4	0.84	21.4		21.4
Total	$7,965.9			$1,060.5		$3,944.6		$660.5

(1)
Figures for AGRE U.S. Real Estate Fund, L.P. include base, additional, and co-investment commitments. A co-investment vehicle within AGRE U.S. Real Estate Fund, L.P. is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.62 as of September 30, 2014.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.26 as of September 30, 2014.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.62 as of September 30, 2014.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments at September 30, 2014 and December 31, 2013 of $660.5 million and $843.7 million, respectively.
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
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of September 30, 2014 and December 31, 2013, the Company had not recorded an obligation for any previously made distributions.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through September 30, 2014 and that would be reversed approximates $3.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of September 30, 2014, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. On July 31, 2014, the Company extinguished a portion of the contingent consideration obligation and recognized a gain in the amount of $13.4 million, which was recorded in other income, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014. In exchange for the extinguishment, the Company granted a former owner and current employee 350,000 RSUs with rights to receive, subject to a three-year vesting period, distribution equivalents. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP (see note 11 for further information regarding the accounting for RSUs). The fair value of the contingent obligation was $84.7 million and $121.4 million as of September 30, 2014 and December 31, 2013, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $12.2 million and $14.1 million as of September 30, 2014 and December 31, 2013, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.

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

At the direction of the Company’s manager, the Company has established a risk committee comprised of various members of senior management including the Company's Chief Financial Officer, Chief Legal Officer, and the Company's Chief Risk Officer. The risk committee is tasked with assisting the Company’s manager in monitoring and managing enterprise-wide risk. The risk committee generally meets on a bi-weekly basis and reports to the executive committee of the Company’s manager at such times as the committee deems appropriate and at least on an annual basis.
On at least a monthly basis, the Company’s risk department provides a summary analysis of fund level market and credit risk to the portfolio managers of the Company’s funds and the heads of the various business segments. On a periodic basis, the Company’s risk department presents a consolidated summary analysis of fund level market and credit risk to the Company’s risk committee. In addition, the Company’s Chief Risk Officer reviews specific investments from the perspective of risk mitigation and discusses such analysis with the Company’s risk committee and/or the executive committee of the Company’s manager at such times as the Company’s Chief Risk Officer determines such discussions are warranted. On an annual basis, the Company’s Chief Risk Officer provides the executive committee of the Company’s manager with a comprehensive overview of risk management along with an update on current and future risk initiatives.
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
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial is now scheduled for February 23, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court has stayed this action pending the result in the criminal case against Mr. Villalobos. For these reasons, no estimate of possible loss, if any, can be made at this time.
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

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against Apollo Global Management, LLC (“AGM”) and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the first lien notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. The Indenture Trustees have not yet indicated whether they intend to move to amend their complaints. Accordingly, we are unable at this time to assess a potential risk of loss.  In addition, we do not believe that Apollo is a proper defendant in these actions.

On July 29, 2014, Brian Tucker and his wife Sherri Tucker (“Plaintiffs”) filed a Second Amended Complaint (“SAC”) against 32 defendants, including Apollo Global Management, LLC (“Apollo”), in the action captioned Tucker v. Momentive Performance Materials USA Inc. (2:13-cv-04480), pending in the Southern District of West Virginia, alleging that Mr. Tucker suffered respiratory damage as a result of exposure to hazardous chemicals during his employment at Momentive Performance Materials, Inc.’s West Virginia facility.  In their two prior complaints, Plaintiffs had named only Momentive Performance Materials USA Inc. and 99 “John Doe Defendants.”  Plaintiffs in the SAC added Apollo and 30 other defendants (collectively, the “Additional Defendants”) in place of the John Doe Defendants, and asserted claims against Apollo for: (i) deliberate intent under West Virginia Code § 23-4-2, (ii) strict liability under three theories (product liability, failure to instruct, and failure to warn), (iii) negligence and negligent misrepresentation, and (iv) fraudulent misrepresentation and fraudulent concealment.  Plaintiffs seek, among other things, unspecified damages, including punitive damages and damages for alleged loss of consortium, as well as costs and prejudgment interest.  Under an October 8, 2014 stipulation, the Additional Defendants’ deadline to respond to the SAC is November 21, 2014.  Apollo believes that plaintiffs’ claims against Apollo are without merit.  For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against Apollo Global Management, LLC and Apollo Management Holdings, L.P. (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC. The complaint alleges that Apollo Global Management, LLC and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition of Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants filed a motion to dismiss the complaint on October 15, 2014, which shall be fully-briefed by year-end 2014. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc.’s (“CEOC”) restructuring efforts.  Apollo is not a defendant in these matters.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”).  On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“CEC”), CEC’s subsidiary CEOC, other CEC-affiliated entities, and certain of CEC’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (an Apollo consultant), in the Delaware Chancery Court.  WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions between CEOC and other CEC affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages.  The defendants’ motion to dismiss the complaint was fully briefed on October 15, 2014.

•
Caesars Entertainment Operating Co., et al. v. Appaloosa Investment Ltd. P’ship et al., No. 652392/2014 (N.Y. Sup. Ct.) (the “Caesars Action”).  On August 5, 2014, CEC and CEOC sued certain institutional CEOC second-lien noteholders and CEOC first-lien noteholder Elliott Management Corporation.  On September 15, 2014, an amended complaint was filed adding WSFS as a defendant.  The amended complaint asserts claims for (among other things) tortious interference with prospective economic advantage, a declaratory judgment that certain transactions related to CEOC’s restructuring are valid and appropriate and that there has not been a default under the indentures governing the notes.  On October 15, 2014, defendants moved to dismiss the complaint.  Parties in both the Trustee Action and the Caesars Action have agreed to stay discovery pending decision on the respective motions to dismiss.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and CEC for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by CEC, and a majority of the noteholders agreed to amend the indenture to terminate CEC’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets.  On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Barton v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Barton Action”), against Caesars alleging similar claims to the Meehancombs Action.  Motions to dismiss in both actions are due by November 12, 2014.

•
Apollo believes that the claims in the Trustee Action, the Meehancombs Action and the Barton Action are without merit.  For this reason, and because the claims are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On October 17, 2014, Wiley Wright filed a putative class action against C.E.C. Entertainment (“CEC”) and Apollo Global Management, LLC (“Apollo”) in the Eastern District of New York, captioned Wright v. C.E.C. Entertainment, Inc. d/b/a Chuck E. Cheese’s, and Apollo Global Management, LLC (14-cv-6110), on behalf of Chuck E. Cheese assistant managers and senior assistant managers (collectively, the “Managers”) in the United States.  Plaintiff alleges that CEC and Apollo jointly employed the Managers and unlawfully classified them as exempt from the overtime protections of the Fair Labor Standards Act and New York Labor Law, even though the Managers regularly performed non-managerial customer service duties.  Plaintiff seeks, among other things, certification of a class, unpaid overtime and liquidated damages, injunctive relief, attorneys’ fees and costs, and interest.  CEC’s and Apollo’s deadlines to respond to the complaint are December 29, 2014 and January 2, 2015, respectively.

Apollo believes that Plaintiff’s claims against it are without merit.  For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement and that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs.   On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the tender offer closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties have engaged in limited discovery. No defendant has any obligation to answer or otherwise respond to any of the complaints in the consolidated action until the plaintiffs file or designate an operative complaint. Although Apollo cannot predict the ultimate outcome of the above actions, it believes that such actions are without merit.

On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against the CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplates that discovery will commence in the fall of 2014 and will be substantially completed by May 2015. Following discovery, the scheduling order contemplates dispositive motion practice, potentially followed by a trial on the merits of the Appraisal Petitioners’ claims. Although Apollo cannot predict the ultimate outcome of the above actions, Apollo believes that such actions are without merit.

On September 29, 2014, Athlon Energy Inc. (“Athlon”) and Encana Corporation (“Encana”) jointly announced that they had entered into an Agreement and Plan of Merger, dated as of September 27, 2014 (the “Merger Agreement”), pursuant to which a wholly-owned subsidiary of Encana (“Merger Sub”) would commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of Athlon common stock.  Following completion of the Offer, Merger Sub would be merged with and into Athlon (the “Proposed Transaction”).  On October 23, 2014, The City of Cambridge Retirement System filed a putative class action complaint captioned The City of Cambridge Retirement System v. Reeves, et al., C.A. No. 10277-VCG (the “Cambridge Action”) in the Delaware Court of Chancery naming Merger Sub, Apollo Global Management, LLC (“AGM”) and members of Athlon’s board of directors as defendants.  The Cambridge Action alleges, among other things, that members of Athlon’s board of directors breached their fiduciary duties in connection with their consideration and approval of the proposed transaction, and that Encana, Merger Sub and AGM aided and abetted those breaches of fiduciary duty.  On November 3, 2014, the parties to the Cambridge Action and several other similar actions filed in Delaware and Texas state court before the Cambridge Action (none of which named AGM as a defendant (collectively, the “Actions”)), entered into a Memorandum of Understanding to settle the Actions.  Under the terms of the proposed settlement, AGM will not be required to contribute any cash and will be granted full and customary releases.  The parties to the Actions expect that they will enter into a formal settlement agreement in late November 2014.  The forthcoming settlement agreement will be subject to court approval. For this reason, and because the claims against Apollo are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the condensed consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.

ITEM 1A.     RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the nine months ended September 30, 2014.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
Unregistered Sale of Equity Securities
On July 9, 2014 and August 12, 2014, we issued 475,170 and 3,184,742 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $13,067,175 and $78,089,874, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

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

+10.6
Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.7
Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.8
Shareholders Agreement, dated as of July 13, 2007, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.9
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

10.10
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

+10.11	Employment Agreement with Leon D. Black (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.12	Employment Agreement with Marc J. Rowan (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.13	Employment Agreement with Joshua J. Harris (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.14	Employment Agreement with Barry Giarraputo (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.15	Amended and Restated Employment Agreement with Joseph F. Azrack (incorporated by reference to Exhibit 10.40 to the Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

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

10.21
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

10.22
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

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.24
Amended and Restated Employment Agreement with James Zelter dated as of June 20, 2014 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.25	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.26
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.27
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.28
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for new independent directors) (incorporated by reference to Exhibit 10.31 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.29
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for continuing independent directors) (incorporated by reference to Exhibit 10.32 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.30
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.31
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Retired Partners) (incorporated by reference to Exhibit 10.34 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

10.32	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.33	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.34	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35
First Amendment and Joinder, dated as of April 14, 2010, to the Tax Receivable Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.36
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.38	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.39
Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

+10.40
Amended and Restated Limited Partnership Agreement of Apollo Advisors VI, L.P., dated as of April 14, 2005 and amended as of August 26, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.41
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

10.49
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

10.50
Transition Agreement, dated as of March 19, 2014, by and among Marc A. Spilker, Apollo Management Holdings, L.P. and Apollo Global Management, LLC (incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.51
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.52
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

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

Apollo Global Management, LLC
(Registrant)

Date: November 7, 2014	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)