Form 10-K
period 2014-12-31
Apollo Global Management LLC
filed 2015-02-27
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A shares of the Registrant held by non-affiliates as of June 30, 2014 was approximately $4,303.2 million, which includes non-voting Class A shares with a value of approximately $1,246.5 million.
As of February 26, 2015 there were 167,899,419 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report; as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the "SEC"), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“Apollo funds”, “our funds” and references to the "funds" we manage, refer to the funds, partnerships, accounts, including strategic investment accounts or "SIAs," alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management services;
“Apollo Operating Group” refers to (i) the limited partnerships through which our Managing Partners currently operate our businesses and (ii) one or more limited partnerships formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our "principal investments";
“Assets Under Management,” or “AUM,” refers to the assets we manage for the funds, partnerships and accounts for which we provide investment management services, including, without limitation, capital which such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:

(i)
the fair value of the investments of the private equity funds, partnerships and accounts we manage plus the capital which such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

(ii)
the net asset value, or “NAV,” of the credit funds, partnerships and accounts for which we provide investment management services, other than certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), which have a fee generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital which such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

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

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets that we manage; and

(v)	the fair value of any other assets that we manage for the funds, partnerships and accounts for which we provide investment management services, plus unused credit facilities,

including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.
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
"Fee-Generating AUM" consists of assets we manage for the funds, partnerships and accounts for which we provide investment management services and on which we earn management fees or, monitoring fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts we manage. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to investments of the funds, partnerships and accounts we manage are generally based on the total value of such structured portfolio investments, which normally include leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
"Non-Fee Generating AUM" consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following:

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
"Carry Eligible AUM" refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry Eligible AUM, which consists of the following:

(i)
"Carry Generating AUM," which refers to funds' invested capital that is currently above its hurdle rate or preferred return, and the funds' profit is allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)	"AUM Not Currently Generating Carry," which refers to funds' invested capital that is currently below its hurdle rate or preferred return; and

(iii)
"Uninvested Carry Eligible AUM," which refers to available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that are not currently part of the NAV or fair value of investments that may eventually produce carried interest income, which would be allocated to the general partner.

"AUM with Future Management Fee Potential" refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
We use Non-Fee Generating AUM combined with Fee-Generating AUM as a performance measure of our funds' investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee Generating AUM includes assets on which we could earn carried interest income;

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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows in the fund itself (and not the investors in the fund) on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2014 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Managing Partners and Contributing Partners indirectly beneficially own their interests in the Apollo Operating Group units;
"IRS" refers to the Internal Revenue Service;
“Managing Partners” refer to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals;
“net IRR” of a private equity fund means the cumulative investment-related cash flows to the fund itself (and not to the investors in the fund) on the basis of the actual timing of cash inflows and outflows aggregated on a quarterly basis, less expenses (management fees, carried interest and certain other fund expenses). For the calculation of Net IRR the realized and estimated unrealized value is adjusted such that a percentage generally of up to 20.0% of the unrealized gain is allocated to the general partner, thereby reducing the balance attributable to fund investors' carried interest all offset to the extent of interest income, and measures returns based on amounts that, if distributed, would be paid to investors of the fund, to the extent that a private equity fund exceeds all requirements detailed within the applicable fund agreement;
“net return” represents the calculated return that is based on month-to-month changes in net assets and is calculated using the returns that have been geometrically linked based on capital contributions, distributions and dividend reinvestments, as applicable;
“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;
“permanent capital” means (a) assets that are owned by or related to Athene Holding Ltd. ("Athene Holding") and its subsidiaries (collectively, "Athene") and managed by Athene Asset Management, L.P. and (b) assets of publicly traded vehicles managed by Apollo (such as AP Alternative Assets, L.P. ("AAA"), Apollo Investment Corporation ("AINV"), Apollo Commercial Real Estate Finance, Inc. ("ARI"), Apollo Residential Mortgage, Inc. ("AMTG"), Apollo Tactical Income Fund Inc. ("AIF"), and Apollo Senior Floating Rate Fund Inc. ("AFT"), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law.
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

PART I.

ITEM 1.     BUSINESS
Overview
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate, with significant distressed investment expertise. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2014, we had total AUM of $160 billion, including approximately $41 billion in private equity, $108 billion in credit and $10 billion in real estate. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2014.
Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 24 years and lead a team of 845 employees, including 320 investment professionals, as of December 31, 2014. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, Houston, Bethesda, Chicago, Toronto, London, Singapore, Frankfurt, Mumbai, Hong Kong and Luxembourg. We operate our private equity, credit and real estate investment management businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
Our objective is to achieve superior long-term risk-adjusted returns for our fund investors. The majority of the investment funds we manage are designed to invest capital over periods of seven or more years from inception, thereby allowing us to generate attractive long-term returns throughout economic cycles. Our investment approach is value-oriented, focusing on nine core industries in which we have considerable knowledge and experience, and emphasizing downside protection and the preservation of capital. Our core industry sectors include chemicals, natural resources, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. Our contrarian investment management approach is reflected in a number of ways, including:

•	our willingness to pursue investments in industries that our competitors typically avoid;

•	the often complex structures employed in some of the investments of our funds, including our willingness to pursue difficult corporate carve-out transactions;

•	our experience investing during periods of uncertainty or distress in the economy or financial markets when many of our competitors simply reduce their investment activity;

•	our orientation towards sole sponsored transactions when other firms have opted to partner with others; and

•	our willingness to undertake transactions that have substantial business, regulatory or legal complexity.
We have applied this investment philosophy to identify what we believe are attractive investment opportunities, deploy capital across the balance sheet of industry leading, or “franchise,” businesses and create value throughout economic cycles.
We rely on our deep industry, credit and financial structuring experience, coupled with our strengths as a value-oriented, distressed investment manager, to deploy significant amounts of new capital within challenging economic environments. Our approach towards investing in distressed situations often requires our funds to purchase particular debt securities as prices are declining, since this allows us both to reduce our funds’ average cost and accumulate sizable positions which may enhance our ability to influence any restructuring plans and maximize the value of our funds’ distressed investments. As a result, our investment approach may produce negative short-term unrealized returns in certain of the funds we manage. However, we concentrate on generating attractive, long-term, risk-adjusted realized returns for our fund investors, and we therefore do not overly depend on short-term results and quarterly fluctuations in the unrealized fair value of the holdings in our funds.
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

We have grown our total AUM at a 30% compound annual growth rate from December 31, 2004 to December 31, 2014. In addition, we benefit from mandates with long-term capital commitments in our private equity, credit and real estate businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2014, approximately 96% of our AUM was in funds with a contractual life at inception of seven years or more, and 45% of our AUM was considered permanent capital.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at www.agm.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC.

Our Businesses

We have three business segments: private equity, credit and real estate. The diagram below summarizes our current businesses:

Apollo Global Management, LLC(1)

Private Equity	Credit	Real Estate
• Distressed Buyouts, Debt and Other Investments • Corporate Carve-outs • Opportunistic Buyouts • Natural Resources	• U.S. Performing Credit • Structured Credit • Opportunistic Credit • Non-Performing Loans • European Credit • Athene
•
      Opportunistic equity investing in real estate assets, portfolios, companies and platforms
•
      Commercial real estate debt investments including First Mortgage and Mezzanine Loans and Commercial Mortgage Backed Securities

AUM: $41.1 billion(2)	AUM: $108.4 billion(2)(3)	AUM: $9.5 billion(2)(3)(4)

Strategic Investment Accounts(5) Generally invests in or alongside certain Apollo funds and other Apollo-sponsored transactions

(1)	All data is as of December 31, 2014.

(2)	See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(3)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.21 as of December 31, 2014.

(4)	Includes funds that are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.56 as of December 31, 2014.

(5)	As of December 31, 2014, there was $0.8 billion that had yet to be deployed to an Apollo fund within our three segments.
Private Equity
As a result of our long history of private equity investing across market cycles, we believe we have developed a unique set of skills on which we rely to make new investments and to maximize the value of our existing investments. As an example, through our experience with traditional private equity buyouts, which we also refer to herein as buyout equity, we apply a highly disciplined approach towards structuring and executing transactions, the key tenets of which include seeking to acquire companies at below industry average purchase price multiples, and establishing flexible capital structures with long-term debt maturities and few, if any, financial maintenance covenants.
We believe we have a demonstrated ability to adapt quickly to changing market environments and capitalize on market dislocations through our traditional, distressed and corporate buyout approach. In prior periods of strained financial liquidity and economic recession, our private equity funds have made attractive investments by buying the debt of quality businesses (which we refer to as “classic” distressed debt), converting that debt to equity, seeking to create value through active participation with management and ultimately monetizing the investment. This combination of traditional and corporate buyout investing with a “distressed option” has been deployed through prior economic cycles and has allowed our funds to achieve attractive long-term rates of return in different economic and market environments. In addition, during prior economic downturns we have relied on our restructuring experience and worked closely with our funds’ portfolio companies to seek to maximize the value of our funds’ investments.
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception through December 31, 2014, approximately 80% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition.
Distressed Buyouts, Debt and Other Investments
During periods of market dislocation and volatility, we rely on our credit and capital markets expertise to build positions in distressed debt. We target assets with what we believe are high-quality operating businesses but low-quality balance sheets, consistent with our traditional buyout strategies. The distressed securities our funds purchase include bank debt, public high-yield debt and privately held instruments, often with significant downside protection in the form of a senior position in the capital structure, and in certain situations our funds also provide debtor-in-possession financing to companies in bankruptcy. Our investment professionals generate these distressed buyout and debt investment opportunities based on their many years of experience in the debt markets, and as such they are generally proprietary in nature.
We believe distressed buyouts and debt investments represent a highly attractive risk/reward profile. Our funds’ investments in debt securities have generally resulted in two outcomes. The first and preferred potential outcome, which we refer to as a distressed for control investment, is when our funds are successful in taking control of a company through its investment in the distressed debt. By working proactively through the restructuring process, we are often able to equitize the debt position of our funds to create a well-financed buyout which would then typically be held by the fund for a three-to-five year period, similar to other traditional leveraged buyout transactions. The second potential outcome, which we refer to as a non-control distressed investment is when our funds do not gain control of the company. This typically occurs as a result of an increase in the price of the debt investments to levels which are higher than what we consider to be an attractive acquisition valuation. In these instances, we may forgo seeking control, and instead our funds may seek to sell the debt investments over time, typically generating a higher short-term IRR with a lower multiple of invested capital than in the case of a typical distressed for control transaction. We believe that we are a market leader in distressed investing and that this is one of the key areas that differentiates us from our peers.
In addition to our opportunistic, distressed and corporate partner buyout activities, we also maintain the flexibility to deploy capital of our private equity funds in other types of investments such as the creation of new companies, which allows us to leverage our deep industry and distressed expertise and collaborate with experienced management teams to seek to capitalize on market opportunities that we have identified, particularly in asset-intensive industries that are in distress. In these types of situations, we have the ability to establish new entities that can acquire distressed assets at what we believe are attractive valuations without the burden of managing an existing portfolio of legacy assets. Similar to our corporate partner buyout activities, other investments, such as the creation of new companies, historically have not represented a large portion of our overall investment activities, although our private equity funds do make these types of investments selectively.
Corporate Carve-outs
Corporate Carve-outs are less market-dependent than distressed investing, but are equally complicated. In these transactions, Apollo funds seek to extract a business that is highly integrated within a larger corporate parent to create a stand-alone business. These are labor-intensive transactions, which we believe require deep industry knowledge, patience and creativity, to unlock value that has largely been overlooked or undermanaged. Importantly, because of the highly negotiated nature of many of these transactions, Apollo believes it is often difficult for the seller to run a competitive process, which ultimately allows Apollo funds to achieve compelling purchase prices.
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
We believe buyouts of non-correlated assets or businesses also represent attractive investments since they are generally less correlated to the broader economy and provide an element of diversification to our funds' overall portfolio of private equity investments.
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
Natural Resources
In 2011, Apollo established Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP”), and has assembled a team of dedicated investment professionals to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy and select other natural resources sectors.
AP Alternative Assets, L.P.
We also manage AAA, a publicly listed permanent capital vehicle. The sole investment held by AAA is its investment in AAA Investments, L.P. (“AAA Investments”). AAA Investments is the largest equity holder of Athene Holding.
AAA is a Guernsey limited partnership whose partners are comprised of (i) AAA Guernsey Limited (“AAA Guernsey”), which holds 100% of the general partner interests in AAA, and (ii) the holders of common units representing limited partner interests in AAA. The common units are non-voting and are listed on NYSE Euronext in Amsterdam under the symbol “AAA”. AAA Guernsey is a Guernsey limited company and is owned 55% by an individual who is not an affiliate of Apollo and 45% by Apollo Principal Holdings III, L.P., an indirect subsidiary of Apollo. AAA Guernsey is responsible for managing the business and affairs of AAA. AAA generally makes all of its investments through AAA Investments, of which AAA is the sole limited partner.
Athene Holding is AAA’s only material investment. As of December 31, 2014, the Company, through its consolidation of AAA, had an approximate 47.7% economic ownership interest in Athene through its investment in AAA Investments (calculated as if the commitments on the Athene Private Placement (as described in note 4 to the consolidated financial statements) closed through December 31, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, or (ii) common shares to be issued under the Amended Athene Services Agreement or the Amended AAA Services Agreement (each as described in note 17 to the consolidated financial statements) subsequent to December 31, 2014). Apollo owned approximately 2.5% of AAA as of December 31, 2014.

Building Value in Portfolio Companies
We are a “hands-on” investor organized around nine core industries where we believe we have significant knowledge and expertise, and we remain actively engaged with the management teams of the portfolio companies of our private equity funds. We have established relationships with operating executives that assist in the diligence review of new opportunities and provide strategic and operational oversight for portfolio investments. We actively work with the management of each of the portfolio companies of the funds we manage to maximize the underlying value of the business. To achieve this, we take a holistic approach to value-creation, concentrating on both the asset side and liability side of the balance sheet of a company. On the asset side of the balance sheet, Apollo works with management of the portfolio companies to enhance the operations of such companies. Our investment professionals assist portfolio companies in rationalizing non-core and underperforming assets, generating cost and working capital savings, and maximizing liquidity. On the liability side of the balance sheet, Apollo relies on its deep credit structuring experience and works with management of the portfolio companies to help optimize the capital structure of such companies through proactive restructuring of the balance sheet to address near-term debt maturities. The companies in which our private equity funds invest also seek to capture discounts on publicly traded debt securities through exchange offers and potential debt buybacks. In addition, we have established a group purchasing program to help our funds' portfolio companies leverage the combined corporate spending among Apollo and portfolio companies of the funds it manages in order to seek to reduce costs, optimize payment terms and improve service levels for all program participants.
Exiting Investments
The value of the investments that have been made by our funds are typically realized through either an initial public offering of common stock on a nationally recognized exchange or through the private sale of the companies in which our funds have invested. We believe the advantage of having long-lived funds and investment discretion is that we are able to time our funds’ exit to maximize value.
Private Equity Fund Holdings
The following table presents a list of certain significant portfolio companies of our private equity funds as of December 31, 2014:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
CEC Entertainment	2014	Fund VIII	Opportunistic Buyout	Media, Cable & Leisure	North America
Caelus Energy Alaska	2014	Fund VIII / ANRP	Corporate Carve-Out	Natural Resources	North America
Express Energy Services	2014	Fund VIII / ANRP	Opportunistic Buyout	Natural Resources	North America
Jupiter Resources	2014	Fund VIII / ANRP	Corporate Carve-out	Natural Resources	North America
American Gaming Systems	2013	Fund VIII	Distressed Buyout	Media, Cable & Leisure	North America
Aurum	2013	Fund VII	Opportunistic Buyout	Consumer & Retail	Western Europe
Hostess	2013	Fund VII	Corporate Carve-out	Consumer & Retail	North America
McGraw-Hill Education	2013	Fund VII	Corporate Carve-out	Media, Cable & Leisure	North America
Nine Entertainment	2013	Fund VII	Distressed Buyout	Media, Cable & Leisure	Australia
EP Energy	2012	Fund VII & ANRP	Corporate Carve-out	Natural Resources	North America
Great Wolf Resorts	2012	Fund VII	Opportunistic Buyout	Media, Cable & Leisure	North America
Pinnacle	2012	Fund VII & ANRP	Opportunistic Buyout	Natural Resources	North America
Talos	2012	Fund VII & ANRP	Opportunistic Buyout	Natural Resources	North America

Brit Insurance	2011	Fund VII	Opportunistic Buyout	Financial & Business Services	Western Europe
Endemol Shine Group	2011	Fund VII	Distressed Buyout	Media, Cable & Leisure	Global
Sprouts Farmers Markets	2011	Fund VI	Opportunistic Buyout	Consumer & Retail	North America
Welspun	2011	Fund VII & ANRP	Opportunistic Buyout	Natural Resources	India
Gala Coral Group	2010	Fund VII & VI	Distressed Buyout	Media, Cable & Leisure	Western Europe
Veritable Maritime	2010	Fund VII	Opportunistic Buyout	Distribution & Transportation	North America
Dish TV	2009	Fund VII	Opportunistic Buyout	Media, Cable & Leisure	India
Caesars Entertainment	2008	Fund VI	Opportunistic Buyout	Media, Cable & Leisure	North America
Norwegian Cruise Line	2008	Fund VII / VI	Opportunistic Buyout	Media, Cable & Leisure	North America
Claire’s	2007	Fund VI	Opportunistic Buyout	Consumer & Retail	Global
Berry Plastics(1)	2006	Fund VI & V	Corporate Carve-out	Packaging & Materials	North America
CEVA Logistics(2)	2006	Fund VI	Corporate Carve-out	Distribution & Transportation	Western Europe
Momentive Performance Materials	2000/2004/ 2006	Fund IV, V & VI	Corporate Carve-out	Chemicals	North America
Debt Investment Vehicles - Fund VII	Various	Fund VII	Debt Investments	Various	Various
Debt Investment Vehicles - Fund VI	Various	Fund VI	Debt Investments	Various	Various

Note: Represents portfolio companies of Fund IV, Fund V, Fund VI, Fund VII, Fund VIII and ANRP with a remaining value greater than $100 million, excluding the value associated with any portion of such private equity funds' portfolio company investments held by co-investment vehicles.

(1)	Prior to merger with Covalence Specialty Material Holdings Corp. Remaining holding is a tax receivable agreement.

(2)	Includes add-on investment in EGL, Inc.

Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a $3.5 billion high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2014, Apollo’s credit segment had total AUM and Fee-Generating AUM of $108.4 billion and $92.2 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds.
Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, has been organized by the following six functional groups:
Credit AUM as of December 31, 2014
(in billions)

(1)	Excludes sub-advised AUM.

U.S. Performing Credit
The U.S. performing credit group provides investment management services to funds, including SIAs, that primarily focus on income-oriented, senior loan and bond investment strategies. The U.S. performing credit group also includes CLOs that we raise and manage internally. As of December 31, 2014, our U.S. performing credit group had total AUM and Fee-Generating AUM of $24.9 billion and $20.0 billion, respectively.
Structured Credit
The structured credit group provides investment management services to funds, including SIAs, that primarily focus on structured credit investment strategies that target multiple tranches of structured securities with favorable and protective lending terms, predictable payment schedules, well diversified portfolios, and low historical defaults, among other characteristics. These strategies include investments in externally managed CLOs, residential mortgage-backed securities, asset-backed securities and other structured instruments, including insurance-linked securities and longevity-based products. The structured credit group also serves as substitute investment manager for a number of asset-backed CDOs and other structured vehicles. As of December 31, 2014, our structured credit group had total AUM and Fee-Generating AUM of $16.0 billion and $11.0 billion, respectively.
Opportunistic Credit
The opportunistic credit group provides investment management services to funds, including SIAs, that primarily focus on credit investment strategies that are often less liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. The opportunistic credit funds and SIAs invest in a broad array of primary (including origination)and secondary opportunities encompassing performing, stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, debtor in possession financings, rescue or bridge financings, and other debt investments. Additionally, certain opportunistic credit funds will selectively invest in aircraft, shipping assets, energy and structured credit investment opportunities. In certain cases, leverage can be employed in connection with these strategies by having fund subsidiaries or special-purpose vehicles incur debt or by entering into credit facilities or other debt transactions to finance the acquisition of various credit investments. Additionally, certain opportunistic credit funds will selectively purchase assets, including aircraft and shipping, as well as invest in energy and structured credit investment opportunities. As of December 31, 2014, our opportunistic credit group had total AUM and Fee-Generating AUM of $10.8 billion and $6.6 billion, respectively.
Non-Performing Loans
The non-performing loan group provides investment management services to funds, including SIAs, that primarily invest in European commercial and residential real estate performing and non-performing loans (“NPLs”) and unsecured consumer loans and acquiring assets as a result of distressed market situations. Certain of the non-performing loan investment vehicles that we manage own captive pan-European loan servicing and property management platforms. These loan servicing and property management platforms operate in five European countries, employed approximately 1,200 individuals as of December 31, 2014 and directly service consumer credit receivables and loans secured by commercial and residential properties. The post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of NPLs, limit participation by traditional long only investors, hedge funds, and private equity funds, resulting in what we believe to be a unique opportunity for our credit business. As of December 31, 2014, our non-performing loan group had total AUM and Fee-Generating AUM of $5.0 billion and $3.7 billion, respectively.
European Credit
The European credit group provides investment management services to funds, including SIAs, that focus on investment strategies in a variety of credit opportunities in Europe across a company’s capital structure. The European credit group invests in senior loans (secured and unsecured) and notes, mezzanine loans, subordinated notes, distressed and stressed credit and other idiosyncratic credit investments of companies established or operating primarily in Europe. Additionally, certain European credit funds will selectively invest in shipping assets and structured credit investment opportunities. The European credit group also includes CLOs that we raise and manage internally. As of December 31, 2014, our European credit group had total AUM and Fee-Generating AUM of $4.0 billion and $3.1 billion, respectively.
Athene
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities.
On October 2, 2013, Athene Holding closed its acquisition of the U.S. annuity operations of Aviva plc ("Aviva USA"), which added approximately $44 billion of total and Fee-Generating AUM within Apollo's credit segment and as a result, Athene is currently estimated to be one of the largest fixed annuity companies in the United States.
Apollo, through its consolidated subsidiary, Athene Asset Management, L.P. (“Athene Asset Management”), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of December 31, 2014, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $60.3 billion of total AUM as of December 31, 2014 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $12.6 billion, or approximately 20.9%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene. Athene Asset Management receives a gross management fee equal to 0.40% per annum on all AUM in the Athene Accounts, with certain limited exceptions for all of the services which Athene Asset Management provides to Athene. In addition, the Company receives sub-advisory fees with respect to a portion of the assets in the Athene Accounts.
Real Estate
Our real estate group has a dedicated team of multi-disciplinary real estate professionals whose investment activities are integrated and coordinated with our private equity and credit business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations. As of December 31, 2014, our real estate group had total and fee generating AUM of approximately $9.5 billion and $6.2 billion, respectively, through a combination of investment funds, strategic investment accounts ("SIAs") and Apollo Commercial Real Estate Finance, Inc. ("ARI"), a publicly-traded, commercial mortgage real estate investment trust managed by Apollo.

With respect to our real estate funds' equity investments, we take a value-oriented approach and our funds will invest in assets located in primary, secondary and tertiary markets. The funds we manage pursue opportunistic investments in various real estate asset  classes, which historically have included hospitality, office, industrial, retail, healthcare, residential and non-performing loans. Our real estate equity funds under management currently include AGRE U.S. Real Estate Fund, L.P. and Apollo U.S. Real Estate Fund II, L.P., our U.S. focused, opportunistic funds, and our legacy Citi Property Investors ("CPI") business, the real estate investment management business we acquired from Citigroup in November 2010.
With respect to our real estate debt activities, our real estate funds and accounts offer financing across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity. In addition to ARI, we also manage strategic accounts focused on investing in commercial mortgage-backed securities and other commercial real estate loans.
Strategic Investment Accounts
We manage several SIAs established to facilitate investments by third-party investors directly in Apollo funds and other securities. Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2014, approximately $15 billion of our total AUM was managed through SIAs.
Fundraising and Investor Relations
We believe our performance track record across our funds and our focus on client service have resulted in strong relationships with our fund investors. Our fund investors include many of the world’s most prominent pension and sovereign wealth funds, university endowments and financial institutions, as well as individuals. We maintain an internal team dedicated to investor relations across our private equity, credit and real estate businesses.
In our private equity business, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base of our private equity funds includes both investors from prior funds and new investors. In many instances, investors in our private equity funds have increased their commitments to subsequent funds as our private equity funds have increased in size. During the fundraising effort for Apollo Investment Fund VIII, L.P. ("Fund VIII"), investors representing over 92% of Apollo Investment Fund VII, L.P.'s ("Fund VII") capital committed to Fund VIII. In addition, many of our investment professionals commit their own capital to each private equity fund. The single largest unaffiliated investor in Fund VIII represents 5% of Fund VIII's commitments.
During the management of a private equity fund, we maintain an active dialogue with the fund's limited partner investors. We host quarterly webcasts that are led by members of our senior management team and we provide quarterly reports to the limited partner investors detailing recent performance by investment. We also organize an annual meeting for our private equity funds' investors that consists of detailed presentations by the senior management teams of many of our funds' current investments. From time to time, we also hold meetings for the advisory board members of our private equity funds.
In our credit business, we have raised private capital from prominent institutional investors and have also raised capital from public market investors, as in the case of AINV, AFT, AIF and AMTG. AINV is listed on the NASDAQ Global Select Market and complies with the reporting requirements of that exchange. AFT, AIF and AMTG are listed on the NYSE and comply with the reporting requirements of that exchange.
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
Private Equity Investment Process
Our private equity investment professionals are responsible for selecting, evaluating, structuring, due diligence, negotiating, executing, monitoring and exiting investments for our traditional private equity funds, as well as pursuing operational improvements in our funds’ portfolio companies through management consulting arrangements. These investment professionals perform significant research into each prospective investment, including a review of the company’s financial statements, comparisons with other public and private companies and relevant industry data. The due diligence effort will also typically include:

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
After discussing the proposed transaction with the deal team, the investment committee will decide whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process. The investment committee will typically conduct several meetings to consider a particular investment before finally approving that investment and its terms. Both at such meetings and in other discussions with the deal team, our Managing Partners and other investment professionals will provide guidance to the deal team on strategy, process and other pertinent considerations. Every private equity investment requires the approval of our Managing Partners.
Our private equity investment professionals are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. Disposition decisions made on behalf of our private equity funds are subject to review and approval by the private equity investment committee, including our Managing Partners.
Credit and Real Estate Investment Process
Our credit and real estate investment professionals are responsible for selecting, evaluating, structuring, due diligence, negotiating, executing, monitoring and exiting investments for our credit funds and real estate funds, respectively. The investment professionals perform significant research into and due diligence of each prospective investment, and prepare analyses of recommended investments for the investment committee of the relevant fund.
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
Overview of Fund Operations
Investors in our private equity funds and certain of our credit and real estate funds make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for such funds by taking into account current market opportunities and conditions, as well as investor expectations. The general partner’s capital commitment is determined through negotiation with the fund’s underlying investor base. The commitments are generally available for approximately six years during what we call the investment period. We have typically invested the capital committed to such funds over a three to four year period. Generally, as each investment is realized, these funds first return the capital and expenses related to that investment and any previously realized investments to fund investors and then distribute any profits. These profits are typically shared 80% to the investors in our private equity funds and 20% to us so long as the investors receive at least an 8% compounded annual return on their investment, which we refer to as a “preferred return” or “hurdle.” Allocation of profits between fund investors and us, as well as the amount of the preferred return, among other provisions, varies for our real estate equity and many of our credit funds. Our private equity funds typically terminate ten years after the final closing, subject to the potential for two one-year extensions. Dissolution of those funds can be accelerated upon a majority vote of investors not affiliated with us and, in any case, all of our funds also may be terminated upon the occurrence of certain other events. Ownership interests in our private equity funds and certain of our credit and real estate funds are not, however, subject to redemption prior to termination of the funds.
The processes by which our credit and real estate funds receive and invest capital vary by type of fund. As noted above, certain of our credit and real estate funds have drawdown structures where investors made a commitment to provide capital at the formation of such funds and deliver capital when called by us as investment opportunities become available. In addition, we have several permanent capital vehicles with unlimited duration. Each of these publicly traded vehicles raises capital by selling shares in the public markets and these vehicles can also issue debt. We also have several credit funds which continuously offer and sell shares or limited partner interests via private placements through monthly subscriptions, which are payable in full upon a fund’s acceptance of an investor’s subscription. These hedge fund style credit funds have customary redemption rights (in many cases subject to the expiration of an initial lock-up period), and are generally structured as limited partnerships, the terms of which are determined through negotiation with the funds' underlying investor base. Management fees and incentive fees (whether in the form of carried interest income or incentive allocation) that we earn for management of these credit funds and from their performance as well as the terms governing their operation vary across our credit funds.
We conduct the management of our private equity, credit and real estate funds primarily through a partnership structure, in which partnerships organized by us accept commitments and/or funds for investment from investors. Funds are generally organized as limited partnerships with respect to private equity funds and other U.S. domiciled vehicles and limited partnership and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. Typically, each fund has an investment advisor registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Responsibility for the day-to-day operations of the funds is typically delegated to the funds’ respective investment managers pursuant to an investment management (or similar) agreement. Generally, the material terms of our investment management agreements relate to the scope of services to be rendered by the investment manager to the applicable funds, certain rights of termination in respect of our investment management agreements and, generally, with respect to certain of our credit and real estate funds (as these matters are covered in the limited partnership agreements of the private equity funds), the calculation of management fees to be borne by investors in such funds, as well as the calculation of the manner and extent to which other fees received by the investment manager from fund portfolio companies serve to offset or reduce the management fees payable by investors in our funds. The funds themselves generally do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), generally in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the Investment Company Act excepts from its registration requirements funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” or “knowledgeable employees” for purposes of the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from its registration requirements privately placed funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.
In addition to having an investment manager, each fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all policy and investment decisions relating to the conduct of the fund’s business. The general partner is responsible for all decisions concerning the making, monitoring and disposing of investments, but such responsibilities are typically delegated to the fund’s investment manager pursuant to an investment management (or similar) agreement. The limited partners of the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by the fund’s general partner in its sole discretion, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner or investment manager for cause or cause an early dissolution by a simple majority vote. In connection with the private offering transactions that occurred in 2007 pursuant to which we sold shares of Apollo Global Management, LLC to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act (“Private Offering Transactions”) and the reorganization of the Company’s predecessor business (the “2007 Reorganization”), we deconsolidated certain of our private equity and credit funds that have historically been consolidated in our financial statements and amended the governing agreements of those funds to provide that a simple majority of a fund’s investors have the right to accelerate the dissolution date of the fund.
In addition, the governing agreements of our private equity funds and certain of our credit and real estate funds enable the limited partners holding a specified percentage of the interests entitled to vote, to elect not to continue the limited partners’ capital commitments for new portfolio investments in the event certain of our Managing Partners do not devote the requisite time to managing the fund or in connection with certain triggering events (as defined in the applicable governing agreements). In addition to having a significant, immeasurable negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us. The loss of the services of any of our Managing Partners would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners.
Fees and Carried Interest
Our revenues and other income consist principally of (i) management fees, which may be based upon a percentage of the committed or invested capital, adjusted assets, gross invested capital, fund net asset value, stockholders' equity or the capital accounts of the limited partners of the funds, and may be subject to offset as discussed in note 2 to the consolidated financial statements, (ii) advisory and transaction fees, net relating to certain actual and potential private equity, credit and real estate investments as more fully discussed in note 2 to the consolidated financial statements, (iii) income based on the performance of our funds, which consists of allocations, distributions or fees from our private equity, credit and real estate funds, and (iv) investment income from our investments as general partner and other direct investments primarily in the form of net gains from investment activities as well as interest and dividend income.
The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Our funds’ returns are driven by investment opportunities and general market conditions, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the underlying portfolio company investments of the funds, the industries in which the portfolio companies operate, the overall economy as well as other market conditions.
General Partner and Professionals Investments and Co-Investments
General Partner Investments
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2014 of $646.6 million.
Apollo has an ongoing obligation, subject to certain stipulations, to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
Managing Partners and Other Professionals Investments
To further align our interests with those of investors in our funds, our Managing Partners and other professionals have invested their own capital in our funds. Our Managing Partners and other professionals will either re-invest their carried interest to fund these investments or use cash on hand or funds borrowed from third parties. We generally have not historically charged management fees or carried interest on capital invested by our Managing Partners and other professionals directly in our private equity, credit, and real estate funds.
Co-Investments
Investors in many of our funds, as well as certain other investors, may have the opportunity to make co-investments with the funds. Co-investments are investments in portfolio companies or other assets generally on the same terms and conditions as those to which the applicable fund is subject.
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.
All of the investment advisors of our funds are registered as investment advisors either directly or as a "relying advisor" with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions.

Each of AFT and AIF is a registered management investment company under the Investment Company Act. AINV is an investment company that has elected to be treated as a business development company under the Investment Company Act. Each of AFT, AIF and AINV has elected for U.S. Federal tax purposes to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, each of AFT, AIF and AINV is required to distribute during each taxable year at least 90% of its ordinary income and realized, net short-term capital gains in excess of realized net long-term capital losses, if any, to its shareholders. In addition, in order to avoid excise tax, each needs to distribute during each calendar year at least 98% of its ordinary income and 98.2% of its capital gains net income for one-year period ended on October 31st of such calendar year, plus any shortfalls from any prior year's distribution, which would take into account short-term and long-term capital gains and losses. In addition, as a business development company, AINV must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of AINV’s total assets are qualifying assets (with certain limited exceptions).
ARI elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with its taxable year ended December 31, 2009. AMTG also elected to be taxed as a REIT under the Internal Revenue Code, commencing with its fiscal year ended December 31, 2011. To maintain their qualification as REITs, ARI and AMTG must distribute at least 90% of their taxable income to their shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code.
In addition, Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, Inc. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS will earn fees for its services.
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
As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, we are subject to insurance holding company system laws and regulations in Delaware, Iowa and New York, which are the states in which the insurance company subsidiaries of Athene Holding are domiciled. These regulations generally require each insurance company subsidiary to register with the insurance department in its state of domicile and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, reinsurance agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice and approval or non-disapproval by the applicable domiciliary insurance department.
The insurance laws of each of Delaware, Iowa and New York prohibit any person from acquiring control of a domestic insurance company or its parent company unless that person has filed a notification with specified information with that state’s Commissioner or Superintendent of Insurance (the “Commissioner”) and has obtained the Commissioner’s prior approval. Under applicable Delaware, Iowa and New York statutes, the acquisition of 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Apollo without the requisite prior approvals will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities or prohibiting the voting of those securities, or to other actions that may be taken by the applicable state insurance regulators.
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
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. In the United States, the National Association of Insurance Commissioners ("NAIC") has promulgated amendments to its insurance holding company system model law and regulations for consideration by the various states that would provide for more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. To date, both Iowa and New York have enacted laws to adopt such amendments.
Internationally, the International Association of Insurance Supervisors is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups. The NAIC has also promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. Changes to existing laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act created the Federal Insurance Office (the “FIO”) within the Department of Treasury headed by a Director appointed by the Treasury Secretary. The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role. In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation and (ii) the U.S. and global reinsurance market. Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
We are subject to the jurisdiction of the Federal Energy Regulatory Commission as a result of certain of the funds we manage directly or indirectly owning, controlling or holding, with power to vote, 10% or more of the voting securities in a “public-utility company” or a “holding company” of a public-utility company (as those terms are defined in the U.S. Public Utility Holding Company Act of 2005). See “Item 1A. Risk Factors-Risks Related to Our Businesses-We are a holding company subject to the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”). An acquirer of our Class A shares may be required to obtain prior approval from the FERC and make other filings with the FERC.”
Apollo Management International LLP is authorized and regulated by the U.K. Financial Conduct Authority.
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
Apollo Management Singapore Pte Ltd. was granted a Capital Markets Service License with the Monetary Authority of Singapore in October 2013. In addition, Apollo Capital Management, L.P. is registered with the Securities and Exchange Board of India as a foreign institutional investor.
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
However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors — Risks Related To Our Businesses — The investment management business is intensely competitive, which could have a material adverse impact on us.”
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as our code of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.
We generally operate without information barriers between our businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, our compliance personnel maintain a list of issuers for which we have access to material, non-public information and for whose securities our funds and investment professionals are not permitted to trade. We could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform will be restricted. See "Item 1A. Risk Factors — Risks Related to Our Businesses — Possession of material, non-public information could prevent Apollo funds from undertaking advantageous transactions; our internal controls could fail; we could determine to establish information barriers."
Competition
The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry and niche basis.
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
Depending on the investment, we expect to face competition in acquisitions primarily from other private equity, credit and real estate funds, specialized funds, hedge fund sponsors, other financial institutions, corporate buyers and other parties. Several of these competitors have significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue transactions or raise capital for their investment funds. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors could well lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit.
Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.
For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Businesses—The investment management business is intensely competitive, which could have a material adverse impact on us.”

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
We depend on Leon Black, Joshua Harris and Marc Rowan, and the loss of their services would have a material adverse effect on us.
The success of our businesses depends on the efforts, judgment and personal reputations of our Managing Partners, Leon Black, Joshua Harris and Marc Rowan. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our Managing Partners is crucial to our success. Subject to the terms of their employment, non-competition and non-solicitation agreements, our Managing Partners may resign, join our competitors or form a competing firm at any time. If our Managing Partners were to join or form a competitor, some of our investors could choose to invest with that competitor, another competitor or not at all, rather than in our funds. The loss of the services of our Managing Partners may have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners. In addition, the loss of two or more of our Managing Partners may result in the termination of our role as general partner of two or more of our funds and the termination of the commitment periods of certain of our funds. See “—If two or more of our Managing Partners or other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under our credit agreement.” Although our Managing Partners have entered into employment, non-competition and non-solicitation agreements, which impose certain restrictions on competition and solicitation of our employees by our Managing Partners if they terminate their employment, a court may not enforce these provisions. See “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Employment, Non-Competition and Non-Solicitation Agreement with Chairman and Chief Executive Officer” for a more detailed description of the terms of the agreement for one of our Managing Partners.

Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which we may have contracted to purchase. Our funds' portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. Similarly, certain of our credit funds rely on the availability of attractive financing for their investments. To the extent that the current credit markets have rendered such financing difficult to obtain or more expensive, this may negatively impact the operating performance of such portfolio companies and lead to lower-yielding investments with respect to such funds and, therefore, the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, a relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
Difficult market conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Global financial markets have experienced considerable volatility in the valuations of equity and debt securities, a contraction in the availability of credit and an increase in the cost of financing. Volatility in the financial markets can materially hinder the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. If market conditions deteriorate, our business could be affected in different ways. In addition, these events and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and leisure, gaming and real estate industries. The performance of our funds and our performance may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.
The financial downturn that began in 2007 adversely affected our operating results in a number of ways, and if the economy were to re-enter a recessionary or inflationary period, it may cause our revenue and results of operations to decline by causing:

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
Lower investment returns and such material reductions in value may result, among other reasons, because during periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions, our funds and their portfolio companies may have difficulty accessing financial markets, which could make it more difficult or impossible to obtain funding for additional investments and harm our AUM and operating results. Furthermore, such conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our opportunistic and European credit funds and our U.S. performing credit funds. Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets, and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
A decline in the pace of investment in our funds, an increase in the pace of sales of investments in our funds, or an increase in the amount of transaction and advisory fees we share with our fund investors would result in our receiving less revenue from transaction and advisory fees.

The transaction and advisory fees that we earn are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and could make it more difficult for us to raise capital. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments would reduce transaction and advisory fees. In addition, some of our fund investors have requested, and we expect to continue to receive requests from fund investors, that we share with them a larger portion, or all, of the transaction and advisory fees generated by our funds' investments. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn. For example, in Fund VIII we have agreed that 100% of certain transaction and advisory fees will be shared with the investors in the fund through a management fee offset mechanism, whereas the percentage was 68% in Fund VII.

If two or more of our Managing Partners or other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under our credit agreement.

The governing agreements of certain of our funds provide that in the event certain “key persons” (such as two or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to our business, the commitment period will terminate if a certain percentage in interest of the investors do not vote to continue the commitment period. This is true of Fund VI, Fund VII and Fund VIII, on which our near- to medium-term performance will heavily depend. Apollo Credit Opportunity Fund III, L.P. ("COF III"), Apollo European Principal Finance Fund II, L.P. ("EPF II"), Financial Credit Investment II, L.P. ("FCI II") and certain other credit funds have similar provisions. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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
Over the last few years, a large number of institutional investors that invest in alternative assets and have historically invested in our funds experienced negative pressure across their investment portfolios, which may affect our ability to raise capital from them. As a result of the global economic downturn during 2008 and 2009, these institutional investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. Consequently, many of these investors were left with disproportionately outsized remaining commitments to a number of private equity funds, and were restricted from making new commitments to third-party managed private equity funds such as those managed by us. To the extent economic conditions remain volatile or these issues reoccur, we may be unable to raise sufficient amounts of capital to support the investment activities of our future funds.

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

•	Fund VI, Fund VII and Fund VIII are larger private equity funds, and this capital may not be deployed as profitably as other funds;

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. Accordingly, you should realize that the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the risks described elsewhere in this report and risks of the industries and businesses in which a particular fund invests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Historical Investment Performance of Our Funds.”
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
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment advisor from registration or memberships. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our shareholders. Consequently, these regulations often serve to limit our activities. For example, federal bank regulatory agencies have recently issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. To the extent that such guidance limits the amount or cost of financing our funds are able to obtain for transactions, the returns on our funds’ investments may suffer.
Regulatory changes could adversely affect our business. As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the financial markets and the regulatory environment in which we operate both in the United States and outside the United States is particularly likely to be subject to further regulation. There have been active debates both nationally and internationally over the appropriate extent of regulation and oversight in a number of areas which are or may be relevant to us, including private investment funds and their managers and the so-called “shadow banking” sector. Any changes in the regulatory framework applicable to our businesses may impose additional expenses on us, require the attention of senior management or result in limitations in the manner in which our business is conducted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” continues to impose significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. Among other things, the Dodd-Frank Act includes the following provisions that could have an adverse impact on our ability to continue to operate our businesses.

•
The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities that are designated as “systemically important.” Such designation is applicable to companies where material financial distress could pose risk to the financial stability of the United States. On April 3, 2012, the

FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The final rule and interpretive guidance detail a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, total debt outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities of less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and is expected to, evolve over time. While we believe it to be unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

•
The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including certain foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in, sponsoring or having certain other relationships with private equity funds or hedge funds. The Volcker Rule became effective on July 21, 2012. The statute provides banking entities a period of two years to conform their activities and investments to the requirement of the statute, i.e., until July 21, 2014. However, the Federal Reserve is permitted to extend this conformance period, one year at a time, for a total of no more than three additional years. Pursuant to this authority on December 18, 2014, the Federal Reserve extended the conformance period for an additional year, until July 21, 2015. By the expiration of such date, banking entities must have wound down, sold or otherwise conformed their activities investments and relationships to the requirements of the Volcker Rule. In addition, the Dodd-Frank Act includes a special provision to address the difficulty banking entities may experience in conforming investments in a private equity fund that qualifies as an “illiquid fund,” specifically, a fund that as of May 1, 2010 was principally invested in, or was contractually committed to principally invest in, illiquid assets and makes all investments pursuant to, and consistent with, an investment strategy to principally invest in illiquid assets. For such a fund, a banking entity may seek approval for an extended conformance period of up to five years. While there remains substantial uncertainty regarding the availability of extensions and transition period relief, as well as general practical implications under the Volcker Rule, there are likely to be adverse implications on our ability to raise funds from banking organizations as a result of this prohibition.

•
The Dodd-Frank Act requires many private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies. As described elsewhere in this Form 10-K, all of the investment advisers of our investment funds operated in the U.S. are registered as investment advisers with the SEC.

•
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

•
Rules and regulations required under the Dodd-Frank Act have recently begun to become effective and comprehensively regulate the “over the counter” (“OTC”) derivatives markets for the first time. The Dodd-Frank Act imposes mandatory clearing and will impose exchange or swap execution facility trading and margin requirements on many swaps and derivative transactions (including formerly unregulated over-the-counter derivatives). The Commodity Futures Trading Commission (the “CFTC”) currently requires that certain interest rate and credit default index swaps be centrally cleared and the first requirement to execute certain contracts through a swap execution facility is now effective.  Additional standardized swap contracts are expected to be subject to new clearing and execution requirements in the future.  OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible margin requirements mandated by the SEC or the CFTC.  For swaps that are cleared through a clearinghouse, the funds will face the clearinghouse as legal counterparty and will be subject to clearinghouse performance and credit risk.  Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market.  This may increase a fund’s cost in entering into these products and impact a fund’s ability to pursue certain investment strategies.  OTC derivative dealers are also required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations for cleared derivatives, as is currently permitted.  This will increase the OTC derivative dealers’ costs and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possible new or increased fees.

OTC trades not cleared through a registered clearinghouse may not be subject to the protections afforded to participants in cleared swaps (for example, centralized counterparty, customer asset segregation and mandatory margin requirements). The regulators have proposed margin requirements on non-cleared OTC derivatives, but these regulations have not yet been finalized. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” our funds and portfolio companies may not be able to rely on such exemptions.

The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, which will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange or swap execution facility trading and trade reporting requirements may lead to reductions in the liquidity or price transparency of certain swaps and derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies.

Position limits imposed by various regulators, self-regulatory organizations or trading facilities on derivatives may also limit our ability to affect desired trades. Position limits are the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. For example, the CFTC, on November 5, 2013, re-proposed rules that would establish specific limits on positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts. In addition, the Dodd-Frank Act requires the SEC to set position limits on security-based swaps. If such proposed rules are adopted, we may be required to aggregate the positions of our various investment funds and the positions of our funds' portfolio companies. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our operations and profitability.

•
On October 21, 2014, the final rules implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act (the "Risk Retention Rules") were issued.  Except with respect to asset-backed securities transactions that satisfy certain exemptions, the Risk Retention Rules generally require sponsors of asset-backed securities transactions to retain not less than 5% of the credit risk of the assets collateralizing asset-backed securities. The Risk Retention Rules will become effective beginning on December 24, 2016 with respect to asset-backed securities collateralized by assets other than residential mortgages (and December 24, 2015 for asset-backed securities collateralized by residential mortgages).  The new mandatory risk retention requirement for CLOs may result in us having to invest money in CLOs that we manage after the effective date of the Risk Retention Rules (including, potentially, in existing CLOs that are refinanced or as to which certain other material events occur after such effective date) that would otherwise be available for other uses.  While the impact of the Risk Retention Rules on the loan securitization market and the leveraged loan market generally are uncertain, the Risk Retention Rules may impact our ability or desire to manage CLOs in the future.

•
The Dodd-Frank Act requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the clawback of related incentive compensation from current and former executive officers.

•
The Dodd-Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. We expect that these provisions will result in a significant increase in whistleblower claims across our industry, and investigating such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.
Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC, the Federal Reserve and the SEC.
In June 2010, the SEC adopted a “pay-to-play” rule that restricts politically active investment advisors from managing state pension funds. The rule prohibits, among other things, a covered investment advisor from receiving compensation for advisory services provided to a government entity (such as a state pension fund) for a two-year period after the advisor, certain covered employees of the advisor or any covered political action committee controlled by the advisor or its employees makes a political contribution to certain government officials. In addition, a covered investment advisor is prohibited from engaging in political fundraising activities for certain elected officials or candidates in jurisdictions where such advisor is providing or seeking governmental business. This rule complicates and increases the compliance burden for our investment advisors. It will be imperative for a covered investment advisor to adopt an effective compliance program in light of the substantial penalties associated with the rule.
It is impossible to determine the full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Exemptions from Certain Laws. We regularly rely on exemptions from various requirements of law or regulation, including the Securities Act, the Exchange Act, the Investment Company Act, CFTC regulations, the Commodity Exchange Act of 1936, as amended, and the Employment Retirement Income Security Act of 1974, as amended in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. For example, in raising new funds, we typically rely on private placement exemptions from registration under the Securities Act, including Regulation D, which was recently amended to prohibit issuers (including our funds) from relying on certain of the exemptions from registration if the fund or any of its "covered persons" (including certain officers and directors, but also including certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the fund) has been the subject of a "disqualifying event," or constitutes a "bad actor," which can result from a variety of criminal, regulatory and civil matters. If any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially adversely affect our business, financial condition and results of operations. In addition, if certain of our employees or any potential significant fund investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, or make it more difficult to raise new funds. If for any reason any of these exemptions were to become unavailable to us, we could become subject to regulatory action, third-party claims or be required to register under certain regulatory regimes, and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure—If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares.”
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
Certain of the funds and accounts we manage that engage in originating, lending and/or servicing loans, may be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. These funds and accounts may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau. These state and federal regulatory programs are designed to protect borrowers.

State and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. Failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of Apollo’s funds and accounts and ultimately on Apollo.
Portfolio Company Regulatory Environment. The regulatory environment in which our funds' portfolio companies operate may affect our business. For example, certain of our funds may invest in the natural resources industry where environmental laws, regulations and regulatory initiatives play a significant role and can have a substantial effect on investments in the industry. See for additional examples "—Insurance Regulation" and "—We are a holding company subject to the jurisdiction of the Federal Energy Regulatory Commission (the "FERC"). An acquirer of our Class A shares may be required to obtain prior approval from the FERC and make other filings with FERC." Additionally, we or certain of our investment funds potentially could be held liable under ERISA for the pension obligations of one or more of our funds' portfolio companies if we or the investment fund were determined to be engaged in a "trade or business" and deemed part of the same "controlled group" as the portfolio company, and the pension obligations of any particular portfolio company could be material. In a 2013 decision of a federal appellate court (Sun Capital Partners III LP v. New England Teamsters & Trucking Indus. Pension Fund), a private equity fund was held to be engaged in a "trade or business" under ERISA. In addition, regulators may scrutinize, investigate or take action against us as a result of actions or inactions by portfolio companies operating in a regulated industry if such a regulator were to deem, or potentially deem, such portfolio company to be under our control.  For example, based on positions taken by European governmental authorities, we or certain of our investment funds potentially could be liable for fines if portfolio companies deemed to be under our control are found to have violated European antitrust laws. Such potential, or future, liability may materially affect our business.
Future Regulation. We may be adversely affected as a result of new or revised legislation or regulations imposed in the U.S. or elsewhere. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines or other sanctions if any of our funds are deemed to have violated any regulations.
We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules. New laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business and divert significant management and operational resources and attention from our business.
Apollo provides investment management services through registered investment advisors. Investment advisors are subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment advisor under the Investment Advisers Act. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority, which replaced the Financial Services Authority as of April 1, 2013. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by regulatory regimes to which we are subject, including the Investment Advisers Act, could result in investigations, sanctions and reputational damage.
In November 2010, the European Parliament adopted the Directive on Alternative Investment Fund Managers, or the “AIFM,” which was required to be implemented in the national laws of the European Union (“EU”) member states by July 22, 2013. The AIFM is also likely to be implemented in the countries which form part of the European Economic Area (the “EEA”). The AIFM imposes significant new regulatory requirements on investment managers operating within the EEA, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing, and rules on the structure of remuneration for certain personnel. Alternative investment funds organized outside of the EU in which interests are marketed within the EEA are now subject to significant conditions on their operations. In the immediate future, such funds may be marketed only in certain EEA jurisdictions and in compliance with requirements to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed, for example in Germany, marketing of a non-EEA fund now also requires the appointment of one or more depositaries (with cost implications for the fund). In the longer term (late 2015 at the earliest) non-EEA managers of non-EEA funds may be able to register under the AIFM. Where Apollo registers under the AIFM, Apollo will have more freedom to promote relevant funds in the EEA, although this will be subject to full compliance with all the requirements of the AIFM, which include (among other things) satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules could potentially impose significant additional costs on the operation of our business or investments in the EEA and could limit our operating flexibility within the relevant jurisdictions.
In July 2012, the European Parliament adopted the Regulation on OTC derivatives, central counterparties and trade repositories, known as “EMIR.” EMIR comes into force in stages and implements requirements similar to, but not the same as, those in Title VII of Dodd Frank, in particular requiring reporting of all derivative transactions, risk mitigation (in particular initial and variation margin) for OTC derivative transactions and central clearing of certain OTC derivative contracts. EMIR has minimal impact on the Apollo funds at present but is likely to apply more fully as additional implementation stages are reached. Compliance with the requirements is likely to increase the burdens and costs of doing business.
In Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. According to the German interest barrier rule, the tax deduction available to a company in respect of a net interest expense (interest expense less interest income) is limited to 30% of its tax earnings before interest, taxes, depreciation and amortization (“EBITDA”). Annual net interest expense that does not exceed the threshold of €3m can be deducted without any limitations for income tax purposes. Interest expense in excess of the interest deduction limitation may be carried forward indefinitely (subject to change in ownership restrictions) and used in future periods against all profits and gains. In respect of a tax group, interest paid by the German tax group entities to non-tax group parties (e.g. interest on bank debt, capex facility and working capital facility debt) will be restricted to 30% of the tax group’s tax EBITDA. However, the interest barrier rule may not apply where German company’s gearing under International Financial Reporting Standards (“IFRS”) accounting principles is at maximum of 2% higher than the overall group’s leverage ratio at the level of the very top level entity which would be subject to IFRS consolidation (the “escape clause test”). This test is failed where any worldwide company of the entire group pays more than 10% of its net interest expense on debt to substantial (i.e. greater than 25%) shareholders, related parties of such shareholders (that are not members of the group) or secured third parties (although security granted by group members should not be harmful). If the group does not apply IFRS accounting principles, EU member countries’ generally accepted accounting principles or generally accepted accounting principles in the United States of America (“U.S. GAAP”) may also be accepted for the purpose of the escape clause test. It should be noted that for trade tax purposes, there is principally a 25% add back on all deductible interest paid or accrued by any German entity after the consideration of a tax exempt amount kEUR 100 which is applied to the sum of all add back amounts. For trade tax purposes interest payments within a German tax group will not be considered. Our businesses are subject to the risk that similar measures might be introduced in other countries in which they currently have investments or plan to invest in the future, or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses. Additionally, the Organization for Economic Co-Operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to "base erosion and profit shifting" by multinational companies. The action plan identified 15 actions the OECD determined are needed to address "base erosion and profit shifting" and generally set target dates for completion of each of the items between 2014 and 2015. Any changes to international tax laws or foreign domestic tax laws, including new definitions of “permanent establishment”, could impact the tax treatment of our foreign earnings and adversely impact the investment returns of our funds.
Insurance Regulation. State insurance departments have broad administrative powers over the insurance business of our insurance company affiliates, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, payment of dividends and distributions to shareholders, review and/or approval of transactions with affiliates and other matters. State regulators regularly review and update these and other requirements.
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. In the United States, the NAIC has promulgated amendments to its insurance holding company system model law and regulations for consideration by the various states that would provide for more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. To date, both Iowa and New York have enacted laws to adopt such amendments. Internationally, the International Association of Insurance Supervisors is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups. The NAIC has also promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. Changes to existing laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.

The Dodd-Frank Act created the Federal Insurance Office (the “FIO”) within the Department of Treasury headed by a Director appointed by the Treasury Secretary. The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role. In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation and (ii) the U.S. and global reinsurance market. Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
We are a holding company subject to the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”). An acquirer of our Class A shares may be required to obtain prior approval from the FERC and make other filings with the FERC.

We are a holding company subject to the jurisdiction of the FERC as a result of certain of the funds we manage directly or indirectly owning, controlling or holding, with power to vote, 10% or more of the voting securities in a “public-utility company” or a “holding company” of a public-utility company (as those terms are defined in the U.S. Public Utility Holding Company Act of 2005, or “PUHCA”). Absent an exemption to or waiver from the FERC’s regulations implementing PUHCA, we and any affiliate, associate company and subsidiary company (as those terms are defined in PUHCA), would be required to maintain and make available to FERC, such books, accounts, memoranda and other records of transactions as the FERC may deem relevant to electric or natural gas rates subject to the FERC’s jurisdiction.  We have submitted a notification of holding company status and a notification of waiver of the accounting, record retention and reporting requirements to the FERC.  An acquirer of securities representing 10% or more of the total voting power of Apollo Global Management, LLC likewise would be required to submit similar filings to the FERC under PUHCA.

We are a holding company with subsidiaries that are the general partner and manager of certain funds that have an investment in entities that are “public utilities” (as defined in the Federal Power Act (the “FPA”)) and, therefore, subject to FERC’s jurisdiction under the FPA.  An acquirer of our Class A shares that (i) is, or is affiliated with, a “holding company” of a public-utility company, or (ii) is itself a public utility under the FPA, may have its own independent obligation to obtain prior approval from, or make other filings with, FERC with respect to an acquisition of 10% or more of the total voting power of Apollo Global Management, LLC.

Our revenue, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A shares to decline.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that carried interest from our private equity funds and certain of our credit and real estate funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of our larger funds (e.g., Fund VIII), changes in the value of which may result in fluctuations in our results. In addition, carried interest income from our private equity funds and certain of our credit and real estate funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative carried interest on individual portfolio investments in excess of the amount of carried interest it would be entitled to from the profits calculated for all portfolio investments in the aggregate. See “—Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us and would adversely affect our ability to raise capital for future funds.” Such variability may lead to volatility in the trading price of our Class A shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A shares or increased volatility in our Class A share price generally.
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
The investment management business is intensely competitive, which could have a material adverse impact on us.
The investment management business is intensely competitive. We face competition both in the pursuit of outside investors for our funds and in acquiring investments in attractive portfolio companies and making other investments. It is possible that it will become increasingly difficult for our funds to raise capital as funds compete for investments from a limited number of qualified investors. As a result of the global economic downturn during 2008 and 2009 and generally poor returns in alternative asset investment businesses during the crisis, institutional investors suffered from decreasing returns, liquidity pressure, increased volatility and difficulty maintaining targeted asset allocations, and a significant number of investors materially decreased or temporarily stopped making new fund investments during this period. As the economy continues to recover, such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our industry. Even if such investors continue to invest at historic levels, they may seek to negotiate reduced fee structures or other modifications to fund structures as a condition to investing.
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

•
there are relatively few barriers to entry to our businesses, implementing an integrated platform similar to ours or the strategies that we deploy at our funds, such as distressed investing, which we believe are our competitive strengths, except that our competitors would need to hire professionals with the investment expertise or grow it internally; and

•	other industry participants continuously seek to recruit our investment professionals away from us.
These and other factors could reduce our earnings and revenues and have a material adverse effect on our businesses. In addition, if we are forced to compete with other alternative investment managers on the basis of price, we may not be able to maintain our current management fee and incentive income structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees or incentive income relative to those of our competitors. However, there is a risk that fees and incentive income in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or incentive income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.
Our ability to retain our investment professionals is critical to our success and our ability to grow depends on our ability to attract additional key personnel.
Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Legislation has been proposed in the U.S. Congress to treat portions of carried interest as ordinary income rather than as capital gain for U.S. Federal income tax purposes. Because we compensate our investment professionals in large part by giving them an equity interest in our business or a right to receive carried interest, such legislation could adversely affect our ability to recruit, retain and motivate our current and future investment professionals. See “—Risks Related to Taxation—Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Many of our investment professionals are also entitled to receive carried interest or incentive income, and fluctuations in the distributions generated from such sources could also impair our ability to attract and retain qualified personnel. The loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability.
We strive to maintain a work environment that promotes our culture of collaboration, motivation and alignment of interests with our fund investors and shareholders. If we do not continue to develop and implement effective processes and tools to manage growth and reinforce this vision, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

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
We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. Because we have not yet identified these potential new investment strategies, geographic markets or businesses, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from our attempted expansion. We also do not know how long it may take for us to expand, if we do so at all. We have also entered into strategic partnerships and separately managed accounts, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. We have total discretion, at the direction of our manager, without needing to seek approval from our board of directors or shareholders, to enter into new investment strategies, geographic markets and businesses, other than expansions involving transactions with affiliates which may require board approval.
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
Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance certain of our fund investments often includes high-yield debt securities. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all. For example, the dislocation in the credit markets which we believe began in July 2007 and the record backlog of supply in the debt markets resulting from such dislocation materially affected the ability and willingness of banks to underwrite new high-yield debt securities until relatively recently. The availability of debt facilities may be further limited following guidance issued to banks in March 2013 by the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. relating to loans to highly leveraged companies, and reported recent statements by the Federal Reserve and Office of the Comptroller of the Currency reaffirming their position on such loans.
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
As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, many investments consummated by private equity sponsors during 2005, 2006 and 2007 that utilized significant amounts of leverage subsequently experienced severe economic stress and in certain cases defaulted on their debt obligations due to a decrease in revenues and cash flow precipitated by the economic downturn.
When certain of our funds’ existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance these funds’ existing portfolio investments came due, these funds could be materially and adversely affected.
Our credit funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. The credit funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost-and the timing and magnitude of such losses may be accelerated or exacerbated-in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.
In addition, as a business development company under the Investment Company Act, AINV is permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Further, AFT and AIF, as registered investment companies, are permitted to (i) issue preferred shares in amounts such that their respective asset coverage equals at least 200% after issuance and (ii) to incur indebtedness, including through the issuance of debt securities, so long as immediately thereafter the fund will have an asset coverage of at least 300% after issuance. The ability of each of AFT, AIF and AINV to pay dividends will be restricted if its asset coverage ratio falls below 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States of America to International Financial Reporting Standards may strain our resources and increase our annual expenses.
As a public entity, the SEC may require in the future that we report our financial results under IFRS, instead of under U.S. GAAP. IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board, or “IASB,” and are more focused on objectives and principles and less reliant on detailed rules than U.S. GAAP. Today, there remain significant and material differences in several key areas between U.S. GAAP and IFRS which would affect Apollo. Additionally, U.S. GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects and operations of Apollo, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.

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
Finally, we rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. Any interruption or deterioration in the performance of these third parties could impair the quality of the funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.
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
Our funds' portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.
We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit fund investors to request liquidation of investments in our funds on short notice.
The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for certain of our funds which have independent boards of directors.
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the shareholders and the majority of the independent members of such fund’s board of directors and, as required by law. Each investment management agreement for such funds can also be terminated by the majority of the shareholders. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. Currently, AFT and AIF, management investment companies under the Investment Company Act, and AINV, a management investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act.
The governing documents of certain of our funds provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund, which would cause management fees and incentive income to terminate. Our ability to realize incentive income from such funds also would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. We do not know whether, and under what circumstances, the investors in our funds are likely to exercise such right.
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
We have senior notes outstanding and loans outstanding and an undrawn revolving credit facility under the 2013 AMH Credit Facilities described in note 14 to our consolidated financial statements. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed above under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, if any, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.
As these borrowings, notes and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing new notes, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand or cash from the sale of our assets. We could have difficulty entering into new facilities, issuing new notes or issuing equity in the future on attractive terms, or at all.
We are subject to third-party litigation that could result in significant liabilities and reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.
In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from third-party allegations that we (i) improperly exercised control or influence over companies in which our funds have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Apollo employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In addition, our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity would be materially adversely affected.
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
If any civil or criminal lawsuits brought against us were to result in a finding of substantial legal liability or culpability, the lawsuit could, in addition to any financial damage, cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses. See “Item 3. Legal Proceedings.”
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

Employee misconduct could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm. Fraud and other deceptive practices or other misconduct at our portfolio companies could similarly subject us to liability and reputational damage and also harm our performance.
Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential fund investors and third parties with whom we do business. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry. There is a risk that our employees could engage in misconduct that adversely affects our businesses. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or the employees of our portfolio companies, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our businesses.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the U.S. Foreign Corrupt Practices Act (“FCPA”). In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anticorruption laws or anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and/or financial position.
In addition, we could also be adversely affected if there is misconduct by individuals associated with portfolio companies in which our funds invest. For example, failures by personnel, or individuals acting on behalf, of our funds’ portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. There are a number of grounds upon which such misconduct at a portfolio company could subject us to criminal and/or civil liability, including on the basis of actual knowledge, willful blindness, or control person liability. Such misconduct might also undermine our funds' due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.
Underwriting activities expose us to risks.
Apollo Global Securities, LLC, a subsidiary of ours, may act as an underwriter in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.
AGS primarily provides these services for our funds’ portfolio companies. The relationship between the managers of our funds, their affiliates and AGS may give rise to conflicts of interest between the managers of the funds and the funds with respect to whom AGS provides services or the funds who have an interest in any portfolio companies or investment vehicles to whom AGS provides services.
While AGS’s services are primarily provided to our funds, it is possible that in the future, AGS may also provide services (including financing, capital market and advisory services) to third parties, including third parties that are our competitors or one or more of their affiliates or any portfolio companies. In the event that AGS provides services to third parties, it may not take into consideration the interests of relevant funds or portfolio companies.
The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment.
Before making investments in private equity and other fund investments, including real estate investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.
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
While diversification is generally an objective of our funds, we cannot give assurance as to the degree of diversification that will actually be achieved in any fund investments. Because a significant portion of a fund’s capital may be invested in a single investment or portfolio company, a loss with respect to such an investment or portfolio company could have a significant adverse impact on such fund’s capital. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund’s performance and therefore our financial condition and results of operations.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which may involve foreign exchange, political, social, economic and tax uncertainties and risks.
Some of our funds invest all or a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, including Germany, China, India, Australia, Russia, and Singapore. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.
Restrictions imposed or actions taken by foreign governments may adversely impact the value of our fund investments. Such restrictions or actions could include exchange controls, seizure or nationalization of foreign deposits or other assets and adoption of other governmental restrictions that adversely affect the prices of securities or the ability to repatriate profits on investments or the capital invested itself. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. Our fund investments could also expose us to risks associated with trade and economic sanctions prohibitions or other restrictions imposed by the United States or other governments or organizations, including the United Nations, the European Union and its member countries, such as the sanctions against certain Russian entities and individuals. While our funds will take these factors into consideration in making investment decisions, including when hedging positions, our funds may not be able to fully avoid these risks or generate sufficient risk-adjusted returns.
In addition, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. For example, certain countries such as Australia, Canada, China, and India, where our funds have made investments, have sought to tax investment gains (including those from real estate) derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those countries. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. In addition, the tax authorities in certain countries have sought to deny the benefits of income tax treaties for withholding taxes on interest and dividends of nonresident entities, if the entity is not the beneficial owner of the income but rather a mere conduit company inserted primarily to assess treaty benefits. With respect to India, in 2012 the Supreme Court of India held in favor of a taxpayer finding that the sale of a foreign company that indirectly held Indian assets was not subject to Indian tax. However, the tax laws were amended in 2012 to subject such gains to Indian tax with retroactive effect. Further, a general anti-avoidance rule was also introduced that would provide a basis for the tax authorities to subject other sales and investments through intermediate holding jurisdictions such as Mauritius to Indian tax. While such rule is effective for tax years beginning on or after April 1, 2015, concerns have been raised with respect to these new rules including their retroactive effect in certain circumstances. Indian taxation of the capital gains of a foreign investor, upon a direct or indirect sale of an Indian company, therefore remains uncertain.
Third-party investors in our funds will have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in some of our credit funds may redeem their investments in such funds at any time after an initial holding period. These events would lead to a decrease in our revenues, which could be substantial.
The governing agreements of certain of our funds allow the limited partners of those funds to (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our Managing Partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain key persons engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Each of Fund VI, Fund VII and Fund VIII, on which our near- to medium-term performance will heavily depend, include a number of such provisions. COF III, EPF II and certain other credit funds have similar provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that had historically been consolidated in our financial statements, we amended the governing documents of those funds to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
Investors in some of our credit funds may also generally redeem their investments on an annual, semiannual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). Fund investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation and departures or changes in responsibilities of key investment professionals. In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in these funds could have a material adverse effect on our businesses, revenues, net income and cash flows.
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
Our financial projections for portfolio companies and other fund investments could prove inaccurate.
Our funds generally establish the capital structure of portfolio companies and certain other fund investments, including real estate investments, on the basis of financial projections for such investments. These projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections we used to establish a given investment's capital structure. Because of the leverage we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in such investments. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.
Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest.
Our performance and the performance of our private equity funds is significantly affected by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. Over the last few years, the credit crisis has caused significant fluctuations in the value of securities held by our funds and the global economic recession had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we manage. Although the U.S. economy has improved, there remain many obstacles to continued growth in the economy such as high unemployment, global geopolitical events, risks of inflation and high deficit levels for governmental agencies in the U.S. and abroad. These factors and other general economic trends are likely to impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and leisure, gaming and real estate industries. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of our portfolio companies in the packaging, manufacturing, chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world.
The performance of our investments in the commodities markets is also subject to a high degree of business and market risk, as it is substantially dependent upon prevailing prices of oil and natural gas. Certain of our funds have investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including: the volatility of oil and natural gas prices; the use of new technologies; reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data; and encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments in the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not protect our investments.
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
In respect of real estate, even though the U.S. residential real estate market has recently shown some signs of stabilizing from a lengthy and deep downturn, various factors could halt or limit a recovery in the housing market and have an adverse effect on the performance of certain of our funds’ investments, including, but not limited to, continued high unemployment, a low level of consumer confidence in the economy and/or the residential real estate market and rising mortgage interest rates.
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

Fraud and other deceptive practices could harm fund performance.
Instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which an Apollo fund invests may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund’s investments. Fraud or other deceptive practices by our own employees or advisors could have a similar effect. In addition, when discovered, financial fraud may contribute to overall market volatility that can negatively impact an Apollo fund’s investment program. As a result, instances of bribery, fraud and other deceptive practices could result in fund performance that is poorer than expected.
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
In order to manage possible risks resulting from our decision not to implement information barriers, our compliance personnel maintain a list of restricted securities as to which we have access to material, non-public information and in which our funds and investment professionals are not permitted to trade. This internal control relating to the management of material non-public information could fail with the result that we, or one of our investment professionals, might trade when at least constructively in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and as a consequence, negatively impact our financial condition. In addition, we could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event, our ability to operate as an integrated platform would be restricted. The establishment of such information barriers might also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which could adversely affect our business.
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
Regulations governing AFT's and AIF’s operation affect their ability to raise, and the way in which they raise, additional capital.

As registered investment companies under the Investment Company Act, each of AFT and AIF may issue debt securities or preferred stock and borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, each of AFT and AIF is permitted to (i) issue preferred shares in amounts such that their respective asset coverage equals at least 200% after issuance and (ii) to incur indebtedness, including through the issuance of debt securities, so long as immediately thereafter the fund will have an asset coverage of at least 300% after issuance. If the value of its assets declines, such fund may be unable to satisfy this test. If that happens, such fund may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Further, each of AFT and AIF may raise capital by issuing common shares, however, the offering price per common share must equal or exceed the net asset value per share, exclusive of any underwriting commissions or discounts, of our shares.
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
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2014, we had

163,046,554 Class A shares outstanding. The Class A shares reserved under our equity incentive plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2014, 38,090,824 Class A shares remained available for future grant under our equity incentive plan. In addition, Holdings may at any time exchange its AOG Units for up to 222,680,477 Class A shares on behalf of our Managing Partners and Contributing Partners subject to the Amended and Restated Exchange Agreement. See "Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Exchange Agreement." We may also elect to sell additional Class A shares in one or more future primary offerings.
Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 57.7% of the AOG Units as of December 31, 2014. Subject to certain procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right, upon 60 days’ notice prior to a designated quarterly date, to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.
Our Managing Partners and Contributing Partners (through Holdings) have the ability to cause us to register the Class A shares they acquire upon exchange of their AOG Units, as was done in connection with the Company's Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions—Managing Partner Shareholders Agreement— Registration Rights.”
The Strategic Investors have the ability to cause us to register any of their non-voting Class A shares, as was done in connection with the Company's Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions—Lenders Rights Agreement.”
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
Our Managing Partners, through their ownership of BRH, beneficially own the Class B share that we have issued to BRH. The Managing Partners interests in such Class B share represented 65.4% of the total combined voting power of our shares entitled to vote as of December 31, 2014. As a result, they are able to exercise control over all matters requiring the approval of shareholders and are able to prevent a change in control of our company. In addition, our operating agreement provides that so long as the Apollo control condition (as described in “Item 10. Directors, Executive Officers and Corporate Governance—Our Manager”) is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities. The control of our manager will make it more difficult for a potential acquirer to assume control of our Company. Other provisions in our operating agreement may also make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of

Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our Managing Partners’ control over our Company, the control exercised by our manager as well as provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.
We are a Delaware limited liability company, and there are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (DGCL) in a manner that may be less protective of the interests of our Class A shareholders.
Our operating agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. However, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can indemnify directors and officers for acts or omissions only if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our Class A shareholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.
Awards of our Class A shares may increase shareholder dilution and reduce profitability.
We grant Class A restricted share units to our investment professionals, both when hired and as a portion of the discretionary annual compensation they may receive. In 2014 we also began to require that a portion of the incentive income distributions payable by the general partners of certain of the funds we manage be used by the recipients of those distributions to purchase restricted Class A shares issued under our equity incentive plan. While this practice promotes alignment with shareholders and encourages investment professionals to maximize the success of the Company as a whole, these equity awards, if fulfilled by issuances of new shares by us rather than by open market purchases (which do not cause any dilution), personnel-related shareholder dilution may increase. In addition, volatility in the price of our Class A shares could adversely affect our ability to attract and retain our investment professionals. To recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.

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
The U.S. Congress, the IRS and the U.S. Treasury Department have over the past several years examined the U.S. Federal income tax treatment of private equity funds, hedge funds and other kinds of investment partnerships. The present U.S. Federal income tax treatment of a holder of Class A shares and/or our own taxation may be adversely affected by any new legislation, new regulations or revised interpretations of existing tax law that arise as a result of such examinations. In May 2010, the U.S. House of Representatives passed legislation (the “May 2010 House Bill”) that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. The interests of Class A shareholders and our interests in the Apollo Operating Group that are entitled to receive carried interest may be classified as ISPIs for purposes of this legislation. The United States Senate considered, but did not pass, similar legislation. On February 14, 2012, Representative Levin introduced similar legislation (the “2012 Levin Bill”) that would tax carried interest at ordinary income rates (which would be higher than the proposed blended rate in the May 2010 House Bill). It is unclear whether or when the U.S. Congress will pass such legislation or what provisions would be included in any legislation, if enacted.
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
On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, now treated as capital gains, including gain on disposition of interests attributable to an ISPI, at rates higher than the capital gains rate applicable to such income under current law, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of carried interest. In its published revenue proposal for 2015, the Obama administration proposed that the current law regarding treatment of carried interest be changed to subject such income to ordinary income tax. The Obama administration's published revenue proposals for 2010, 2011, 2012, 2013 and 2014 contained similar proposals.
States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York has periodically considered legislation under which non-residents of New York could be subject to New York state income tax on income in respect of our Class A shares as a result of certain activities of our affiliates in New York, although it is unclear when or whether such legislation would be enacted.
On February 22, 2012, the Obama administration announced its framework of key elements to change the U.S. Federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation could provide, when it would be proposed, or its prospects for enactment. Several parts of the framework, if enacted, could adversely affect us. First, the framework could reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also limit our ability to finance new transactions and increase the effective cost of financing by companies in which we invest, which could reduce the value of our carried interest in respect of such companies. The framework also suggests that some entities currently treated as partnerships for tax purposes could be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. The framework reiterates President Obama's support for treatment of carried interest as ordinary income, as provided for again in the President's revenue proposal for 2015, but the ultimate consequences of tax reform legislation, if any, are presently not known.
Our shareholders do not elect our manager or vote and have limited ability to influence decisions regarding our businesses.
So long as the Apollo control condition is satisfied, our manager, AGM Management, LLC, which is owned and controlled by our Managing Partners, will manage all of our operations and activities. AGM Management, LLC is managed by BRH, a Cayman entity owned by our Managing Partners and managed by an executive committee composed of our Managing Partners. Our shareholders do not elect our manager, its manager or its manager’s executive committee and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our businesses and therefore limited ability to influence decisions regarding our businesses. Furthermore, if our shareholders are dissatisfied with the performance of our manager, they will have little ability to remove our manager. As discussed below, the Managing Partners collectively had 65.4% of the voting power of Apollo Global Management, LLC as of December 31, 2014. Therefore, they have the ability to control any shareholder vote that occurs, including any vote regarding the removal of our manager.
Our board of directors has no authority over our operations other than that which our manager has chosen to delegate to it.
For so long as the Apollo control condition is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities, and our board of directors has no authority other than that which our manager chooses to delegate to it. In the event that the Apollo control condition is not satisfied, our board of directors will manage all of our operations and activities.
For so long as the Apollo control condition is satisfied, our manager (i) nominates and elects all directors to our board of directors, (ii) sets the number of directors of our board of directors and (iii) fills any vacancies on our board of directors. After the Apollo control condition is no longer satisfied, each of our directors will be elected by the vote of a plurality of our shares entitled to vote, voting as a single class, to serve until his or her successor is duly elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal.

Control by our Managing Partners of the combined voting power of our shares and holding their economic interests through the Apollo Operating Group may give rise to conflicts of interests.
Our Managing Partners controlled 65.4% of the combined voting power of our shares entitled to vote as of December 31, 2014. Accordingly, our Managing Partners have the ability to control our management and affairs to the extent not controlled by our manager. In addition, they are able to determine the outcome of all matters requiring shareholder approval (such as a proposed sale of all or substantially of our assets, the approval of a merger or consolidation involving the company, and an election by our manager to dissolve the company) and are able to cause or prevent a change of control of our company and could preclude any unsolicited acquisition of our company. The control of voting power by our Managing Partners could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.
In addition, our Managing Partners and Contributing Partners, through their partnership interests in Holdings, are entitled to 57.7% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2014. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares. For example, our Managing Partners and Contributing Partners may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Tax Receivable Agreement.” In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.
We qualify for, and rely on, exceptions from certain corporate governance and other requirements under the rules of the NYSE.
We qualify for exceptions from certain corporate governance and other requirements under the rules of the NYSE. Pursuant to these exceptions, we may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. In addition, we are not required to hold annual meetings of our shareholders. Pursuant to the exceptions available to a controlled company under the rules of the NYSE, we have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Although we currently have a board of directors comprised of a majority of independent directors, we plan to continue to avail ourselves of these exceptions. Accordingly, you will not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.
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

•
Because our Managing Partners and Contributing Partners hold their AOG Units through entities that are not subject to corporate income taxation and Apollo Global Management, LLC holds the AOG Units in part through a wholly-owned subsidiary that is subject to corporate income taxation, conflicts may arise between our Managing Partners and Contributing Partners, on the one hand, and Apollo Global Management, LLC, on the other hand, relating to the selection, structuring, and disposition of investments. For example, the earlier taxable disposition of assets following an exchange transaction by a Managing Partner or Contributing

Partner may accelerate payments under the tax receivable agreement and increase the present value of such payments, and the taxable disposition of assets before an exchange or transaction by a Managing Partner or Contributing Partner may increase the tax liability of a Managing Partner or Contributing Partner without giving rise to any rights to such Managing Partner or Contributing Partner to receive payments under the tax receivable agreement.

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
Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our manager and limit remedies available to shareholders for actions that might otherwise constitute a breach of duty. It would be difficult for a shareholder to challenge a resolution of a conflict of interest by our manager or by its conflicts committee.
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
The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and our shareholders would have recourse and be able to seek remedies against our manager only if our manager breaches its obligations pursuant to our operating agreement. Unless our manager breaches its obligations pursuant to our operating agreement, we and our unitholders would not have any recourse against our manager even if our manager were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our operating agreement, our operating agreement provides that our manager and its officers and directors would not be liable to us or our shareholders for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the manager or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the shareholders because they restrict the remedies available to them for actions that without those limitations might constitute breaches of duty, including fiduciary duties.
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
As a holding company, our ability to pay distributions will be subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A shareholders. Accordingly, we expect to cause the Apollo Operating Group to make distributions to its unitholders (Holdings, which is 100% owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the three intermediate holding companies, which are 100% owned by us), pro rata in an amount sufficient to enable us to pay such distributions to our Class A shareholders; however, such distributions may not be made. In addition, our manager can reduce or eliminate our dividend at any time, in its discretion. The Apollo Operating Group may make periodic distributions to its unitholders in amounts sufficient to cover hypothetical income tax obligations attributable to allocations of taxable income resulting from their ownership interest in the various limited partnerships making up the Apollo Operating Group, subject to compliance with any financial covenants or other obligations. By paying that cash distribution rather than investing that cash in our business, we might risk slowing the pace of our growth or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
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
As a result of unrealized built-in gain attributable to the value of our assets held by the Apollo Operating Group entities at the time of the Private Offering Transactions, upon the sale, refinancing or disposition of the assets owned by the Apollo Operating Group entities, our Managing Partners and Contributing Partners may incur different and greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the Managing Partners and Contributing Partners upon a realization event. As the Managing Partners and Contributing Partners will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets with unrealized built-in gains may also influence the timing and amount of payments that are received by an exchanging or selling founder or partner under the tax receivable agreement. All other factors being equal, earlier disposition of assets with unrealized built-in gains following such exchange will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets with unrealized built-in gains before an exchange will increase a Managing Partner’s or Contributing Partner’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by our Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
We are required to pay our Managing Partners and Contributing Partners for most of the actual tax benefits we realize as a result of the tax basis step-up we receive in connection with our acquisitions of units from our Managing Partners and Contributing Partners.
Subject to certain restrictions, each Managing Partner and Contributing Partner has the right to exchange the AOG Units that he holds through his partnership interest in Holdings for our Class A shares in a taxable transaction. These exchanges, as well as our acquisitions of units from our Managing Partners or Contributing Partners, may result in increases in the tax basis of the intangible assets of the Apollo Operating Group that otherwise would not have been available. Any such increases may reduce the amount of tax that APO Corp. (“APO Corp.”), a wholly owned subsidiary of Apollo Global Management, LLC, would otherwise be required to pay in the future.
We have entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by APO Corp., to our Managing Partners and Contributing Partners of 85% of the amount of actual tax savings, if any, that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. In April 2014 and April 2013, the Apollo Operating Group made a distribution of $32.0 million and $30.4 million, respectively, to APO Corp. and APO Corp. made a payment to satisfy the liability under the tax receivable agreement to the Managing Partners and Contributing Partners from a realized tax benefit for the tax years 2012 and 2011. Future payments that APO Corp. may make to our Managing Partners and Contributing Partners could be material in amount. In the event that any other of our current or future U.S. subsidiaries become taxable as corporations and acquire AOG Units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, we expect, and have agreed that, each U.S corporation will become subject to a tax receivable agreement with substantially similar terms.
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
In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, APO Corp.’s (or its successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. See “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Tax Receivable Agreement.”
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
Under current law, so long as we are not required to register as an investment company under the Investment Company Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code on a continuing basis, we will be treated, for U.S. Federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. You may be subject to U.S. Federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit for each of our taxable years ending with or within your taxable year, regardless of whether or not you receive cash distributions from us. Accordingly, you may be required to make tax payments in connection with your ownership of Class A shares that significantly exceed your cash distributions in any specific year.
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
Current law may change, causing us to be treated as a corporation for U.S. Federal or state income tax purposes or otherwise subjecting us to entity level taxation. See "—Risks Related to Our Organization and Structure—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected." Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.
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
Our interests in certain of our businesses are held through entities that are treated as corporations for U.S. Federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.
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
Under the Foreign Account Tax Compliance Act, or FATCA, certain U.S. withholding agents, or USWAs, foreign financial institutions, or FFIs, and non-financial foreign entities, or NFFEs, are required to report information about offshore accounts and investments to the U.S. or their local taxing authorities annually. In response to this legislation, various foreign governments have entered into Intergovernmental Agreements, or IGAs, with the U.S. Government and some have enacted similar legislation.
In order to meet these regulatory obligations, Apollo will be required to register FFIs with the IRS, evaluate internal FATCA procedures, expand the review of investor Anti-Money Laundering/Know Your Customer and tax forms, evaluate the FATCA offerings by third party administrators and ensure that Apollo is prepared for the new global tax and information reporting requirements created under the U.S. and Non U.S. FATCA regimes.
Further, FATCA as well as Chapters 3 and 61 of the Internal Revenue Code, require Apollo to collect new IRS Tax Forms (W-9 and W-8 series), UK/Cayman Self-Certifications and other supporting documentation from their investors. Apollo will undertake efforts to re-paper their existing investors.
Failure to meet these regulatory requirements could expose Apollo and/or its investors to a punitive withholding tax of 30% on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities), and possibly limit their ability to open bank accounts and secure funding the global capital markets. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.
Federal tax reform efforts will continue which may involve tax uncertainties and risks.
It is anticipated that the U.S. Congress will continue examining proposals that would provide for a comprehensive overhaul of U.S. Federal income tax laws, which could result in sweeping changes to many longstanding tax rules. Reform efforts could result in lower statutory tax rates, but could be offset by tax changes that would result in significant increases in the taxation of financial institutions and products, some of which could adversely affect our business. Examples of these tax reform proposals may include changing the tax treatment of executive compensation, including bonuses, consideration of taxes on derivatives and other financial instruments, and adverse changes to the tax treatment of carried interest. Other changes could eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales, and possibly funding of existing cash value life insurance and deferred annuity products.

Similarly, President Obama’s revenue proposal for 2015 provides for (among other things) (i) increasing the tax rate applicable to long-term capital gains from 20% to 24%, (ii) imposing a 14% transition tax on accumulated foreign earnings, and (iii) imposing a new 19% minimum tax on foreign earnings in future taxable years. At this time, it is difficult for management to predict what the overall impact of future tax reform efforts will have on our funds and our business, but there is the potential for significant changes in U.S. federal laws related to the tax treatment of products and services provided by Apollo and investments made by our funds.
    The President’s revenue proposal for 2015 recommends elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies, and legislation has been introduced in Congress that would implement many of these proposals. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively affect the performance of our funds and in turn our performance.

We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. Federal income tax purposes.
Certain of our investments may be in foreign corporations or may be acquired through foreign subsidiaries that would be classified as corporations for U.S. Federal income tax purposes. Such entities may be passive foreign investment companies, or “PFICs,” or controlled foreign corporations, or “CFCs,” for U.S. Federal income tax purposes. For example, APO (FC), LLC is considered to be a CFC for U.S. Federal income tax purposes. Class A shareholders indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences, including the recognition of taxable income prior to the receipt of cash relating to such income. In addition, gain on the sale of a PFIC or CFC may be taxable at ordinary income tax rates.
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
We will not make investments through taxable U.S. corporations solely for the purpose of limiting unrelated business taxable income ("UBTI") from “debt-financed” property and, thus, an investment in Class A shares will give rise to UBTI to tax-exempt holders of Class A shares. For example, APO Asset Co., LLC will hold interests in entities treated as partnerships, or otherwise subject to tax on a flow-through basis, that will incur indebtedness. Moreover, if the IRS successfully asserts that we are engaged in a trade or business, then additional amounts of income could be treated as UBTI.
We do not intend to make, or cause to be made, an election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of certain of the Apollo Operating Group Partnerships. Thus, a holder of Class A shares could be allocated more taxable income in respect of those Class A shares prior to disposition than if such an election were made.
We did not make and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P. and Apollo Principal Holdings X, L.P. If no such election is made, there will generally be no adjustment for a transferee of Class A shares even if the purchase price of those Class A shares is higher than the Class A shares’ share of the aggregate tax basis of our assets immediately prior to the transfer. In that case, on a sale of an asset, gain allocable to a transferee could include built-in gain allocable to the transferor at the time of the transfer, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

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
As of 2013, individuals, estates and trusts are subject to an additional 3.8% tax on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in us will be included in a holder of the Class A share's “net investment income” subject to this additional tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in New York, Los Angeles, Houston, Bethesda, Chicago, Toronto, London, Singapore, Frankfurt, Mumbai, Hong Kong and Luxembourg. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

ITEM 3.	LEGAL PROCEEDINGS

Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC ("AGM"), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014. On November 13, 2014, plaintiffs and the remaining defendants filed a Joint Status Report Regarding Discovery stating that no discovery has taken place since plaintiffs filed their interlocutory-review motion.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015.  Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’

commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court has stayed this action pending the result in the criminal case against Mr. Villalobos. For these reasons, no estimate of possible loss, if any, can be made at this time.
On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the first lien notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”).  On January 9, 2015, the defendants filed their oppositions to the Motions to Amend.  On January 16, 2015, the Bankruptcy Court denied the Motions to Amend. The Bankruptcy Court gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints. The Indenture Trustees have not yet indicated whether they intend to file additional motions to amend. Accordingly, we are unable at this time to assess a potential risk of loss.  In addition, we do not believe that AGM is a proper defendant in these actions.
On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against AGM and Apollo Management Holdings, L.P. (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC (the “Bank Defendants”). The complaint alleges that AGM and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition by Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants and Bank Defendants filed motions to dismiss the complaint on October 15, 2014.  Rather than respond to the motions, plaintiffs filed an Amended Complaint on November 5, 2014.  The Apollo Defendants and Bank Defendants filed motions to dismiss the Amended Complaint on December 23, 2014.  Plaintiffs filed a motion for leave to conduct jurisdictional discovery on February 2, 2015, and pursuant to the parties' stipulation approved by the court the motion shall be fully briefed on or before March 9, 2015. Plaintiffs must file their opposition to Defendants’ motion to dismiss the Amended Complaint on or before 30 days following either a decision from the Court on Plaintiffs’ motion for jurisdictional discovery or the close of jurisdictional discovery, whichever is later. Because the claims against the Apollo Defendants are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc.’s (“CEOC”) restructuring efforts.  Apollo is not a defendant in these matters.

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bk.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bk.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes issued filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware.

•	On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all CEOC bankruptcy proceedings should take place in the Illinois Bankruptcy Action.

•	Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”). On August 4, 2014, Wilmington Savings Fund Society, FSB

(“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment’s subsidiary, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (an Apollo consultant), in the Delaware Chancery Court. WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions between CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. Defendants filed a motion to dismiss or stay the Trustee Action in favor of the Caesars Action, which was argued on December 5, 2014.

•
Caesars Entertainment Operating Co., et al. v. Appaloosa Investment Ltd. P’ship et al., No. 652392/2014 (N.Y. Sup. Ct.) (the “Caesars Action”). On August 5, 2014, Caesars Entertainment Corporation and Caesars Entertainment’s subsidiary CEOC sued certain institutional CEOC second-lien noteholders and CEOC first-lien noteholder Elliott Management Corporation (“EMC”). On September 15, 2014, an amended complaint was filed adding WSFS as a defendant. The amended complaint asserts claims for (among other things) tortious interference with prospective economic advantage, a declaratory judgment that certain transactions related to CEOC’s restructuring are valid and appropriate and that there has not been a default under the indentures governing the notes. On October 15, 2014, defendants moved to dismiss the complaint, and the motion was fully briefed on December 1, 2014. On January 15, 2015, Caesars Entertainment and CEOC agreed to voluntarily dismiss their claims against EMC without prejudice, and EMC agreed to withdraw its motion to dismiss without prejudice. The remaining parties in the Caesars Action and the parties in the Trustee action described below have agreed to stay discovery pending decision on the respective motions to dismiss.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging similar claims to the Meehancombs Action. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a Trust Indenture Act claim by Meehancombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, which Caesars Entertainment answered on February 12, 2015.

•
UMB Bank v. Caesars Entertainment Corporation, et al., No. 10393 (Del. Ch.) (the “UMB Action.”). On November 25, 2014, UMB Bank, as trustee for certain CEOC notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (an Apollo consultant), in Delaware Chancery Court. The lawsuit alleges claims for actual and constructive fraudulent conveyance and transfer, insider preferences, illegal dividends, breach of contract, intentional interference with contractual relations, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment. The UMB Action seeks appointment of a receiver for CEOC, a constructive trust, and other relief. The UMB Action has been assigned to the same judge overseeing the Trustee Action. Upon filing the complaint, UMB Bank moved to expedite is claim seeking a receiver, on which the court held oral argument on December 17, 2014. On January 15, 2015, the court entered a stipulated order staying the UMB Action as to all parties due to CEOC’s bankruptcy filing.

•
Koskie v. Caesars Acquisition Company, et al., No. A-14-711712-C (Clark Cnty Nev. Dist. Ct.) (the “Koskie Action”). On December 30, 2014, Nicholas Koskie brought a shareholder class action on behalf of shareholders of Caesars Acquisition Company (“CAC”) against CAC, Caesars Entertainment, and members of CAC’s Board of Directors, including Marc Rowan and David Sambur (each an Apollo partner). The lawsuit challenges CAC and Caesars Entertainment’s plan to merge, alleging that the proposed transaction will not give CAC shareholders fair value. Koskie asserts claims for breach of fiduciary duty relating to the director defendants’ interrelationships with the entities involved the proposed transaction.

•
Apollo believes that the claims in the Trustee Action, the UMB Action, the Meehancombs Action, the Danner Action, and the Koskie Action are without merit.  For this reason, and because the claims are in their early stages, and because of pending bankruptcy proceedings involving CEOC, no reasonable estimate of possible loss, if any, can be made at this time.

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement, including by agreeing to an inadequate price, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. Each of the Shareholder Actions further alleges that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs.   On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the transaction closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties have engaged in limited discovery. No defendant has any obligation to answer or otherwise respond to any of the complaints in the consolidated action until the plaintiffs file or designate an operative complaint. Although Apollo cannot predict the ultimate outcome of the above action, it believes that such action is without merit.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplated that discovery would commence in the fall of 2014 and would be substantially completed by May 2015. On January 13, 2015, the court entered a revised scheduling order that contemplated that fact discovery would be completed by March 13, 2015, expert discovery would be completed by June 15, 2015, and a pretrial conference would occur on June 29, 2015. Thereafter, the scheduling order contemplates dispositive motion practice and a trial on the merits of the Appraisal Petitioners’ claims. Although Apollo cannot predict the ultimate outcome of the above actions, Apollo believes that such actions are without merit.
On September 29, 2014, Athlon Energy Inc. (“Athlon”) and Encana Corporation (“Encana”) jointly announced that they had entered into an Agreement and Plan of Merger, dated as of September 27, 2014 (the “Merger Agreement”), pursuant to which a wholly-owned subsidiary of Encana (“Merger Sub”) would commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of Athlon common stock.  Following completion of the Offer, Merger Sub would be merged with and into Athlon (the “Proposed Transaction”).  On October 23, 2014, The City of Cambridge Retirement System filed a putative class action complaint captioned The City of Cambridge Retirement System v. Reeves, et al., C.A. No. 10277-VCG (the “Cambridge

Action”) in the Delaware Court of Chancery naming Merger Sub, AGM and members of Athlon’s board of directors as defendants.  The Cambridge Action alleges, among other things, that members of Athlon’s board of directors breached their fiduciary duties in connection with their consideration and approval of the proposed transaction, and that Encana, Merger Sub and AGM aided and abetted those breaches of fiduciary duty.  On November 3, 2014, the parties to the Cambridge Action and several other similar actions filed in Delaware and Texas state court before the Cambridge Action (none of which named AGM as a defendant (collectively, the “Actions”)), entered into a Memorandum of Understanding to settle the Actions.  On December 19, 2014, the parties to the Actions entered into a formal settlement agreement, and on December 22, 2014, the parties submitted the settlement agreement and accompanying papers to the court for its approval.  Under the terms of the proposed settlement, AGM will not be required to contribute any cash and will be granted full and customary releases.
Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II—OTHER INFORMATION

ITEM 5.	MARKETS FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A shares are traded on the NYSE under the symbol “APO.” Our Class A shares began trading on the NYSE on March 30, 2011.
The number of holders of record of our Class A shares as of February 26, 2015 was 20. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. As of February 26, 2015, there was 1 holder of our Class B share.
The following table sets forth the high and low intra-day sales prices per unit of our Class A shares, for the periods indicated, as reported by the NYSE:

	Sales Price
2014	High	Low
First Quarter	$36.51	$29.91
Second Quarter	32.44	24.06
Third Quarter	28.18	22.41
Fourth Quarter	25.18	20.02

	Sales Price
2013	High	Low
First Quarter	$24.87	$17.72
Second Quarter	28.14	20.86
Third Quarter	29.98	22.61
Fourth Quarter	34.88	28.04

Cash Distribution Policy
With respect to fiscal year 2014, we paid four cash distributions of $1.08, $0.84, $0.46 and $0.73 per Class A share on February 26, 2014, May 30, 2014, August 29, 2014, and November 21, 2014, respectively (aggregating to $3.11 per Class A share), and we have declared an additional cash distribution of $0.86 per Class A share in respect of the fourth quarter of 2014 which will be paid on February 27, 2015 to holders of record of Class A shares at the close of business on February 17, 2015.
With respect to fiscal year 2013, we paid four cash distributions of $1.05, $0.57, $1.32 and $1.01 per Class A share on February 28, 2013, May 30, 2013, August 30, 2013, and November 29, 2013, respectively, aggregating to $3.95 per Class A share.
"Distributable Earnings", or "DE", as well as "DE After Taxes and Related Payables", are derived from our segment reported results, and are supplemental measures to assess performance and amounts available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the affiliated funds. DE, which is a component of Economic Net Income or "ENI", is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo's transaction advisory services agreement with Athene), (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability, (iii) realized carried interest income, and (iv) realized investment income, less (i) compensation expense, excluding the expense related to equity-based awards, (ii) realized profit sharing expense, and (iii) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.
Our current intention is to distribute to our Class A shareholders on a quarterly basis substantially all of our Distributable Earnings attributable to Class A shareholders, in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our Class A shareholders for any ensuing quarter. Because we will not know what our actual available cash flow from operations will be for any year until sometime after the end of such year, our fourth quarter distribution may be adjusted to take into account actual net after-tax cash flow from operations for that year.
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

•
First, we will cause one or more entities in the Apollo Operating Group to make a distribution to all of its partners, including our wholly-owned subsidiaries APO Corp., APO Asset Co., LLC, APO (FC), LLC and APO (FC II), LLC (as applicable), and Holdings, on a pro rata basis;

•
Second, we will cause our intermediate holding companies, APO Corp., APO Asset Co., LLC, APO (FC), LLC and APO (FC II), LLC (as applicable), to distribute to us, from their net after-tax proceeds, amounts equal to the aggregate distribution we have declared; and

•	Third, we will distribute the proceeds received by us to our Class A shareholders on a pro rata basis.
Payments that any of our intermediate holding companies make under the tax receivable agreement will reduce amounts that would otherwise be available for distribution by us on our Class A shares. See note 17 to our consolidated financial statements.
Under Delaware law we are prohibited from making a distribution to the extent that our liabilities, after such distribution, exceed the fair value of our assets. Our operating agreement does not contain any restrictions on our ability to make distributions, except that we may only distribute Class A shares to holders of Class A shares. The debt arrangements, as described in note 14 to our consolidated financial statements, do not contain restrictions on our or our subsidiaries' ability to pay distributions; however, instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries' ability to pay distributions or make other cash distributions to equity holders.
In addition, the Apollo Operating Group’s cash flow from operations may be insufficient to enable it to make tax distributions to its partners, in which case the Apollo Operating Group may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
Our cash distribution policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay distributions according to our cash distribution policy, we may not pay distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended distributions.
As of December 31, 2014, approximately 22.4 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, which are paid in cash.
Securities Authorized for Issuance Under Equity Compensation Plans
See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sale of Equity Securities
On October 9, 2014, November 4, 2014 and November 12, 2014, we issued 711,805, 2,319,139 and 2,950 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $16,912,487, $52,435,733 and $69,178, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

Class A Shares Repurchases in the Fourth Quarter of 2014
No purchases of our Class A shares were made by us or on our behalf in the fourth quarter of the year ended December 31, 2014.

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
The selected historical consolidated statements of operations data of Apollo Global Management, LLC for each of the years ended December 31, 2014, 2013 and 2012 and the selected historical consolidated statements of financial condition data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements which are included in “Item 8. Financial Statements and Supplementary Data.”

We derived the selected historical consolidated statements of operations data of Apollo Global Management, LLC for the years ended December 31, 2011 and 2010 and the selected consolidated statements of financial condition data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements which are not included in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Advisory and transaction fees from affiliates, net	$315,587	$196,562	$149,544	$81,953	$79,782
Management fees from affiliates	850,441	674,634	580,603	487,559	431,096
Carried interest income (loss) from affiliates	394,055	2,862,375	2,129,818	(397,880)	1,599,020
Total Revenues	1,560,083	3,733,571	2,859,965	171,632	2,109,898
Expenses:
Compensation and benefits:
Equity-based compensation	126,320	126,227	598,654	1,149,753	1,118,412
Salary, bonus and benefits	338,049	294,753	274,574	251,095	249,571
Profit sharing expense	276,190	1,173,255	872,133	(60,070)	575,367
Total Compensation and Benefits	740,559	1,594,235	1,745,361	1,340,778	1,943,350
Interest expense	22,393	29,260	37,116	40,850	35,436
Professional fees	82,030	83,407	64,682	59,277	61,919
General, administrative and other	97,663	98,202	87,961	75,558	65,107
Placement fees	15,422	42,424	22,271	3,911	4,258
Occupancy	40,427	39,946	37,218	35,816	23,067
Depreciation and amortization	45,069	54,241	53,236	26,260	24,249
Total Expenses	1,043,563	1,941,715	2,047,845	1,582,450	2,157,386
Other Income:
Net gains (losses) from investment activities	213,243	330,235	288,244	(129,827)	367,871
Net gains (losses) from investment activities of consolidated variable interest entities	22,564	199,742	(71,704)	24,201	48,206
Income from equity method investments	53,856	107,350	110,173	13,923	69,812
Interest income	10,392	12,266	9,693	4,731	1,528
Other income, net	60,592	40,114	1,964,679	205,520	195,032
Total Other Income	360,647	689,707	2,301,085	118,548	682,449
Income (loss) before income tax provision	877,167	2,481,563	3,113,205	(1,292,270)	634,961
Income tax provision	(147,245)	(107,569)	(65,410)	(11,929)	(91,737)
Net Income (Loss)	729,922	2,373,994	3,047,795	(1,304,199)	543,224
Net (income) loss attributable to Non-Controlling Interests(1)(2)	(561,693)	(1,714,603)	(2,736,838)	835,373	(448,607)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$168,229	$659,391	$310,957	$(468,826)	$94,617
Distributions Declared per Class A Share	$3.11	$3.95	$1.35	$0.83	$0.21
Net Income (Loss) Available to Class A Share – Basic	$0.62	$4.06	$2.06	$(4.18)	$0.83
Net Income (Loss) Available to Class A Share –Diluted	$0.62	$4.03	$2.06	$(4.18)	$0.83

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Statement of Financial Condition Data
Total assets	$23,178,837	$22,477,981	$20,636,858	$7,975,873	$6,552,372
Debt (excluding obligations of consolidated variable interest entities)	1,034,014	750,000	737,818	738,516	751,525
Debt obligations of consolidated variable interest entities	14,123,100	12,423,962	11,834,955	3,189,837	1,127,180
Total shareholders’ equity	5,943,461	6,688,722	5,703,383	2,648,321	3,081,419
Total Non-Controlling Interests	4,156,979	4,051,453	3,036,565	1,921,920	2,930,517

(1)
Reflects Non-Controlling Interests attributable to AAA, consolidated variable interest entities and the remaining interests held by certain individuals who receive an allocation of income from certain of our credit management companies.

(2)
Reflects the Non-Controlling Interests in the net (income) loss of the Apollo Operating Group relating to the AOG Units held by our Managing Partners and Contributing Partners which is calculated by applying the ownership percentage of Holdings in the Apollo Operating Group. Holdings' ownership interest in the Apollo Operating Group was impacted by the Company’s initial public offering in April 2011, issuances of Class A shares in settlement of vested RSUs in each of the periods presented, and exchanges of certain AOG Units. See “Item 8. Financial Statements and Supplementary Data” for details of the ownership percentage in Holdings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s consolidated financial statements and the related notes as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled "Item 1A. Risk Factors." The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 24 years and lead a team of 845 employees, including 320 investment professionals, as of December 31, 2014.
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

These business segments are differentiated based on the varying investment strategies. The performance is measured by management on an unconsolidated basis because management makes operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the managed funds.
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
As of December 31, 2014, approximately 96% of our total AUM was in funds with a contractual life at inception of seven years or more, and 45% of our total AUM was considered permanent capital.
As of December 31, 2014, we had total AUM of $159.8 billion across all of our businesses. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2014, Fund VIII had $16.8 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2014, Fund VII had $3.2 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2014. For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Share)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
64.41% of Total Voting Power
88.58% of LP Units
GP
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
Contributing Partners
11.42% of LP Units
AP Professional Holdings, L.P. (56.99% of Apollo Operating Group Units)(4)
35.59% of Total Voting Power
56.99% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(43.01% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
Apollo Asset Co., LLC
APO (FC), LLC
APO (FC II), LLC
APO Corp.
43.01% of the LP units of certain Apollo Operating Group Entities
43.01% of the LP units of certain Apollo Operating Group Entities
43.01% of the LP units of certain Apollo Operating Group Entities
43.01% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Annual Report on Form 10-K.

(1)
The Strategic Investors hold 26.79% of the Class A shares outstanding and 11.53% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 35.59% of the total voting power of our shares entitled to vote and 31.51% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 64.41% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 50.48% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 56.99% of the limited partner interests in each Apollo Operating Group entity ("AOG Units"). The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 50.48% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 6.51% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 43.01% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment
As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the valuation of our funds' portfolio companies and related income we may recognize. In terms of equity markets, in the U.S., the S&P 500 Index rose 4.4% in the fourth quarter of 2014, bringing the full year appreciation to 11.4%. Outside the U.S., global equity markets depreciated in the fourth quarter of 2014. The MSCI All Country World ex USA Index was down 4.2% in the fourth quarter of 2014, bringing the full year depreciation to 6.3%. Importantly, we believe that the generally positive momentum in the U.S. equity markets is conducive for continued equity capital markets activity, including IPOs and secondary offerings of the portfolio companies within our funds.
Conditions in the credit markets also have a significant impact on our business. Credit indices declined in the fourth quarter of 2014, with the BofAML HY Master II Index down 1.1% and the S&P/LSTA Leveraged Loan Index down 0.5%. For the full year, however, the BofAML HY Master II Index was up 2.5% and the S&P/LSTA Leveraged Loan Index was up 1.6%. Benchmark interest rates continued the year's bearish descent in the fourth quarter. The U.S. 10-year Treasury yield finished the quarter down 35 basis points and the year down more than 85 basis points from its starting point to 2.2%. Commodities generally saw price declines for the full year after a particularly weak fourth quarter that was driven by depreciation in oil. The price of crude oil declined approximately 42% during the fourth quarter and 46% for the full year primarily due to oversupply dynamics.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported that real GDP increased at an annual rate of 2.6% in the fourth quarter of 2014 due to increasing consumer spending, despite decreasing government spending, slowing exports, and slowing business investment. For the full year 2014, the BEA reported that real GDP increased at an annual rate of 2.4%. As of January 2015, The International Monetary Fund estimated that the U.S. economy will expand by 3.6% in 2015. Additionally, the U.S. unemployment rate continued to decline and stood at 5.6% as of December 31, 2014, compared to 5.9% as of September 30, 2014, making it the lowest level since July 2008.
Amid the generally favorable backdrop of elevated asset prices and positive equity market momentum, Apollo continued to generate realizations for fund investors. Apollo returned $5.7 billion and $16.4 billion of capital and realized gains to the limited partners of the funds it manages during the fourth quarter of 2014 and full year ended December 31, 2014, respectively. In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment. Apollo reported $1.0 billion and $9.9 billion of new capital raised during the fourth quarter of 2014 and full year ended December 31, 2014, respectively.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. Apollo reported $2.8 billion and $10.0 billion of dollars invested during the fourth quarter of 2014 and full year ended December 31, 2014, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 20 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, natural resources, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
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

ENI has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to restricted share units ("RSUs") granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions, (iv) Non-Controlling Interests (excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies) and (v) non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements as such carried interest income, management fees and other revenues from these consolidated entities are reflected on an unconsolidated basis. Adjustments relating to income tax expense, intangible asset amortization and Non-Controlling Interests are common in the calculation of supplemental measures of performance in our industry. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.
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

(i)
the fair value of the investments of the private equity funds, partnerships and accounts we manage plus the capital which such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

(ii)
the net asset value ("NAV") of the credit funds, partnerships and accounts for which we provide investment management services, other than certain CLOs and CDOs, which have a fee generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital which such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

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

(i)
Carry Generating AUM, which refers to funds' invested capital that is currently above its hurdle rate or preferred return, and the funds' profit is allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)	AUM Not Currently Generating Carry, which refers to funds' invested capital that is currently below its hurdle rate or preferred return; and

(iii)
Uninvested Carry Eligible AUM, which refers to available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that are not currently part of the NAV or fair value of investments that may eventually produce carried interest income, which would be allocated to the general partner.

AUM with Future Management Fee Potential refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
We use Non-Fee Generating AUM combined with Fee-Generating AUM as a performance measure of our funds' investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee Generating AUM includes assets on which we could earn carried interest income.
The table below presents Fee-Generating and Non-Fee Generating AUM by segment as of December 31, 2014, 2013 and 2012. Changes in market conditions and additional funds raised have had significant impacts to Apollo's AUM:

	As of December 31,
	2014		2013		2012
	(in millions)
Total Assets Under Management	$159,797	(1)	$161,177	(1)	$113,379	(1)
Fee-Generating	128,714		128,368		81,934
Non-fee generating	31,083	(1)	32,809	(1)	31,445	(1)

Private Equity	41,049		49,908		37,832
Fee-Generating	30,285		34,173		27,932
Non-Fee generating	10,764		15,735		9,900

Credit	108,445		100,886		64,406
Fee-Generating	92,192		88,249		49,518
Non-Fee-Generating	16,253		12,637		14,888

Real Estate	9,538		9,289		8,800	(2)
Fee-Generating	6,237		5,946		4,484	(2)
Non-Fee-Generating	3,301		3,343		4,316	(2)

(1)
As of December 31, 2014, 2013 and 2012, includes $0.8 billion, $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)	Includes Fee-Generating and Non-Fee Generating AUM as of September 30, 2012 for certain publicly traded vehicles managed by Apollo.
The table below sets forth AUM with Future Management Fee Potential for each of Apollo's three segments, which is a component of Non-Fee Generating AUM, as of December 31, 2014, 2013 and 2012.

	As of December 31,
	2014		2013		2012
	(in millions)
Private Equity	$1,793		$4,225		$1,158
Credit	4,608		3,312		2,916
Real Estate	623		640		1,051
Total AUM with Future Management Fee Potential	$7,785	(1)	$9,246	(1)	$7,465	(1)

(1)
As of December 31, 2014, 2013 and 2012, includes $0.8 billion, $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

The following table presents Carry Eligible AUM and Carry Generating AUM for each of Apollo's three segments as of December 31, 2014, 2013 and 2012:

	Carry Eligible AUM			Carry Generating AUM
	As of December 31,			As of December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Private equity	$36,128	$45,050	$36,869	$14,463	$24,791	$28,728
Credit	38,502	34,580	34,461	16,218	23,539	23,693
Real estate	2,614	3,041	3,312	828	941	396
Total(1)(2)	$78,003	$83,729	$76,979	$31,509	$49,271	$52,817

(1)
As of December 31, 2014, 2013 and 2012, Carry Eligible AUM includes $0.8 billion, $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)
As of December 31, 2014, 2013 and 2012, Carry Eligible AUM includes $28.8 billion, $28.7 billion and $16.5 billion of Uninvested Carry Eligible AUM, respectively, and $17.7 billion, $5.8 billion and $7.7 billion of AUM Not Currently Generating Carry, respectively.

The components of Fee-Generating AUM by segment as of December 31, 2014, 2013 and 2012 are presented below:

	As of December 31, 2014
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,080		$6,191	$173	$26,444
Fee-Generating AUM based on invested capital	9,368		3,100	3,968	16,436
Fee-Generating AUM based on gross/adjusted assets	513		75,370	1,961	77,844
Fee-Generating AUM based on leverage	324		215	—	539
Fee-Generating AUM based on NAV	—		7,316	135	7,451
Total Fee-Generating AUM	$30,285	(1)	$92,192	$6,237	$128,714

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2014 was 72 months.

	As of December 31, 2013
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$19,630		$5,834	$156	$25,620
Fee-Generating AUM based on invested capital	11,923		1,649	3,753	17,325
Fee-Generating AUM based on gross/adjusted assets	925		72,202	1,769	74,896
Fee-Generating AUM based on leverage	1,695		1,587	—	3,282
Fee-Generating AUM based on NAV	—		6,977	268	7,245
Total Fee-Generating AUM	$34,173	(1)	$88,249	$5,946	$128,368

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2013 was 75 months.

	As of December 31, 2012
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$15,854		$5,156	$194	$21,204
Fee-Generating AUM based on invested capital	7,613		3,124	1,866	12,603
Fee-Generating AUM based on gross/adjusted assets	855		31,599	2,134	34,588
Fee-Generating AUM based on leverage	3,610		3,101	—	6,711
Fee-Generating AUM based on NAV	—		6,538	290	6,828
Total Fee-Generating AUM	$27,932	(1)	$49,518	$4,484	$81,934

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2012 was 61 months.

The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment by strategy:

	Total AUM					Fee-Generating AUM
	As of December 31,					As of December 31,
	2014	2013		2012		2014	2013		2012
	(in millions)
Traditional Private Equity Funds (1)	$35,310	$46,998	(2)	$35,617	(2)	$27,181	$31,929	(2)	$25,706	(2)
Natural Resources	1,348	1,367		1,284		1,295	1,295		1,295
Other (3)	4,391	1,543	(2)	931	(2)	1,809	949	(2)	931	(2)
Total	$41,049	$49,908		$37,832		$30,285	$34,173		$27,932

(1)	Refers to Fund I, Fund II, MIA, Fund III, Fund IV, Fund V, Fund VI, Fund VII and Fund VIII.

(2)	Reclassified to conform with current presentation.

(3)	Includes co-investments contributed to Athene by AAA, through its investment in AAA Investments as discussed in note 17 of the consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by strategy:

	Total AUM			Fee-Generating AUM
	As of December 31,			As of December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Athene(1)	$47,713	$50,345	$10,970	$47,713	$50,345	$10,845
U.S. Performing Credit	24,882	22,177	27,509	20,031	17,510	20,567
Structured Credit	15,999	12,779	11,436	10,966	9,362	7,589
Opportunistic Credit	10,756	7,068	6,177	6,613	4,763	4,722
Non-Performing Loans	4,976	5,688	6,404	3,744	4,330	4,527
European Credit	4,119	2,829	1,910	3,125	1,939	1,268
Total	$108,445	$100,886	$64,406	$92,192	$88,249	$49,518

(1)	Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate funds.
The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment by strategy:

	Total AUM			Fee-Generating AUM
	As of December 31,			As of December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Debt	$6,420	$5,731	$4,826	$4,785	$3,701	$2,332
Equity	3,118	3,558	3,974	1,452	2,245	2,152
Total	$9,538	$9,289	$8,800	$6,237	$5,946	$4,484

The following tables summarize changes in total AUM for each of Apollo's three segments for years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014		2013		2012

Change in Total AUM:
Beginning of Period	$161,177	(1)	$113,379	(1)	$75,222
Income	2,473		15,150		12,038
Subscriptions/Capital raised	9,862	(2)	22,142		9,688
Other inflows/Acquisitions	—		43,832		23,629
Distributions	(16,382)		(22,641)		(10,858)
Redemptions	(718)		(1,508)		(1,221)
Leverage/Other(3)	3,385		(9,177)		4,881
End of Period	$159,797	(1)	$161,177	(1)	$113,379	(1)
Change in Private Equity AUM:
Beginning of Period	$49,908		$37,832		$35,384
Income	561		10,656		8,108
Subscriptions/Capital raised	3,041	(2)	17,613		662
Distributions	(11,372)		(15,620)		(6,537)
Redemptions(4)	—		(176)		—
Net segment transfers	(1,216)		2,133		317
Leverage	127		(2,530)		(102)
End of Period	$41,049		$49,908		$37,832
Change in Credit AUM:
Beginning of Period	$100,886		$64,406		$31,867
Income	1,747		4,082		3,274
Subscriptions/Capital raised	6,128	(2)	3,439		5,504
Other inflows/Acquisitions	—		43,832		23,629
Distributions	(3,457)		(5,458)		(3,197)
Redemptions	(583)		(1,042)		(948)
Net segment transfers	216		(2,056)		(1,023)
Leverage/Other(3)	3,508		(6,317)		5,300
End of Period	$108,445		$100,886		$64,406
Change in Real Estate AUM:
Beginning of Period	$9,289		$8,800		$7,971
Income	244		399		656
Subscriptions/Capital raised	693		1,090		475
Distributions	(1,553)		(1,559)		(1,124)
Redemptions(4)	(135)		(290)		(273)
Net segment transfers	1,250		1,179		1,412
Leverage	(250)		(330)		(317)
End of Period	$9,538		$9,289		$8,800

(1)
As of December 31, 2014, 2013 and 2012, includes $0.8 billion, $1.1 billion, and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)	For the year ended December 31, 2014, includes $2.5 billion of AUM from co-investment vehicles that was raised in prior periods.

(3)	Represents changes in used and available leverage, and includes the changes in NAV on AUM managed by Athene Asset Management that is not sub-advised by Apollo.

(4)
Represents release of unfunded commitments primarily related to Fund III in our private equity segment and two legacy CPI real estate funds in our real estate segment that were past their investment periods.

Private Equity
During the year ended December 31, 2014, total AUM in our private equity segment decreased by $8.9 billion, or 17.8%. This decrease was a result of distributions of $11.4 billion primarily attributable to Fund VII and Apollo Investment Fund VI, L.P. ("Fund VI") of $6.4 billion and $3.7 billion, respectively. In addition there were transfers out of $1.2 billion. These decreases were offset by $0.6 billion of income that was primarily attributable to unrealized gains in Fund VII of $1.6 billion offset by unrealized losses in Fund VI and co-investment vehicles, of $0.6 billion and $0.6 billion, respectively, and an increase in subscriptions of $3.0 billion primarily attributable to co-investment vehicles that were raised in prior periods.
During the year ended December 31, 2013, the AUM in our private equity segment increased by $12.1 billion, or 31.9%. This increase was a result of subscriptions of $17.5 billion in Fund VIII and $10.7 billion of income from improved unrealized gains, including $5.9 billion from Fund VII and $4.3 billion from Fund VI. Offsetting this increase was $15.6 billion of distributions, including $8.7 billion from Fund VII and $5.8 billion from Fund VI, and $2.5 billion of decreased leverage.
During the year ended December 31, 2012, the total AUM in our private equity segment increased by $2.4 billion, or 6.9%. This increase was primarily a result of income of $8.1 billion attributable to improved unrealized gains in our private equity funds, including $4.5 billion from Fund VII and $3.1 billion from Fund VI. In addition, contributing to this increase was an additional $0.7 billion in subscriptions from AION and ANRP. Offsetting this increase was $6.5 billion in distributions, including $3.7 billion from Fund VII and $2.1 billion from Fund VI.
Credit
During the year ended December 31, 2014, total AUM in our credit segment increased by $7.6 billion, or 7.5%. This increase was a result of subscriptions of $6.1 billion, $3.5 billion of leverage, $1.7 billion of income and $0.2 billion in net segment transfers. Included in subscriptions was $2.5 billion in COF III, $0.5 billion in FCI II, $0.4 billion in Apollo Structured Credit Recovery Master Fund III, L.P. ("ACRF III") and $0.4 billion from Apollo Investment Europe III, L.P. (“AIE III”). These increases were offset by $3.5 billion of distributions including $1.1 billion and $0.4 billion from Apollo European Principal Finance Fund, L.P. ("EPF I") and Apollo Credit Opportunity Fund I, L.P. ("COF I"), respectively and $0.6 billion in redemptions.
During the year ended December 31, 2013, AUM in our credit segment increased by $36.5 billion, or 56.6%. This increase consisted of $43.8 billion in acquisitions related to the acquisition of Aviva USA by Athene Holding, $4.1 billion in unrealized gains, subscriptions of $3.4 billion, including $0.9 billion in FCI II and $0.6 billion in COF III. This increase in AUM was partially offset by a decrease in leverage of $6.3 billion, including $1.0 billion in the U.S. performing credit strategy from net CLO vehicle wind-downs, $1.3 billion in Apollo Credit Opportunity Fund II, L.P. ("COF II"), and $0.8 billion in AMTG, and $5.5 billion in distributions, including $1.9 billion from COF I, $0.6 billion from EPF I and $1.1 billion from COF II.
During the year ended December 31, 2012, total AUM in our credit segment increased by $32.5 billion, or 102.1%. This increase was primarily attributable to $18.5 billion in acquisitions related to Stone Tower Capital LLC and its related management companies ("Stone Tower"), $5.1 billion in other inflows related to Athene and $5.3 billion in increased leverage, including $3.4 billion from AMTG. The increase was also a result of $5.5 billion of additional subscriptions, including $3.0 billion by EPF II, $0.6 billion by Apollo Centre Street Partnership, L.P. (“ACSP”) and $0.4 billion by AMTG. This increase was partially offset by $3.2 billion of distributions, including $1.5 billion collectively from COF I and COF II and $0.3 billion from EPF I.
Real Estate
During the year ended December 31, 2014, total AUM in our real estate segment increased by $0.2 billion, or 2.7%, this was the result of $1.3 billion of net segment transfers in primarily related to the Athene Accounts, $0.7 billion of subscriptions, including $0.4 billion related to AGRE Debt Fund I, L.P. and $0.2 billion related to ARI, and $0.2 billion of income. These increases were partially offset by $1.6 billion of distributions, of which $0.4 billion was attributable to the Athene Accounts, $0.3 billion was attributable to CPI Capital Partners Europe, L.P., and $0.2 billion was attributable to AGRE 2011 A-4 Fund, LP ("CMBS II"), and a $0.3 billion decrease in leverage.
During the year ended December 31, 2013, AUM in our real estate segment increased by $0.5 billion, or 5.5%. This increase was the result of $1.2 billion in net segment transfers in, including $0.6 billion from Athene Accounts related to subordinate commercial real estate loans ("Athene CRE Lending") and $0.5 billion from Athene Accounts related to commercial mortgage backed securities, $1.1 billion in subscriptions, including $0.7 billion in AGRE Debt Fund I, L.P. and $0.3 billion in ARI. These increases were partially offset by distributions of $1.6 billion, including $0.4 billion from Athene CRE Lending and $0.4 billion from CPI Capital Partners Asia Pacific, L.P.

During the year ended December 31, 2012, total AUM in our real estate segment increased by $0.8 billion, or 10.4%. This increase was primarily a result of $1.4 billion in net transfers from other segments and additional subscriptions of $0.5 billion. Also contributing to this increase was income of $0.7 billion attributable to improved unrealized gains in our real estate funds, including $0.4 billion from CPI Capital Partners North America L.P., CPI Capital Partners Europe L.P., CPI Capital Partners Asia Pacific, L.P. (collectively, the "CPI Funds"). Partially offsetting this increase was $1.1 billion in distributions, including $0.8 billion from the CPI Funds.

The following tables summarize changes in total Fee-Generating AUM for each of Apollo's three segments for the years ended December 31, 2014, 2013, and 2012 :

	For the Year Ended December 31,
	2014	2013		2012

Change in Total Fee-Generating AUM:
Beginning of Period	$128,368	$81,934		58,121
Income	350	2,100		1,390
Subscriptions/Capital raised	3,352	21,104		5,873
Other inflows/Acquisitions	—	43,832	—	21,277
Distributions	(6,184)	(7,517)		(3,728)
Redemptions	(475)	(946)		(909)
Net movements between Fee-Generating and Non-Fee Generating	609	(6,215)		(564)
Leverage/Other(1)	2,694	(5,924)		474
End of Period	$128,714	$128,368		$81,934
Change in Private Equity Fee-Generating AUM:
Beginning of Period	$34,173	$27,932		$28,031
Income (Loss)	(1)	398		285
Subscriptions/Capital raised	455	17,582		644
Distributions	(2,457)	(3,430)		(1,256)
Redemptions	—	(19)		—
Net segment transfers	(1,277)	482		50
Net movements between Fee-Generating and Non-Fee Generating	(514)	(6,858)		515
Leverage	(94)	(1,914)		(337)
End of Period	$30,285	$34,173		$27,932
Change in Credit Fee-Generating AUM:
Beginning of Period	$88,249	$49,518		$26,553
Income	377	1,630		988
Subscriptions/Capital raised	2,261	2,504		4,953
Other inflows/Acquisitions	—	43,832		21,277
Distributions	(2,258)	(3,118)		(2,029)
Redemptions	(475)	(927)		(909)
Net segment transfers	129	(1,611)		(1,096)
Net movements between Fee-Generating and Non-Fee Generating	1,121	431		(1,030)
Leverage/Other(1)	2,788	(4,010)		811
End of Period	$92,192	$88,249		$49,518
Change in Real Estate Fee-Generating AUM:
Beginning of Period	$5,946	$4,484		$3,537
Income (Loss)	(26)	72		117
Subscriptions/Capital raised	636	1,018		276
Distributions	(1,469)	(969)		(443)
Net segment transfers	1,148	1,129		1,045
Net movements between Fee-Generating and Non-Fee Generating	2	212		(48)
End of Period	$6,237	$5,946		$4,484

(1)	Represents changes in used and available leverage, and includes the changes in NAV on AUM managed by Athene Asset Management that is not sub-advised by Apollo.

Private Equity
During the year ended December 31, 2014, Fee-Generating AUM in our private equity segment decreased by $3.9 billion, or 11.4%. This decrease was a result of distributions of $2.5 billion from Fund VII, Fund VI and co-investment vehicles. In addition there were net segment transfers out of $1.3 billion attributable to Fund VI and Fund VII, and $0.5 billion of net transfers from fee generating AUM to Non-Fee Generating AUM from Fund V and Fund VII. Offsetting these decreases were subscriptions of $0.5 billion.
During the year ended December 31, 2013, Fee-Generating AUM in our private equity segment increased by $6.2 billion, or 22.3%. This increase was a result of $17.6 billion of subscriptions, primarily from Fund VIII. Offsetting this increase was $6.9 billion of net transfers from Fee-Generating AUM to Non-Fee Generating AUM primarily attributable to Fund VII, $3.4 billion of distributions primarily attributable to Fund VII and Fund VI of $1.0 billion and $2.0 billion, respectively and $1.9 billion decrease in leverage primarily attributable to Fund VII.
During the year ended December 31, 2012, Fee-Generating AUM in our private equity segment decreased by $0.1 billion, or 0.4%. This decrease was a result of $1.3 billion of distributions from Fee-Generating AUM primarily attributable to Fund VI and Fund V of $0.8 billion and $0.3 billion, respectively. Offsetting this decrease was $0.6 billion of subscriptions in ANRP and AION of $0.5 billion and $0.2 billion, respectively and $0.3 billion of unrealized gains.
Credit
During the year ended December 31, 2014, Fee-Generating AUM in our credit segment increased by $3.9 billion, or 4.5%. This increase was a result of $2.8 billion of leverage, subscriptions of $2.3 billion attributable to FCI II of $0.5 billion and COF III of $0.4 billion, $1.1 billion of net transfers in from Non-Fee Generating AUM, including $0.8 billion attributable to COF III and $0.4 billion of income. These increases were offset by $2.3 billion of distributions, including $0.4 billion from EPF I and $0.5 billion in redemptions, primarily from Apollo Credit Master Fund Ltd. ("ACF") of $0.3 billion.
During the year ended December 31, 2013, Fee-Generating AUM in our credit segment increased by $38.7 billion, or 78.2%. This increase consisted of $43.8 billion in acquisitions related to the acquisition of Aviva USA by Athene Holding, a $2.5 billion increase in subscriptions attributable to FCI II and ACF of $0.9 billion and $0.3 billion, respectively, and unrealized gains of $1.6 billion. Offsetting this increase was $3.1 billion of distributions, attributable to COF I and COF II of $0.5 billion and $0.8 billion, respectively, a decrease in leverage of $4.0 billion and $1.6 billion of transfers out to Non-Fee Generating AUM.
During the year ended December 31, 2012, Fee-Generating AUM in our credit segment increased by $22.9 billion, or 86.4%. This increase was a result of $16.2 billion in acquisitions related to Stone Tower, $5.1 billion in other inflows related to Athene, and $5.0 billion of additional subscriptions, including $3.3 billion in EPF II and $0.3 billion in AMTG. Offsetting this increase was $2.0 billion of distributions, including $0.7 billion collectively from COF I and COF II and $0.9 billion of redemptions.
Real Estate
During the year ended December 31, 2014, Fee-Generating AUM in our real estate segment increased by $0.3 billion, or 4.9%, which was primarily the result of $1.1 billion of segment transfers in attributable to the Athene Accounts and $0.6 billion of subscriptions, including $0.4 billion attributable to AGRE Debt Fund I, L.P.. Offsetting these increases were $1.5 billion of distributions primarily attributable to the Athene Accounts, CPI Capital Partners Europe, L.P. and CPI Capital Partners Asia Pacific, L.P. of $0.4 billion, $0.2 billion and $0.2 billion, respectively.
During the year ended December 31, 2013, Fee-Generating AUM in our real estate segment increased by $1.5 billion, or 32.6%, which was primarily the result of $0.7 billion of capital invested by AGRE Debt Fund I, $0.3 billion of capital raised and invested by ARI, net segment transfers of $1.1 billion attributable to the Athene Accounts and $0.2 billion of transfers in from Non-Fee Generating AUM. These increases were partially offset by $1.0 billion of distributions of which $0.5 billion were attributable to the Athene Accounts.
During the year ended December 31, 2012, Fee-Generating AUM in our real estate segment increased by $0.9 billion, or 26.7%, which was primarily the result of transfers of $0.9 billion attributable to the Athene Accounts and $0.3 billion of subscriptions. These increases were partially offset by $0.4 billion of distributions.

Dollars Invested and Uncalled Commitments
Dollars invested is the aggregate amount of capital that has been invested by our multi-year drawdown, commitment-based funds and SIAs that have a defined maturity date and for funds and SIAs in our real estate debt strategy. Uncalled commitments, by contrast, represents unfunded capital commitments that certain of Apollo’s funds and SIAs have received from fund investors to fund future or current investments and expenses.
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
Dollars Invested
The following table summarizes by segment the dollars invested for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo's real estate debt strategy during the specified reporting periods:

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Private equity	$2,163	$2,561	$3,191
Credit	5,174	2,865	1,835
Real Estate (1)	2,686	2,534	1,627
Total dollars invested	$10,023	$7,960	$6,653

(1)
Included in dollars invested is $2,319.9 million, $2,177.3 million and $1,230.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, for funds in Apollo's real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
	(in millions)
Private equity	$22,383	$23,689	$7,464
Credit	8,706	7,113	6,171
Real Estate	997	971	1,438
Total uncalled commitments (1)(2)	$32,841	$32,852	$17,428

(1)
As of December 31, 2014, 2013 and 2012, includes $0.8 billion, $1.1 billion and $2.3 billion of commitments, respectively, that have yet to be deployed to an Apollo fund within Apollo's three segments.

(2)
As of December 31, 2014, 2013 and 2012, $29.3 billion, $29.5 billion, and $16.4 billion, respectively, represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Apollo Investment Fund IV, L.P. ("Fund IV") has generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2014, while Apollo Investment Fund V, L.P. ("Fund V") has generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2014. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares."

Investment Record

The following table summarizes the investment record by segment of Apollo's multi-year drawdown, commitment based funds and SIAs that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of December 31, 2014, unless otherwise noted:

											As of December 31, 2014				As of December 31, 2013				As of December 31, 2012
	Strategy	Vintage Year	Committed Capital	Total Invested Capital	Realized		Unrealized(1)		Total Value		Gross IRR		Net IRR		Gross IRR		Net IRR		Gross IRR		Net IRR
			(in millions)
Private Equity:(2)
Fund VIII	Traditional Private Equity Funds	2013	$18,377	$1,266	$—		$1,456		$1,456		NM	(3)	NM	(3)	NM	(3)	NM	(3)	N/A		N/A
Fund VII	Traditional Private Equity Funds	2008	14,677	15,199	26,006		6,229		32,235		37%		28%		39%		30%		35%		26%
Fund VI	Traditional Private Equity Funds	2006	10,136	12,457	16,339		5,116		21,455		13		11		15		12		11		9
Fund V	Traditional Private Equity Funds	2001	3,742	5,192	12,666		215		12,881		61		44		61		44		61		44
Fund IV	Traditional Private Equity Funds	1998	3,600	3,481	6,776		25		6,801		12		9		12		9		12		9
Fund III	Traditional Private Equity Funds	1995	1,500	1,499	2,695		—		2,695		18		11		18		11		18		11
Fund I, II & MIA(4)	Traditional Private Equity Funds	1990/ 1992	2,220	3,773	7,924		—		7,924		47		37		47		37		47		37
Subtotal			$54,252	$42,867	$72,406		$13,041		$85,447		39%	(5)	25%	(5)	39%	(5)	26%	(5)	39%	(5)	25%	(5)
AION	Other	2013	825	134	9		160		169		NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
ANRP	Natural Resources	2012	1,323	692	191		675		866		18%		8%		18%		7%	(3)	NM	(3)	NM	(3)
Total Private Equity			$56,400	$43,693	$72,606		$13,876		$86,482
Credit:(6)
ACRF III (7)	Structured Credit	—	$488	$254	$57		$213		$270		NM	(3)	NM	(3)	N/A		N/A		N/A		N/A
COF III (7)	Opportunistic Credit	—	3,426	1,579	222		1,222		1,444		NM	(3)	NM	(3)	NM	(3)	NM	(3)	N/A		N/A
FCI II	Structured Credit	2013	1,555	653	5		802		807		NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)	NM	(3)
EPF II(8)	Non-Performing Loans	2012	3,518	2,520	640		2,381		3,021		24%		11%		NM	(3)	NM	(3)	NM	(3)	NM	(3)
FCI	Structured Credit	2012	559	443	190		548		738		14		9		NM	(3)	NM	(3)	NM	(3)	NM	(3)
AEC	European Credit	2012	292	625	532		177		709		12		7		19%		12%		NM	(3)	NM	(3)
AIE II(8)	European Credit	2008	250	805	1,206		79		1,285		20		17		20		17		19%		16%
COF I	U.S. Performing Credit	2008	1,485	1,611	4,285		123		4,408		30		27		30		27		31		28
COF II	U.S. Performing Credit	2008	1,583	2,176	2,989		147		3,136		14		11		14		11		14		12
EPF I(8)	Non-Performing Loans	2007	1,567	2,059	2,863		574		3,437		24		17		21		16		19		12
ACLF	U.S. Performing Credit	2007	984	1,449	2,448		136		2,584		13		11		13		11		13		11
Total Credit			$15,707	$14,174	$15,437		$6,402		$21,839
Real Estate:(6)
Apollo U.S. Real Estate Fund II, L.P. (7)	Equity	—	$158	$39	$—		$39		$39		NM	(3)	NM	(3)	N/A		N/A		N/A		N/A
AGRE U.S. Real Estate Fund, L.P(9)	Equity	2012	864	615	312		488		800		19%		15%		17%		14%		NM	(3)	NM	(3)
AGRE Debt Fund I, LP	Debt	2011	1,190	1,185	299		1,021		1,320		9		7		13		11		NM	(3)	NM	(3)
CPI Capital Partners North America(10)	Equity	2006	600	453	352		25		377		15		10		17		13		NM	(3)	NM	(3)
CPI Capital Partners Asia Pacific(10)	Equity	2006	1,292	1,185	1,470		218		1,688		33		29		37		33		NM	(3)	NM	(3)
CPI Capital Partners Europe(8)(10)	Equity	2006	1,406	928	388		318		706		5		3		2		1		NM	(3)	NM	(3)
CPI Other(11)	Equity	Various	1,959	N/A	N/A	(11)	N/A	(11)	N/A	(11)	NM	(11)	NM	(11)	NM		NM	(11)	NM	(3)	NM	(3)
Total Real Estate			$7,469	$4,405	$2,821		$2,109		$4,930

(1)	Figures include the market values, estimated fair value of certain unrealized investments and capital committed to investments.

(2)	Amounts presented are computed based on actual timing of the funds' cash inflows and outflows.

(3)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(7)	COF III, ACRF III and Apollo U.S. Real Estate Fund II were launched prior to December 31, 2014 and have not established their vintage year.

(8)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.21 as of December 31, 2014.

(9)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund has $149 million of co-invest commitments raised, which are included in the figures in the table above. A co-invest entity within AGRE U.S. Real Estate Fund, L.P. is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.56 as of December 31, 2014.

(10)
As part of the CPI acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to December 31, 2014 were (7)%, 7% and (7)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

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

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of December 31, 2014:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$6,308	$17,601	29%
Non-Control Distressed	5,733	8,502	71
Total	12,041	26,103	49
Buyout Equity, Portfolio Company Debt and Other Credit(2)	30,826	59,344	22
Total	$42,867	$85,447	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

(2)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of our Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of December 31, 2014:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$1,266	$1,456
Total	$1,266	$1,456
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,865	$25,106
Other Credit and Classic Distressed(2)	4,334	7,129
Total	$15,199	$32,235

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,312	$17,755
Other Credit and Classic Distressed(2)	2,145	3,700
Total	$12,457	$21,455
Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,907
Classic Distressed(2)	780	974
Total	$5,192	$12,881

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $1.6 billion and $13.1 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	Classic Distressed is defined as investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.6 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods beginning the second half of 2007 through December 31, 2014, our private equity funds have invested $31.3 billion, of which $16.8 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 5.6x, 6.1x, 7.7x and 6.6x, respectively, as of the date of the filing of this Annual Report on Form 10-K. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable earnings before interest, taxes, depreciation and amortization ("EBITDA"), which we believe captures the true economics of our funds' purchases of portfolio companies.

Credit
The following table summarizes the investment record for certain funds and SIAs within Apollo's credit segment with no maturity date. All amounts are as of December 31, 2014, unless otherwise noted:

				Net Return
	Strategy	Vintage Year	Net Asset Value as of December 31, 2014	Since Inception to December 31, 2014		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
			(in millions)
TRF(1)	U.S. Performing Credit	2014	$353	NM	(1)	NM	(1)	N/A		N/A
ACSF(2)	Opportunistic Credit	2011	449	23%	(2)	1%	(2)	NM	(2)	NM	(2)
SOMA(3)	Opportunistic Credit	2007	832	59		—		9%		15%
ACF(2)	U.S. Performing Credit	2005	1,977	35	(2)	6	(2)	NM	(2)	NM	(2)
Value Funds(4)	Opportunistic Credit	2003/2006	217	64		(6)		5		11
Totals			$3,828

(1)
Apollo Total Return Fund (“TRF”) returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(2)
As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”) and ACF. The net returns are presented in the investment record table above since acquisition on April 2, 2012. As of December 31, 2014, the net returns from inception for ACSF and ACF were 39% and 9%, respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.

(3)	Net asset value and returns are for the primary mandate and excludes Apollo Special Opportunities Managed Account, L.P.’s (“SOMA”) investments in other Apollo funds.

(4)	Value Funds consist of Apollo Strategic Value Master Fund, L.P., together with its feeder funds, and Apollo Value Investment Master Fund, L.P., together with its feeder funds.

The following table summarizes the investment record for the publicly traded vehicles that Apollo manages by segment as of December 31, 2014:

						Total Returns(1)
	Strategy	IPO Year (2)	Raised Capital (3)	Gross Assets	Current NAV	Since Inception to December 31, 2014		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
			(in millions)
Private Equity:
AAA(4)	Other	2006	$1,823	$2,144	$2,144	47%		4%		91%		75%
Credit:
AIF(5)	U.S. Performing Credit	2013	276	402	264	NM	(6)	NM	(6)	NM	(6)	N/A
AFT(5)	U.S. Performing Credit	2011	295	434	285	8		(1)		NM	(6)	NM	(6)
AMTG	Structured Credit	2011	791	4,348	786	28		18		(17)		NM	(6)
AINV	Opportunistic Credit	2004	3,080	3,701	1,997	50		(4)		12		43
Real Estate:
ARI(7)	Debt	2009	886	1,744	856	33		11		10		36
Totals			$7,151	$12,773	$6,332

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commissions.

(2)
An initial public offering ("IPO") year represents the year in which the vehicle commenced trading on a national securities exchange. Apollo Tactical Income Fund Inc. ("AIF"), Apollo Senior Floating Rate Fund Inc. ("AFT"), AMTG and ARI are publicly traded vehicles traded on the New York Stock Exchange ("NYSE"). AINV is a public company traded on the National Association of Securities Dealers Automated Quotation. AAA is a publicly traded vehicle traded on NYSE Euronext in Amsterdam.

(3)	Amounts represent raised capital net of offering and issuance costs.

(4)
AAA is the sole limited partner in AAA Investments. Athene was AAA Investments’ only investment as of December 31, 2014. During the second quarter of 2014, Athene Holding raised $1.2 billion of net equity commitments primarily from third-party institutional investors, certain existing investors in Athene, and employees of Athene and its affiliates (the “Athene Private Placement”). For the period December 31, 2013 through December 31, 2014, AAA Investments' ownership stake in Athene was reduced as a result of the Athene Private Placement, the issuance of shares under the Amended AAA Services Agreement and the issuance of 3.7 million unrestricted common shares of Athene Holding under Athene’s management equity plan and was increased by the conversion to common shares of AAA Investments' note receivable from Athene, resulting in an approximate 47.7% economic ownership stake (calculated as if the commitments in the Athene Private Placement closed through December 31, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan or (ii) common shares to be issued after December 31, 2014 under the Amended AAA Services Agreement or the Amended Athene Services Agreement) and effectively 45% of the voting power of Athene.

(5)	Gross Assets presented for AFT and AIF represents total managed assets of these closed-end funds.

(6)
Returns have not been presented as the publicly traded vehicle commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(7)
Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained on ARI’s website is not part of this Annual Report on Form 10-K. All amounts are as of September 30, 2014 except for total returns.

Athene and SIAs

As of December 31, 2014, Athene Asset Management had $60.3 billion of total AUM in accounts owned by or related to Athene, of which approximately $12.6 billion, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $12.6 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as collateralized loan obligation ("CLO") debt, commercial mortgage backed securities, and insurance-linked securities.

Apollo also manages CLOs within Apollo's credit segment, with such CLOs representing a total AUM of approximately $13.5 billion as of December 31, 2014. Such CLO performance information is not included in the above investment record tables.

As of December 31, 2014, approximately $15 billion of total AUM was managed through SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo's private equity, credit and real estate funds. The above investment record tables exclude certain funds with an aggregate AUM of approximately $5.1 billion as of December 31, 2014 because management deemed them to be immaterial.
Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Affiliates, Net. As a result of providing advisory services with respect to actual and potential private equity, credit, and real estate investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive an advisory fee for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from affiliates, net, in the consolidated statements of operations. See note 2 to our consolidated financial statements for more detail.
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
As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s consolidated statements of operations, and any receivable from the respective funds is presented in Due from Affiliates on the consolidated statements of financial condition.
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
As of December 31, 2014, approximately 66% of the value of our funds' investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 34% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of December 31, 2014 was 45%, 78% and 48%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our funds' portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our credit and real estate funds have various carried interest rates and hurdle rates. Certain of our credit and real estate funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain credit and real estate funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received carried interest income as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. This actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.
The table below presents an analysis of Apollo's (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo's combined segments' Incentive Business as of December 31, 2014 and 2013 and for the years ended December, 31 2014, 2013 and 2012:

	As of December 31, 2014		As of December 31, 2013		For the Year Ended December 31, 2014			For the Year Ended December 31, 2013					For the Year Ended December 31, 2012
	Carried Interest Receivable on an Unconsolidated Basis		Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income	Total Carried Interest Income (Loss)		Unrealized Carried Interest Income (Loss)		Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in millions)
Private Equity Funds:
Fund VII	$288.2		$890.8		$(602.6)	$902.4	$299.8	$(13.6)		$1,163.6	$1,150.0		$435.5		$472.1	$907.6
Fund VI	183.4	(1)	697.6		(514.1)	401.4	(112.7)	427.3		760.3	1,187.6	(4)	345.6	(5)	294.0	639.6
Fund V	3.2		43.0		(39.9)	44.9	5.0	(91.2)		99.1	7.9		9.3		33.4	42.7
Fund IV	5.6		7.7		(2.1)	—	(2.1)	(3.2)		1.7	(1.5)		(7.0)		2.9	(4.1)
AAA/Other(2)(3)	191.5		228.7		(37.4)	79.4	42.0	135.4	(5)	37.9	173.3		71.5	(5)	10.2	81.7
Total Private Equity Funds	671.9		1,867.8		(1,196.1)	1,428.1	232.0	454.7		2,062.6	2,517.3		854.9		812.6	1,667.5
Credit Funds:(6)
U.S. Performing Credit	54.1		179.9		(109.3)	119.7	10.4	(164.1)		284.6	120.5		206.3		154.3	360.6
Opportunistic Credit	26.6		59.8		(8.5)	6.2	(2.3)	20.4	(5)	36.7	57.1		7.7	(5)	41.5	49.2
Structured Credit	36.1		54.3		(14.7)	5.9	(8.8)	32.7		11.2	43.9		18.5		13.4	31.9
European Credit	8.4		35.6		(11.2)	14.8	3.6	2.1		27.8	29.9		18.0		8.5	26.5
Non-Performing Loans	141.6		154.2		(13.0)	134.4	121.4	52.3		33.0	85.3		50.6		—	50.6
Total Credit Funds	266.8		483.8		(156.7)	281.0	124.3	(56.6)		393.3	336.7		301.1		217.7	518.8
Real Estate Funds:
CPI Funds	1.5		5.3		(3.8)	0.6	(3.2)	(5.2)		0.5	(4.7)		10.4		4.7	15.1
AGRE U.S. Real Estate Fund, L.P.	11.4		5.6		5.8	2.7	8.5	5.6		—	5.6		—		—	—
Other	7.2		4.3		3.0	0.7	3.7	4.3		—	4.3		—		—	—
Total Real Estate Funds	20.1		15.2		5.0	4.0	9.0	4.7		0.5	5.2		10.4		4.7	15.1
Total	$958.8	(7)	$2,366.8	(7)	$(1,347.8)	$1,713.1	$365.3	$402.8		$2,456.4	$2,859.2		$1,166.4		$1,035.0	$2,201.4

(1)
Fund VI's remaining investments and escrow cash were valued at 104% of the funds unreturned capital, which was below a specified return ratio of 115%. As a result, Fund VI is required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation of Fund VI. As of December 31, 2014, Fund VI carried interest receivable includes $165.6 million of carried interest income in escrow.

(2)	Includes certain SIAs.

(3)
Includes $121.5 million of carried interest receivable from AAA Investments which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding.

(4)
Includes $452.3 million for Fund VI related to the catch-up formula whereby the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company's carried interest income equates to its 20% of cumulative profits of the funds.

(5)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $3.4 million in aggregate for two of our credit funds. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA and APC, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million with respect to SOMA and APC, respectively.

(6)
As of December 31, 2014, two of our credit funds had an aggregate $3.4 million general partner obligation to return carried interest income that was previously distributed. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for these two credit funds was $7.0 million and $2.2 million, respectively as of December 31, 2014.

(7)
There was a corresponding profit sharing payable of $434.9 million and $992.2 million as of December 31, 2014 and 2013, respectively, that resulted in a net carried interest receivable on an unconsolidated basis of $523.9 million and $1,374.6 million as of December 31, 2014 and 2013, respectively. Included within profit sharing payable are contingent consideration obligations of $96.1 million and $135.5 million as of December 31, 2014 and 2013, respectively, and profit sharing payable related to amounts in escrow.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of December 31, 2014. The investment manager of AINV accrues carried interest in the management business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as "high water marks." These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which are subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the consolidated statements of financial condition. As of December 31, 2014, there was a $3.4 million general partner obligation to return previously distributed carried interest income related to our funds recorded in due to affiliates in the consolidated statement of financial condition. Carried interest receivable is reported on a separate line item within the consolidated statements of financial condition.

The following table summarizes our carried interest income since inception for our combined segments through December 31, 2014:

	Carried Interest Income Since Inception (1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of December 31, 2014(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VII	$288.2	$2,862.1	$3,150.3	$—	$917.7
Fund VI	183.4	1,580.1	1,763.5	—	1,246.1
Fund V	3.2	1,455.0	1,458.2	—	33.0
Fund IV	5.6	597.2	602.8	—	5.6
AAA/Other(5)	191.5	144.9	336.4	—	194.8
Total Private Equity Funds	671.9	6,639.3	7,311.2	—	2,397.2
Credit Funds:
U.S. Performing Credit	54.1	756.8	810.9	2.5	149.5
Opportunistic Credit(6)	16.1	183.7	199.8	0.9	48.4
Structured Credit	36.1	30.8	66.9	—	38.3
European Credit	8.4	67.5	75.9	—	67.9
Non-Performing Loans	141.6	155.1	296.7	—	170.4
Total Credit Funds	256.3	1,193.9	1,450.2	3.4	474.5
Real Estate Funds:
CPI Funds	1.5	5.8	7.3	—	2.2
AGRE U.S. Real Estate Fund, L.P.	11.4	2.7	14.1	—	11.1
Other	7.2	0.6	7.8	—	7.8
Total Real Estate Funds	20.1	9.1	29.2	—	21.1
Total	$948.3	$7,842.3	$8,790.6	$3.4	$2,892.8

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.21 as of December 31, 2014.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on December 31, 2014. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at December 31, 2014. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on December 31, 2014. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds' management agreement.

(5)
Includes $121.5 million of carried interest receivable from AAA Investments which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding.

(6)	Amounts exclude AINV, as carried interest income from this entity is not subject to contingent repayment.

Expenses

Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the carried interest income earned from private equity, credit and real estate funds and compensation expense associated with the vesting of non-cash equity-based awards.
Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds. All payments for services rendered by our Managing Partners prior to the 2007 Reorganization have been accounted for as partnership distributions rather than compensation and benefits expense. See note 1 to our consolidated financial statements for further discussion of the 2007 Reorganization. Subsequent to the 2007 Reorganization, our Managing Partners are considered employees of Apollo. As such, payments for services made to these individuals, including the expense associated with the AOG Units described below, have been recorded as compensation expense. The AOG Units were granted to the Managing Partners and Contributing Partners at the time of the 2007 Reorganization, as discussed in note 1 to our consolidated financial statements.
In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real estate funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real estate carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 17 to our consolidated financial statements for further discussion of indemnification.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA restricted depositary units ("RDUs"), or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, AHL Awards (as defined in note 16 to our consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 16 to our consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the 2007 AMH Credit Agreement, the 2013 AMH Credit Facilities and the 2024 Senior Notes as discussed in note 14 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.
Other Income (Loss)
Net Gains (Losses) from Investment Activities. The performance of the consolidated Apollo funds has impacted our net gains (losses) from investment activities. Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening reporting date and the closing reporting date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. For results of AAA, a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the consolidated statements of operations. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our consolidated financial statements.
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
Other Income (Losses), Net. Other income (losses), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 17 to our consolidated financial statements), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
Income Taxes. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to New York City unincorporated business taxes ("NYC UBT"), and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 57.7% and 61.0% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2014 and 2013, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97.5% and 97.4% ownership interests held by limited partners in AAA as of December 31, 2014 and 2013, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
The authoritative guidance for Non-Controlling Interests in the consolidated financial statements requires reporting entities to present Non-Controlling Interest as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the Non-Controlling Interest holders on the Company’s consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the Company’s consolidated statements of changes in shareholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2014, 2013, and 2012. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Year Ended December 31,		Amount Change	Percentage Change	Year Ended December 31,		Amount Change	Percentage Change
	2014	2013			2013	2012
	(dollars in thousands)				(dollars in thousands)
Revenues:
Advisory and transaction fees from affiliates, net	$315,587	$196,562	$119,025	60.6%	$196,562	$149,544	$47,018	31.4%
Management fees from affiliates	850,441	674,634	175,807	26.1	674,634	580,603	94,031	16.2
Carried interest income from affiliates	394,055	2,862,375	(2,468,320)	(86.2)	2,862,375	2,129,818	732,557	34.4
Total Revenues	1,560,083	3,733,571	(2,173,488)	(58.2)	3,733,571	2,859,965	873,606	30.5
Expenses:
Compensation and benefits:
Equity-based compensation	126,320	126,227	93	0.1	126,227	598,654	(472,427)	(78.9)
Salary, bonus and benefits	338,049	294,753	43,296	14.7	294,753	274,574	20,179	7.3
Profit sharing expense	276,190	1,173,255	(897,065)	(76.5)	1,173,255	872,133	301,122	34.5
Total Compensation and Benefits	740,559	1,594,235	(853,676)	(53.5)	1,594,235	1,745,361	(151,126)	(8.7)
Interest expense	22,393	29,260	(6,867)	(23.5)	29,260	37,116	(7,856)	(21.2)
Professional fees	82,030	83,407	(1,377)	(1.7)	83,407	64,682	18,725	28.9
General, administrative and other	97,663	98,202	(539)	(0.5)	98,202	87,961	10,241	11.6
Placement fees	15,422	42,424	(27,002)	(63.6)	42,424	22,271	20,153	90.5
Occupancy	40,427	39,946	481	1.2	39,946	37,218	2,728	7.3
Depreciation and amortization	45,069	54,241	(9,172)	(16.9)	54,241	53,236	1,005	1.9
Total Expenses	1,043,563	1,941,715	(898,152)	(46.3)	1,941,715	2,047,845	(106,130)	(5.2)
Other Income:
Net gains from investment activities	213,243	330,235	(116,992)	(35.4)	330,235	288,244	41,991	14.6
Net gains (losses) from investment activities of consolidated variable interest entities	22,564	199,742	(177,178)	(88.7)	199,742	(71,704)	271,446	NM
Income from equity method investments	53,856	107,350	(53,494)	(49.8)	107,350	110,173	(2,823)	(2.6)
Interest income	10,392	12,266	(1,874)	(15.3)	12,266	9,693	2,573	26.5
Other income, net	60,592	40,114	20,478	51.0	40,114	1,964,679	(1,924,565)	(98.0)
Total Other Income	360,647	689,707	(329,060)	(47.7)	689,707	2,301,085	(1,611,378)	(70.0)
Income before income tax provision	877,167	2,481,563	(1,604,396)	(64.7)	2,481,563	3,113,205	(631,642)	(20.3)
Income tax provision	(147,245)	(107,569)	(39,676)	36.9	(107,569)	(65,410)	(42,159)	64.5
Net Income	729,922	2,373,994	(1,644,072)	(69.3)	2,373,994	3,047,795	(673,801)	(22.1)
Net income attributable to Non-controlling Interests	(561,693)	(1,714,603)	1,152,910	(67.2)	(1,714,603)	(2,736,838)	1,022,235	(37.4)
Net Income Attributable to Apollo Global Management, LLC	$168,229	$659,391	$(491,162)	(74.5)%	$659,391	$310,957	$348,434	112.1%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Revenues
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.
Advisory and transaction fees from affiliates, net, increased by $119.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was attributable to an increase in the credit segment of $140.5 million offset by a decrease in the private equity segment of $20.1 million. The increase in the credit segment was primarily attributable to an increase in monitoring fees from Athene of $118.5 million as a result of Athene's acquisition of Aviva USA. The decrease in the private equity segment was primarily attributable to lower net advisory fees due to the realization of underlying investments, termination fees and waived fees related to debt investment vehicles, Taminco, Realogy and Caesars Entertainment that occurred during the year ended December 31, 2013 and lower net transaction fees earned for the year ended December 31, 2014 compared to 2013. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the applicable limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates, Net” for a description of how the Management Fee Offsets are calculated.
Management fees from affiliates increased by $175.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to an increase in management fees earned by our credit and private equity segments of $146.3 million and $30.2 million, respectively. The primary driver of the increase in management fees earned from the credit funds was an increase in management fees earned from Athene of $126.1 million during the year ended December 31, 2014 as compared to the same period in 2013 as a result of Athene's acquisition of Aviva USA. The primary driver of the increase in management fees earned form the private equity funds was an increase in management fees earned from Fund VIII in the amount of $126.4 million during the year ended December 31, 2014, partially offset by decreased management fees earned from Fund VII of $92.9 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period.
Carried interest income from affiliates decreased by $2.5 billion for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to decreased carried interest income from Fund VI, Fund VII, AAA Investments (Co-Invest VI), L.P. ("AAA Co-Invest VI"), COF I, certain sub-advisory arrangements, SOMA, and EPF I of $1.3 billion, $850.1 million, $121.7 million, $46.2 million, $42.3 million, $38.8 million and $25.7 million, respectively.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Advisory and transaction fees from affiliates, net, increased by $47.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This was attributable to an increase in advisory and transaction fees, net in the credit segment of $87.1 million, offset by a decrease in advisory and transaction fees, net in the private equity segment of $43.4 million. During the year ended December 31, 2013, gross and net advisory fees, including directors’ fees, were $213.3 million and $140.0 million, respectively, and gross and net transaction fees were $133.5 million and $56.6 million, respectively. During the year ended December 31, 2012, gross and net advisory fees, including directors’ fees, were $152.1 million and $66.3 million, respectively, and gross and net transaction fees were $176.7 million and $88.5 million, respectively. The net transaction and advisory fees were further offset by $5.2 million and $5.3 million in broken deal costs during the years ended December 31, 2013 and 2012, respectively, primarily relating to Fund VII.
Management fees from affiliates increased by $94.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to an increase in management fees earned by our credit, private equity and real estate segments of $92.8 million, $7.8 million and $7.1 million, respectively, as a result of corresponding increases in the net assets managed and Fee-Generating invested capital with respect to these segments during the period. Part of the increase in management fees earned from the credit funds was attributable to an increase of $13.6 million of fees earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation.
Carried interest income from affiliates increased by $732.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increased carried interest income driven by increases in the fair value of portfolio investments held by certain funds and certain co-invest vehicles, primarily Fund VI, Fund VII, AAA Co-Invest VI, SOMA and EPF I which had increased carried interest income of $548.1 million, $242.4 million, $115.7 million, $40.0 million and $34.5 million, respectively. This was offset by COF I, COF II, certain CLOs and Fund V, which had decreased carried interest income of $100.1 million, $48.3 million, $44.5 million and $34.8 million, respectively, during the year ended December 31, 2013 as compared to the same period in 2012. The remaining change was attributable to an overall increase in the fair value of portfolio investments of the other funds, which generated increased carried interest income of $17.5 million during the period. Part of the change in carried interest income from affiliates was attributable to a decrease in carried interest income of $37.9 million earned from consolidated VIEs which are included in the credit segment results but were eliminated in consolidation during the year ended December 31, 2013 as compared to the same period in 2012.
Expenses
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Compensation and benefits decreased by $853.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a decrease in profit sharing expense of $897.1 million due to lower carried interest income during the year ended December 31, 2014 as compared to the year ended December 31, 2013. In any year the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period. During the year ended December 31, 2014, the fair value of Fund VII’s underlying fund investments appreciated while Fund VI's underlying fund investments depreciated, which contributed to an increased profit sharing percentage compared to the year ended December 31, 2013. Included within profit sharing expense was $62.0 million and $62.4 million related to the Incentive Pool (as defined below) for the year ended December 31, 2014 and 2013, respectively. The Incentive Pool is separate from the fund related profit sharing expense and, as described below, may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter. The decrease in profit sharing expense was offset by an increase in salary, bonus and benefits of $43.3 million during the year ended December 31, 2014.
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
Interest expense decreased by $6.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement during the year ended December 31, 2014 as compared to the same period in 2013 (see note 14 to our consolidated financial statements).

Placement fees decreased by $27.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to decreases in placement fees with respect to EPF II and Fund VIII of $14.1 million and $13.2 million, respectively, during the year ended December 31, 2014 as compared to the same period in 2013.
Depreciation and amortization expense decreased by $9.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to lower amortization of intangible assets during the year ended December 31, 2014 as compared to the year ended December 31, 2013 as certain intangible assets were fully amortized in 2014.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Compensation and benefits decreased by $151.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a reduction of equity-based compensation by $472.4 million, specifically the amortization of AOG Units which decreased by $450.9 million due to the expiration of the vesting period for the Managing Partners in June 2013. This was partially offset by an increase in profit sharing expense of $301.1 million as a result of the favorable performance of certain of our private equity and credit funds during the period. Included in profit sharing expense was $62.4 million and $62.1 million of expenses related to the Incentive Pool (as defined below) for the year ended

December 31, 2013 and 2012, respectively. In addition, salary, bonus and benefits increased by $20.2 million as a result of an increase in headcount during the period as compared to the same period in 2012.
Interest expense decreased by $7.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to decreased interest expense related to expiring of interest rate swaps and a lower margin rate on the 2007 AMH Credit Agreement during the year ended December 31, 2013 as compared to the same period in 2012.
Professional fees increased by $18.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was attributable to higher legal and consulting fees incurred during the year ended December 31, 2013, as compared to the same period in 2012 due to the continued expansion of our global investment platform.
General, administrative and other expenses increased by $10.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to an increase in costs associated with the launch of new funds, increased travel, information technology, recruiting and other expenses incurred during the year ended December 31, 2013 as compared to the same period in 2012.
Placement fees increased by $20.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to $15.4 million related to the launch of Fund VIII during the year ended December 31, 2013.
Occupancy expense increased by $2.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to additional expenses incurred from the extension of existing leases along with additional office space leased as a result of the increase in our headcount to support the expansion of our global investment platform during the year ended December 31, 2013 as compared to the same period in 2012.
Other Income (Loss)
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net gains from investment activities decreased by $117.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a $137.9 million decrease in net unrealized gains related to changes in the fair value of investments held by AAA, offset by a decrease in losses on the investment in HFA Holdings Limited ("HFA") of $21.4 million (see note 4 to the consolidated financial statements).
Net gains from investment activities of consolidated VIEs decreased by $177.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was primarily attributable to a $238.5 million net loss from investment activities for the year ended December 31, 2014 as compared to a $54.2 million net gain from investment activities for the year ended December 31, 2013. The decrease was also driven by a $7.8 million decrease in interest and other income and a $74.6 million increase in other expenses for the year ended December 31, 2014 as compared to the same period in 2013. These changes were offset by a $102.5 million net gain from debt for the year ended December 31, 2014 as compared to a $95.4 million net loss from debt for the year ended December 31, 2013.
Income from equity method investments decreased by $53.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily driven by lower appreciation in the net asset value of entities in which the Company has a direct interest for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Fund VI and Fund VII had the most significant impact and together had a reduction of $53.9 million of income from equity method investments during the year ended December 31, 2014 as compared to the same period in 2013.
Interest income decreased by $1.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to the decrease of payment-in-kind interest income as a result of the sale of the Company's investment in HFA during July 2014 as compared to the same period in 2013 (see note 4 to the consolidated financial statements).
Other income, net increased by $20.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a gain from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 resulting from changes in projected income estimates and in estimated tax rates (see note 17 to our consolidated financial statements) and a gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower (see note 18 to our consolidated financial statements) during the period. These increases were offset by losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net gains from investment activities increased by $42.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a $54.3 million increase in net unrealized gains related to changes in the fair value of AAA Investments’ portfolio investments, partially offset by an $11.5 million decrease in unrealized gains related to the change in the fair value of the investment in HFA during the year ended December 31, 2013 as compared to the same period in 2012.
Net gains (losses) from investment activities of consolidated VIEs increased by $271.4 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a decrease in net realized and unrealized losses relating to the debt held by the consolidated VIEs of $402.3 million and higher interest and other income of $92.7 million during the period. This was offset by a decrease in the fair values of investments held by the consolidated VIEs of $191.9 million and an increase in other expenses of $31.7 million during the year ended December 31, 2013 as compared to the same period in 2012.
Income from equity method investments decreased by $2.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily driven by changes in the fair values of certain Apollo funds in which the Company has a direct interest. Fund VII, COF I and EPF I had the most significant impact and together generated $81.9 million of income from equity method investments during the year ended December 31, 2013 as compared to a $84.2 million of income from equity method investments during the year ended December 31, 2012, resulting in a net decrease of $2.3 million.
Other income, net decreased by $1,924.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a gain on acquisition of $1,951.1 million recorded on the Stone Tower acquisition during April 2012. See note 3 to our consolidated financial statements for further discussion of the Stone Tower acquisition. The remaining offset was primarily attributable to income related to the reduction of the tax receivable agreement liability due to a change in estimated tax rates, and an unrealized gain on Athene related derivative contracts (see note 17 to our consolidated financial statements) during the year ended December 31, 2012 as compared to the same period in 2011. See note 12 to our consolidated financial statements for a complete summary of other income, net, for the years ended December 31, 2013 and 2012.
Income Tax Provision
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Income tax provision increased by $39.7 million primarily due to an increase in management business income subject to corporate level taxation. There was also a reduction of the Company’s blended state tax rate which caused the Company to reduce its deferred tax assets and increased income tax expense. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 16.8% and 4.3% for the years ended December 31, 2014 and 2013, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) amortization of AOG Units that are non-deductible for income tax purposes which were fully amortized as of June 30, 2013; and (iv) state and local income taxes including NYC UBT.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The income tax provision increased by $42.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. As discussed in note 13 to our consolidated financial statements, the Company’s income tax provision primarily relates to the earnings generated by APO Corp., a wholly-owned subsidiary of Apollo Global Management, LLC that is subject to U.S. federal, state and local taxes. APO Corp. had taxable income of $209.5 million and $130.8 million for the year ended December 31, 2013 and 2012, respectively, after adjusting for permanent tax differences. The $78.7 million change in income before taxes resulted in increased federal, state and local taxes of $42.6 million during the period utilizing a marginal corporate tax rate and adjusting the estimated rate of tax Apollo expects to pay in the future. This was partially offset by a decrease in the income tax provision of $0.5 million which primarily resulted from a decrease in the NYC UBT, as well as taxes on foreign subsidiaries.

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
AAA(1)	$(196,964)	$(331,504)	(278,454)
Interest in management companies and a co-investment vehicle(2)	(13,186)	(18,872)	(7,307)
Other consolidated entities	(17,590)	43,357	50,956
Net income attributable to Non-Controlling Interests in consolidated entities	(227,740)	(307,019)	(234,805)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	70,729	(149,934)	(1,816,676)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(404,682)	(1,257,650)	(685,357)
Net Income attributable to Non-Controlling Interests	$(561,693)	$(1,714,603)	$(2,736,838)
Net income (loss) attributable to Appropriated Partners’ Capital(4)	(70,729)	149,934	1,816,676
Other Comprehensive (income) loss attributable to Non-Controlling Interests	591	(41)	(2,010)
Comprehensive Income Attributable to Non-Controlling Interests	$(631,831)	$(1,564,710)	$(922,172)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests' ownership percentage in AAA, which was approximately 97.5%, 97.4% and 97.3% as of December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, 2013 and 2012, Apollo owned approximately 2.5%, 2.6% and 2.7% of AAA, respectively.

(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit funds.

(3)	Reflects net (income) loss of the consolidated CLOs classified as VIEs.

(4)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to Non-Controlling Interests on the consolidated statements of comprehensive income.

Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$729,922	$2,373,994	$3,047,795
Net income attributable to Non-Controlling Interests in consolidated entities	(157,011)	(456,953)	(2,051,481)
Net income after Non-Controlling Interests in consolidated entities	572,911	1,917,041	996,314
Adjustments:
Income tax provision(1)	147,245	107,569	65,410
NYC UBT and foreign tax provision(2)	(10,995)	(10,334)	(10,889)
Net (income) loss in non-Apollo Operating Group entities	(31,150)	(11,774)	948
Total adjustments	105,100	85,461	55,469
Net income after adjustments	678,011	2,002,502	1,051,783
Approximate weighted average ownership percentage of Apollo Operating Group	57.8%	61.0%	64.9%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$404,682	$1,257,650	$685,357

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

Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, ENI, for our private equity segment, further broken out by our "management" and "incentive" businesses, for the years ended December 31, 2014, 2013 and 2012, respectively.

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates, net	$58,241	$—	$58,241	$78,371	$—	$78,371	$121,744	$—	$121,744
Management fees from affiliates	315,069	—	315,069	284,833	—	284,833	277,048	—	277,048
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	—	(1,196,093)	(1,196,093)	—	454,722	454,722	—	854,919	854,919
Realized gains	—	1,428,076	1,428,076	—	2,062,525	2,062,525	—	812,616	812,616
Total Revenues	373,310	231,983	605,293	363,204	2,517,247	2,880,451	398,792	1,667,535	2,066,327
Expenses:
Compensation and Benefits:
Equity-based compensation	49,526	—	49,526	31,967	—	31,967	31,213	—	31,213
Salary, bonus and benefits	96,689	—	96,689	109,761	—	109,761	104,068	—	104,068
Profit sharing expense	—	178,373	178,373	—	1,030,404	1,030,404	—	726,874	726,874
Total compensation and benefits	146,215	178,373	324,588	141,728	1,030,404	1,172,132	135,281	726,874	862,155
Other expenses	78,735	—	78,735	112,525	—	112,525	83,311	—	83,311
Total Expenses	224,950	178,373	403,323	254,253	1,030,404	1,284,657	218,592	726,874	945,466
Other Income:
Income from equity method investments	—	30,418	30,418	—	78,811	78,811	—	74,038	74,038
Other income, net	12,976	1,617	14,593	13,006	1,695	14,701	4,653	—	4,653
Total Other Income	12,976	32,035	45,011	13,006	80,506	93,512	4,653	74,038	78,691
Economic Net Income	$161,336	$85,645	$246,981	$121,957	$1,567,349	$1,689,306	$184,853	$1,014,699	$1,199,552

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

	For the Year Ended December 31,				For the Year Ended December 31,
	2014	2013	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates, net	$58,241	$78,371	$(20,130)	(25.7)%	$78,371	$121,744	$(43,373)	(35.6)%
Management fees from affiliates	315,069	284,833	30,236	10.6	284,833	277,048	7,785	2.8
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	(1,196,093)	454,722	(1,650,815)	NM	454,722	854,919	(400,197)	(46.8)
Realized gains	1,428,076	2,062,525	(634,449)	(30.8)	2,062,525	812,616	1,249,909	153.8
Total carried interest income from affiliates	231,983	2,517,247	(2,285,264)	(90.8)	2,517,247	1,667,535	849,712	51.0
Total Revenues	605,293	2,880,451	(2,275,158)	(79.0)	2,880,451	2,066,327	814,124	39.4
Expenses:
Compensation and benefits:
Equity-based compensation	49,526	31,967	17,559	54.9	31,967	31,213	754	2.4
Salary, bonus and benefits	96,689	109,761	(13,072)	(11.9)	109,761	104,068	5,693	5.5
Profit sharing expense	178,373	1,030,404	(852,031)	(82.7)	1,030,404	726,874	303,530	41.8
Total compensation and benefits expense	324,588	1,172,132	(847,544)	(72.3)	1,172,132	862,155	309,977	36.0
Other expenses	78,735	112,525	(33,790)	(30.0)	112,525	83,311	29,214	35.1
Total Expenses	403,323	1,284,657	(881,334)	(68.6)	1,284,657	945,466	339,191	35.9
Other Income:
Income from equity method investments	30,418	78,811	(48,393)	(61.4)	78,811	74,038	4,773	6.4
Other income, net	14,593	14,701	(108)	(0.7)	14,701	4,653	10,048	215.9
Total Other Income	45,011	93,512	(48,501)	(51.9)	93,512	78,691	14,821	18.8
Economic Net Income	$246,981	$1,689,306	$(1,442,325)	(85.4)%	$1,689,306	$1,199,552	$489,754	40.8%

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

Revenues
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Advisory and transaction fees from affiliates, net, decreased by $20.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to lower net advisory fees driven by the realization of underlying investments, termination fees and waived fees related to debt investment vehicles, EP Energy, Taminco, Realogy and Caesars Entertainment that occurred during the year ended December 31, 2013 and lower net transaction fees for the year ended December 31, 2014 compared to 2013.
Management fees from affiliates increased by $30.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily attributable to increased management fees earned from Fund VIII in the amount of $126.4 million during the year ended December 31, 2014. This increase was partially offset by decreased management fees earned from Fund VII of $92.9 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period.

Carried interest income from affiliates decreased by $2.3 billion for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to decreases in carried interest income earned from Fund VI and Fund VII of $1.3 billion and $850.1 million, respectively. Realized carried interest income decreased $634.4 million, driven by decreased realized carried interest with respect to Fund VI and Fund VII of $358.9 million and $261.0 million, respectively, primarily due to decreased dispositions of underlying portfolio investments held during the year as compared to the prior year. Unrealized carried interest income decreased by $1.7 billion during the year ended December 31, 2014, driven by decreases in unrealized carried interest income with respect to Fund VI and Fund VII of $941.4 million and $589.2 million, respectively. These decreases were a result of decreases in the fair value of portfolio investments of Fund VI and Find VII and reversals of unrealized carried interest income to realized carried interest income.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Advisory and transaction fees from affiliates, net, decreased by $43.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a decrease of $35.4 million in net transaction and termination fees driven by the portfolio company investments of Fund VI, AAA Investments and Fund VII. The net transaction and termination fees related to Fund VI and AAA Investments decreased by $17.9 million and $8.8 million, respectively, due to termination fees earned in 2012 from Realogy, Rexnord and Smart & Final, compared to zero termination fees earned during the year ended December 31, 2013. For the years ended December 31, 2013 and 2012, the net transaction and termination fees related to Fund VII were $42.2 million and $50.9 million, respectively, a decrease of $8.7 million. For 2012, the fees related to Fund VII were driven by net transaction fees earned from EP Energy LLC and Great Wolf Resorts of $42.4 million, whereas during 2013 the fees were driven by net transaction fees earned from McGraw-Hill Education of $14.8 million and net termination fees earned from Taminco and Constellium (formerly Alcan) of $20.6 million. Net advisory fees also decreased by $8.0 million mainly due to decreased monitoring fees earned from portfolio company investments of Fund VI and AAA Investments, which include Berry Plastics, CEVA Logistics, Momentive Performance Materials and Caesars Entertainment. Included in advisory and transaction fees from affiliates is $19.1 million and $0.5 million recognized as a reversal of the Management Fee Offset for Fund V and Fund IV, respectively, and $18.5 million of additional Management Fee Offsets related to director fees, net of director fee income.
Management fees from affiliates increased by $7.8 million for year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily attributable to Fund VIII, which launched in August 2013 and generated $65.0 million in management fees during the year ended December 31, 2013. The increase was also attributed to the Contributed Partnerships, which began earning fees in the fourth quarter 2012 as a result of the AAA Transaction and generated $10.3 million of management fees during the year ended December 31, 2013. See notes 4 and 17 to our consolidated financial statements for a complete summary of the AAA Transaction and fee arrangements related to management fees earned from the Contributed Partnerships. This increase was partially offset by decreased management fees earned from Fund VII of $42.4 million as a result of a change in the management fee rate and basis from capital commitments to invested capital due to the end of its investment period. Management fees earned from Fund VI also decreased by $8.3 million due to lower invested capital during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Carried interest income from affiliates increased by $849.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increases in carried interest income earned from Fund VI of $548.1 million, Fund VII of $242.4 million and AAA Co-Invest VI of $115.7 million, partially offset by a decrease of $34.8 million from Fund V. Included in carried interest income from affiliates was an increase of $1,249.9 million in realized gains mainly driven by increased dispositions of underlying portfolio investments held during the year by Fund VII, Fund VI, Fund V and AAA Co-Invest VI of $691.3 million, $466.3 million, $65.7 million and $37.9 million, respectively. The remaining change was attributable to a decrease in net unrealized carried interest income of $400.2 million mainly driven by Fund VII and Fund V of $449.0 million and $100.5 million, respectively, resulting from the reversal of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the year. Partly offsetting the decrease in net unrealized carried interest income were increases by Fund VI and AAA Co-Invest VI of $81.7 million and $77.7 million, respectively, due to increases in the fair values of the underlying portfolio investments held during the year.
Expenses
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Compensation and benefits expense decreased by $847.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a decrease in profit sharing expense of $852.0 million, due to lower carried interest income during the year ended December 31, 2014 as compared to the year ended December 31, 2013. In any year, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. During the year ended December 31, 2014, the fair value of Fund VII’s underlying fund investments appreciated while Fund VI's underlying fund investments depreciated, which contributed to an increased profit sharing percentage compared to the year ended December 31, 2013. This decrease was partially offset by increased equity-based compensation of $17.6 million, driven by non-cash expense related to equity-based compensation in connection with the departure of an executive officer during the year ended December 31, 2014. Included in profit sharing expense is $55.5 million and $46.0 million related to the Incentive Pool for the years ended December 31, 2014 and December 31, 2013, respectively.
Other expenses decreased by $33.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to decreased organizational expenses and legal and consulting fees, as well as a reduction in placement fees relating to Fund VIII.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Compensation and benefits expense increased by $310.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily a result of an increase of $303.5 million in profit sharing expense driven by an increase in carried interest income earned by certain of our private equity funds during the year. Also, salary, bonus and benefits and equity-based compensation increased by $5.7 million and $0.8 million, respectively, due to an increase in headcount during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Included in profit sharing expense is $46.0 million and $50.3 million related to the Incentive Pool for the years ended December 31, 2013 and 2012, respectively.
Other expenses increased by $29.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increased placement fees and organizational expenses incurred in connection with the capital raising activities for Fund VIII. Professional fees also increased due to higher external accounting, tax, audit, legal and consulting fees incurred during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Other Income
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Income from equity method investments decreased by $48.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily driven by lower appreciation in the net asset value, primarily from Apollo's ownership interests in Fund VI and Fund VII, in the amounts of $4.6 million and $49.3 million, respectively, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which was offset by an increase in the fair value of Apollo's ownership interest in AION in the amount of $5.8 million.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Income from equity method investments increased by $4.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was driven by increases in the fair values of our private equity investments held, primarily from Apollo's ownership interest in Fund VII, Vantium A/B, C and D and AAA Investments which in total contributed to increased income from equity method investments of $5.6 million during the year. The increase in income from equity method investments was partially offset by a decrease of $1.2 million from the equity investment held in AION for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Other income, net increased by $10.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and reduction of the tax receivable agreement liability due to a change in estimated tax rates. See note 17 to our consolidated financial statements for more information on the tax receivable agreement.

Credit
The following tables set forth segment statement of operations information and ENI for our credit segment, further broken out by our "management" and "incentive" businesses, for the years ended December 31, 2014, 2013 and 2012, respectively.

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:
Revenues:
Advisory and transaction fees from affiliates, net	$255,186	$—	$255,186	$114,643	$—	$114,643	$27,551	$—	$27,551
Management fees from affiliates	538,742	—	538,742	392,433	—	392,433	299,667	—	299,667
Carried interest income from affiliates:									—
Unrealized gains (losses) (1)	—	(156,644)	(156,644)	—	(56,568)	(56,568)	—	301,077	301,077
Realized gains	41,199	281,034	322,233	36,922	393,338	430,260	37,842	179,933	217,775
Total Revenues	835,127	124,390	959,517	543,998	336,770	880,768	365,060	481,010	846,070
Expenses:
Compensation and Benefits:
Equity-based compensation	48,737	—	48,737	24,167	—	24,167	26,988	—	26,988
Salary, bonus and benefits	210,546	—	210,546	153,056	—	153,056	139,895	—	139,895
Profit sharing expense	—	95,070	95,070	—	142,728	142,728	—	138,444	138,444
Total compensation and benefits	259,283	95,070	354,353	177,223	142,728	319,951	166,883	138,444	305,327
Other expenses	163,082	—	163,082	162,064	—	162,064	149,051	—	149,051
Total Expenses	422,365	95,070	517,435	339,287	142,728	482,015	315,934	138,444	454,378
Other Income:
Net gains (losses) from investment activities	—	9,062	9,062	—	(12,593)	(12,593)	—	(1,142)	(1,142)
Income from equity method investments	—	18,812	18,812	—	30,678	30,678	—	46,100	46,100
Other income, net	28,538	22,674	51,212	28,540	8,508	37,048	15,008	—	15,008
Total Other Income	28,538	50,548	79,086	28,540	26,593	55,133	15,008	44,958	59,966
Non-Controlling Interests	(12,688)	—	(12,688)	(13,985)	—	(13,985)	(8,730)	—	(8,730)
Economic Net Income	$428,612	$79,868	$508,480	$219,266	$220,635	$439,901	$55,404	$387,524	$442,928

(1)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $3.4 million in aggregate with respect to two of our credit funds. Included in unrealized carried interest income from affiliates for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA and APC, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to SOMA and APC of $1.2 million and $0.3 million, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

	For the Year Ended December 31,				For the Year Ended December 31,
	2014	2013	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Credit:
Revenues:
Advisory and transaction fees from affiliates, net	$255,186	$114,643	$140,543	122.6%	$114,643	$27,551	$87,092	316.1%
Management fees from affiliates	538,742	392,433	146,309	37.3	392,433	299,667	92,766	31.0
Carried interest income (loss) from affiliates:
Unrealized gains (losses) (1)	(156,644)	(56,568)	(100,076)	176.9	(56,568)	301,077	(357,645)	NM
Realized gains	322,233	430,260	(108,027)	(25.1)	430,260	217,775	212,485	97.6
Total carried interest income from affiliates	165,589	373,692	(208,103)	(55.7)	373,692	518,852	(145,160)	(28.0)
Total Revenues	959,517	880,768	78,749	8.9	880,768	846,070	34,698	4.1
Expenses:
Compensation and benefits
Equity-based compensation	48,737	24,167	24,570	101.7	24,167	26,988	(2,821)	(10.5)
Salary, bonus and benefits	210,546	153,056	57,490	37.6	153,056	139,895	13,161	9.4
Profit sharing expense	95,070	142,728	(47,658)	(33.4)	142,728	138,444	4,284	3.1
Total compensation and benefits	354,353	319,951	34,402	10.8	319,951	305,327	14,624	4.8
Other expenses	163,082	162,064	1,018	0.6	162,064	149,051	13,013	8.7
Total Expenses	517,435	482,015	35,420	7.3	482,015	454,378	27,637	6.1
Other Income:
Net gains (losses) from investment activities	9,062	(12,593)	21,655	NM	(12,593)	(1,142)	(11,451)	NM
Income from equity method investments	18,812	30,678	(11,866)	(38.7)	30,678	46,100	(15,422)	(33.5)
Other income, net	51,212	37,048	14,164	38.2	37,048	15,008	22,040	146.9
Total Other Income	79,086	55,133	23,953	43.4	55,133	59,966	(4,833)	(8.1)
Non-Controlling Interests	(12,688)	(13,985)	1,297	(9.3)	(13,985)	(8,730)	(5,255)	60.2
Economic Net Income	$508,480	$439,901	$68,579	15.6%	$439,901	$442,928	$(3,027)	(0.7)%

(1)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $3.4 million in aggregate with respect to two of our credit funds. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA and APC, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to SOMA and APC of $1.2 million and $0.3 million, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

Revenues
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Advisory and transaction fees from affiliates, net, increased by $140.5 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily driven by an increase in monitoring fees from Athene of $118.5 million as a result of Athene's acquisition of Aviva USA and an increase in net transaction fees with respect to EPF II and FCI II during the year ended December 31, 2014 compared to the same period in 2013.
Management fees from affiliates increased by $146.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to increases in management fees earned from Athene (as a result of Athene's acquisition of Aviva USA) and AINV of $126.1 million and $8.4 million, respectively, during the year ended December 31, 2014 compared to the same period in 2013.

Carried interest income from affiliates decreased by $208.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to decreased carried interest income related to COF I of $46.2 million, certain sub-advisory arrangements of $42.3 million, SOMA of $38.8 million, EPF I of $25.7 million, certain CLOs of $20.6 million, Apollo Offshore Credit Fund of $18.0 million, ACLF of $12.6 million, COF II of $11.4 million and Apollo Investment Europe II, L.P. ("AIE II") of $11.3 million during the year ended December 31, 2014 compared to the same period in 2013. These decreases were partially offset by increased carried interest income related to EPF II of $59.4 million. Included in carried interest income from affiliates was realized carried interest income which decreased $108.0 million primarily resulting from lower realizations from COF I of $127.4 million, COF II of $29.2 million, SOMA of $15.5 million, AIE II of $14.1 million and Apollo Offshore Credit Fund of $11.6 million, partially offset by increased realized carried interest income from EPF I of $100.1 million. Also included in carried interest income was unrealized carried interest income which decreased $100.1 million during the year ended December 31, 2014 compared to the same period in 2013, mainly driven by decreases with respect to EPF I of $125.8 million, certain sub-advisory arrangements of $39.1 million, certain CLOs of $34.7 million, SOMA of $23.2 million, partially offset by a decrease in unrealized carried interest losses with respect to COF I of $81.2 million and an increase in unrealized carried interest income with respect to EPF II of $59.4 million.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Advisory and transaction fees from affiliates, net, increased by $87.1 million, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Net advisory fees earned were $108.5 million and $21.5 million during the years ended December 31, 2013 and 2012, respectively, which was mainly driven by an increase in monitoring fees based on Athene capital and surplus fees of $91.1 million. Net transaction fees earned were $6.1 million and $6.0 million during the years ended December 31, 2013 and 2012, respectively. Advisory and transaction fees, including directors’ fees, are reported net of Management Fee Offsets which totaled $28.0 million and $26.6 million for the years ended December 31, 2013 and 2012, respectively, a decrease of $1.4 million.
Management fees from affiliates increased by $92.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increases in management fees earned from Athene, EPF II, certain CLOs, and ACF of $72.5 million, $14.0 million, $10.4 million, and $8.7 million, respectively during the year ended December 31, 2013 compared to the same period in 2012. The increase in management fees was partially offset by a $7.8 million decrease in fees generated from COF II and a $7.7 million decrease in fees generated from SVF, compared to the same period in 2012. The remaining change was attributable to other credit funds, collectively, which contributed to an increase of $2.7 million in management fees during the year ended December 31, 2013 compared to the same period in 2012.
Carried interest income from affiliates decreased by $145.2 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to lower carried interest income related to COF I of $100.1 million, COF II of $48.3 million, certain CLOs of $44.5 million, offset by higher carried interest income related to SOMA of $40.0 million and EPF I of $34.5 million for the year ended December 31, 2013 compared to 2012. Included in carried interest income from affiliates was realized carried interest income which increased by $212.5 million, primarily resulting from increased dividends, interest income, and dispositions of portfolio investments held by COF I of $79.0 million, EPF I of $33.0 million, certain CLOs of $29.4 million, SOMA of $17.4 million, and CLF of $17.1 million as compared to 2012. The remaining change was attributable to other credit funds, which in aggregate contributed to an increase of $36.6 million in realized carried interest income. The increase in realized carried interest income was offset by a $357.6 million decrease in net unrealized carried interest loss. This offset primarily resulted from reversals of unrealized carried interest income to realized carried interest income due to the realization of underlying portfolio investments held during the period by COF I, certain CLOs, CLF, and COF II.
Expenses
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Compensation and benefits expense increased by $34.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily due to an increase in salary, bonus and benefits of $57.5 million due to increased headcount and an increase in equity-based compensation of $24.6 million. The increase in equity-based compensation was driven by non-cash expense of $23.2 million related to equity-based compensation in connection with the departure of an executive officer during the year ended December 31, 2014 as compared to the same period in 2013. These increases were offset by a decrease in profit sharing expense of $47.7 million during the year ended December 31, 2014 as compared to the same period in 2013, primarily attributable to a corresponding decrease in carried interest income. Within our credit segment, the Company is seeking to further align total compensation for investment professionals with the profitability of the credit business as a whole rather than on a fund-by-fund basis.  As a result, the Company incurred approximately $22.0 million of additional profit sharing expense at the inception of the compensation plan during 2014. Additionally, included within profit sharing expense is the Incentive Pool, which resulted in additional profit sharing expense of $6.3 million and $16.3 million for the year ended December 31, 2014 and 2013, respectively.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Compensation and benefits expense increased by $14.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The change was primarily due to an increase in salary, bonus, and benefits of $13.2 million during the period, due to increased headcount, and an increase in profit-sharing expense of $4.3 million during the year ended December 31, 2013 as compared to the same period in 2012. Included in the profit sharing expense is the Incentive Pool, with expenses of $16.3 million and $11.8 million for the years ended December 31, 2013 and 2012, respectively.
Other expenses increased by $13.0 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The change was driven by a $7.1 million increase in placement fees mainly due to AIF, and a $5.0 million increase in professional fees attributable to higher legal and IT consulting fees during the year ended December 31, 2013 as compared to the same period in 2012.
Other Income
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net gains from investment activities of $9.1 million increased by $21.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 as a result of appreciation in the Company's investment in HFA during the year ended December 31, 2014 prior to the sale of the investment in HFA (see note 4 to the consolidated financial statements.)
Income from equity method investments decreased by $11.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I, EPF I, AIE II, COF III and Apollo Palmetto Strategic Partnership, L.P. which resulted in decreases in income from equity method investments of $6.1 million, $2.2 million, $1.8 million, $1.6 million and $1.1 million, respectively, during the year ended December 31, 2014 as compared to the same period in 2013.
Other income increased by $14.2 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, mainly due to a gain from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 resulting from changes in projected income estimates and estimated tax rates (see note 17 to our consolidated financial statements) and a gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower (see note 18 to our consolidated financial statements).
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net losses from investment activities increased by $11.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was related to an increase in unrealized loss resulting from the change in the fair value of the investment in HFA as of December 31, 2013 as compared to the same period in 2012.
Income from equity method investments decreased by $15.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily COF I and COF II, which resulted in decreases in income from equity method investments of $13.3 million, and $4.0 million, respectively, during the year ended December 31, 2013 as compared to the same period in 2012.
Other income increased by $22.0 million during the year ended December 31, 2013, as compared to December 31, 2012, primarily due to a reduction of the tax receivable agreement liability due to a change in estimated tax rates and a $8.5 million unrealized gain on Athene-related derivative contracts (see note 17 to our consolidated financial statements).

Real Estate
The following tables set forth our segment statement of operations information and ENI for our real estate segment, further broken out by our "management" and "incentive" businesses, for the years ended December 31, 2014, 2013 and 2012, respectively.

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Management	Incentive	Total	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates, net	$2,655	$—	$2,655	$3,548	$—	$3,548	$749	$—	$749
Management fees from affiliates	47,213	—	47,213	53,436	—	53,436	46,326		46,326
Carried interest income from affiliates:
Unrealized gains	—	4,951	4,951	—	4,681	4,681	—	10,401	10,401
Realized gains	—	3,998	3,998	—	541	541	—	4,673	4,673
Total Revenues	49,868	8,949	58,817	56,984	5,222	62,206	47,075	15,074	62,149
Expenses:
Compensation and Benefits:
Equity-based compensation	8,849	—	8,849	10,207	—	10,207	10,741	—	10,741
Salary, bonus and benefits	32,611	—	32,611	31,936	—	31,936	30,611	—	30,611
Profit sharing expense	—	2,747	2,747	—	123	123	—	6,815	6,815
Total compensation and benefits	41,460	2,747	44,207	42,143	123	42,266	41,352	6,815	48,167
Other expenses	23,784	—	23,784	27,620	—	27,620	24,270	—	24,270
Total Expenses	65,244	2,747	67,991	69,763	123	69,886	65,622	6,815	72,437
Other Income:
Income from equity method investments	—	5,675	5,675	—	3,722	3,722	—	982	982
Other income, net	3,584	—	3,584	2,402	—	2,402	1,271	—	1,271
Total Other Income	3,584	5,675	9,259	2,402	3,722	6,124	1,271	982	2,253
Economic Net Income (Loss)	$(11,792)	$11,877	$85	$(10,377)	$8,821	$(1,556)	$(17,276)	$9,241	$(8,035)

	For the Year Ended December 31,				For the Year Ended December 31,
	2014	2013	Amount Change	Percentage Change	2013	2012	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates, net	$2,655	$3,548	$(893)	(25.2)%	$3,548	$749	$2,799	373.7%
Management fees from affiliates	47,213	53,436	(6,223)	(11.6)	53,436	46,326	7,110	15.3
Carried interest income from affiliates:
Unrealized gains	4,951	4,681	270	5.8	4,681	10,401	(5,720)	(55.0)
Realized gains	3,998	541	3,457	NM	541	4,673	(4,132)	(88.4)
Total carried interest income from affiliates	8,949	5,222	3,727	71.4	5,222	15,074	(9,852)	(65.4)
Total Revenues	58,817	62,206	(3,389)	(5.4)	62,206	62,149	57	0.1
Expenses:
Compensation and Benefits:
Equity-based compensation	8,849	10,207	(1,358)	(13.3)	10,207	10,741	(534)	(5.0)
Salary, bonus and benefits	32,611	31,936	675	2.1	31,936	30,611	1,325	4.3
Profit sharing expense	2,747	123	2,624	NM	123	6,815	(6,692)	(98.2)
Total compensation and benefits	44,207	42,266	1,941	4.6	42,266	48,167	(5,901)	(12.3)
Other expenses	23,784	27,620	(3,836)	(13.9)	27,620	24,270	3,350	13.8
Total Expenses	67,991	69,886	(1,895)	(2.7)	69,886	72,437	(2,551)	(3.5)
Other Income:
Income from equity method investments	5,675	3,722	1,953	52.5	3,722	982	2,740	279.0
Other income, net	3,584	2,402	1,182	49.2	2,402	1,271	1,131	89.0
Total Other Income	9,259	6,124	3,135	51.2	6,124	2,253	3,871	171.8
Economic Net Income (Loss)	$85	$(1,556)	$1,641	NM	$(1,556)	$(8,035)	$6,479	(80.6)%
Revenues
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Advisory and transaction fees from affiliates, net, decreased by $0.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was attributable to a decrease in capital raised and invested and the realization of underlying investments for which transaction fees and exit fees, respectively, were earned during the year ended December 31, 2013.
Management fees decreased by $6.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in management fees was primarily due to decreased management fees from the CPI Funds for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Carried interest income from affiliates increased by $3.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to an increase in carried interest income relating to the AGRE U.S. Real Estate Fund, L.P. in the amount of $2.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Advisory and transaction fees from affiliates, net, increased by $2.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was attributable to additional capital raised and invested and the realization of underlying investments for which transaction fees and exit fees, respectively, were earned during the year.
Management fees increased by $7.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Of this increase, $2.4 million was due to management fees earned from certain sub-advisory agreements and $1.2 million due to fees earned from 2012 CMBS-I Fund, L.P. and 2012 CMBS-II Fund, L.P., which began generating fees in the third quarter of 2012. Additionally, during 2013, ARI invested additional capital and AGRE Debt Fund I, L.P. raised additional fee generating capital which resulted in higher management fees earned during the year of $5.6 million. The increase in management fees was partially offset by a decrease in management fees earned from the CPI Funds of $2.4 million as a result of the realization of underlying investments during the year ended December 31, 2013. Further offsetting the increase was a decrease of $0.5 million in management fees from AGRE U.S. Real Estate Fund, L.P. which generated higher management fees in 2012 due to new commitments to the fund for which the management fees were calculated retrospectively back to the initial closing date of the fund.

Carried interest income from affiliates decreased by $9.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a $5.7 million decrease in net unrealized carried interest income driven by a decrease in the fair values of the underlying portfolio investments for certain of the CPI Funds, partially offset by increases in the fair values of the underlying investments of AGRE U.S. Real Estate Fund, L.P. Also driving the change was a decrease in realized carried interest of $4.1 million from the CPI Funds during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Expenses
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Compensation and benefits increased by $1.9 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to an increase of $2.6 million in profit sharing expense, driven by the increase in carried interest income earned from our real estate funds, and a decrease in equity-based compensation of $1.4 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Other expenses decreased by $3.8 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily attributable to decreased legal fees and organizational expenses, offset by higher consulting fees and technology expenses.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Compensation and benefits decreased by $5.9 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to a decrease in profit sharing expense of $6.7 million driven by the decreased carried interest income earned from our real estate funds during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was partially offset by an increase of $1.3 million in salary, bonus and benefits mainly driven by an increase in headcount during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Other expenses increased by $3.4 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to increased professional fees of $3.4 million due to higher external accounting, tax, audit, legal and consulting fees incurred during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Also, general and administrative expenses increased by $1.8 million due to higher fund-related organizational expenses incurred during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was partially offset by a decrease in interest expense of $1.5 million due to the expiring of interest rate swaps and due to a lower margin rate on the 2007 AMH Credit Agreement during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Other Income
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Other income increased by $3.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was driven by an increase in income from equity method investments of $2.0 million due to an increase in the fair values of our real estate investments held, primarily from Apollo's ownership interest in ARI, and an increase in other income, net primarily due to a gain resulting from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 as a result of a change in projected income estimates and estimated tax rates (see note 17 to our consolidated financial statements).

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Income from equity method investments increased by $2.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily driven by an increase of $2.2 million in income from equity method investments in AGRE U.S. Real Estate Fund, L.P.
Other income, net increased by $1.1 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This change was primarily attributable to gains resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries and reduction of the tax receivable agreement liability due to a change in estimated tax rates. See note 17 in the consolidated financial statements for additional information on the tax receivable agreement.

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, ENI, for our management and incentive businesses for the years ended December 31, 2014, 2013 and 2012, respectively. ENI represents segment income (loss), excluding the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions (iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and (v) non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements. In addition, segment data excludes the assets, liabilities and operating results of the Apollo funds and consolidated VIEs that are included in the consolidated financial statements. ENI is not a U.S. GAAP measure.

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

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates, net	$316,082	$196,562	$150,044
Management fees from affiliates	901,024	730,702	623,041
Carried interest income from affiliates	41,199	36,922	37,842
Total Revenues	1,258,305	964,186	810,927
Expenses:
Equity-based compensation	107,112	66,341	68,942
Salary, bonus and benefits	339,846	294,753	274,574
Interest expense	22,394	29,260	37,116
Professional fees(1)	80,607	82,448	63,250
General, administrative and other(2)	96,485	97,085	86,550
Placement fees	15,422	42,424	22,271
Occupancy	40,511	39,946	37,218
Depreciation and amortization	10,182	11,046	10,227
Total Expenses	712,559	663,303	600,148
Other Income:
Interest income	9,194	10,763	8,149
Other income, net	35,904	33,185	12,783
Total Other Income	45,098	43,948	20,932
Non-Controlling Interests	(12,688)	(13,985)	(8,730)
Economic Net Income	$578,156	$330,846	$222,981

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

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

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Incentive Business
Revenues:
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	$(1,347,786)	$402,835	$1,166,397
Realized gains	1,713,108	2,456,404	997,222
Total Revenues	365,322	2,859,239	2,163,619
Expenses:
Compensation and Benefits:
Profit sharing expense:
Unrealized profit sharing expense(2)	(506,026)	195,298	426,098
Realized profit sharing expense	782,216	977,957	446,035
Total Profit Sharing Expense	276,190	1,173,255	872,133
Other Income:
Other income, net	24,291	10,203	—
Net gains (losses) from investment activities(3)	9,062	(12,593)	(1,142)
Income from equity method investments	54,905	113,211	121,120
Total Other Income	88,258	110,821	119,978
Economic Net Income	$177,390	$1,796,805	$1,411,464

(1)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $3.4 million in aggregate with respect to two of our credit funds. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income to SOMA and APC, respectively. Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million with respect to SOMA and APC, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

(2)
Included in unrealized profit sharing expense for the year ended December 31, 2012 was a reversal of the entire receivable from Contributing Partners and certain employees of $22.1 million due to the reversal of the general partner obligation to return previously distributed carried interest income with respect to Fund VI.

(3)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of ENI to Net Income Attributable to Apollo Global Management, LLC reported in our consolidated statements of operations:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues	$1,623,627	$3,823,425	$2,974,546
Expenses	988,749	1,836,558	1,472,281
Other income	133,356	154,769	140,910
Non-Controlling Interests	(12,688)	(13,985)	(8,730)
Economic Net Income	755,546	2,127,651	1,634,445
Non-cash charges related to equity-based compensation	(502)	(59,847)	(529,712)
Income tax provision	(147,245)	(107,569)	(65,410)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(404,682)	(1,257,650)	(685,357)
Amortization of intangible assets	(34,888)	(43,194)	(43,009)
Net Income Attributable to Apollo Global Management, LLC	$168,229	$659,391	$310,957

Summary of Distributable Earnings and Economic Net Income

"Distributable Earnings," or "DE," as well as "DE After Taxes and Related Payables", are derived from our segment reported results, and are supplemental measures to assess performance and amounts available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the affiliated funds. DE, which is a component of ENI, is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo's transaction advisory services agreement with Athene), (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability, (iii) realized carried interest income, and (iv) realized investment income, less (i) compensation expense, excluding the expense related to equity-based awards, (ii) realized profit sharing expense, and (iii) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.
The following table is a summary of DE for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Management Business Economic Net Income	$578,156	$330,846	$222,981
Net realized carried interest income	930,892	1,478,447	551,187
Realized investment income(1)	63,951	107,615	66,063
Athene capital and surplus fees(2)	(228,331)	(110,132)	—
Reversal of tax receivable agreement liability(3)(5)	(32,182)	(13,038)	(3,937)
Equity-based compensation	107,112	66,341	68,942
Depreciation and amortization	10,182	11,046	10,227
Distributable Earnings	1,429,780	1,871,125	915,463
Taxes and related payables(4)	(73,565)	(41,151)	(40,800)
Distributable Earnings After Taxes and Related Payables	$1,356,215	$1,829,974	$874,663
Net unrealized carried interest income (loss)	(841,760)	207,537	740,299
Unrealized investment and other income (loss)	24,307	3,206	53,915
Add back: Athene capital and surplus fees(2)	228,331	110,132	—
Add back: Reversal of tax receivable agreement liability(3)(5)	32,182	13,038	3,937
Add back: Taxes and related payables(4)	73,565	41,151	40,800
Less: Equity-based compensation	(107,112)	(66,341)	(68,942)
Less: Depreciation and amortization	(10,182)	(11,046)	(10,227)
Total Economic Net Income	$755,546	$2,127,651	$1,634,445

(1)	Represents realized gains from our general partner investments in our funds and other balance sheet investments.

(2)
Represents monitoring fees paid by Athene to Apollo by delivery of common shares of Athene Holding, calculated based on Athene's capital and surplus, as defined in our transaction and advisory services agreement with Athene.

(3)	Represents gains resulting from reductions of the tax receivable agreement liability due to changes in projected income estimates and estimated tax rates.

(4)	Represents the estimated current corporate, local and Non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.

(5)
During the year ended December 31, 2014, the calculation of Distributable Earnings was revised to exclude the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability. The prior period financial data was recast to conform to the revised definition of Distributable Earnings. The difference in Distributable Earnings After Taxes and Related Payables under the revised definition as compared to the previous methodology was $13.0 million and $3.9 million for the year ended December 31, 2013 and 2012, respectively.

The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalents for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012

Distributable Earnings After Taxes and Related Payables	$1,356,215	$1,829,974	$874,663
Add back: Tax related payables attributable to common and equivalents	66,429	32,192	40,800
Distributable Earnings before certain payables(2)	1,422,644	1,862,166	915,463
Percent to common and equivalents	45%	42%	39%
Distributable Earnings before other payables attributable to common and equivalents	633,380	784,268	357,725
Less: Tax related payables attributable to common and equivalents	(66,429)	(32,192)	(40,800)
Distributable Earnings attributable to common and equivalents	566,951	752,076	316,925
Distributable Earnings per share of common and equivalent(3)	$3.13	$4.49	$2.02
Retained capital per share of common and equivalent(3)	(0.24)	(0.51)	(0.08)
Net distribution per share of common and equivalent(3)	$2.89	$3.98	$1.94

(1)	Common and equivalents refers to Class A shares and RSUs that participate in distributions.

(2)	Distributable Earnings before certain payables represents distributable earnings before the deduction for the estimated current corporate taxes and the payable under Apollo's tax receivable agreement.

(3)	Per share calculations are based on total Class A shares outstanding and RSUs that participate in distributions.

Summary of Fee-Related EBITDA and Fee-Related EBITDA + 100% of Net Realized Carried Interest

Fee-related EBITDA is a non-GAAP performance measure used to understand the performance of our operations and represents management business ENI (pre-tax), with amounts for equity-based compensation, interest expense and depreciation and amortization added to management business ENI. Fee-related EBITDA plus realized carried interest less realized profit sharing (referred to as “fee-related EBITDA +100% of net realized carried interest”) is a non-GAAP performance measure that combines operating results of the management business and incentive business. These performance measures are used to compare our current and potential debt service. See note 14 to our consolidated financial statements for more detail on our outstanding debt.

The table below sets forth fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest for the years ended December 31, 2014, 2013 and 2012, and a reconciliation of net income attributable to Apollo Global Management, LLC to ENI, fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest.

	Year Ended December 31,
	2014	2013	2012
Management Business Economic Net Income	$578,156	$330,846	$222,981
Equity-based compensation(1)	107,112	66,341	68,942
Interest expense	22,393	29,260	37,116
Depreciation and amortization(2)	10,182	11,046	10,227
Fee-Related EBITDA	717,843	437,493	339,266
Total realized carried interest	1,713,108	2,456,404	997,222
Total realized profit sharing expense	(782,216)	(977,957)	(446,035)
Net realized carried interest	930,892	1,478,447	551,187
Fee-Related EBITDA + 100% of Net Realized Carried Interest	1,648,735	1,915,940	890,453
Net unrealized carried interest (loss) income	(841,760)	207,537	740,299
Net investment income	88,258	110,821	119,978
Net interest expense	(22,393)	(29,260)	(37,116)
Depreciation and amortization(2)	(10,182)	(11,046)	(10,227)
Equity-based compensation(1)	(107,112)	(66,341)	(68,942)
Economic Net Income	755,546	2,127,651	1,634,445
Income tax provision	(147,245)	(107,569)	(65,410)
Net (income) attributable to non-controlling interests in Apollo Operating Group	(404,682)	(1,257,650)	(685,357)
Charges related to equity-based compensation(3)	(502)	(59,847)	(529,712)
Amortization of intangible assets	(34,888)	(43,194)	(43,009)
Net income attributable to Apollo Global Management, LLC	$168,229	$659,391	$310,957

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. Excludes equity-based compensation expense comprising amortization of AOG Units.

(2)	Includes amortization of leasehold improvements.

(3)	Includes amortization amounts related to AOG Units.

Liquidity and Capital Resources
Historical
Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical consolidated statements of cash flows reflects the cash flows of Apollo, as well as those of the consolidated Apollo funds.
The primary cash flow activities of Apollo are:

•	Generating cash flow from operations;

•	Making investments in Apollo funds;

•	Meeting financing needs through credit agreements; and

•	Distributing cash flow to equity holders and Non-Controlling Interests.
Primary cash flow activities of the consolidated Apollo funds and VIEs are:

•	Raising capital from their investors, which have been reflected historically as Non-Controlling Interests of the consolidated subsidiaries in our financial statements;

•	Using capital to make investments;

•	Generating cash flow from operations through distributions, interest and the realization of investments;

•	Distributing cash flow to investors; and

•	Issuing debt to finance investments (CLOs).
While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as follows:

	As of December 31, 2014		As of December 31, 2013
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.36%	$750,000	1.37%
2024 Senior Notes(1)	499,058	4.00	N/A	N/A
2014 AMI Term Facility(2)	16,204	2.34	N/A	N/A
2014 AMI Term Facility II(3)	18,752	1.93	N/A	N/A
Total Debt	$1,034,014		$750,000

(1) Includes impact of any amortization of note discount and interest rate hedge.
(2) On July 3, 2014, Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into a €13.4 million five year credit agreement (the “2014 AMI Term Facility”). Proceeds from the borrowing were used to fund the Company's investment in a CLO.
(3) On December 9, 2014, AMI entered into a €15.5 million five year credit agreement (the "2014 AMI Term Facility II"). Proceeds from the borrowing were used to fund the Company's investment in a CLO.

Additionally the 2013 AMH Credit Facilities provide for a $500 million revolving credit facility, which was undrawn as of December 31, 2014. See note 14 of our consolidated financial statements for information regarding the Company's debt arrangements.
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

Cash Flows
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012 are summarized and discussed within the table and corresponding commentary below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating Activities	$(372,917)	$1,134,458	$331,614
Investing Activities	13,432	2,651	(150,854)
Financing Activities	485,611	(1,005,023)	21,960
Net Increase in Cash and Cash Equivalents	$126,126	$132,086	$202,720
Operating Activities
Net cash used in operating activities was $372.9 million during the year ended December 31, 2014. During this period, there was $729.9 million in net income, to which $126.3 million of equity-based compensation and $83.7 million cash distributions of earnings from equity method investments were added to reconcile net income to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2014 included $8,509.4 million in proceeds from sales of investments held by consolidated VIEs, $113.4 million in net unrealized losses from investments held by the consolidated funds and VIEs, a $1,375.4 million decrease in carried interest receivable, a $169.8 million increase in other liabilities of Apollo funds and a $34.0 million increase in accounts payable and accrued expenses. These favorable cash adjustments were offset by $10,330.1 million of purchases of investments held by the consolidated VIEs, a $13.8 million increase in cash held at consolidated VIEs, a $24.9 million increase in other assets, a $252.3 million increase in due from affiliates, a $43.5 million increase in other assets of Apollo funds, a $79.9 million decrease in deferred revenue, $101.7 million in net realized gains on debt of the consolidated funds and VIEs, a $97.5 million decrease in due to affiliates, a $518.0 million decrease in profit sharing payable, and $53.9 million of income from equity method investments.
Net cash provided by operating activities was $1,134.5 million during the year ended December 31, 2013. During this period, there was $2,374.0 million in net income, to which $126.2 million of equity-based compensation and a $60.8 million change in fair value of contingent obligations were added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2013 included $8,422.2 million in proceeds from sales of investments held by the consolidated VIEs, a $27.3 million change in deferred revenue, $66.8 million of distributions from investment activities, a $232.5 million increase in net unrealized losses on debt, a $587.5 million change in cash held at consolidated VIEs, a $141.2 million increase in profit sharing payable and $109.1 million relating to cash distributions of earnings from equity method investments. These favorable cash adjustments were offset by $309.1 million in net unrealized gains from investments held by the consolidated funds and VIEs, $107.4 million of income from equity method investments, a $44.2 million decrease in due to affiliates, a $130.5 million decrease in due from affiliates, $137.1 million of net realized gains on debt, a $64.1 million change in other liabilities of Apollo funds, a $408.8 million increase in carried interest receivable and $9,841.8 million of purchases of investments held by the consolidated VIEs.
Net cash provided by operating activities was $331.6 million during the year ended December 31, 2012. During this period, there was $3,047.8 million in net income, to which $598.7 million of equity-based compensation and a $1,951.9 million gain on business acquisitions and non-cash expenses were added to reconcile net loss to net cash provided by operating activities. Additional adjustments to reconcile cash provided by operating activities during the year ended December 31, 2012 included $7,182.4 million in proceeds from sales of investments held by the consolidated VIEs, a $497.7 million increase in net unrealized losses on debt, a $361.6 million increase in profit sharing payable and $66.0 million relating to cash distributions of earnings from equity method investments. These favorable cash adjustments were offset by $458.0 million in net unrealized gains from investments held by the consolidated funds and VIEs, a $103.8 million decrease in due to affiliates, a $348.1 million change in cash held at consolidated VIEs, a $973.6 million increase in carried interest receivable and $7,525.5 million of purchases of investments held by the consolidated VIEs.
Investing Activities
Net cash provided by investing activities was $13.4 million for the year ended December 31, 2014, which was primarily comprised of $76.3 million of cash distributions received from equity method investments, $50.0 million of proceeds from sales of investments, primarily offset by $109.9 million of cash contributions to equity method investments. Additional adjustments to reconcile cash provided by investing activities were $5.9 million of purchases of fixed assets. Cash contributions to equity method investments were primarily related to Fund VIII, EPF II, COF III, AESI, ACSP and AION. Cash distributions from equity method investments were primarily related to Fund VII, Fund VIII, EPF I, EPF II and AION.
Net cash provided by investing activities was $2.6 million for the year ended December 31, 2013, which was primarily comprised of $107.2 million relating to cash distributions received from equity method investments offset by $98.4 million of cash contributions to equity method investments. Cash contributions to equity method investments were primarily related to Fund VII, Fund VIII, COF III, EPF I, EPF II, AESI, ACSP, AION, AGRE U.S. Real Estate Fund, L.P. and Apollo SPN Investments I, L.P. Cash distributions from equity method investments were primarily related to Fund VI, Fund VII, COF I, COF II, Vantium C, ACLF, AIE II, ACSP and EPF II.
Net cash used in investing activities was $150.8 million for the year ended December 31, 2012, which was primarily comprised of $11.3 million in purchases of fixed assets, $99.2 million relating to the acquisition of Stone Tower (see note 3 to our consolidated financial statements), $126.9 million of cash contributions to equity method investments, partially offset by $86.6 million of cash distributions from equity method investments. Cash contributions to equity method investments were primarily related to EPF I, EPF II, ASCP, Fund VII, AINV and AGRE U.S. Real Estate Fund, L.P. Cash distributions from equity method investments were primarily related to Fund VII, ACLF, AGRE U.S. Real Estate Fund, L.P., COF I, COF II, Artus, EPF I and EPF II.
Financing Activities
Net cash provided by financing activities was $485.6 million for the year ended December 31, 2014, which was primarily comprised of $4,225.5 million related to issuance of debt by consolidated VIEs, $534.0 million of issuance of debt by AMH, and $889.7 million in contributions from Non-Controlling Interests in consolidated VIEs. This amount was offset by $2,371.5 million in repayment of debt held by consolidated VIEs, $32.0 million related to satisfaction of tax receivable agreement liabilities, $250 million in principal repayments of debt, $816.4 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $506.0 million in distributions, $37.3 million in satisfaction of contingent obligations, $703.0 million in distributions paid to consolidated VIEs and $450.4 million of distributions paid to Non-Controlling Interests in consolidated VIEs.
Net cash used in financing activities was $1,005.0 million for the year ended December 31, 2013, which was primarily comprised of $2,747.0 million related to issuance of debt by consolidated VIEs, $750.0 million related to debt refinancing and $688.9 million in contributions from Non-Controlling Interests in consolidated variable interest entities. This amount was offset by $2,218.1 million in repayment of term loans by consolidated VIEs, $334.2 million in distributions to consolidated VIEs, $147.4 million of distributions paid to Non-Controlling Interests in consolidated VIEs, $975.5 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $584.5 million in distributions, $85.9 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs, $12.2 million in distributions to Non-Controlling Interests in consolidated entities, $737.8 million in principal repayments of debt and repurchases of debt, $30.4 million in satisfaction of tax receivable agreements, $67.5 million in satisfaction of contingent obligations and $62.3 million in purchases of AAA units.
Net cash provided by financing activities was $22.0 million for the year ended December 31, 2012, which was primarily comprised of $1,413.3 million related to issuance of debt by consolidated VIEs and $4.1 million in contributions from Non-Controlling Interests in consolidated entities. This amount was offset by $515.9 million in repayment of term loans by consolidated VIEs, $486.7 million in distributions by consolidated VIEs, $335.0 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group, $202.4 million in distributions, $26.0 million related to employee tax withholding payments in connection with deliveries of Class A shares in settlement of RSUs, $8.8 million in distributions to Non-Controlling Interests in consolidated entities and $102.1 million in purchases of AAA units.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the Company's manager during for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share amounts):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 10, 2012	$0.46	February 29, 2012	$58.1	$110.4		$168.5	$10.3
April 13, 2012	—	April 13, 2012	—	11.0		11.0	—
May 8, 2012	0.25	May 30, 2012	31.6	60.0		91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6		88.8	5.3
November 9, 2012	0.40	November 30, 2012	52.0	96.0		148.0	9.4
For the year ended December 31, 2012	$1.35		$172.9	$335.0		$507.9	$31.2
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5		176.1	10.2
September 11, 2014	—	September 11, 2014	—	12.4	(1)	12.4	—
October 30, 2014	0.73	November 21, 2014	119.0	162.6		281.6	15.5
December 15, 2014	—	December 15, 2014	—	25.2	(1)	25.2	—
For the year ended December 31, 2014	$3.11		$483.5	$816.4		$1,299.9	$72.1

(1)
On April 13, 2012, April 12, 2013, April 3, 2014, June 16, 2014, September 11, 2014 and December 15, 2014, the Company made a $0.05, $0.23, $0.22, $0.13, $0.06 and $0.11 distribution per AOG Unit, respectively, to the non-controlling interest holders in the Apollo Operating Group.

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
As of December 31, 2014, Fund VI's remaining investments and escrow cash were valued at 104% of the funds unreturned capital, which was below a specified return ratio of 115%.  As a result, Fund VI is required to place in escrow all current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation of Fund VI.

On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of December 31, 2014, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $95.9 million. Based on the Company's current estimates, the reduction of fees will extend until 2017 in order for CalPERS to receive the full benefit of this arrangement.
The Company granted approximately 7.0 million RSUs during the year ended December 31, 2014. The average estimated fair value per share on the grant date was $21.16, per RSU with a total fair value of the grants of $149.1 million at December 31, 2014. This will impact the Company’s compensation expense as these grants are amortized over their vesting term of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $62.5 million, $50.0 million, $31.3 million, $15.7 million, $13.0 million and $3.4 million during the years ended December 31, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.
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
Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partner of such funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, to the extent of their ownership interest, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the shareholders agreement dated July 13, 2007 (the "Managing Partner Shareholders Agreement”), we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group. See "Item 13. Certain Relationships and Related Party Transactions-Managing Partner Shareholders Agreement.”
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
On January 13, 2015, the Company issued 681,421 Class A shares in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 42.3% to 42.4%.
On February 5, 2015 the Company declared a cash distribution of $0.86 per Class A share, which will be paid on February 27, 2015 to holders of record on February 17, 2015.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of December 31, 2014, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $60.3 billion of total AUM as of December 31, 2014 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $12.6 billion, or approximately 20.9%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene.

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
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012, at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusts the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended). Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the consolidated statements of financial condition. For the years ended December 31, 2014, 2013 and 2012 Apollo earned $226.4 million, $107.9 million and $16.8 million, respectively, related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the consolidated statements of operations. As of December 31, 2014, Apollo had a $58.2 million receivable recorded in due from affiliates on the consolidated statements of financial condition. As of December 31, 2013, Apollo had a $116.4 million receivable, which was accounted for as a derivative recorded in due from affiliates on the consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments agreed to continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee terminated on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the “AAA Services Derivative”). In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act). Unsettled management fees pursuant to the Amended AAA Services Agreement will be recorded as due from affiliates in the consolidated statements of financial condition. As of December 31, 2014, Apollo had a $3.1 million receivable recorded in due from affiliates related to this management fee on the consolidated statements of financial condition. As of December 31, 2013, Apollo had a $14.3 million receivable related to this management fee, which was accounted for as a derivative recorded in due from affiliates on the consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the years ended December 31, 2014, 2013 and 2012 were $1.9 million, $2.2 million and $0.6 million, respectively, which are recorded in management fees from affiliates in the consolidated statements of operations.
Pursuant to the Amended AAA Services Agreement, in the event that AAA (1) makes a tender offer to all of its qualified unitholders in which AAA offers to purchase all of their equity interests in AAA, pay the consideration for such purchase with equivalent equity interests in a new vehicle, of which Apollo will serve as general partner, and transfer to such new investment vehicle a pro rata portion of the common shares of Athene Holding held by AAA Investments, unburdened by the unwind fee, and

(2) thereafter distributes all or any portion of the common shares of Athene Holding held by AAA (or disposes of such shares and distributes the proceeds thereof) to its unitholders, then AAA shall pay Apollo an unwind fee. The unwind fee is payable in pro rata increments to Apollo only when, as and if AAA distributes common shares of Athene Holding (or the proceeds thereof) to its unitholders and shall be equal to $20 million multiplied by the percentage of “net common shares” of Athene Holding held by AAA which are so distributed (or disposed of with the proceeds distributed) by AAA in 2015. There is no assurance that a AAA distribution will be made or that the unwind fee will be paid in 2015.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivatives, the Amended Athene Services Agreement and the Amended AAA Services Agreement together with the Athene Services Derivative and the AAA Services Derivative, met the definition of derivatives under U.S. GAAP. The Company had classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. After the settlement of the Athene Services Derivative and the AAA Services Derivatives the unsettled shares receivable recorded in due from affiliates related to the Amended Athene Services Agreement and the Amended AAA Services Agreement are valued at fair value based on the price of a common share of Athene Holding. The Company had classified the derivative and the shares receivable as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 6 for further discussion regarding fair value measurements.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the consolidated statements of operations. For the year ended December 31, 2013, there was $10.2 million of changes in market value recognized related to these derivatives.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the years ended December 31, 2014, 2013 and 2012, the Company recorded carried interest income less the related profit sharing expense of $14.6 million, $27.6 million and $35.3 million, respectively from AAA Investments, which is recorded in the consolidated statements of operations. As of December 31, 2014 and December 31, 2013, the Company had a $121.5 million and a $100.9 million carried interest receivable, respectively, related to AAA Investments. As of December 31, 2014 and December 31, 2013, the Company had a related profit sharing payable of $34.9 million and $28.8 million, respectively, recorded in profit sharing payable in the consolidated statements of financial condition.
For the years ended December 31, 2014, 2013 and 2012, Apollo earned revenues in the aggregate totaling $546.5 million, $435.1 million and $164.7 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene shares owned directly by Apollo, which is recorded in the consolidated statements of operations.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26. In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26. The Investment Partnership did not purchase any additional common shares of Athene Holding as part of the Athene Private Placement.
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

As part of its ongoing financial integration of Aviva USA, Athene identified material weaknesses in its internal controls over financial reporting for its U.S.     GAAP and statutory financials as of December 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If Athene fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results. In October 2014, Athene informed its shareholders, including the Company, that as part of its ongoing financial integration of Aviva USA and transition towards public company standards for financial controls, it anticipates that delivery of its GAAP financial statements for the quarter ended June 30, 2014 and September 30, 2014 will continue to be delayed. This delay will also cause Athene’s year end 2014 and first quarter 2015 GAAP financial statements to be delayed. As such, the Audit Committee of Athene has approved the extension of the delivery of these GAAP financial statements to June 30, 2015. On February 4, 2015, Athene informed its shareholders, including the Company, that Athene’s first quarter 2014 GAAP financial statements can no longer be relied upon and therefore these financial statements have been removed from the AAA website. Specifically, Athene discovered the need to change its calculations for reserve balances associated with its indexed products. As a result of this determination, Athene has begun a methodical process of restating their first quarter 2014 GAAP financial statements. The aforementioned delay in delivery of Athene’s 2014 GAAP financial statements and the announced restatement of Athene’s first quarter 2014 GAAP financial statements is not expected to have an impact on the Company’s previously issued financial statements. Athene has continued to meet all regulatory filing deadlines with regard to financial statements prepared in accordance with Statutory Accounting principles and expects to do so for the quarter ended December 31, 2014. As of December 31, 2014 the Company determined the value of its investment in Athene using an embedded value methodology. In doing so, the Company has given appropriate consideration to the control deficiencies and potential adjustments related to Athene and any potential impacts to the Company's financial statements. As the embedded value methodology is based on the projected future cash flows of the business rather than GAAP financials, the delay in the delivery of Athene’s GAAP financial statement will not have an impact on the Company's ability to prepare its financial statements. Based on the facts and circumstances as of the date of this report, the Company is not aware of any revisions to the financial statements as presented, or previously issued financial statements, and there is no impact to our ability to produce future financial statements.
See notes 4 and 17 to the consolidated financial statements for discussion regarding the Company’s ownership interest in AAA, AAA Investments and Athene.
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

Critical Accounting Policies
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in note 2 to our consolidated financial statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.
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
VIEs that qualify for the deferral of the amended consolidation rules because certain conditions are met, including if the entities have all the fundamental characteristics (and a number of the typical characteristics) of an investment company and are not securitization or asset-backed financing entities, will continue to apply the previous consolidation rules. VIEs that are securitization or asset-backed financing entities will apply the amended consolidation rules. Under both sets of rules, VIEs for which Apollo is determined to be the primary beneficiary are consolidated.
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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, and (v) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected losses or residual returns of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIEs' economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE.
Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net income attributable to Non-Controlling Interests in the consolidated statements of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIE’s note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIE’s assets and liabilities.
Assets and liabilities of the consolidated VIEs are shown in separate sections within the consolidated statements of financial condition as of December 31, 2014 and 2013.
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
Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. These criteria include, but are not limited to, the number and quality of the broker quotes, the standard deviations of the observed broker quotes, and the percentage deviation from independent pricing services.
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

The fair values of the investments in our private equity, credit and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in this Annual Report on Form 10-K. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.
Fair Value of Financial Instruments
U.S. GAAP guidance requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Except for the Company’s debt obligations (as described in note 14 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
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
Fair Value Option. Apollo elected the fair value option for the Company's investment in Athene Holding, the convertible notes issued by HFA and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo elected to separately present interest income from other changes in the fair value of the convertible notes in the consolidated statements of operations. See notes 4, 5 and 6 to our consolidated financial statements for further disclosure on the investments in Athene Holding, HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2014, the Company performed its annual impairment testing, and, as the fair value of each of the Company’s reporting units was in excess of its carrying value, there was no impairment of goodwill. Additionally, there was no impairment of indefinite-life intangible assets as of December 31, 2014.

Compensation and Benefits
Compensation and benefits include salaries, bonuses and benefits, profit sharing expense and equity-based compensation.
Salaries, Bonus and Benefits. Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are accrued over the related service period.
The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2014 and 2013.
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
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based awards consist of, or provide rights with respect to AOG Units, RSUs, share options, AHL Awards (as defined in note 16 to our consolidated financial statements) and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 16 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the years ended December 31, 2014, 2013 and 2012 are presented in the table below for Plan Grants:

	For the Year Ended December 31,
	2014	2013	2012
Distribution Yield(1)	14.3%	9.5%	8.4%
Cost of Equity Capital Rate(2)	12.3%	17.6%	17.6%

(1)	Calculated based on the historical distributions paid during the last twelve months and the Company's share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate equivalent to a cost of equity capital rate as of the valuation date, based on the Capital Asset Pricing Model ("CAPM"). CAPM is a commonly used mathematical model for developing expected returns.

For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 32.5%, 30.5% and 23.3% for the years ended December 31, 2014, 2013 and 2012, respectively.
We utilized the Finnerty Model to calculate a marketability discount on the Plan Grant and Bonus Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.
The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility, (iii) risk-free rate and (iv) dividend yield. The weighted average for the inputs utilized for the shares granted during the years ended December 31, 2014, 2013 and 2012 are presented in the table below for Plan Grants and Bonus Grants:

	For the Year Ended December 31,
	2014	2013	2012
Plan Grants
Holding Period Restriction (in years)	0.6	0.6	0.6
Volatility(1)	31.4%	30.4%	34.0%
Distribution Yield(2)	14.3%	8.2%	8.0%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	32.1%	30.0%	30.5%
Distribution Yield(2)	13.7%	12.2%	7.8%

(1)	The Company determined the expected volatility based on the volatility of the Company’s share price as of the grant date with consideration to comparable companies.

(2)	Calculated based on the historical distributions paid during the last twelve months and the Company's share price as of the measurement date of the grant on a weighted average basis.
For Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 5.1%, 6.0% and 5.0% for the years ended December 31, 2014, 2013 and 2012, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.2%, 3.2% and 4.9% for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition.
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

Fair Value Measurements
See note 6 to our consolidated financial statements for a discussion of the Company's fair value measurements.

Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our consolidated financial statements.

Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 18 to our consolidated financial statements for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies
As of December 31, 2014, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$38,863	$38,225	$36,114	$31,742	$31,348	$24,214	$200,506
Other long-term obligations(2)	10,400	4,575	4,470	4,470	2,235	—	26,150
2013 AMH Credit Facilities - Term Facility(3)	6,838	6,838	6,838	6,838	500,342	—	527,694
2013 AMH Credit Facilities - Revolver Facility(4)	625	625	625	625	8	—	2,508
2024 Senior Notes (5)	20,000	20,000	20,000	20,000	20,000	588,333	688,333
2014 AMI Term Facility I	380	380	380	380	16,395	—	17,915
2014 AMI Term Facility II	362	362	362	362	19,093	—	20,541
Obligations as of December 31, 2014	$77,468	$71,005	$68,789	$64,417	$589,421	$612,547	$1,483,647

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $6.5 million over the remaining periods of 2014 and thereafter.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$500 million of the outstanding Term Facility matures in January 2019. The interest rate on the $500 million Term Facility as of December 31, 2014 was 1.37%. See note 14 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of December 31, 2014 on the $500 million undrawn Revolver Facility was 0.125%. See note 14 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of December 31, 2014 was 4.000%. See note 14 of the consolidated financial statements for further discussion of the 2024 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund and affiliate as of December 31, 2014 as follows ($ in millions):

	Apollo and Affiliates Commitments		% of Total Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5		8.40%	$406.3	2.21%	$1,418.8		$376.5
Fund VII	467.2		3.18	177.8	1.21	104.0		38.2
Fund VI	246.3		2.43	6.1	0.06	9.7		0.2
Fund V	100.0		2.67	0.5	0.01	6.3		—
Fund IV	100.0		2.78	0.2	0.01	0.5		—
ANRP	426.1		32.21	10.1	0.76	215.1		5.1
AION	150.0		18.19	50.0	6.06	120.2		39.7
APC	158.4		69.02	0.1	0.04	91.0		0.1
Apollo Rose, L.P.	215.7		100.00	—	—	85.7		—
A.A Mortgage Opportunities, L.P.	200.0		98.43	—	—	130.2		—
Champ, L.P.	78.5		100.00	20.1	25.56	15.5		4.0
Apollo Royalties Management, LLC	100.0		100.00	—	—	47.4		—
Credit:
EPF I(2)	325.0		20.74	21.4	1.37	54.9		5.0
EPF II(2)	412.9		12.25	63.3	1.88	162.3		26.3
COF I	450.7		30.35	29.7	2.00	237.4		4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
COF III	358.1		10.45	83.1	2.43	212.3		49.4
ACLF	23.9		2.43	23.9	2.43	19.6		19.6
Palmetto	18.0		1.19	18.0	1.19	10.9		10.9
AIE II(2)	7.9		3.15	4.8	1.94	—		—
ESDF	50.0		100.00	—	—	—		—
FCI	193.5		34.62	—	—	97.9		—
FCI II	244.6		15.72	—	—	165.5		—
Franklin Fund	9.9		9.09	9.9	9.09	—		—
Apollo Lincoln Fixed Income Fund	2.5		0.99	2.5	0.99	1.1		1.1
Apollo/Palmetto Loan Portfolio, L.P.	300.0		100.00	—	—	85.0		—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0		100.00	—	—	—		—
AESI(2)	3.5		0.99	3.5	0.99	0.6		0.6
AESI II	2.8		0.99	2.8	0.99	2.6		2.6
AEC	7.3		2.50	3.2	1.08	2.5		1.1
ACSP	18.8		2.44	18.8	2.44	8.7		8.7
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.4		0.4
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	7.9		7.61	—	—	—		—
Apollo Structured Credit Recovery Master Fund III, L.P.	137.3		28.12	0.6	0.13	67.7		0.3
Apollo Zeus Strategic Investments, L.P.	14.0		3.38	14.0	3.38	7.0		7.0
Apollo Lincoln Private Credit Fund, L.P.	2.5		0.99	2.5	0.99	2.3		2.3
AIE III(2)	10.9		2.91	10.9	2.91	9.3		9.3
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	633.8	(1)	75.03	16.3	1.81	360.8	(1)	4.9
Apollo U.S. Real Estate Fund II, L.P.	157.5		100.00	7.5	4.76	157.5		7.5
BEA/AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—		—
AGRE Asia Co-Invest I Limited	50.0		100.00	—	—	35.7		—
CAI Strategic European Real Estate Ltd.	19.0		100.00	—	—	3.6		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(2)	6.6		0.47	—	—	0.5		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.4		—
London Prime Apartments Guernsey Holdings Limited (Guernsey)(3)	27.6		7.80	0.8	0.23	7.6		—
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
AGRE Cobb West Investor, LP	22.1		86.41	0.1	0.39	2.1		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	25.4		0.84	25.4	0.84	20.8		20.8
Total	$8,177.3			$1,062.3		$3,982.8		$646.6

(1)
Figures for AGRE U.S. Real Estate Fund, L.P. include base, additional, and co-investment commitments. A co-investment vehicle within AGRE U.S. Real Estate Fund, L.P. is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.56 as of December 31, 2014.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.21 as of December 31, 2014.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.56 as of December 31, 2014.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments of $646.6 million at December 31, 2014.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
In addition, as of December 31, 2014, Apollo had an unfunded loan commitment of $15.0 million related to an employee's commitment to purchase common shares of Athene Holding.
Apollo, through its subsidiary Apollo MidCap Holdings (Cayman), L.P., has entered into a  subscription agreement providing for an aggregate commitment of $50.0 million to subscribe for (i) Class A Variable Funding Subordinated Notes due 2114 (“Class A Notes”) of Midcap Finco Limited (“FinCo”), an Irish company that includes the existing operations and assets of MidCap Financial LLC, a specialty finance company that originates commercial lending opportunities, and  (ii) ordinary shares of Finco’s holding company (“Ordinary Shares”). The subscription agreement has a commitment period of three years (subject to extension under certain circumstances), and $8.0 million of the commitment was drawn on February 3, 2015.  Pursuant to an investment management agreement, Apollo, through its subsidiary Apollo Capital Management, L.P., is acting as the investment manager of FinCo’s credit business. Certain third parties have also entered into subscription agreements for Class A Notes and Ordinary Shares.
The 2013 AMH Credit Facilities and 2024 Senior Notes (as defined below) will have future impacts on the use of our cash. See note 14 of our consolidated financial statements for information regarding the Company's debt arrangements.
In accordance with the Managing Partner Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. As of December 31, 2014 and December 31, 2013, the Company had not recorded an obligation for any previously made distributions.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through December 31, 2014 and that would be reversed approximates $2.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund.
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
AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of December 31, 2014, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. On July 31, 2014, the Company extinguished a portion of this contingent consideration obligation and recognized a gain in the amount of $13.4 million, which was recorded in other income, net in the consolidated statements of operations for the year ended December 31, 2014. In exchange for the extinguishment, the Company granted a former owner of Stone Tower and current Apollo employee 350,000 RSUs with rights to receive, subject to a three-year vesting period, distribution equivalents. This grant is accounted for as a grant of equity awards in accordance with U.S. GAAP (see note 16 of the consolidated financial statements for further information regarding the accounting for RSUs). The fair value of the contingent obligation was $84.5 million and $121.4 million as of December 31, 2014 and December 31, 2013, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $11.6 million and $14.1 million as of December 31, 2014 and December 31, 2013, respectively, which was recorded in profit sharing payable in the consolidated statements of financial condition.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations will be reflected in profit sharing expense in the consolidated statements of operations.
The Company has determined that the contingent consideration obligations are categorized as a Level III liability in the fair value hierarchy as the pricing inputs used to determine fair value require significant management judgment and estimation. See note 6 of the consolidated financial statements for further disclosure regarding fair value of the contingent consideration obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our predominant exposure to market risk is related to our role as investment manager and general partner for our funds and the sensitivity to movements in the fair value of their investments and resulting impact on carried interest income and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. For a discussion of the impact of market risk factors on our financial instruments see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”
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
The Company is subject to a concentration risk related to the investors in its funds. Although there are more than approximately 1,000 investors in Apollo’s active private equity, credit and real estate funds, no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.
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
Apollo has debt obligations that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2014 and December 31, 2013, we estimate that interest expense would increase on an annual basis, in the event interest rates were to increase by one percentage point, by approximately $5.4 million and $7.5 million, respectively.

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
We estimate for the year ended December 31, 2014, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decrease in management fees, carried interest income and income from equity method investments of $4.0 million, $10.5 million and $0.7 million, respectively. For the year ended December 31, 2013, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decrease in management fees, carried interest income and income from equity method investments of $5.1 million, $9.6 million and $0.8 million, respectively.
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
Sensitivity
Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of our funds’ underlying investments and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Critical Accounting Policies-Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in note 6 to the consolidated financial statements. We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact carried interest, also employ a variety of valuation methods of which no single methodology is used more than any other. Changes in fair value will have the following impacts before a reduction of profit sharing expense and Non-Controlling Interests in the Apollo Operating Group and on a pre-tax basis on our results of operations for the years ended December 31, 2014 and 2013:

•
Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2014 and 2013 would decrease by approximately $37.7 million and $21.3 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods. By contrast, a 10% increase in fair value would increase management fees for the years ended December 31, 2014 and 2013 by approximately $38.5 million and $21.0 million, respectively.

•
Management fees for our private equity, real estate and certain credit funds, excluding AAA, generally are charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from private equity funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or if such change resulted in a write-down of investments below their associated invested capital.

•
Net gains from investment activities related to the Company's investment in Athene Holding would decrease by approximately $32.4 million for the year ended December 31, 2014 if the fair value of the Company's investment in Athene Holding decreased by 10%. By contrast, a 10% increase in fair value of the Company's investment in Athene Holding would increase net gains from investment activities by $32.4 million for the year ended December 31, 2014.

•
Other income, net earned from derivative contracts related to the amended services contract with Athene and Athene Life Re Ltd. and the Amended AAA Services Agreement would decrease by approximately $8.5 million for the year ended December 31, 2013, if the fair value of the accrued notional shares of Athene Holding decreased by 10% during the same respective period. By contrast, a 10% increase in fair value of the accrued notional shares of Athene Holding would increase other income, net for the year ended December 31, 2013 by approximately $8.5 million.

•
Carried interest income from most of our credit funds, which is quantified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis,” is impacted directly by changes in the fair value of their investments. Carried interest income from most of our credit funds generally is earned based on achieving specified performance criteria. We anticipate that a 10% decline in the fair values of investments held by all of the credit funds at December 31, 2014 and 2013 would decrease carried interest income on a segment basis for the years ended December 31, 2014 and 2013 by approximately $160.6 million and $203.7 million, respectively. Additionally, the changes to carried interest income from most of our credit funds assume there is no loss in the fund for the relevant period. If the fund had a loss for the period, no carried interest income would be earned by us. By contrast, a 10% increase in fair value would increase carried interest income on a segment basis for the years ended December 31, 2014 and 2013 by approximately $334.3 million and $240.1 million, respectively.

•
Carried interest income from private equity funds generally is earned based on achieving specified performance criteria and is impacted by changes in the fair value of their fund investments. We anticipate that a 10% decline in the fair values of investments held by all of the private equity funds at December 31, 2014 and 2013 would decrease carried interest income on a segment basis for the years ended December 31, 2014 and 2013 by $301.7 million and $524.8 million, respectively. The effects on private equity fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. By contrast, a 10% increase in fair value would increase carried interest income on a segment basis for the years ended December 31, 2014 and 2013 by $323.8 million and $484.5 million, respectively.

•
Carried interest income from real estate funds generally is earned based on achieving specified performance criteria and is impacted by changes in the fair value of their fund investments. We anticipate that a 10% decline in the fair values of investments held by all of the real estate funds at December 31, 2014 and 2013 would decrease carried interest income on a segment basis for the years ended December 31, 2014 and 2013 by $12.6 million and $6.0 million, respectively. The effects on real estate fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. By contrast, a 10% increase in fair value would increase carried interest income on a segment basis for the years ended December 31, 2014 and 2013 by $21.0 million and $16.1 million, respectively.

•
For select Apollo funds, our share of income from equity method investments as a limited partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not included in our consolidated financial statements, our share of investment income is limited to our direct investments in the funds, which ranges from 0.001% to 9.091%. A 10% decline in the fair value of investments at December 31, 2014 and 2013 would result in an approximate $37.8 million and $39.8 million decrease in investment income at the consolidated level, respectively. By contrast, a 10% increase in the fair value of investments at December 31, 2014 and 2013 would result in an approximate $37.8 million and $39.8 million increase in investment income at the consolidated level, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Global Management, LLC
New York, New York
We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Global Management, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2015

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2014 AND DECEMBER 31, 2013
(dollars in thousands, except share data)

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$1,204,052	$1,078,120
Cash and cash equivalents held at consolidated funds	1,611	1,417
Restricted cash	6,353	9,199
Investments	2,880,006	2,393,883
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,088,952	1,095,170
Investments, at fair value	15,658,653	14,126,362
Other assets	323,240	280,718
Carried interest receivable	911,666	2,287,075
Due from affiliates	268,015	317,247
Fixed assets, net	35,906	40,251
Deferred tax assets	606,717	660,199
Other assets	84,384	44,170
Goodwill	49,243	49,243
Intangible assets, net	60,039	94,927
Total Assets	$23,178,837	$22,477,981
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$44,246	$38,159
Accrued compensation and benefits	59,278	41,711
Deferred revenue	199,614	279,479
Due to affiliates	565,153	595,371
Profit sharing payable	434,852	992,240
Debt	1,034,014	750,000
Liabilities of consolidated variable interest entities:
Debt, at fair value	14,123,100	12,423,962
Other liabilities	728,718	605,063
Other liabilities	46,401	63,274
Total Liabilities	17,235,376	15,789,259
Commitments and Contingencies (see note 18)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 163,046,554 and 146,280,784 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Additional paid in capital	2,254,283	2,624,582
Accumulated deficit	(1,400,661)	(1,568,487)
Appropriated partners’ capital	933,166	1,581,079
Accumulated other comprehensive income (loss)	(306)	95
Total Apollo Global Management, LLC shareholders’ equity	1,786,482	2,637,269
Non-Controlling Interests in consolidated entities	3,222,195	2,669,730
Non-Controlling Interests in Apollo Operating Group	934,784	1,381,723
Total Shareholders’ Equity	5,943,461	6,688,722
Total Liabilities and Shareholders’ Equity	$23,178,837	$22,477,981
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (dollars in thousands, except share data)

	2014	2013	2012
Revenues:
Advisory and transaction fees from affiliates, net	$315,587	$196,562	$149,544
Management fees from affiliates	850,441	674,634	580,603
Carried interest income from affiliates	394,055	2,862,375	2,129,818
Total Revenues	1,560,083	3,733,571	2,859,965
Expenses:
Compensation and benefits:
Equity-based compensation	126,320	126,227	598,654
Salary, bonus and benefits	338,049	294,753	274,574
Profit sharing expense	276,190	1,173,255	872,133
Total Compensation and Benefits	740,559	1,594,235	1,745,361
Interest expense	22,393	29,260	37,116
Professional fees	82,030	83,407	64,682
General, administrative and other	97,663	98,202	87,961
Placement fees	15,422	42,424	22,271
Occupancy	40,427	39,946	37,218
Depreciation and amortization	45,069	54,241	53,236
Total Expenses	1,043,563	1,941,715	2,047,845
Other Income:
Net gains from investment activities	213,243	330,235	288,244
Net gains (losses) from investment activities of consolidated variable interest entities	22,564	199,742	(71,704)
Income from equity method investments	53,856	107,350	110,173
Interest income	10,392	12,266	9,693
Other income, net	60,592	40,114	1,964,679
Total Other Income	360,647	689,707	2,301,085
Income before income tax provision	877,167	2,481,563	3,113,205
Income tax provision	(147,245)	(107,569)	(65,410)
Net Income	729,922	2,373,994	3,047,795
Net income attributable to Non-controlling Interests	(561,693)	(1,714,603)	(2,736,838)
Net Income Attributable to Apollo Global Management, LLC	$168,229	$659,391	$310,957
Distributions Declared per Class A Share	$3.11	$3.95	$1.35
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.62	$4.06	$2.06
Net Income Available to Class A Share – Diluted	$0.62	$4.03	$2.06
Weighted Average Number of Class A Shares – Basic	155,349,017	139,173,386	127,693,489
Weighted Average Number of Class A Shares – Diluted	155,349,017	142,214,350	129,540,377
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (dollars in thousands, except share data)

	2014	2013	2012
Net Income	$729,922	$2,373,994	$3,047,795
Other Comprehensive Income (Loss), net of tax:
Allocation of currency translation adjustment of consolidated CLO entities	724	—	—
Net loss from change in fair value of cash flow hedge instruments	(990)	—	—
Net unrealized gain on interest rate swaps (net of taxes of $410 for Apollo Global Management, LLC and $0 for Non-Controlling Interests in Apollo Operating Group)	—	—	2,653
Net loss on available-for-sale securities (from equity method investment)	(2)	(8)	(11)
Total Other Comprehensive Income (Loss), net of tax	(268)	(8)	2,642
Comprehensive Income	729,654	2,373,986	3,050,437
Comprehensive Income attributable to Non-Controlling Interests	(631,831)	(1,564,710)	(922,172)
Comprehensive Income Attributable to Apollo Global Management, LLC	$97,823	$809,276	$2,128,265
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012 (dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, LLC Total Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2012	123,923,042	1	$2,939,492	$(2,426,197)	$213,594	$(488)	$726,401	$1,444,767	$477,153	$2,648,321
Dilution impact of issuance of Class A shares	—	—	1,589	—	—	—	1,589	—	—	1,589
Capital increase related to equity-based compensation	—	—	282,288	—	—	—	282,288		313,856	596,144
Capital contributions	—	—	—	—	—	—	—	551,154	—	551,154
Distributions	—	—	(203,997)	—	(264,910)	—	(468,907)	(495,506)	(335,023)	(1,299,436)
Distributions related to deliveries of Class A shares for RSUs	6,130,951	—	9,090	(25,992)	—	—	(16,902)	—	—	(16,902)
Purchase of AAA shares	—	—	—	—	—	—	—	(102,072)	—	(102,072)
Non-cash distributions	—	—	—	(788)	—	—	(788)	(3,605)	—	(4,393)
Non-cash contribution to Non-Controlling Interests	—	—	—	—	—	—	—	2,547	—	2,547
Capital increase related to business acquisition (see note 3)	—	—	14,001	—	—	—	14,001	—	—	14,001
Non-Controlling Interests in consolidated entities at acquisition date	—	—	—	—	—	—	—	306,351	—	306,351
Deconsolidation	—	—	—	—	—	—	—	(46,148)	—	(46,148)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(919)	—	—	—	(919)	919	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,790	—	—	—	1,790	—	—	1,790
Net income	—	—	—	310,957	1,816,676	—	2,127,633	234,805	685,357	3,047,795
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(11)	(11)	—	—	(11)
Net unrealized gain on interest rate swaps (net of taxes of $410 for Apollo Global Management, LLC and $0 for Non-Controlling Interests in Apollo Operating Group)	—	—	—	—	—	643	643	—	2,010	2,653
Balance at December 31, 2012	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	4,865	—	—	—	4,865	—	—	4,865
Capital increase related to equity-based compensation	—	—	104,935	—	—	—	104,935	—	19,163	124,098
Capital contributions	—	—	—	—	—	—	—	689,172	—	689,172
Distributions	—	—	(650,189)	—	(334,215)	—	(984,404)	(159,573)	(975,488)	(2,119,465)
Distributions related to deliveries of Class A shares for RSUs	5,181,389	—	37,263	(85,858)	—	—	(48,595)	—	—	(48,595)
Purchase of AAA units	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(2,226)	—	—	—	(2,226)	2,226	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,205	—	—	—	1,205	—	—	1,205
Exchange of AOG Units for Class A shares	11,045,402	—	85,395	—	—	—	85,395	—	(62,996)	22,399
Net income	—	—	—	659,391	149,934	—	809,325	307,019	1,257,650	2,373,994
Net gain (loss) on available-for-sale securities (from equity method investment)	—	—	—	—	—	(49)	(49)	—	41	(8)
Balance at December 31, 2013	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	5,267	—	—	—	5,267	—	—	5,267
Capital increase related to equity-based compensation	—	—	108,871	—	—	—	108,871	—	—	108,871
Capital contributions	—	—	—	—	135,356	—	135,356	936,915	—	1,072,271
Distributions	—	—	(555,532)	—	(713,264)	—	(1,268,796)	(615,301)	(816,412)	(2,700,509)
Distributions related to deliveries of Class A shares for RSUs	10,491,649	—	27,899	(403)	—	—	27,496	—	—	27,496
Purchase of AAA units	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Exchange of AOG Units for Class A shares	6,274,121	—	45,436	—	—	—	45,436	—	(34,618)	10,818
Net income	—	—	—	168,229	(70,729)	—	97,500	227,740	404,682	729,922
Allocation of currency translation adjustment of consolidated CLO entities	—	—	—	—	724	—	724	—	—	724
Change in cash flow hedge instruments	—	—	—	—	—	(399)	(399)	—	(591)	(990)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(2)	(2)	—	—	(2)
Balance at December 31, 2014	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012 (dollars in thousands, except share data)

	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$729,922	$2,373,994	$3,047,795
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	126,320	126,227	598,654
Non-cash management fees	(16,738)	—	—
Depreciation and amortization	10,181	11,047	10,226
Amortization of intangible assets	34,888	43,194	43,010
Amortization of debt issuance costs	3,453	765	511
Unrealized (gains) losses from investment in other investments	(21,726)	12,962	1,316
Gain on settlement of contingent obligation	(13,395)	—	—
Non-cash interest income	(1,725)	(3,403)	(3,187)
Income (Loss) from equity awards received for directors’ fees	333	378	(2,536)
Cash distributions of earnings from equity method investments	83,656	109,076	66,063
Realized loss from investment in other investments	12,871	—	—
Income from equity method investments	(53,856)	(107,350)	(110,173)
Change in market value on derivatives	(14,039)	(10,203)	—
Waived management fees	—	—	(6,161)
Non-cash compensation expense related to waived management fees	—	—	6,161
Change in fair value of contingent obligations	11,281	60,826	25,787
Excess tax benefits from share-based payment arrangements	(27,899)	(37,263)	—
Deferred taxes, net	80,356	62,701	55,309
Net (gain) loss on disposal of fixed assets	(2)	963	923
Gain on business acquisitions	—	—	(1,951,897)
Changes in assets and liabilities:
Carried interest receivable	1,375,409	(408,819)	(973,578)
Due from affiliates	(252,339)	(130,525)	5,779
Other assets	(24,868)	6,250	(7,901)
Accounts payable and accrued expenses	33,986	34,034	559
Accrued compensation and benefits	16,185	(17,244)	8,007
Deferred revenue	(79,865)	27,322	15,000
Due to affiliates	(97,521)	(44,223)	(103,773)
Profit sharing payable	(518,003)	141,225	361,606
Other liabilities	6,889	(5,822)	(5,052)
Apollo Funds related:
Net realized gains from investment activities	(79,277)	(87,881)	(77,408)
Net unrealized losses from investment activities	113,423	(309,138)	(458,031)
Net realized gains on debt	(101,745)	(137,098)	—
Net unrealized (gains) losses on debt	(809)	232,510	497,704
Distributions from investment activities	—	66,796	99,675
Change in cash held at consolidated variable interest entities	(13,813)	587,526	(348,138)
Purchases of investments	(10,330,057)	(9,841,763)	(7,525,473)
Proceeds from sale of investments and liquidating distributions	8,509,361	8,422,195	7,182,392
Change in other assets	(43,521)	19,260	(71,921)
Change in other liabilities	169,767	(64,061)	(49,634)
Net Cash (Used in) Provided by Operating Activities	$(372,917)	$1,134,458	$331,614
Cash Flows from Investing Activities:
Purchases of fixed assets	(5,949)	(7,577)	(11,259)
Acquisitions (net of cash assumed) (see note 3)	—	—	(99,190)
Proceeds from disposals of fixed assets	115	2,282	—
Proceeds from sale of investments	50,000	—	—
Cash contributions to equity method investments	(109,923)	(98,422)	(126,917)
Cash distributions from equity method investments	76,343	107,208	86,582
Change in restricted cash	2,846	(840)	(70)
Net Cash Provided by (Used In) Investing Activities	$13,432	$2,651	$(150,854)
Cash Flows from Financing Activities:
Principal repayments of debt	$(250,000)	$(737,818)	$(698)
Issuance of debt	533,956	750,000	—
Issuance costs	(5,478)	(7,750)	—
Net loss related to cash flow hedge instruments	(1,051)	—	—
Satisfaction of tax receivable agreement	(32,032)	(30,403)	—
Satisfaction of contingent obligations	(37,271)	(67,535)	—
Distributions related to deliveries of Class A shares for RSUs	(403)	(85,858)	(25,992)
Distributions to Non-Controlling Interests in consolidated entities	(19,425)	(12,171)	(8,779)
Contributions from Non-Controlling Interests in consolidated entities	2,001	273	4,069
Distributions paid	(506,043)	(584,465)	(202,430)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(816,412)	(975,488)	(335,023)
Excess tax benefits from share-based payment arrangements	27,899	37,263	—
Apollo Funds related:
Issuance of debt	4,225,451	2,747,033	1,413,334
Principal repayment of debt	(2,371,499)	(2,218,060)	(515,897)
Purchase of AAA units	(312)	(62,326)	(102,072)
Distributions paid	(703,041)	(334,215)	(264,910)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(450,419)	(147,402)	(486,727)
Contributions from Non-Controlling Interests in consolidated variable interest entities	889,690	688,899	547,085
Subscriptions received in advance	—	35,000	—
Net Cash Provided by (Used in) Financing Activities	$485,611	$(1,005,023)	$21,960
Net Increase in Cash and Cash Equivalents	126,126	132,086	202,720
Cash and Cash Equivalents, Beginning of Period	1,079,537	947,451	744,731
Cash and Cash Equivalents, End of Period	$1,205,663	$1,079,537	$947,451
Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,191	$43,760	49,590
Interest paid by consolidated variable interest entities	157,812	120,149	116,392
Income taxes paid	57,276	9,233	7,128
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from equity method investments	(6,720)	(1,303)	(2,807)
Transfer of fixed assets held-for-sale	—	6,486	—
Change in accrual for purchase of fixed assets	—	—	(659)
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash distributions	$—	$—	$(788)
Declared and unpaid distributions	(49,489)	(65,724)	(1,567)
Non-cash contributions to Non-Controlling Interests in consolidated entities from Appropriated Partners' Capital	10,224	—	—
Non-cash distributions from Non-Controlling interests in consolidated entities to Appropriated Partners' Capital	(135,356)	—	—
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	—	19,163	313,856
Non-cash distributions from Non-Controlling Interests in consolidated entities	—	—	(3,605)
Non-cash contributions from Non-Controlling Interests in consolidated entities	—	—	2,547
Unrealized gain on interest rate swaps to Non-Controlling Interests in Apollo Operating Group, net of taxes	—	—	2,010
Satisfaction of liability related to AAA RDUs	1,183	1,205	1,790
Net transfers of AAA ownership interest to Non-Controlling Interests in consolidated entities	3,423	2,226	919
Net transfer of AAA ownership interest from Apollo Global Management, LLC	(3,423)	(2,226)	(919)
Unrealized gain on interest rate swaps	—	—	1,053
Unrealized loss on available-for-sale securities (from equity method investment)	(2)	(49)	(11)
Capital increases related to equity-based compensation	108,871	104,935	282,228
Dilution impact of issuance of Class A shares	5,267	4,865	1,589
Deferred tax asset related to interest rate swaps	—	—	(410)
Tax benefits related to deliveries of Class A shares for RSUs	—	—	(9,090)
Capital increase related to business acquisition	—	—	14,001
Net Assets Transferred from Consolidated Variable Interest Entity:
Cash	$—	$—	$1,161,016
Investments	—	—	8,805,916
Other assets	—	—	169,937
Debt	—	—	(7,255,172)
Other liabilities	—	—	(560,262)
Non-Controlling interest in consolidated entities related to acquisition	—	—	260,203
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$58,696	$149,327	$—
Due to affiliates	(47,878)	(126,928)	—
Additional paid in capital	(10,818)	(22,399)	—
Non-Controlling Interest in Apollo Operating Group	34,618	62,996	—
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage private equity, credit and real estate funds as well as strategic investment accounts (“SIAs”), on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

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

Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered VIEs but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation.
Certain reclassifications, when applicable, have been made to the prior period’s consolidated financial statements and notes to conform to the current period’s presentation and are disclosed accordingly.
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
As of December 31, 2014, the Company owned, through four intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO (FC II),LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 42.3% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of December 31, 2014, Holdings owned the remaining 57.7% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
Pursuant to an exchange agreement between Apollo and Holdings (as amended, the “Exchange Agreement”), the holders of the AOG Units (and certain permitted transferees thereof) may, upon notice and subject to the applicable vesting and minimum retained ownership requirements, transfer restrictions and other terms of the Exchange Agreement, exchange their AOG Units for the Company’s Class A shares on a one-for-one basis a limited number of times each year, subject to customary conversion rate adjustments for splits, distributions and reclassifications. Pursuant to the Exchange Agreement, a holder of AOG Units must

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

simultaneously exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As a holder exchanges its AOG Units, the Company’s indirect interest in the Apollo Operating Group is correspondingly increased.

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
VIEs that qualify for the deferral of the amended consolidation rules because certain conditions are met, including if the entities have all the fundamental characteristics (and a number of the typical characteristics) of an investment company and are not securitization or asset-backed financing entities, will continue to apply the previous consolidation rules. VIEs that are securitization or asset-backed financing entities will apply the amended consolidation rules. Under both sets of rules, VIEs for which Apollo is determined to be the primary beneficiary are consolidated.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, and (v) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected losses or residual returns of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIEs' economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE.
Certain of the consolidated VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. The difference between the fair value of the assets and liabilities of these VIEs is presented within appropriated partners’ capital in the consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income is presented within net gains from investment activities of consolidated variable interest entities and net income attributable to Non-Controlling Interests in the consolidated statements of operations. Such amounts are recorded within appropriated partners’ capital as, in each case, the VIEs' note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIEs' assets and liabilities.
Assets and liabilities of the consolidated VIEs are shown in separate sections within the consolidated statements of financial condition as of December 31, 2014 and 2013.
For additional disclosures regarding VIEs, see note 5. Intercompany transactions and balances, if any, have been eliminated in consolidation.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

reflected in investments in the consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. As of December 31, 2014, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily includes the ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the ownership interest held by limited partners in AP Alternative Assets, L.P. ("AAA"). Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s consolidated statements of financial condition. The primary components of Non-Controlling Interests are separately presented in the Company’s consolidated statements of changes in shareholders’ equity to clearly distinguish the interest in the Apollo Operating Group and other ownership interests in the consolidated entities. Net income (loss) includes the net income (loss) attributable to the holders of Non-Controlling Interests on the Company’s consolidated statements of operations. Profits and losses are allocated to Non-Controlling Interests in proportion to their relative ownership interests regardless of their basis.
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
Advisory and Transaction Fees from Affiliates, Net—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset described below. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s consolidated statements of operations, and any receivable from the respective funds is presented in due from affiliates on the consolidated statements of financial condition.
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
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are included in due from affiliates, which is discussed further in note 17. Under the terms of the limited partnership agreements for certain

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from affiliates are presented net of the Management Fee Offset in the consolidated statements of operations.
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
Carried Interest Income from Affiliates—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on a fund's capital, depending upon performance. Performance-based fees are assessed as a percentage of the investment performance of the funds. The carried interest income from affiliates for any period is based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the consolidated statements of financial condition. The carried interest income from affiliates may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to affiliates, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
Management Fee Waiver and Notional Investment Program—Under the terms of certain investment fund partnership agreements, Apollo elected to forgo a portion of the management fee revenue that was due from the funds and instead received a right to a proportionate interest in future distributions of profits of those funds. Waived fees recognized during the period were included in management fees from affiliates in the consolidated statements of operations. This election allowed certain employees of Apollo to waive a portion of their respective share of future income from Apollo and receive, in lieu of a cash distribution, title and ownership of the profits interests in the respective fund. Apollo immediately assigned the profits interests received to its employees. Such assignments of profits interests were treated as compensation and benefits when assigned. The investment period for Apollo Investment Fund VII, L.P. ("Fund VII") and Apollo Natural Resources Partners, L.P. ("ANRP") for the management fee waiver plan was terminated as of December 31, 2012.
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
Due from/to Affiliates—Apollo considers its existing partners, employees, certain former employees, portfolio companies of the funds and nonconsolidated private equity, credit and real estate funds to be affiliates or related parties.
Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value, represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option was elected. The unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated VIEs, respectively, in the consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:
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
Level III—Pricing inputs are unobservable for the investment and includes situations where there is little observable market activity for the investment. The inputs into the determination of fair value may require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. These criteria include, but are not limited to, the number and quality of the broker quotes, the standard deviations of the observed broker quotes, and the percentage deviation from independent pricing services.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
Except for the Company’s debt obligations (as described in note 14 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
Fair Value Option—Apollo has elected the fair value option for the Company's investment in Athene Holding ("Athene Holding" and, together with its subsidiaries, "Athene"), the convertible notes issued by HFA Holdings Limited (“HFA”) and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. For the convertible notes issued by HFA, Apollo has elected to separately present interest income from other changes in the fair value of the convertible notes in the consolidated statements of operations. See notes 4, 5, and 6 for further disclosure on the investments in Athene Holding, HFA and financial instruments of the consolidated VIEs for which the fair value option has been elected.
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
For derivatives that have been formally designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives are recorded in accumulated other comprehensive income (loss) (“OCI”). Amounts in accumulated OCI

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

are reclassified into earnings when interest expense on the underlying borrowings is recognized. If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations.
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
Pending Deal Costs
Pending deal costs consist of certain costs incurred (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) related to private equity, credit and real estate fund transactions that the Company is pursuing but which have not yet been consummated. These costs are deferred until such transactions are broken or successfully completed. A transaction is determined to be broken upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreements, in the event the deal is broken, all of the costs are generally reimbursed by the funds and considered in the calculation of the Management Fee Offset. These offsets are included in advisory and transaction fees from affiliates, net in the Company’s consolidated statements of operations. If a deal is successfully completed, Apollo is reimbursed by the fund or a fund’s portfolio company for all costs incurred.
Fixed Assets
Fixed Assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the assets’ estimated useful lives and in the case of leasehold improvements the lesser of the useful life or the term of the lease. Aircraft engine overhauls are capitalized and depreciated until the next expected overhaul. Expenditures for repairs and maintenance are charged to expense when incurred. The Company evaluates long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired.
Business Combinations
The Company accounts for acquisitions using the purchase method of accounting in accordance with U.S. GAAP. Under the purchase method of accounting, the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Goodwill and Intangible Assets
Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2014, the Company performed its annual impairment testing, and, as the fair value of each of the Company’s reporting units was in excess of its carrying value, there was no impairment of goodwill. Additionally, there was no impairment of indefinite-life intangible assets as of December 31, 2014.
Profit Sharing Payable
Profit sharing payable primarily represents the amounts payable to employees and former employees who are entitled to a proportionate share of carried interest income in one or more funds. This portion of the liability is calculated based upon the changes to realized and unrealized carried interest and is therefore not payable until the carried interest itself is realized. Profit sharing payable also includes contingent obligations that were recognized in connection with certain Apollo acquisitions.
Debt Issuance Costs
Debt issuance costs consist of costs incurred in obtaining financing and are amortized over the term of the financing using the effective interest method. These costs are included in other assets on the consolidated statements of financial condition.
Foreign Currency
The Company may, from time to time, hold foreign currency denominated assets and liabilities. Such assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period. The functional currency of the Company’s international subsidiaries is the U.S. Dollar, as their operations are considered an extension of U.S. parent operations. Non-monetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability. The results of the Company’s foreign operations are normally remeasured using an average exchange rate for the respective reporting period. All currency remeasurement adjustments are included within other income (loss), net in the consolidated statements of operations. Gains and losses on the settlement of foreign currency transactions are also included within other income (loss), net in the consolidated statements of operations.
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
The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2014, 2013 and 2012.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
Other Income (Loss)
Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening reporting date and the closing reporting date. The consolidated financial statements include the net realized and unrealized gains (losses) of investments, at fair value. For the Company's investments held by AAA (see note 4), a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the consolidated statements of operations.
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
Other Income (Loss), Net—Other income (loss), net includes the recognition of bargain purchase gains as a result of Apollo acquisitions, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 17), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates, gains arising from extinguishment of contingent consideration obligations and other miscellaneous non-operating income and expenses.
Comprehensive Income (Loss)—U.S. GAAP guidance establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. U.S. GAAP requires that the Company classify items of OCI by their nature in the financial statements and display the accumulated balance of OCI separately in the shareholders’ equity section of the Company’s consolidated statements of financial condition. Comprehensive income (loss) consists of net income (loss) and OCI. Apollo’s OCI is primarily comprised of the effective portion of changes in the fair value of the interest rate swap agreements discussed previously and foreign currency translation adjustments associated with the Company's non-U.S. dollar denominated subsidiaries.
Income Taxes—The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to New York City unincorporated business taxes (“NYC UBT”) and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. Federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.
Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not the Company has uncertain tax positions that require financial statement recognition.
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

Consolidated Statements of Cash Flows— During the second quarter of 2014, the Company identified that return on capital related to cash distributions from equity method investments had been previously reported as cash flows provided by investing activities. Cash flows received from equity method investments should have been separately identified as either return of investment or return on investment. Cash flows from the return of investment should be presented in cash flows provided by investing activities and return on investment presented within cash flows provided by operating activities. The Company restated the previously presented cash flows for these cash distributions from equity method investments and, in doing so, for the years ended December 31, 2013 and December 31, 2012, the consolidated statements of cash flows were restated to increase net cash flows provided by operating activities by $109.1 million and $66.1 million, respectively, with a corresponding decrease in net cash flows provided by investing activities. The Company has evaluated the effect of the incorrect presentation both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
Recent Accounting Pronouncements
In April 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The financial statements prepared using the liquidation basis of accounting should present relevant information about the expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. Liabilities should be recognized and measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The guidance requires an entity to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with the sale or settlement of those assets and liabilities. Additionally, the amended guidance requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company must have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In July 2013, the FASB issued guidance to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date (e.g. an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled). The guidance does not require new recurring disclosures. The guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2014, the FASB issued guidance to improve the definition of discontinued operations and to enhance convergence between the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The new definition of discontinued operations limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The new guidance affects entities that have either of the following: (1) a component of an entity that either is disposed of or meets the criteria under current guidance to be classified as held for sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria under current guidance to be classified as held for sale. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications has held for sale) that have not been reported in financial statements previously issued or available for issuance. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

evaluating the impact that this guidance will have on its consolidated financial statements, including the timing of the recognition of carried interest income.
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
In August 2014, the FASB issued guidance to eliminate diversity in practice in the accounting for measurement differences in both the initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. A reporting entity that consolidates a collateralized financing entity within the scope of the new guidance may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in the new guidance or the existing guidance on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of the new guidance, the new guidance clarifies that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of the existing guidance on fair value measurement and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). When a reporting entity elects the measurement alternative included in the new guidance for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the existing variable interest entity guidance when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other guidance and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company is in the process of evaluating the impact that this guidance will have on the recognition of appropriated partners’ capital, although the impact on net income attributable to the Company is not expected to be material.
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. This guidance is not expected to have an impact on the consolidated financial statements of the Company.
In November 2014, the FASB issued guidance to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the new guidance clarifies that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation when evaluating the nature of the host contract. Further, the new guidance clarifies that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The new guidance applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. Existing guidance requires that an entity separately classify, present, and disclose extraordinary events and transactions. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity is also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The new guidance eliminates the requirement for reporting entities to consider whether an underlying event or transactions is extraordinary. However, the presentation and disclosure requirements under existing guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. Under the new guidance, items that are both unusual in nature and infrequently occurring should be presented within income from continuing operations or disclosed in the notes to the financial statements. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This guidance is not expected to have an impact on the consolidated financial statements of the Company.
In February 2015, the FASB issued new guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Existing guidance includes different requirements for performing a consolidation analysis if, among other factors, the entity under evaluation is any one of the following: (1) a legal entity that qualifies for the indefinite deferral under the amended consolidation rules, (2) a legal entity that is within the scope of the amended consolidation rules, or (3) a limited partnership or similar entity that is considered a voting interest entity. Under the new guidance, all reporting entities are within the scope of the new standard, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions (e.g. are both customary and commensurate with the level of effort required for the services provided) no longer cause decision makers to consolidate VIEs in certain instances. The new guidance places more emphasis in the consolidation evaluation on variable interests other than the fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the new guidance reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The indefinite deferral of the amended consolidation rules for certain investment funds has been eliminated and a scope exception from the new consolidation standard has been added for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the investment Company Act of 1940 for registered money market funds. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the new guidance using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying the amendments retrospectively. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

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
Consideration exchanged at closing included a payment of approximately $105.5 million, which the Company funded from its existing cash resources, and equity granted to the former owners of Stone Tower with grant date fair value of $14.0 million valued using the closing price of the Company's Class A shares on April 2, 2012 of $14.40. Additionally, the Company will also make payments to the former owners of Stone Tower under a contingent consideration obligation which requires the Company to transfer cash to the former owners of Stone Tower based on a specified percentage of carried interest income. The contingent consideration obligation had an acquisition date fair value of approximately $117.7 million, which was determined based on the present value of the estimated future carried interest payments of approximately $139.4 million using a discount rate of 9.5%, and is reflected in profit sharing payable in the consolidated statements of financial condition. See note 18 for additional disclosure regarding the contingent consideration obligation.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company performed an analysis and an evaluation of the net assets acquired and liabilities assumed. The estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed as of the acquisition date resulting in a bargain purchase gain of approximately $1,951.1 million for the year ended December 31, 2012. The bargain purchase gain is reflected in other income, net within the consolidated statement of operations for the year ended December 31, 2012, with corresponding amounts reflected as components of appropriated partners’ capital within the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2012. The estimated fair values for the net assets acquired and liabilities assumed are summarized in the following table:

Tangible Assets:
Cash	$6,310
Carried Interest Receivable	36,097
Due from Affiliates	1,642
Other Assets	2,492
Total assets of consolidated variable interest entities	10,136,869
Intangible Assets:
Management Fees Contracts	9,658
Senior Fees Contracts	568
Subordinate Fees Contracts	2,023
Carried Interest Contracts	85,071
Non-Compete Covenants	200
Fair Value of Assets Acquired	10,280,930
Liabilities Assumed:
Accounts payable and accrued expenses	3,570
Due to Affiliates	4,410
Other Liabilities	8,979
Total liabilities of consolidated variable interest entities	7,815,434
Fair Value of Liabilities Assumed	7,832,393
Fair Value of Net Assets Acquired	2,448,537
Less: Net assets attributable to Non-Controlling Interests in consolidated entities	260,203
Less: Fair Value of Consideration Transferred	237,201
Gain on Acquisition	$1,951,133
The bargain purchase gain was recorded in other income, net in the consolidated statements of operations.
The acquisition related intangible assets valuation and related amortization are as follows:

		As of December 31,
	Weighted Average Useful Life in Years	2014	2013
Management Fees Contracts	2.2	$9,658	$9,658
Senior Fees Contracts	2.4	568	568
Subordinate Fees Contracts	2.5	2,023	2,023
Carried Interest Contracts	3.7	85,071	85,071
Non-Compete Covenants	2.0	200	200
Total Intangible Assets		97,520	97,520
Less: Accumulated amortization		(73,568)	(48,586)
Net Intangible Assets		$23,952	$48,934

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The results of operations of the acquired business since the acquisition date included in the Company’s consolidated statements of operations for the period from April 2, 2012 to December 31, 2012 were as follows:

For the Period from April 2, 2012 to December 31, 2012
Total Revenues	$51,719
Net Income Attributable to Non-Controlling Interest	$(1,925,053)
Net Income Attributable to Apollo Global Management, LLC	$12,446
Other Acquisitions
On October 2, 2013, the Company acquired specified assets and liabilities of Aviva Investors North America, Inc., a wholly-owned subsidiary of Aviva plc. The acquisition provides the Company additional asset management allocation and related service capabilities for similar assets that it directly manages across its investment platform. The transaction was accounted for as a business combination. Identifiable assets having a combined fair value of $0.4 million were acquired in exchange for fair value of liabilities assumed of $0.8 million, which resulted in goodwill of $0.4 million as of the acquisition date. There was no consideration transferred relating to this acquisition.
Intangible Assets
Intangible assets, net consists of the following:

	As of December 31,
	2014	2013
Finite-lived intangible assets/management contracts	$240,285	$240,285
Accumulated amortization	(180,246)	(145,358)
Intangible assets, net	$60,039	$94,927
The changes in intangible assets, net consist of the following:

	For the Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$94,927	$137,856	$81,846
Amortization expense	(34,888)	(43,194)	(43,009)
Acquisitions	—	265	99,019	(1)
Balance, end of year	$60,039	$94,927	$137,856

(1)	Includes impact of purchase price adjustments related to the Gulf Stream acquisition.
Amortization expense related to intangible assets was $34.9 million, $43.2 million, and $43.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
Amortization of intangible assets	$33,458	$7,917	$4,952	$3,677	$3,677	$6,358	$60,039

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

4. INVESTMENTS
The following table represents Apollo’s investments:

	As of December 31, 2014	As of December 31, 2013
Investments, at fair value	$2,499,128	$2,012,027
Equity method investments	380,878	381,856
Total Investments	$2,880,006	$2,393,883

Investments, at Fair Value

Investments, at fair value, consist of financial instruments held by AAA, the Company's investment in Athene Holding, investments held by the Apollo Credit Senior Loan Fund, L.P. ("Apollo Senior Loan Fund"), and other investments held by the Company at fair value. Other investments include the Company's investment in HFA. As of December 31, 2014 and December 31, 2013, the net assets of the consolidated funds (excluding VIEs) were $2,174.1 million and $1,971.1 million, respectively. The following investments, except the investment in Athene Holding and other investments, are presented as a percentage of net assets of the consolidated funds:

	As of December 31, 2014					As of December 31, 2013
	Fair Value					Fair Value
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds
AAA	$2,144,118	$—	$2,144,118	$1,494,358	98.6%	$1,942,051	$—	$1,942,051	$1,494,358	98.5%
Athene Holding	25,104	299,410	324,514	324,293	N/A	—	—	—	—	N/A
Apollo Senior Loan Fund	—	29,896	29,896	30,100	1.4	—	29,603	29,603	29,226	1.5
Other Investments	486	114	600	3,318	N/A	839	39,534	40,373	65,377	N/A
Total	$2,169,708	$329,420	$2,499,128	$1,852,069	100.0%	$1,942,890	$69,137	$2,012,027	$1,588,961	100.0%
Securities
As of December 31, 2014 and December 31, 2013, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following table represents the sole investment of AAA Investments, which constitutes more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	As of December 31, 2014				As of December 31, 2013
	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds
Athene Holding	Equity	$2,244,192	$1,363,532	103.2%	Equity	$1,950,010	$1,331,942	98.9%
As of December 31, 2014, AAA Investments' portfolio consisted of a single investment in the equity of Athene Holding. Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
As of December 31, 2014 and December 31, 2013, AAA, through its investment in AAA Investments was the largest equity holder in Athene Holding with an economic ownership stake of approximately 47.7% (calculated as if the commitments in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the Athene Private Placement (as defined below) closed through December 31, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan or (ii) common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement subsequent to December 31, 2013) and 72.5% (without giving effect to (i) restricted common shares issued under Athene's management equity plan, (ii) the common shares to be issued under the Amended AAA Services Agreement or the Amended Athene Services Agreement subsequent to December 31, 2013 and (iii) conversion of AAA Investments' note receivable), respectively, and effectively held 45% of the voting power of Athene. AAA Investments’ ownership interest in Athene is held indirectly through its subsidiaries. During 2014, AAA Investments' ownership stake in Athene was reduced as a result of the Athene Private Placement (as defined below), the issuance of 3.7 million unrestricted common shares of Athene Holding under Athene’s management equity plan) and issuances of shares under the Amended AAA Services Agreement and the Amended Athene Services Agreement, and increased by the conversion to common shares of AAA Investments’ note receivable from Athene. See note 17 for further information regarding Athene.
At December 31, 2014 and December 31, 2013, Athene’s fair value was determined using the embedded value method which was based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The net assets of Athene consist of the current and projected assets less the current and projected liabilities related to in force insurance contracts. For purposes of the excess capital calculation the assets are valued at fair value using our valuation methodology disclosed in note 2. The approach of using actuarially projected asset and liability income to value an insurance company is widely used by market participants in the insurance industry, particularly in private company acquisitions. The embedded value of the in force insurance contracts incorporates actuarial projections of expected income utilizing most recently available policyholder contract and experience data, industry information and assumptions, general economic and market conditions, and other factors deemed relevant, including the cost of capital. In addition, consideration is also given to comparable company multiples in the determination of fair value.
Athene Holding
As further described in note 17, during 2014, Athene Holding raised $1.218 billion of net equity commitments (the “Athene Private Placement”), which was priced at $26 per common share of Athene Holding. In connection with the Athene Private Placement, both the Athene Services Derivative and the AAA Services Derivative (as defined in note 17) were settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivatives were terminated. Following settlement of these derivatives, future monitoring fees and management fees paid to Apollo pursuant to the Amended Athene Services Agreement and the Amended AAA Services Agreement, respectively, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act).

The Company elected the fair value option for its investment in Athene Holding at the time of settlement of the Athene Services Derivative and AAA Services Derivative. The Company has classified this investment as a Level III asset in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The investment is valued based on the price of a common share of Athene Holding, which as of December 31, 2014 was determined using the embedded value method. See note 6 for further discussion regarding fair value leveling and note 17 for further information regarding Athene.
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
The Company has classified the instruments associated with the Apollo Senior Loan Fund investment within the respective level in the fair value hierarchy. See note 6 for further discussion regarding fair value leveling.
HFA
On March 7, 2011, the Company invested $52.1 million (including expenses related to the purchase) in a convertible note with an aggregate principal amount of $50.0 million and received 20,833,333 stock options issued by HFA, an Australian based

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

specialist global funds management company. Pursuant to a buy-back agreement with HFA, effective July 2, 2014, HFA repurchased the convertible note at its face value of $50.0 million.
The note had a percentage coupon interest of 6% per annum, paid via principal capitalization (payment-in-kind, or "PIK", interest) for the first four years, and thereafter either in cash or via principal capitalization at HFA’s discretion. The PIK interest provided for the Company to receive additional common shares of HFA if the note was converted. For the years ended December 31, 2014, 2013, and 2012, the Company recorded $1.7 million, $4.0 million and $3.1 million, respectively, in PIK interest income included in interest income in the consolidated statements of operations. The Company separately presents interest income in the consolidated statements of operations from other changes in the fair value of the convertible note.
The Company classified the instruments associated with the HFA investment as Level III investments. See note 6 for further discussion regarding fair value leveling.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities in the consolidated statements of operations include net realized gains (losses) from sales of investments, and the change in net unrealized gains (losses) resulting from changes in fair value or reversal of realization of gains/losses of the consolidated funds’ investments and realization of previously unrealized gains/losses. Additionally, net gains from investment activities include changes in the fair value of the investment in HFA and other investments held at fair value. The following tables present Apollo’s net gains (losses) from investment activities for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
	Private Equity	Credit	Total
Realized losses on sales of investments	$—	$(12,651)	$(12,651)
Change in net unrealized gains due to changes in fair values	204,542	21,352	225,894
Net Gains from Investment Activities	$204,542	$8,701	$213,243

	For the Year Ended December 31, 2013
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$409	$409
Change in net unrealized gains (losses) due to changes in fair values	342,398	(12,572)	329,826
Net Gains (Losses) from Investment Activities	$342,398	$(12,163)	$330,235

	For the Year Ended December 31, 2012
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$443	$443
Change in net unrealized gains (losses) due to changes in fair values	288,140	(339)	287,801
Net Gains from Investment Activities	$288,140	$104	$288,244

Equity Method Investments
Apollo's equity method investments include its investments in Apollo private equity, credit and real estate funds, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of operating income generated by these investments is recorded within income from equity method investments in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments as of December 31, 2014 and December 31, 2013 consisted of the following:

	Equity Held as of
	December 31, 2014		% of Ownership		December 31, 2013		% of Ownership
Investments:
Private Equity Funds:
AAA Investments	$1,293		0.057%		$1,168		0.057%
Apollo Investment Fund IV, L.P. ("Fund IV")	8		0.022		9		0.019
Apollo Investment Fund V, L.P. ("Fund V")	68		0.031		94		0.020
Apollo Investment Fund VI, L.P. ("Fund VI")	6,173		0.114		9,964		0.103
Fund VII	78,286		1.223		137,960		1.258
Apollo Investment Fund VIII, L.P. ("Fund VIII")	33,099		2.241		4,310		3.996
ANRP	5,608		0.807		3,735		0.831
AION Capital Partners Limited ("AION")	14,707		6.113		6,425		9.970
Apollo Asia Private Credit Fund, L.P. ("APC")	47		0.044		49		0.046
VC Holdings, L.P. Series A ("Vantium A/B")	12		6.450		15		6.450
VC Holdings, L.P. Series C ("Vantium C")	48		2.071		1,233		2.071
VC Holdings, L.P. Series D ("Vantium D")	180		6.345		2,190		6.345
Total Private Equity Funds(5)	139,529				167,152
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. ("SOMA")	6,997		0.841		6,833		0.853
Apollo Value Strategic Fund, L.P. ("VIF")	146		0.067		151		0.124
Apollo Strategic Value Fund, L.P. ("SVF")	10		0.033		17		0.079
Apollo Credit Liquidity Fund, L.P. ("ACLF")	4,128		2.771		4,559		3.341
Apollo Credit Opportunity Fund I, L.P. ("COF I")	2,298		1.870		10,077		1.850
Apollo Credit Opportunity Fund II, L.P. ("COF II")	2,249		1.497		5,015		1.428
Apollo Credit Opportunity Fund III, L.P. ("COF III")	13,102		1.061		6,720		2.450
Apollo European Principal Finance Fund, L.P. ("EPF I")	7,647		1.449		19,332		1.363
Apollo European Principal Finance Fund II, L.P. ("EPF II")	44,523		1.760		23,212		1.994
Apollo Investment Europe II, L.P. ("AIE II")	3,203		1.937		4,500		2.772
Apollo Europe Co-Investors III (D) LLC ("AIE III")	1,540		2.914		—		—
Apollo Palmetto Strategic Partnership, L.P. ("Palmetto")	14,049		1.186		16,054		1.186
Apollo Senior Floating Rate Fund Inc. ("AFT")	86		0.031		95		0.034
Apollo Residential Mortgage, Inc. ("AMTG") (3)	4,263	(1)	0.593	(1)	4,015	(2)	0.632	(2)
Apollo European Credit, L.P. ("AEC")	2,443		1.081		2,482		1.230
Apollo European Strategic Investments, L.P. ("AESI")	3,834		0.990		3,732		0.956
Apollo European Strategic Investments II, L.P. ("AESI II")	123		0.990		—		—
Apollo Centre Street Partnership, L.P. ("ACSP")	11,474		2.439		7,690		2.465
Apollo Investment Corporation ("AINV") (4)	64,382	(1)	3.057	(1)	55,951	(2)	2.933	(2)
Apollo SK Strategic Investments, L.P. ("SK")	1,693		0.990		1,714		0.997
Apollo SPN Investments I, L.P.	5,500		0.720		4,457		0.828
CION Investment Corporation ("CION")	1,000		0.206		1,000		0.716
Apollo Tactical Income Fund Inc. ("AIF")	84		0.032		94		0.036
Apollo Franklin Partnership, L.P. ("Franklin Fund")	9,647		9.091		10,178		9.107
Apollo Zeus Strategic Investments, L.P. ("Zeus")	6,404		3.392		1,678		3.383
Apollo Lincoln Fixed Income Fund, L.P.	1,398		0.993		—		—
Apollo Lincoln Private Credit Fund, L.P.	194		0.990		—		—
Apollo Structured Credit Recovery Master Fund III, L.P.	315		0.126		—		—
Apollo Total Return Fund L.P.	163		0.046		—		—
Apollo Credit Short Opportunities Fund L.P.	19		0.027		—		—
Total Credit Funds(5)	212,914				189,556
Real Estate:
Apollo Commercial Real Estate Finance, Inc. (“ARI”)(3)	13,989	(1)	1.495	(1)	11,550	(2)	1.500	(2)
AGRE U.S. Real Estate Fund, L.P.	10,519		1.845		9,473		1.845
CPI Capital Partners North America, L.P.	137		0.408		272		0.416
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	96		0.039		106		0.042
Apollo GSS Holding (Cayman), L.P.	3,564		4.750		3,670		3.460
BEA/AGRE China Real Estate Fund, L.P.	87		1.031		72		1.031
Other	38		4.761		—		—
Total Real Estate Funds(5)	28,435				25,148
Total	$380,878				$381,856

(1)	Amounts are as of September 30, 2014.

(2)	Amounts are as of September 30, 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $53,693 and $57,249 based on the quoted market price as of December 31, 2014 and December 31, 2013, respectively.

(5)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of each fund's investments.

The tables below represent summarized aggregated financial information of the funds and other equity method investments in which Apollo has an equity method investment as of December 31, 2014, 2013 and 2012, and for the years ended December 31, 2014, 2013 and 2012:

	Private Equity		Credit		Real Estate		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
Balance Sheet Information	2014	2013	2014	2013	2014	2013	2014	2013
Investments	$16,082,723	$23,539,644	$17,888,199	$16,043,142	$2,584,097	$2,260,989	$36,555,019	$41,843,775
Assets	16,924,291	24,265,145	20,076,656	17,636,723	2,772,857	2,465,780	39,773,804	44,367,648
Liabilities	128,257	111,285	6,216,702	6,071,182	1,028,203	300,517	7,373,162	6,482,984
Equity	16,796,034	24,153,860	13,859,954	11,565,541	1,744,654	2,165,263	32,400,642	37,884,664

	Private Equity			Credit			Real Estate			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
Income Statement Information	2014(1)	2013(1)	2012(1)	2014(1)	2013(1)	2012(1)	2014(1)	2013(1)	2012(1)	2014(1)	2013(1)	2012(1)
Revenues/Investment Income	$340,380	$675,844	$1,686,855	$1,954,270	$1,297,324	$1,326,142	$89,579	$73,429	$54,720	$2,384,229	$2,046,597	$3,067,717
Expenses	326,126	239,750	280,262	417,967	583,410	694,114	29,022	39,153	32,077	773,115	862,313	1,006,453
Net Investment Income	14,254	436,094	1,406,593	1,536,303	713,914	632,028	60,557	34,276	22,643	1,611,114	1,184,284	2,061,264
Net Realized and Unrealized Gain (Loss)	1,300,343	10,411,556	6,856,414	(548,088)	953,227	2,053,100	62,516	214,764	275,659	814,771	11,579,547	9,185,173
Net Income	$1,314,597	$10,847,650	$8,263,007	$988,215	$1,667,141	$2,685,128	$123,073	$249,040	$298,302	$2,425,885	$12,763,831	$11,246,437

(1)	Certain private equity, credit and real estate fund amounts are as of and for the years ended September 30, 2014, 2013 and 2012.

5. VARIABLE INTEREST ENTITIES
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

VIEs. Additionally, Apollo determined that the potential fees that it could receive directly and indirectly from these VIEs represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.
The assets of these consolidated VIEs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated VIEs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated VIEs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of December 31, 2014, the Company had investments in consolidated foreign currency denominated CLOs totaling $47.4 million, which eliminates in consolidation.
Pursuant to the terms in certain bank loan agreements, the consolidated VIEs have unfunded contingent liabilities of $67.6 million as of December 31, 2014.
Investment in Champ L.P.
On September 30, 2014, the Company, through a wholly-owned subsidiary, acquired a 25.6% ownership interest in Champ L.P. following which a wholly-owned subsidiary of Champ L.P. then acquired a 35% ownership interest in KBC Bank Deutschland AG ("KBC Bank"), the German subsidiary of Belgian KBC Group NV (the "KBC Transaction"). Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and the bank will operate under the name BKB Bank. As of December 31, 2014, the Company had invested $16.9 million in Champ L.P. The Company, together with other affiliated investors, in aggregate, own 100% of Champ L.P.
The Company, through its aforementioned wholly-owned subsidiary, is the general partner and primary beneficiary of Champ, L.P., which meets the definition of a VIE. Accordingly, the Company has consolidated Champ, L.P. in accordance with the policy described in note 2. The Company's investment in Champ, L.P. is eliminated in consolidation.
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the years ended December 31, 2014, 2013 and 2012, respectively:

	For the Year Ended December 31,
	2014	2013	2012
Net unrealized gains (losses) gains from investment activities	$(317,591)	$(33,275)	$169,087
Net realized gains from investment activities	79,057	87,472	76,965
Net gains (losses) from investment activities	(238,534)	54,197	246,052
Net unrealized gains (losses) from debt	809	(232,509)	(497,704)
Net realized gains from debt	101,745	137,098	—
Net gains (losses) from debt	102,554	(95,411)	(497,704)
Interest and other income	666,486	674,324	581,610
Interest and other expenses	(507,942)	(433,368)	(401,662)
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities	$22,564	$199,742	$(71,704)

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014				As of December 31, 2013
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$13,459,387	1.60%		7.8	$11,877,744	1.31%		7.3
Subordinated Notes(2)(3)	1,183,834	N/A	(1)	9.0	963,099	N/A	(1)	8.1
Total	$14,643,221				$12,840,843

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of December 31, 2014 and December 31, 2013 was $14,123.1 million and $12,424.0 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of December 31, 2014 and December 31, 2013, the fair value of the consolidated VIEs' assets was $17,070.8 million and $15,502.3 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of December 31, 2014, the Company was not aware of any instances of non-compliance with any of these covenants.
As of December 31, 2014, the table below presents the contractual maturities for debt of the consolidated VIEs:

	2015	2016	2017	2018	2019	Thereafter	Total
Senior Secured Notes	$—	$2,175,000	$—	$—	$200,272	$11,084,115	$13,459,387
Subordinated Notes	—	—	—	—	23,250	1,160,584	1,183,834
Total Obligations as of December 31, 2014	$—	$2,175,000	$—	$—	$223,522	$12,244,699	$14,643,221

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of December 31, 2014 and December 31, 2013. In addition, the tables present the maximum exposure to losses relating to those VIEs.

	As of December 31, 2014
	Total Assets		Total Liabilities		Apollo Exposure
Total	$11,676,038	(1)	$(729,515)	(2)	$30,752	(3)

(1)	Consists of $794.5 million in cash, $10,456.0 million in investments and $425.6 million in receivables.

(2)	Represents $362.0 million in debt and other payables, $359.4 million in securities sold, not purchased, and $8.2 million in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, is $2,892.8 million as of December 31, 2014 as discussed in note 18.

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
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of December 31, 2014 and December 31, 2013, respectively:

	As of December 31, 2014
	Level I(6)	Level II(6)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$2,144,118	$2,144,118
Investments held by Apollo Senior Loan Fund(1)	—	25,537	4,359	29,896
Investments in Other(1)	—	—	600	600
Investment in Athene Holding(2)	—	—	324,514	324,514
AAA/Athene Receivable(2)	—	—	61,292	61,292
Investments of VIEs, at fair value(4)	176	13,135,564	2,522,913	15,658,653
Total Assets	$176	$13,161,101	$5,057,796	$18,219,073

Liabilities
Liabilities of VIEs, at fair value(4)(5)	$—	$1,793,353	$12,343,021	$14,136,374
Contingent Consideration Obligations(3)	—	—	96,126	96,126
Total Liabilities	$—	$1,793,353	$12,439,147	$14,232,500

	As of December 31, 2013
	Level I(6)	Level II(6)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$1,942,051	$1,942,051
Investments held by Apollo Senior Loan Fund(1)	—	28,711	892	29,603
Investments in Other(1)	—	—	40,373	40,373
Athene and AAA Services Derivatives(2)	—	—	130,709	130,709
Investments of VIEs, at fair value(4)	3,455	12,203,370	1,919,537	14,126,362
Total Assets	$3,455	$12,232,081	$4,033,562	$16,269,098

Liabilities
Liabilities of VIEs, at fair value(4)	$—	$2,429,815	$9,994,147	$12,423,962
Contingent Consideration Obligations(3)	—	—	135,511	135,511
Total Liabilities	$—	$2,429,815	$10,129,658	$12,559,473

(1)	See note 4 for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and investments in Other.

(2)	See note 17 for further disclosure regarding the Athene Services Derivative, the AAA Services Derivative, the investment in Athene Holding and the AAA/Athene Receivable.

(3)	See note 18 for further disclosure regarding contingent consideration obligations.

(4)	See note 5 for further disclosure regarding VIEs.

(5)
As of December 31, 2014, liabilities of VIEs, at fair value includes debt and other liabilities of $14,123.1 million and $13.3 million, respectively. Other liabilities include contingent obligations classified as Level III.

(6)	All Level I and Level II investments and liabilities were valued using third party pricing.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

There were no transfers of financial assets into Level I for the year ended December 31, 2014 and 2013. The following table summarizes the fair value transfers of financial assets between Level I, Level II and Level III for positions that existed as of the years ended December 31, 2014 and 2013, respectively:

	For the Year Ended December 31,
	2014	2013
Transfers from Level I into Level II	$4,084	$—
Transfers from Level III into Level II(1)	1,047,951	1,253,090
Transfers from Level II into Level III(1)	1,415,282	978,194

(1)
Transfers between Level I, II and III were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

There were no transfers of financial liabilities into or out of Level I for year ended December 31, 2014. In addition, there were no transfers of financial liabilities between Level I and Level II for the year ended December 31, 2013. The following table summarizes the fair value transfers of financial liabilities between Level II and Level III for positions that existed as of the years ended December 31, 2014 and 2013, respectively:

	For the Year Ended December 31,
	2014	2013
Transfers from Level III into Level II(1)	$380,660	$2,469,143
Transfers from Level II into Level III(1)	500,837	—

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial assets, which are measured at fair value and characterized as Level III investments, for the years ended December 31, 2014 and 2013, respectively:

	For the Year Ended December 31, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in Other	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$—	$—	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	19,187	19,187
Fees	—	—	—	60,422	—	178,332	—	238,754
Purchases	—	4,707	1,844	—	2,080	—	1,036,810	1,045,441
Sale of investments/Distributions	(2,500)	(1,543)	(51,052)	—	—	—	(825,429)	(880,524)
Net realized gains (losses)	—	10	(12,871)	24,242	—	—	20,972	32,353
Changes in net unrealized gains (losses)	204,567	(66)	22,306	(10,203)	224	—	(9,302)	207,526
Cumulative translation adjustment	—	—	—	—	—	—	(5,834)	(5,834)
Transfer into Level III	—	1,594	—	—	—	—	1,413,688	1,415,282
Transfer out of Level III	—	(1,235)	—	—	—	—	(1,046,716)	(1,047,951)
Settlement of derivatives/receivable(1)	—	—	—	(205,170)	322,210	(117,040)	—	—
Balance, End of Period	$2,144,118	$4,359	$600	$—	$324,514	$61,292	$2,522,913	$5,057,796
Change in net unrealized gains (losses) included in Net Gains (losses) from Investment Activities related to investments still held at reporting date	$204,567	$(66)	$580	$—	$224	$—	$—	$205,305
Change in net unrealized gains included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	(52,485)	(52,485)

(1)	See note 17 for further disclosure regarding the settlement of the Athene Services Derivative, the AAA Services Derivative and the investment in Athene Holding.

	For the Year Ended December 31, 2013
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Investments in Other	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,666,448	$590	$50,311	$2,126	$1,643,465	$3,362,940
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(35,410)	(35,410)
Fees	—	—	—	118,380	—	118,380
Purchases	—	520	4,901	—	1,326,095	1,331,516
Sale of investments/Distributions	(66,796)	(6)	(2,541)	—	(724,666)	(794,009)
Net realized losses	—	—	—	—	(28,717)	(28,717)
Changes in net unrealized gains (losses)	342,399	15	(12,298)	10,203	13,439	353,758
Transfer into Level III	—	831	—	—	977,363	978,194
Transfer out of Level III	—	(1,058)	—	—	(1,252,032)	(1,253,090)
Balance, End of Period	$1,942,051	$892	$40,373	$130,709	$1,919,537	$4,033,562
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$342,399	$15	$(12,298)	$—	$—	$330,116
Change in net unrealized losses included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	9,083	9,083
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	10,203	—	10,203

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial liabilities, which are measured at fair value and characterized as Level III liabilities:

	For the Year Ended December 31,
	2014			2013
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Debt of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$9,994,147	$135,511	$10,129,658	$11,834,955	$142,219	$11,977,174
Elimination of debt attributable to consolidation of VIEs	13,493	—	13,493	3,950	—	3,950
Additions	3,965,725	—	3,965,725	2,747,033	—	2,747,033
Payments/Extinguishment(1)	(1,551,533)	(50,666)	(1,602,199)	(2,218,060)	(67,534)	(2,285,594)
Net realized gains	(101,745)	—	(101,745)	(137,098)	—	(137,098)
Changes in net unrealized (gains) losses	(25,685)	11,281	(14,404)	232,510	60,826	293,336
Cumulative translation adjustment	(71,558)	—	(71,558)	—	—	—
Transfers into Level III	500,837	—	500,837	—	—	—
Transfers out of Level III	(380,660)	—	(380,660)	(2,469,143)	—	(2,469,143)
Balance, End of Period	$12,343,021	$96,126	$12,439,147	$9,994,147	$135,511	$10,129,658
Change in net unrealized gains losses included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$(113,874)	$—	$(113,874)	$(18,578)	$—	$(18,578)
Change in net unrealized losses included in Profit Sharing Expense related to liabilities still held at reporting date	—	11,281	11,281	—	47,523	47,523

(1)	For the year ended December 31, 2014, includes $13.4 million extinguishment of contingent consideration obligations, which is recorded in other income on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized in Level III of the fair value hierarchy as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$2,144,118	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	4,359	Third Party Pricing(2)	N/A	N/A	N/A
Investments in Other	600	Other	N/A	N/A	N/A
Investment in Athene Holding	324,514	Discounted Cash Flow	Discount Rate	15.0%	15.0%
AAA/Athene Receivable	61,292	Discounted Cash Flow	Discount Rate	15.0%	15.0%
Investments of Consolidated VIEs:
Bank Debt Term Loans	1,340,296	Third Party Pricing(2)	N/A	N/A	N/A
	87,314	Discounted Cash Flow	Discount Rate	7.1% - 14.0%	8.4%
Corporate Loans/Bonds/CLO Notes(5)	1,009,873	Third Party Pricing(2)	N/A	N/A	N/A
Equity Securities	930	Third Party Pricing(2)	N/A	N/A	N/A
	4,610	Market Comparable Companies	Comparable Multiples	5.8x	5.8x
	58,923	Transaction	Purchase Price	N/A	N/A
	20,967	Transaction	Implied Multiple	5.2x	5.2x
Total Investments of Consolidated VIEs	2,522,913
Total Financial Assets	$5,057,796
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$908,831	Discounted Cash Flow	Discount Rate	10.0% - 12.5%	11.5%
			Default Rate	1.0% - 2.0%	1.7%
			Recovery Rate	75.0%	75.0%
Subordinated Notes	106,090	Other	N/A	N/A	N/A
Senior Secured Notes	9,283,534	Third Party Pricing(2)	N/A	N/A	N/A
Senior Secured and Subordinated Notes	2,031,292	Discounted Cash Flow	Discount Rate	1.6% - 1.8%	1.7%
			Default Rate	2.0%	2.0%
			Recovery Rate	15.0% - 75.0%	69.0%
Contingent Obligation	13,274	Other	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	12,343,021
Contingent Consideration Obligation	96,126	Discounted Cash Flow	Discount Rate	11.0% - 18.5%	15.7%
Total Financial Liabilities	$12,439,147

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

	As of December 31, 2014
			% of Investment of AAA Investments
Approximate values based on net asset value of the underlying funds, which are based on the funds' underlying investments that are valued using the following:
Discounted cash flow	$2,244,192	(3)	100%
Total Investments	2,244,192		100%
Other net liabilities(4)	(100,074)
Total Net Assets	$2,144,118

(2)	These securities are valued primarily using broker quotes.

(3)
Represents the investment by AAA Investments in Athene, which is valued using the embedded value method which was based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The unobservable inputs and respective ranges used are the same as noted

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

for the Investment in Athene Holding and the AAA/Athene Receivable in the table above. See note 17 for discussion of the investment in Athene Holding.

(4)
Balances include other assets, liabilities and general partner interests of AAA Investments. Balance at December 31, 2014 is primarily comprised of $26.7 million in assets, less $4.0 million and $122.8 million in liabilities and net assets allocated to the general partner, respectively. Carrying values approximate fair value for other assets and liabilities.

(5)
Balance includes investments in an affiliated fund, which primarily invests in corporate loans, bonds, and CLO notes. Balance at December 31, 2014 includes investments in an affiliated fund in the amount of $865.9 million, which were valued based on net asset value ("NAV").

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$1,942,051	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	892	Third Party Pricing(2)	N/A	N/A	N/A
Investments in HFA and Other	40,373	Third Party Pricing(2)	N/A	N/A
Athene and AAA Services Derivatives	130,709	Discounted Cash Flow	Discount Rate	15.0%	15.0%
			Implied Multiple	1.1x	1.1x
Investments of Consolidated VIEs:
Bank Debt Term Loans	18,467	Other	N/A	N/A	N/A
Equity Securities	7,938	Market Comparable Companies	Comparable Multiples	6.0x - 9.5x	7.9x
Corporate Loans/Bonds/CLO Notes(5)	1,893,132	Third Party Pricing(2)	N/A	N/A	N/A
Total Investments of Consolidated VIEs	1,919,537
Total Financial Assets	$4,033,562
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$835,149	Discounted Cash Flow	Discount Rate	10.0% - 12.0%	10.8%
			Default Rate	1.0% - 1.5%	1.3%
			Recovery Rate	75.0%	75.0%
Senior Secured Notes	2,132,576	Discounted Cash Flow	Discount Rate	1.9% - 2.2%	2.0%
			Default Rate	2.0%	2.0%
			Recovery Rate	30.0% - 70.0%	65.2%
Senior Secured and Subordinated Notes	7,026,422	Third Party Pricing(2)	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	9,994,147
Contingent Consideration Obligation	135,511	Discounted Cash Flow	Discount Rate	10.5% - 18.5%	15.3%
Total Financial Liabilities	$10,129,658

(1)	The following table summarizes a look-through of the Company’s Level III investments by valuation methodology of the underlying securities held by AAA Investments:

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

(5)
Balance includes investments in an affiliated fund, which primarily invests in corporate loans, bonds, and CLO notes. Balance at December 31, 2013 includes investments in an affiliated fund in the amount of $645.5 million, which were valued based on NAV.

Investment in Athene Holding and AAA/Athene Receivable
As of December 31, 2014, the significant unobservable input used in the fair value measurement of the investment in Athene Holding is the discount rate applied in the valuation model. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the expected required rate of return based on the risk profile of similar cash flows.
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
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the weighted average cost of capital for the Company. See note 18 for further discussion of the contingent consideration obligations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

7. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of December 31,
	2014	2013
Private Equity	$672,119	$1,867,771
Credit	226,430	408,342
Real Estate	13,117	10,962
Total carried interest receivable	$911,666	$2,287,075

The table below provides a roll-forward of the carried interest receivable balance for the years ended December 31, 2014 and 2013:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2013	$1,413,306	$454,155	$10,795	$1,878,256
Change in fair value of funds (1)	2,516,990	324,859	967	2,842,816
Fund cash distributions to the Company	(2,062,525)	(370,672)	(800)	(2,433,997)
Carried interest receivable, December 31, 2013	$1,867,771	$408,342	$10,962	$2,287,075
Change in fair value of funds(1)	231,983	159,350	6,104	397,437
Fund cash distributions to the Company	(1,427,635)	(341,262)	(3,949)	(1,772,846)
Carried interest receivable, December 31, 2014	$672,119	$226,430	$13,117	$911,666

(1)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $3.4 million in aggregate with respect to two of our credit funds. Included in change in fair value of funds for the year ended December 31, 2013 was a reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA and APC, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

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

8. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of December 31,
	2014	2013
Private Equity	$240,595	$751,192
Credit	186,307	234,504
Real Estate	7,950	6,544
Total profit sharing payable	$434,852	$992,240

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the profit sharing payable balance for the years ended December 31, 2014 and 2013:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2013	$596,427	$254,629	$6,668	$857,724
Profit sharing expense (1)	1,030,404	142,728	123	1,173,255
Payments/other	(875,639)	(162,853)	(247)	(1,038,739)
Profit sharing payable, December 31, 2013	$751,192	$234,504	$6,544	$992,240
Profit sharing expense (1)	178,373	95,070	2,747	276,190
Payments/other	(688,970)	(143,267)	(1,341)	(833,578)
Profit sharing payable, December 31, 2014	$240,595	$186,307	$7,950	$434,852

(1)
Includes both of the following: (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo's funds and (ii) changes to the fair value of the contingent consideration obligations (see notes 6 and 18) recognized in connection with certain Apollo acquisitions.

9. FIXED ASSETS
Fixed assets consisted of the following:

	Useful Life in Years	As of December 31,
		2014	2013
Leasehold improvements	8-16	$51,745	$50,478
Furniture, fixtures and other equipment	4-10	17,798	16,750
Computer software and hardware	2-4	34,560	31,200
Other	N/A	514	509
Total fixed assets		104,617	98,937
Less - accumulated depreciation and amortization		(68,711)	(58,686)
Fixed Assets, net		$35,906	$40,251

In December 2013, the Company committed to a plan to sell its ownership interests in certain aircraft. The sale of the ownership interest in one aircraft was completed in December 2013 while the sale of the remaining ownership interest was completed in the first quarter of 2014. Accordingly, in December 2013, the Company recorded the completed sale and reclassified the remaining aircraft interests committed for sale to assets held for sale which is included in other assets in the consolidated statement of financial condition. The aircraft reclassified to assets held for sale were recorded at the lower of cost or fair value less costs to sell. As a result of both the completed sale and reclassification, the Company recognized a net loss of approximately $1.0 million which is included in other income, net in the consolidated statements of operations for the year ended December 31, 2013.
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $10.2 million, $11.0 million and $10.2 million, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

10. OTHER ASSETS
Other assets consisted of the following:

	As of December 31,
	2014	2013
Prepaid expenses	$32,873	$9,867
Tax receivables	23,286	6,549
Interest Receivable	11,059	6,420
Debt issuance costs, net	8,575	6,407
Receivable from broker	3,229	1,436
Rent deposits	1,430	1,224
Assets held for sale	—	6,413
Underwriting fee receivable	—	2,090
Other	3,932	3,764
Total Other Assets	$84,384	$44,170

11. OTHER LIABILITIES
Other liabilities consisted of the following:

	As of December 31,
	2014	2013
Deferred tax liabilities	$—	$37,272
Deferred rent	12,202	14,701
Deferred compensation	24,939	4,285
Unsettled trades and redemption payable	4,090	2,516
Other	5,170	4,500
Total Other Liabilities	$46,401	$63,274

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

12. OTHER INCOME, NET
Other income, net consisted of the following:

	For the Year Ended December 31,
	2014	2013	2012
Tax receivable agreement adjustment	$32,182	$13,038	$3,937
Gain on derivatives	14,039	10,203	—
Gain (Loss) on extinguishment of liability/debt	13,395	(2,741)	—
Gain on acquisitions	—	—	1,951,897
Rental income	5,566	5,334	4,387
Foreign exchange gain (loss)	(7,131)	4,142	(790)
Loss on assets held for sale	—	(1,087)	—
Other	2,541	11,225	5,248
Total Other Income, Net	$60,592	$40,114	$1,964,679

13. INCOME TAXES

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
The Company’s provision for income taxes totaled $147.2 million, $107.6 million and $65.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s effective tax rate was approximately 16.8%, 4.3%, and 2.1% for the years ended December 31, 2014, 2013 and 2012, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The provision for income taxes is presented in the following table:

	For the Year Ended December 31,
	2014	2013	2012
Current:
Federal income tax	$53,426	$30,422	$—
Foreign income tax	6,080	4,733	3,411
State and local income tax	7,369	9,728	7,722
Subtotal	66,875	44,883	11,133
Deferred:
Federal income tax	28,702	40,955	55,114
Foreign income tax	(137)	130	(277)
State and local income tax	51,805	21,601	(560)
Subtotal	80,370	62,686	54,277
Total Income Tax Provision	$147,245	$107,569	$65,410
The following table reconciles the provision for taxes to the U.S. Federal statutory tax rate:

	For the Year Ended December 31,
	2014	2013	2012
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Non-Controlling Interests	(23.4)	(24.1)	(30.9)
Income passed through to Class A shareholders	0.1	(7.9)	(4.4)
Equity Based Compensation - AOG Units	—	0.2	1.8
Foreign income tax	0.4	0.1	0.1
State and Local Income Taxes (net of Federal Benefit)	4.7	1.1	0.2
Amortization & Other Accrual Adjustments	—	(0.1)	0.3
Effective Income Tax Rate	16.8%	4.3%	2.1%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company’s deferred tax assets and liabilities on the consolidated statements of financial condition consist of the following:

	As of December 31,
	2014	2013
Deferred Tax Assets:
Depreciation and amortization	$543,288	$553,251
Revenue recognition	40,250	51,790
Net operating loss carryforwards	—	776
Equity-based compensation - RSUs and AAA RDUs	35,678	42,784
Foreign tax credit	3,457	7,528
Other	1,437	4,070
Total Deferred Tax Assets	624,110	660,199
Deferred Tax Liabilities:
Unrealized gains from investments	13,053	36,939
Other	4,340	333
Total Deferred Tax Liabilities	$17,393	$37,272

As of December 31, 2014, the Company had no remaining net operating loss carryforwards. In addition, the Company’s foreign tax credit carryforwards will begin to expire in 2021.

The Company considered its historical and current year earnings, current utilization of existing deferred tax assets and deferred tax liabilities, the 15 year amortization periods of the tax basis of its intangible assets and short and long term business forecasts in evaluating whether it should establish a valuation allowance. Based on this positive evidence, the Company concluded it is more likely than not, that the deferred tax assets will be realized and that no valuation allowance was needed at December 31, 2014.
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
The Company's primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of December 31, 2014, the Company's U.S. federal, state, local and foreign income tax returns for the years 2011 through 2014 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of Apollo Global Management, LLC and various subsidiaries for tax years 2010 to 2012. The City of New York is examining certain subsidiaries' tax returns for tax years 2011 and 2012, and the City of Los Angeles is examining certain subsidiaries' tax returns for tax years 2011 to 2013.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recognized an additional step-up in tax basis of intangibles as a result of subsequent exchanges of AOG Units for Class A shares in 2013 and 2014. As a result of these exchanges of AOG Units for Class A shares, there were increases in the deferred tax asset established from the 2007 Reorganization which was recorded in deferred tax assets in the consolidated statements of financial condition for the expected tax benefit associated with these increases. A related tax receivable agreement liability was recorded in due to affiliates in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the "tax receivable agreement") (see note 17). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which was recorded in the consolidated statements of changes in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

shareholders’ equity for the years ended December 31, 2014 and 2013. The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over the same period.
The tables below present the transactions during the years ended December 31, 2013 and 2014 related to the exchange of AOG Units for Class A shares and the resulting impact to the deferred tax asset, tax receivable agreement liability and additional paid-in capital.

	For the Year Ended December 31, 2013
Date of Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2013	$149,327	$126,928	$22,399

	For the Year Ended December 31, 2014
Date of Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2014	$58,696	$47,878	$10,818

During the years ended December 31, 2014 and 2013, the Company adjusted the estimated rate of tax it expects to pay in the future and thereby reduced its net deferred tax assets, and increased its income tax provision, by $36.2 million and $16.9 million, respectively (see note 17 for details regarding the impact on the tax receivable agreement liability).

14. DEBT

Debt consisted of the following:

	As of December 31, 2014		As of December 31, 2013
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.36%	$750,000	1.37%
2024 Senior Notes(1)	499,058	4.00%	N/A	N/A
2014 AMI Term Facility I(2)	16,204	2.34%	N/A	N/A
2014 AMI Term Facility II(3)	18,752	1.93%	N/A	N/A
Total Debt	$1,034,014		$750,000

(1)	Includes impact of any amortization of note discount and interest rate hedge.

(2)
On July 3, 2014, Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into a €13.4 million five year credit agreement (the “2014 AMI Term Facility I”). Proceeds from the borrowing were used to fund the Company's investment in a European CLO it manages.

(3)
On December 9, 2014, AMI entered into a €15.5 million five year credit agreement (the "2014 AMI Term Facility II"). Proceeds from the borrowing were used to fund the Company's investment in a European CLO it manages.

2007 AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership, entered into a $1.0 billion seven year credit agreement (the “2007 AMH Credit Agreement”). Interest payable under the 2007 AMH Credit Agreement was based on Eurodollar LIBOR or Alternate Base Rate

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

("ABR") as determined by the borrower. On December 20, 2010, Apollo amended the 2007 AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loan from April 20, 2014 to January 3, 2017 and modified certain other terms of the 2007 AMH Credit Agreement. On December 20, 2010, an affiliate of AMH that was a guarantor under the 2007 AMH Credit Agreement repurchased approximately $180.8 million of the term loan in connection with the extension of the maturity date of such loan and thus the 2007 AMH Credit Agreement (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million. Interest expense incurred by the Company related to the 2007 AMH Credit Agreement was $28.3 million and $36.0 million for the years ended December 31, 2013 and 2012, respectively. Amortization expense related to the 2007 AMH Credit Agreement was $0.7 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.
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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of December 31, 2014 was 1.37% and the commitment fee as of December 31, 2014 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $9.0 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014 and December 31, 2013, $500 million and $750 million of the Term Facility was outstanding with third-party lenders, respectively, and there was approximately $271.7 million of the Term Facility that was held by a subsidiary of the Company. As of December 31, 2014 and December 31, 2013, the Revolver Facility was undrawn. The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is approximately $501.3 million based on obtained broker quotes as of December 31, 2014. The $500.0 million carrying value of debt that is recorded on the consolidated statements of financial condition at December 31, 2014 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities. The Company has determined that the long-term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair value hierarchy based on the Company's number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.
In accordance with U.S. GAAP, the Company determined that the refinancing of the outstanding loans under the 2007 AMH Credit Agreement resulted in a debt extinguishment. As a result, the Company recorded a loss on extinguishment of $2.7 million, of which $1.6 million related to previously capitalized costs incurred in relation to the 2007 AMH Credit Agreement and $1.1 million related to expenses incurred in relation to the 2013 AMH Credit Facilities, in other income, net in the consolidated statement of operations for the year ended December 31, 2013. In addition, the Company capitalized debt issuance costs of $6.6 million incurred in relation to the 2013 AMH Credit Facilities, which was recorded in other assets in the consolidated statements of financial condition as of December 31, 2013 to be amortized over the life of the term loan and line of credit. In connection with the repayment of the Term Facility, $1.9 million of unamortized debt issuance costs were recognized by the Company as loss on extinguishment recorded in other income, net in the consolidated statements of operations for the year ended December 31, 2014. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $1.0 million for the year ended December 31, 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of December 31, 2014, the 2013 AMH Credit Facilities were guaranteed and collateralized by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
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

2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the "2024 Senior Notes"), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $11.7 million for the year ended December 31, 2014.

The Company capitalized debt issuance costs of $5.5 million incurred in connection with the issuance of the 2024 Senior Notes, which was recorded in other assets in the consolidated statements of financial condition as of December 31, 2014 to be amortized over the term of the notes. Debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.3 million for the year ended December 31, 2014.

As of December 31, 2014, the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indenture governing the 2024 Senior Notes (the "2024 Senior Notes Indenture"). The 2024 Senior Notes Indenture includes covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2024 Senior Notes Indenture also provides for customary events of default.

The estimated fair value of the Company's long-term debt obligation related to the 2024 Senior Notes is approximately $506.2 million based on obtained broker quotes as of December 31, 2014. The face amount of $500.0 million related to the 2024 Senior Notes is the amount the Company is obligated to settle the 2024 Senior Notes. The Company has determined that the long-term debt obligation related to the 2024 Senior Notes would be categorized as a Level II liability in the fair value hierarchy based on the number of broker quotes obtained, the quality of the broker quotes, the standard deviations of the observed broker quotes and the corroboration of the broker quotes to independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of December 31, 2014, the table below presents the contractual maturities for the Company's debt arrangements:

	2015	2016	2017	2018	2019	Thereafter	Total
2013 AMH Credit Facilities - Term Facility	$—	$—	$—	$—	$500,000	$—	$500,000
2024 Senior Notes	—	—	—	—	—	500,000	500,000
2014 AMI Term Facility I	—	—	—	—	16,204	—	16,204
2014 AMI Term Facility II	—	—	—	—	18,752	—	18,752
Total Obligations as of December 31, 2014	$—	$—	$—	$—	$534,956	$500,000	$1,034,956

15. NET INCOME (LOSS) PER CLASS A SHARE
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014		2013		2012
Numerator:
Net income attributable to Apollo Global Management, LLC	$168,229		$659,391		$310,957
Distributions declared on Class A shares	(483,458)	(1)	(556,954)	(2)	(172,887)	(3)
Distributions on participating securities	(72,074)		(93,235)		(31,175)
Earnings allocable to participating securities	—	(4)	(1,394)		(16,855)
Undistributed income (loss) attributable to Class A shareholders: Basic	(387,303)		7,808		90,040
Dilution effect on undistributed income attributable to Class A shareholders	—		9,106		3,425
Dilution effect on distributable income attributable to participating securities	—		(1,329)		(85)
Undistributed income (loss) attributable to Class A shareholders: Diluted	$(387,303)		$15,585		$93,380
Denominator:
Weighted average number of Class A shares outstanding: Basic	155,349,017		139,173,386		127,693,489
Dilution effect of share options and unvested RSUs	—		3,040,964		1,846,888
Weighted average number of Class A shares outstanding: Diluted	155,349,017		142,214,350		129,540,377
Net Income per Class A share: Basic
Distributed Income	$3.11		$4.00		$1.35
Undistributed Income (Loss)	(2.49)		0.06		0.71
Net Income per Class A Share: Basic	$0.62		$4.06		$2.06
Net Income per Class A Share: Diluted(5)
Distributed Income	$3.11		$3.92		$1.34
Undistributed Income (Loss)	(2.49)		0.11		0.72
Net Income per Class A Share: Diluted	$0.62		$4.03		$2.06

(1)	The Company declared a $1.08, $0.84, $0.46 and $0.73 distribution on Class A shares on February 7, 2014, May 8, 2014, August 6, 2014 and October 30, 2014, respectively.

(2)	The Company declared a $1.05, $0.57, $1.32 and $1.01 distribution on Class A shares on February 8, 2013, May 6, 2013, August 8, 2013 and November 7, 2013, respectively.

(3)	The Company declared a $0.46, $0.25, $0.24 and $0.40 distribution on Class A shares on February 10, 2012, May 8, 2012, August 12, 2012 and November 9, 2012, respectively.

(4)	No allocation of losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(5)
For the year ended December 31, 2014, the Company had an undistributed loss attributable to Class A shareholders and none of the classes of securities resulted in dilution. For the year ended December 31, 2014, AOG Units, restricted share units ("RSUs"), share options and participating securities were anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.  For the years ended December 31, 2013 and December 31, 2012, share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2013 and 2012, the AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.

On October 24, 2007, the Company commenced the granting of RSUs that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants.” For the years ended December 31, 2014, 2013 and 2012, the weighted average vested RSUs were 19.5 million, 20.7 million and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

18.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the weighted average unvested RSUs were 9.6 million, 10.8 million and 16.7 million, respectively.
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
In addition, certain share options were granted to employees under the Company's 2007 Omnibus Equity Incentive Plan. For the years ended December 31, 2014, 2013 and 2012, weighted average unexercised options were 0.5 million, 3.7 million and 5.1 million, respectively.
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
At December 31, 2014 and 2013, if all of the outstanding AOG Units were exchanged for Class A shares, the result would be an additional 222,680,477 and 228,954,598 Class A shares added to the basic earnings per share calculation. For the years ended December 31, 2014, 2013 and 2012, the weighted average AOG units outstanding were 225.0 million, 234.1 million and 240.0 million, respectively.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. ("BRH"). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 65.4% and 69.3% of the total voting power of the Company’s shares entitled to vote as of December 31, 2014 and December 31, 2013, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents transactions in Class A shares during each quarter during the years ended December 31, 2014, 2013 and 2012 and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)		Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2012	Issuance	2,388		34.1%	34.5%	65.9%	65.5%
Quarter Ended June 30, 2012	Issuance	150		34.5%	34.5%	65.5%	65.5%
Quarter Ended September 30, 2012	Issuance	3,414		34.5%	35.1%	65.5%	64.9%
Quarter Ended December 31, 2012	Issuance	180		35.1%	35.1%	64.9%	64.9%
Quarter Ended March 31, 2013	Issuance	2,091		35.1%	35.5%	64.9%	64.5%
Quarter Ended June 30, 2013	Issuance/Offering	9,577	(1)	35.5%	38.0%	64.5%	62.0%
Quarter Ended September 30, 2013	Issuance	1,977		38.0%	38.3%	62.0%	61.7%
Quarter Ended December 31, 2013	Issuance/Exchange	2,581	(1)	38.3%	39.0%	61.7%	61.0%
Quarter Ended March 31, 2014	Issuance	2,672		39.0%	39.4%	61.0%	60.6%
Quarter Ended June 30, 2014	Issuance/Exchange	7,344	(1)	39.4%	41.2%	60.6%	58.8%
Quarter Ended September 30, 2014	Issuance	3,660		41.2%	41.8%	58.8%	58.2%
Quarter Ended December 31, 2014	Issuance/Exchange	3,090	(1)	41.8%	42.3%	58.2%	57.7%

(1)
In May 2013, November 2013, May 2014 and October 2014, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million, 2.3 million, 6.2 million and 0.1 million Class A shares were issued by the Company in the exchanges, respectively.

16. EQUITY-BASED COMPENSATION
AOG Units
The fair value of the AOG Units of approximately $5.6 billion was charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the years ended December 31, 2013 and 2012, $30.0 million and $480.9 million of compensation expense was recognized, respectively. The AOG Units were fully vested and amortized as of June 30, 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the activity of the AOG Units for the years ended December 31, 2013 and 2012:

	AOG Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	22,593,210	22.64
Granted	199,050	17.36
Forfeited	(199,050)	20.00
Vested	(21,092,844)	22.80
Balance at December 31, 2012	1,500,366	20.00
Vested	(1,500,366)	20.00
Balance at December 31, 2013	—	$—

RSUs
On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the fair value is discounted primarily for transfer restrictions and in certain cases timing of distributions. For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 32.5%, 30.5% and 23.3% for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, for Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 5.1%, 6.0% and 5.0% for the years ended December 31, 2014, 2013 and 2012, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.2%, 3.2% and 4.9% for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated total fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is annual vesting over three years.
The fair value of grants made in 2014, 2013 and 2012 is $149.1 million, $56.6 million and $73.5 million, respectively. Of the awards granted in 2012, 972,266 RSUs relate to awards granted as part of the Stone Tower acquisition. The fair value of these awards was not charged to compensation expense, but charged to additional paid in capital in the consolidated statements of changes in shareholder's equity. See note 3 for further discussion of the Stone Tower acquisition. The actual forfeiture rate was 6.7%, 5.3% and 3.9% for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, $80.7 million, $87.7 million and $110.2 million of compensation expense was recognized, respectively.
In addition, during 2014, the Company entered into an agreement with an executive officer providing for the grant of RSUs when certain metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when certain metrics are met or deemed probable. Accordingly, for the year ended December 31, 2014, no equity-based compensation expense was recognized relating to these RSUs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes RSU activity for the years ended December 31, 2014, 2013 and 2012:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2012	20,480,773	$11.38	20,240,008	40,720,781	(1)
Granted	5,377,562	13.68	—	5,377,562
Forfeited	(966,725)	11.02	—	(966,725)
Delivered	—	11.69	(7,894,214)	(7,894,214)
Vested	(10,167,136)	12.28	10,167,136	—
Balance at December 31, 2012	14,724,474	11.62	22,512,930	37,237,404	(1)
Granted	2,101,277	26.95	—	2,101,277
Forfeited	(888,594)	13.30	—	(888,594)
Delivered	—	12.30	(6,879,050)	(6,879,050)
Vested	(7,159,871)	12.60	7,159,871	—
Balance at December 31, 2013	8,777,286	14.32	22,793,751	31,571,037	(1)
Granted	7,046,490	21.16	—	7,046,490
Forfeited(2)	(1,055,639)	12.19	—	(1,055,639)
Delivered	—	12.96	(9,490,011)	(9,490,011)
Vested(2)	(4,050,502)	16.75	4,050,502	—
Balance at December 31, 2014	10,717,635	$18.11	17,354,242	28,071,877	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)
In connection with the departure of an employee from the Company, such employee vested in 625,000 RSUs that were previously granted to him and forfeited 625,000 RSUs that were previously granted to him. As a result of the additional vesting, the Company recorded an incremental compensation expense of $17.5 million related to the relevant RSU award for the year ended December 31, 2014.

Units Expected to Vest—As of December 31, 2014, approximately 10,100,000 RSUs were expected to vest over the next 3.8 years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Share Options
The following options have been granted under the Company's 2007 Omnibus Equity Incentive Plan:

Date of Grant	Options Granted	Vesting Terms
December 2, 2010 (1)	5,000,000
Vested and became exercisable with respect to 4/24 of the option shares on December 31, 2011 and the remainder vest in equal installments over each of the remaining 20 quarters with full vesting on December 31, 2016; 1,250,000 of these options vested in connection with the optionee's employment termination and an equal number of options were forfeited during the quarter ended March 31, 2014.

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

(1)
In connection with the departure of an employee from the Company, such employee vested in 1,250,000 share options that were previously granted to him and forfeited 1,250,000 share options that were previously granted to him. As a result of the additional vesting, the Company recorded an incremental compensation expense of $28.1 million related to the relevant option award agreement for the year ended December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, $28.2 million, $4.7 million and $4.8 million of compensation expense was recognized as a result of these grants, respectively.
There were no share options granted during the year ended December 31, 2014. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2012 and 2011:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Assumptions:	2012	2011
Risk-free interest rate	1.11%	2.79%
Weighted average expected dividend yield	8.13%	2.25%
Expected volatility factor(1)	45.00%	40.22%
Expected life in years	6.66	5.72
Fair value of options per share	$3.01	$8.44

(1)	The Company determined the expected volatility based on comparable companies using daily stock prices and the volatility of the Company’s share price.

The following table summarizes the share option activity for the years ended December 31, 2014, 2013 and 2012:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2012	5,580,556	$8.14	$32,996	8.93
Granted	250,000	16.26	752	9.90
Exercised	(277,778)	9.00	(2,364)	—
Forfeited	(277,778)	9.00	(2,364)	—
Balance at December 31, 2012	5,275,000	8.44	29,020	8.01
Granted	—	—	—	—
Exercised	(2,324,997)	8.12	(12,896)	—
Forfeited	—	—	—	—
Balance at December 31, 2013	2,950,003	8.69	16,124	7.08
Exercised	(1,468,750)	8.03	(8,217)	—
Forfeited	(1,250,000)	8.00	(7,025)	—
Balance at December 31, 2014	231,253	16.60	882	7.93
Exercisable at December 31, 2014	85,417	$17.11	$276	7.99
Options Expected to Vest—As of December 31, 2014, approximately 137,000 options were expected to vest.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at December 31, 2014 was $0.4 million and is expected to be recognized over a weighted average period of 3.5 years. The intrinsic value of options exercised was $26.6 million, $42.9 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Delivery of Class A Shares - RSUs and Share Options
During the years ended December 31, 2014, 2013 and 2012, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares delivered to them, which the Company refers to as "net share settlement." Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A Shares delivered to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a tax liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $85.9 million and $26.0 million, respectively, which is recorded as accumulated deficit in the consolidated statements of changes in shareholders’ equity. During the year ended December 31, 2014, the Company changed its methodology from net share settlement to a “sell-to-cover” methodology. Under this

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

methodology, holders of vested RSUs and exercised share options settle their tax liability through a broker-assisted sale of shares equal to their tax liability.  The proceeds from such sale are remitted back to the Company.
The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the years ended December 31, 2014, 2013 and 2012, the Company delivered 10,491,649, 5,181,389 and 6,130,951 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 40.6% from 39.0%. The gross value of the settlement of these shares was $289.0 million, $212.9 million and $110.1 million, respectively based on Apollo's share price at the time of the delivery.
AAA RDUs
Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. In contrast, the Company’s Managing Partners and Contributing Partners have received distributions of fully-vested AAA RDUs. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value is based on the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the years ended December 31, 2014, 2013 and 2012, the actual forfeiture rate was 1.1%, 0.0% and 0.0%, respectively. For the years ended December 31, 2014, 2013 and 2012, $0.4 million, $1.2 million and $1.0 million of compensation expense was recognized, respectively.
During the years ended December 31, 2014, 2013 and 2012 the Company delivered 120,354, 114,896 and 60,702 RDUs, respectively. The deliveries in 2014, 2013 and 2012 resulted in a satisfaction of liability of $1.2 million, $1.2 million and $1.8 million, respectively, and the recognition of a net decrease of additional paid in capital in 2014, 2013 and 2012 of $2.2 million $1.0 million and $2.5 million, respectively. These amounts are presented in the consolidated statements of changes in shareholders’ equity. There was $1.2 million and $1.2 million of liability for undelivered RDUs included in accrued compensation and benefits in the consolidated statements of financial condition as of December 31, 2014 and December 31, 2013, respectively. The following table summarizes RDU activity for the years ended December 31, 2014, 2013, and 2012, respectively:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2012	196,653	$8.17	60,702	257,355
Granted	256,673	9.45	—	256,673
Delivered	—	8.69	(60,702)	(60,702)
Vested	(114,896)	9.02	114,896	—
Balance at December 31, 2012	338,430	8.85	114,896	453,326
Granted	27,286	26.90	—	27,286
Delivered	—	9.02	(114,896)	(114,896)
Vested	(120,354)	9.83	120,354	—
Balance at December 31, 2013	245,362	10.38	120,354	365,716
Granted	18,426	33.05	—	18,426
Forfeited	(2,861)	8.36	—	(2,861)
Delivered	—	9.02	(120,354)	(120,354)
Vested	(96,267)	11.17	96,267	—
Balance at December 31, 2014	164,660	$12.49	96,267	260,927

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Units Expected to Vest—As of December 31, 2014, approximately 155,000 RDUs were expected to vest over the next 1.9 years.
The following table summarizes the activity of RDUs available for future grants:

	RDUs Available For Future Grants
Balance at January 1, 2012	1,947,837
Purchases	187,261
Granted/Issued	(449,753)	(1)
Forfeited	—
Balance at December 31, 2012	1,685,345
Purchases	6,236
Granted/Issued	(39,272)	(1)
Forfeited	—
Balance at December 31, 2013	1,652,309
Purchases	9,719
Granted/Issued	(18,426)
Forfeited	2,861
Balance at December 31, 2014	1,646,463

(1)
During 2013 and 2012, the Company delivered 11,986 and 193,080 to certain employees as part of AAA's carry reinvestment program, respectively. This resulted in a decrease in profit sharing payable of $0.2 million and $1.2 million in 2013 and 2012, respectively in the consolidated statements of financial condition.

Restricted Stock and Restricted Stock Unit Awards— Apollo Commercial Real Estate Finance, Inc.
ARI restricted stock awards and ARI restricted stock unit awards ("ARI RSUs") granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense is recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI, less discounts for transfer restrictions. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the consolidated statements of operations. For the years ended December 31, 2014, 2013, and 2012, $1.3 million, $2.8 million and $2.3 million of management fees and $1.3 million, $2.0 million and $1.5 million of compensation expense were recognized in the consolidated statements of operations, respectively. The actual forfeiture rate for unvested ARI restricted stock awards and ARI RSUs was 0%, 1.6% and 1.0% for the years ended December 31, 2014, 2013 and 2012, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes activity for the ARI restricted stock awards and ARI RSUs that were granted to both the Company and certain of its employees for the years ended December 31, 2014, 2013, and 2012:

	ARI Restricted Stock Unvested	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of ARI RSUs Outstanding
Balance at January 1, 2012	32,502	374,754	$15.12	73,542	448,296
Granted to employees of the Company	—	20,000	15.17	—	20,000
Granted to the Company	—	—	—	—	—
Forfeited by employees of the Company	—	(5,522)	14.09	—	(5,522)
Vested awards for employees of the Company	—	(99,690)	15.43	99,690	—
Vested awards of the Company	(32,502)	(52,000)	16.25	52,000	—
Balance at December 31, 2012	—	237,542	14.62	225,232	462,774
Granted to employees of the Company	—	205,000	16.58	—	205,000
Granted to the Company	—	40,000	17.59	—	40,000
Forfeited by employees of the Company	—	(5,000)	16.66	—	(5,000)
Vested awards of the employees of the Company	—	(137,807)	15.48	137,807	—
Vested awards of the Company	—	(65,333)	15.41	65,333	—
Balance at December 31, 2013	—	274,402	15.86	428,372	702,774
Granted to employees of the Company	—	400,254	16.59	—	400,254
Vested awards of the employees of the Company	—	(129,148)	15.55	129,148	—
Vested awards of the Company	—	(65,333)	15.41	65,333	—
Balance at December 31, 2014	—	480,175	$16.61	622,853	1,103,028
Units Expected to Vest—As of December 31, 2014, approximately 452,000 ARI RSUs were expected to vest over the next 2.7 years.

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
The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of AMTG less discounts for transfer restrictions and timing of distributions. For the years ended December 31, 2014, 2013 and 2012, $0.9 million, $0.9 million and $0.2 million of management fees were recognized in the consolidated statements of operations, respectively. For the years ended December 31, 2014, 2013 and 2012, $0.8 million, $0.8 million and $0.1 million of compensation expense was recognized in the consolidated statements of operations, respectively. The actual forfeiture rate for AMTG RSUs was 2.5%, 1.3% and 0% for the years ended December 31, 2014, 2013 and 2012, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes activity for the AMTG RSUs that were granted to both the Company and certain of its employees for the years ended December 31, 2014, 2013, and 2012:

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	AMTG RSUs Vested	Total Number of AMTG RSUs Outstanding
Balance at January 1, 2012	28,305	$17.56	2,570	30,875
Granted to employees of the Company	143,244	20.62	—	143,244
Vested awards of the employees of the Company	(4,042)	16.57	4,042	—
Vested awards of the Company	(6,250)	18.20	6,250	—
Balance at December 31, 2012	161,257	20.28	12,862	174,119
Granted to employees of the Company	25,848	14.73	—	25,848
Forfeited by employees of the Company	(2,359)	18.74	—	(2,359)
Vested awards of the employees of the Company	(51,259)	20.30	51,259	—
Vested awards of the Company	(6,250)	18.20	6,250	—
Balance at December 31, 2013	127,237	19.28	70,371	197,608
Granted to employees of the Company	130,124	16.01	—	130,124
Forfeited by employees of the Company	(4,855)	21.22	—	(4,855)
Vested awards of the employees of the Company	(57,982)	19.56	57,982	—
Vested awards of the Company	(4,688)	18.20	4,688	—
Balance at December 31, 2014	189,836	$16.93	133,041	322,877
Units Expected to Vest—As of December 31, 2014, approximately 178,000 AMTG RSUs were expected to vest over the next 2.4 years.
Restricted Share Awards—Athene Holding
Athene Holding has granted restricted share awards ("AHL Awards") to certain employees of Apollo. Certain of the awards granted are subject to time-based vesting conditions that generally vest over five years and certain of the awards vest once certain metrics have been achieved. During 2014, the vesting terms of some of the AHL Awards were modified such that the portion of AHL Awards related to services provided from the date of grant were deemed vested.
The AHL Awards granted to employees of Athene Asset Management, L.P. ("Athene Asset Management"), a consolidated subsidiary of Apollo, are accounted for as a prepaid compensation asset within other assets and deferred revenue in the consolidated statements of financial condition. From the date of grant, the deferred revenue is recognized as management fees and the prepaid compensation asset is recognized as compensation expense over the vesting period. The fair value of the awards to employees is based on the grant date fair value, which utilizes the share price of Athene Holding, less discounts for transfer restrictions. Shares granted as part of the AHL Awards were valued using a multiple-scenario model, which considers the price volatility of the underlying stock price of Athene Holding, time to expiration and the risk-free rate. The awards granted are recognized as liability awards remeasured each period to reflect the fair value of the prepaid compensation asset and deferred revenue. Any changes in fair value are recorded in management fees and equity-based compensation expense in the consolidated statements of operations.
For the year ended December 31, 2014, $16.7 million of management fees and equity-based compensation expense was recognized in the consolidated statements of operations relating to these AHL Awards.
The following table summarizes activity for the AHL Awards that were granted to certain of its employees for the year ended December 31, 2014:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	AHL Awards Unvested	Weighted Average Grant Date Fair Value	AHL Awards Vested	Total Number of AHL Awards Outstanding
Balance at January 1, 2014	1,717,568	$1.23	—	1,717,568
Granted to employees of the Company	850,000	9.31	—	850,000
Vested awards of the employees of the Company	(849,495)	3.69	849,495	—
Balance at December 31, 2014	1,718,073	$4.00	849,495	2,567,568
Units Expected to Vest—As of December 31, 2014, approximately 476,107 AHL Awards were expected to vest over the next 2.2 years and 1,241,966 AHL Awards may vest if certain metrics are achieved.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$107,017	—%	$—	$107,017
AHL Awards	16,738	57.7	9,938	6,800
Other equity-based compensation awards	2,565	57.7	1,517	1,048
Total Equity-Based Compensation	$126,320		11,455	114,865
Less other equity-based compensation awards (2)			(11,455)	(5,994)
Capital Increase Related to Equity-Based Compensation			$—	$108,871

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$30,007	61.0%	$19,163	$10,844
RSUs and Share Options	92,185	—	—	92,185
Other equity-based compensation awards	4,035	61.0	2,494	1,541
Total Equity-Based Compensation	$126,227		21,657	104,570
Less other equity-based compensation awards(2)			(2,494)	365
Capital Increase Related to Equity-Based Compensation			$19,163	$104,935

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2012:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$480,931	64.9%	$313,856	$167,075
RSUs and Share Options	115,013	—	—	115,013
Other equity-based compensation awards	2,710	64.9	1,769	941
Total Equity-Based Compensation	$598,654		315,625	283,029
Less other equity-based compensation awards(2)			(1,769)	(741)
Capital Increase Related to Equity-Based Compensation			$313,856	$282,288

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

17. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.
Due from affiliates and due to affiliates are comprised of the following:

	As of December 31,
	2014	2013
Due from Affiliates:
Due from private equity funds	$30,091	$57,582
Due from portfolio companies	41,844	23,484
Due from credit funds(1)	174,165	216,750
Due from Contributing Partners, employees and former employees	1,721	2,659
Due from real estate funds	20,162	12,119
Other	32	4,653
Total Due from Affiliates	$268,015	$317,247
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$509,149	$525,483
Due to private equity funds	1,158	825
Due to credit funds	5,343	1,773
Distributions payable to employees	49,503	67,290
Total Due to Affiliates	$565,153	$595,371

(1)
As of December 31, 2014 includes unsettled AAA and Athene management fee receivable as discussed in "Athene" below. As of December 31, 2013, includes Athene Services Derivative as discussed in "Athene" below.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization and exchanges of AOG Units for Class A shares. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 20 years. In connection with the amendment of the AMH partnership agreement in April 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25%, or $12.1 million, of the required payments pursuant to the tax receivable agreement that are attributable to the 2010 fiscal year for a period of four years until 2015.
In April 2013, Apollo made a $30.4 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2012 tax year. Included in the payment was approximately $7.6 million and approximately $0.3 million of interest paid to the Managing Partners and Contributing Partners, respectively.
During the years ended December 31, 2014, 2013 and 2012, the Company reduced the tax receivable agreement liability and recorded $32.2 million, $13.0 million and $3.9 million, respectively, in other income, net in the consolidated statement of operations due to changes in projected income estimates and in estimated tax rates.
In April 2014, Apollo made a $32.0 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2013 tax year. Included in the payment was approximately $8.3 million and approximately $0.5 million of interest paid to the Managing Partners and Contributing Partners, respectively.
During the years ended December 31, 2014 and 2013, the Intermediate Holding Companies acquired approximately 6.3 million and 11.1 million Class A shares of Apollo Global Management, LLC, respectively, which were used to acquire an equal number of AOG Units from certain Managing Partners and Contributing Partners in connection with exchanges of AOG Units for Class A shares. These exchanges were taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $97.6 million and $243.1 million in the intangible assets of certain Apollo Operating Group entities during the years ended December 31, 2014 and 2013, respectively.
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
Due from Contributing Partners, Employees and Former Employees
As of December 31, 2014 and December 31, 2013, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2014, 2013 and 2012 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 10, 2012	$0.46	February 29, 2012	$58.1	$110.4		$168.5	$10.3
April 13, 2012	—	April 13, 2012	—	11.0	(1)	11.0	—
May 8, 2012	0.25	May 30, 2012	31.6	60.0		91.6	6.2
August 2, 2012	0.24	August 31, 2012	31.2	57.6		88.8	5.3
November 9, 2012	0.40	November 30, 2012	52.0	96.0		148.0	9.4
For the year ended December 31, 2012	$1.35		$172.9	$335.0		$507.9	$31.2
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5		176.1	10.2
September 11, 2014	—	September 11, 2014	—	12.4	(1)	12.4	—
October 30, 2014	0.73	November 21, 2014	119.0	162.6		281.6	15.5
December 15, 2014	—	December 15, 2014	—	25.2	(1)	25.2	—
For the year ended December 31, 2014	$3.11		$483.5	$816.4		$1,299.9	$72.1

(1)
On April 13, 2012, April 12, 2013, April 3, 2014, June 16, 2014, September 11, 2014 and December 15, 2014, the Company made a $0.05, $0.23, $0.22, $0.13, $0.06 and $0.11 distribution per AOG Unit, respectively, to the non-controlling interest holders in the Apollo Operating Group.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Indemnity
Carried interest income from certain funds that the Company manages can be distributed to the Company on a current basis, but is subject to repayment by the subsidiary of the Apollo Operating Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. An existing shareholders agreement includes clauses that indemnify each of the Company’s Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. There was no indemnification liability recorded as of December 31, 2014 and December 31, 2013.
Due to Credit Funds

Based upon a hypothetical liquidation of two of our credit funds, as of December 31, 2014, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund. As such, there was a general partner obligation to return previously distributed carried interest income of $3.4 million accrued as of December 31, 2014.
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
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013, Apollo earns a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012, at the end of each quarter through December 31, 2014, the termination date. This quarterly monitoring fee is not applicable to the amount of invested capital attributable to the Excluded Athene Shares. The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusts the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo pursuant to the Amended Athene Services Agreement, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended). Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the consolidated statements of financial condition. For the years ended December 31, 2014, 2013 and 2012, Apollo earned $226.4 million, $107.9 million and $16.8 million, respectively, related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the consolidated statements of operations. As of December 31, 2014, Apollo had a $58.2 million receivable recorded in due from affiliates on the consolidated statements of financial condition. As of December 31, 2013, Apollo had a $116.4 million receivable, which was accounted for as a derivative recorded in due from affiliates on the consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the excluded Athene Shares. AAA Investments agreed to continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee terminated on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the “AAA Services Derivative”). In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act). Unsettled management fees pursuant to the Amended AAA Services Agreement will be recorded as due from affiliates in the consolidated statements of financial condition. As of December 31, 2014, Apollo had a $3.1 million receivable recorded in due from affiliates related to this management fee on the consolidated statements of financial condition. As of December 31, 2013, Apollo had a $14.3 million receivable related to this management fee, which was accounted for as a derivative recorded in due from affiliates on the consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the years ended December 31, 2014, 2013 and 2012 were $1.9 million, $2.2 million and $0.6 million, respectively, which are recorded in management fees from affiliates in the consolidated statements of operations.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the Amended Athene Services Agreement and the Amended AAA Services Agreement together with the Athene Services Derivative and the AAA Services Derivative, met the definition of derivatives under U.S. GAAP. The Company had classified these derivatives as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. After the settlement of the Athene Services Derivative and the AAA Services Derivatives the unsettled shares receivable recorded in due from affiliates related to the Amended Athene Services Agreement and the Amended AAA Services Agreement are valued at fair value based on the price of a common share of Athene Holding. The Company had classified the derivative and the shares receivable as Level III assets in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. See note 6 for further discussion regarding fair value measurements.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the consolidated statements of operations. For the year ended December 31, 2013 there was $10.2 million of changes in market value recognized related to these derivatives.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the years ended December 31, 2014, 2013, and 2012 the Company recorded carried interest income less the related profit sharing expense of $14.6 million, $27.6 million and $35.3 million, respectively, from AAA Investments, which is recorded in the consolidated statements of operations. As of December 31, 2014 and December 31, 2013, the Company had a $121.5 million and a $100.9 million carried interest receivable, respectively, related

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

to AAA Investments. As of December 31, 2014 and December 31, 2013, the Company had a related profit sharing payable of $34.9 million and $28.8 million, respectively, recorded in profit sharing payable in the consolidated statements of financial condition.
For the years ended December 31, 2014, 2013 and 2012, Apollo earned revenues in the aggregate totaling $546.5 million, $435.1 million and $164.7 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene shares owned directly by Apollo, which is recorded in the consolidated statements of operations.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26. In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26. The Investment Partnership did not purchase any additional common shares of Athene Holding as part of the Athene Private Placement.
As of December 31, 2014, the Company, through its consolidation of AAA, had an approximate 47.7% economic ownership interest in Athene through its investment in AAA Investments (calculated as if the commitments on the Athene Private Placement closed through December 31, 2014 were fully drawn but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, or (ii) common shares to be issued under the Amended Athene Services Agreement or the Amended AAA Services Agreement subsequent to December 31, 2014).
The Company had an approximate 8.1% economic ownership interest in Athene Holding as of December 31, 2014, which comprises Apollo’s direct ownership of 6.9% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the Company’s approximate 2.5% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 47.7% economic ownership interest in Athene as of December 31, 2014. The remaining ownership interest in AAA is recognized in the Company’s consolidated statements of operations as non-controlling interest in consolidated entities.
As of December 31, 2013, the Company through its consolidation of AAA, had an approximate 68% fully-diluted interest in Athene (after giving effect to restricted common shares issued under Athene's management equity plan and conversion of AAA Investments' note receivable but without giving effect to common shares to be issued under the Amended Athene Services Agreement or the Amended AAA Services Agreement subsequent to December 31, 2013) through its investment in AAA Investments.
The Company had an approximate 1.9% economic ownership interest in Athene Holding as of December 31, 2013, which is calculated as the Company’s approximate 2.6% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 68% fully diluted interest in Athene as of December 31, 2013. The remaining ownership interest in AAA is recognized in the Company’s consolidated statements of operations as non-controlling interest in consolidated entities.
For the year ended December 31, 2014, the Company accounted for a $7.5 million reduction in management fees from affiliates and salary, bonus and benefits related to Athene.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2014. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Apollo Management International LLP, is authorized and regulated by the U.K. Financial Conduct Authority and as such is subject to the capital requirements of the U.K. Financial Conduct Authority. This entity has continuously operated in excess of these regulatory capital requirements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

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

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income attributable to Non-Controlling Interests consisted of the following:

	For the Year Ended December 31,
	2014	2013	2012
AAA(1)	$(196,964)	$(331,504)	$(278,454)
Interest in management companies and a co-investment vehicle(2)	(13,186)	(18,872)	(7,307)
Other consolidated entities	(17,590)	43,357	50,956
Net income attributable to Non-Controlling Interests in consolidated entities	(227,740)	(307,019)	(234,805)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	70,729	(149,934)	(1,816,676)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(404,682)	(1,257,650)	(685,357)
Net Income attributable to Non-Controlling Interests	$(561,693)	$(1,714,603)	$(2,736,838)
Net income (loss) attributable to Appropriated Partners’ Capital(4)	(70,729)	149,934	1,816,676
Other Comprehensive (income) loss attributable to Non-Controlling Interests	591	(41)	(2,010)
Comprehensive Income Attributable to Non-Controlling Interests	$(631,831)	$(1,564,710)	$(922,172)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.5%, 97.4% and 97.3% as of December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, 2013 and 2012, Apollo owned approximately 2.5%, 2.6% and 2.7% of AAA, respectively.

(2)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit funds.

(3)	Reflects net income of the consolidated CLOs classified as VIEs.

(4)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to Non-Controlling Interests on the consolidated statements of comprehensive income.

18. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitments to certain funds managed by the Company. As of December 31, 2014, the maximum exposure relating to these financial guarantees approximated $0.2 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of December 31, 2014, and December 31, 2013 of $646.6 million and $843.7 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
In addition, as of December 31, 2014, Apollo had an unfunded loan commitment of $15.0 million related to an employee's commitment to purchase common shares of Athene Holding.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2014, the Company was not aware of any instances of non-compliance with its financial covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC ("AGM"), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014. On November 13, 2014, plaintiffs and the remaining defendants filed a Joint Status Report Regarding Discovery stating that no discovery has taken place since plaintiffs filed their interlocutory-review motion.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS, one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015.  Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court has stayed this action pending the result in the criminal case against Mr. Villalobos. For these reasons, no estimate of possible loss, if any, can be made at this time.
On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the first lien notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”).  On January 9, 2015, the defendants filed their oppositions to the Motions to Amend.  On January 16, 2015, the Bankruptcy Court denied the Motions to Amend. The Bankruptcy Court gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints. The Indenture Trustees have not yet indicated whether they intend to file additional motions to amend. Accordingly, we are unable at this time to assess a potential risk of loss.  In addition, we do not believe that AGM is a proper defendant in these actions.
On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against AGM and Apollo Management Holdings, L.P. (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC (the “Bank Defendants”). The complaint alleges that AGM and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition by Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants and Bank Defendants filed motions to dismiss the complaint on October 15, 2014.  Rather than respond to the motions, plaintiffs filed an Amended Complaint on November 5, 2014.  The Apollo Defendants and Bank Defendants filed motions to dismiss the Amended Complaint on December 23, 2014.  Plaintiffs filed a motion for leave to conduct jurisdictional discovery on February 2, 2015, and pursuant to the parties' stipulation approved by the court the motion shall be fully briefed on or before March 9, 2015. Plaintiffs must file their opposition to Defendants’ motion to dismiss the Amended Complaint on or before 30 days following either a decision from the Court on Plaintiffs’ motion for jurisdictional discovery or the close of jurisdictional discovery, whichever is later. Because the claims against the Apollo Defendants are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc.’s (“CEOC”) restructuring efforts.  Apollo is not a defendant in these matters.

•	In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bk.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bk.) (the “Illinois Bankruptcy

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Action”). On January 12, 2015, three holders of CEOC second lien notes issued filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware.

•	On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all CEOC bankruptcy proceedings should take place in the Illinois Bankruptcy Action.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”). On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment’s subsidiary, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (an Apollo consultant), in the Delaware Chancery Court. WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions between CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. Defendants filed a motion to dismiss or stay the Trustee Action in favor of the Caesars Action, which was argued on December 5, 2014.

•
Caesars Entertainment Operating Co., et al. v. Appaloosa Investment Ltd. P’ship et al., No. 652392/2014 (N.Y. Sup. Ct.) (the “Caesars Action”). On August 5, 2014, Caesars Entertainment Corporation and Caesars Entertainment’s subsidiary CEOC sued certain institutional CEOC second-lien noteholders and CEOC first-lien noteholder Elliott Management Corporation (“EMC”). On September 15, 2014, an amended complaint was filed adding WSFS as a defendant. The amended complaint asserts claims for (among other things) tortious interference with prospective economic advantage, a declaratory judgment that certain transactions related to CEOC’s restructuring are valid and appropriate and that there has not been a default under the indentures governing the notes. On October 15, 2014, defendants moved to dismiss the complaint, and the motion was fully briefed on December 1, 2014. On January 15, 2015, Caesars Entertainment and CEOC agreed to voluntarily dismiss their claims against EMC without prejudice, and EMC agreed to withdraw its motion to dismiss without prejudice. The remaining parties in the Caesars Action and the parties in the Trustee action described below have agreed to stay discovery pending decision on the respective motions to dismiss.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging similar claims to the Meehancombs Action. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a Trust Indenture Act claim by Meehancombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, which Caesars Entertainment answered on February 12, 2015.

•
UMB Bank v. Caesars Entertainment Corporation, et al., No. 10393 (Del. Ch.) (the “UMB Action.”). On November 25, 2014, UMB Bank, as trustee for certain CEOC notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (an Apollo consultant), in Delaware Chancery Court. The lawsuit alleges claims for actual and constructive fraudulent conveyance and transfer, insider preferences, illegal dividends, breach of contract, intentional interference with contractual relations, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment. The UMB Action seeks appointment of a receiver for CEOC, a constructive trust, and other relief. The UMB Action has been assigned to the same judge overseeing the Trustee Action. Upon filing the complaint, UMB Bank moved to expedite is claim seeking a receiver, on which the court held oral argument on December 17, 2014. On January 15, 2015, the court entered a stipulated order staying the UMB Action as to all parties due to CEOC’s bankruptcy filing.

•
Koskie v. Caesars Acquisition Company, et al., No. A-14-711712-C (Clark Cnty Nev. Dist. Ct.) (the “Koskie Action”). On December 30, 2014, Nicholas Koskie brought a shareholder class action on behalf of shareholders of Caesars Acquisition Company (“CAC”) against CAC, Caesars Entertainment, and members of CAC’s Board of Directors, including Marc Rowan and David Sambur (each an Apollo partner). The lawsuit challenges CAC and Caesars Entertainment’s plan to merge, alleging that the proposed transaction will not give CAC shareholders fair value. Koskie asserts claims for breach of fiduciary duty relating to the director defendants’ interrelationships with the entities involved the proposed transaction.

•
Apollo believes that the claims in the Trustee Action, the UMB Action, the Meehancombs Action, the Danner Action, and the Koskie Action are without merit.  For this reason, and because the claims are in their early stages, and because of pending bankruptcy proceedings involving CEOC, no reasonable estimate of possible loss, if any, can be made at this time.

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement, including by agreeing to an inadequate price, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. Each of the Shareholder Actions further alleges that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs.   On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the transaction closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties have engaged in limited discovery. No defendant has any obligation to answer or otherwise respond to any of the complaints in the consolidated action until the plaintiffs file or designate an operative complaint. Although Apollo cannot predict the ultimate outcome of the above action, it believes that such action is without merit.
On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplated that discovery would commence in the fall of 2014 and would be substantially completed by May 2015. On January 13, 2015, the court entered a revised scheduling order that contemplated that fact discovery would be completed by March 13, 2015, expert discovery would be completed by June 15, 2015, and a pretrial conference would occur on June 29, 2015. Thereafter, the scheduling order contemplates dispositive motion practice and a trial on the merits of the Appraisal Petitioners’ claims. Although Apollo cannot predict the ultimate outcome of the above actions, Apollo believes that such actions are without merit.
On September 29, 2014, Athlon Energy Inc. (“Athlon”) and Encana Corporation (“Encana”) jointly announced that they had entered into an Agreement and Plan of Merger, dated as of September 27, 2014 (the “Merger Agreement”), pursuant to which a wholly-owned subsidiary of Encana (“Merger Sub”) would commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of Athlon common stock.  Following completion of the Offer, Merger Sub would be merged with and into Athlon (the “Proposed Transaction”).  On October 23, 2014, The City of Cambridge Retirement System filed a putative class action complaint captioned The City of Cambridge Retirement System v. Reeves, et al., C.A. No. 10277-VCG (the “Cambridge Action”) in the Delaware Court of Chancery naming Merger Sub, AGM and members of Athlon’s board of directors as defendants.  The Cambridge Action alleges, among other things, that members of Athlon’s board of directors breached their fiduciary duties in connection with their consideration and approval of the proposed transaction, and that Encana, Merger Sub and AGM aided and abetted those breaches of fiduciary duty.  On November 3, 2014, the parties to the Cambridge Action and several other similar actions filed in Delaware and Texas state court before the Cambridge Action (none of which named AGM as a defendant (collectively, the “Actions”)), entered into a Memorandum of Understanding to settle the Actions.  On December 19, 2014, the parties to the Actions entered into a formal settlement agreement, and on December 22, 2014, the parties submitted the settlement agreement and accompanying papers to the court for its approval.  Under the terms of the proposed settlement, AGM will not be required to contribute any cash and will be granted full and customary releases.
Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.
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
As of December 31, 2014, the approximate aggregate minimum future payments required for operating leases were as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
Aggregate minimum future payments	$38,863	$38,225	$36,114	$31,742	$31,348	$24,214	$200,506
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $42.5 million, $42.0 million and $41.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Long-term Obligations—These obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2014, fixed and determinable payments due in connection with these obligations were as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
Other long-term obligations	$10,400	$4,575	$4,470	$4,470	$2,235	$—	$26,150

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2014 and that would be reversed approximates $2.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. As of December 31, 2014, the Company has recorded a general partner obligation to return previously distributed carried interest income of $3.4 million relating to the Company's credit funds (see note 17 for further for further information).
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2014, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. On July 31, 2014, the Company extinguished a portion of this contingent consideration obligation and recognized a gain in the amount of $13.4 million, which was recorded in other income, net in the consolidated statements of operations for the year ended December 31, 2014. In exchange for the extinguishment, the Company granted a former owner of Stone Tower and current Apollo employee 350,000 RSUs with rights to receive, subject to a three-year vesting period, distribution equivalents. (see note 16 for further information regarding the accounting for RSUs). The fair value of the remaining contingent obligation was $84.5 million and $121.4 million as of December 31, 2014 and December 31, 2013, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $11.6 million and $14.1 million as of December 31, 2014 and December 31, 2013, respectively, which was recorded in profit sharing payable in the consolidated statements of financial condition.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations will be reflected in profit sharing expense in the consolidated statements of operations.
The contingent consideration obligations are measured at fair value and are characterized as Level III liabilities. See note 6 for further information regarding fair value measurements.

19. MARKET AND CREDIT RISK
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company is subject to a concentration risk related to the investors in its funds. As of December 31, 2014, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At December 31, 2014 and December 31, 2013, $535.0 million and $750.0 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

20. SEGMENT REPORTING
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
The tables below present the financial data for Apollo’s reportable segments further separated between the management business and incentive business as of December 31, 2014, 2013 and 2012, and for the years ended December 31, 2014, 2013 and 2012, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income and profit sharing expense.
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

ENI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. ENI represents segment income (loss) attributable to Apollo Global Management, LLC, which excludes the impact of (i) non-cash charges related to RSUs granted in connection with the 2007 private placement and amortization of AOG Units, (ii) income tax expense, (iii) amortization of intangibles associated with the 2007 Reorganization as well as acquisitions,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(iv) Non-Controlling Interests excluding the remaining interest held by certain individuals who receive an allocation of income from certain of our credit management companies and (v) non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company. In addition, segment data excludes the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements as such carried interest income, management fees and other revenues from these consolidated entities are reflected on an unconsolidated basis.
The following table presents financial data for Apollo’s reportable segments as of and for the year ended December 31, 2014:

	As of and for the Year Ended December 31, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$58,241	$255,186	$2,655	$316,082
Management fees from affiliates	315,069	538,742	47,213	901,024
Carried interest income from affiliates	231,983	165,589	8,949	406,521
Total Revenues	605,293	959,517	58,817	1,623,627
Expenses	403,323	517,435	67,991	988,749
Other Income	45,011	79,086	9,259	133,356
Non-Controlling Interests	—	(12,688)	—	(12,688)
Economic Net Income	$246,981	$508,480	$85	$755,546
Total Assets	$1,835,453	$2,139,441	$202,977	$4,177,871

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total segments to Apollo Global Management, LLC’s consolidated financial statements as of and for the year ended December 31, 2014:

	As of and for the Year Ended December 31, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,623,627		$(63,544)	(1)	$1,560,083
Expenses	988,749		54,814	(2)	1,043,563
Other income	133,356		227,291	(3)	360,647
Non-Controlling Interests	(12,688)		(549,005)		(561,693)
Economic Net Income	$755,546	(5)	N/A		N/A
Total Assets	$4,177,871		$19,000,966	(6)	$23,178,837

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

(3)	Results from the following:

For the Year Ended December 31, 2014
Net gains from investment activities	$204,181
Net gains from investment activities of consolidated variable interest entities	22,564
Loss from equity method investments(4)	(1,049)
Other Income, net	1,595
Total Consolidation Adjustments	$227,291

(4)	Includes $498 reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2014
Economic Net Income	$755,546
Income tax provision	(147,245)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(404,682)
Non-cash charges related to equity-based compensation(7)	(502)
Amortization of intangible assets	(34,888)
Net Income Attributable to Apollo Global Management, LLC	$168,229

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of RSUs granted in connection with the 2007 private placement as discussed in note 16 to our consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2014:

	For the Year Ended December 31, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$58,241	$—	$58,241	$255,186	$—	$255,186
Management fees from affiliates	315,069	—	315,069	538,742	—	538,742
Carried interest income (loss) from affiliates:
Unrealized losses(1)	—	(1,196,093)	(1,196,093)	—	(156,644)	(156,644)
Realized gains	—	1,428,076	1,428,076	41,199	281,034	322,233
Total Revenues	373,310	231,983	605,293	835,127	124,390	959,517
Compensation and benefits(2)	146,215	178,373	324,588	259,283	95,070	354,353
Other expenses(3)	78,735	—	78,735	163,082	—	163,082
Total Expenses	224,950	178,373	403,323	422,365	95,070	517,435
Other Income	12,976	32,035	45,011	28,538	50,548	79,086
Non-Controlling Interests	—	—	—	(12,688)	—	(12,688)
Economic Net Income	$161,336	$85,645	$246,981	$428,612	$79,868	$508,480

(1)
Included in unrealized carried interest income (loss) from affiliates for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $3.4 million in aggregate with respect to two of our credit funds. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

(2)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(3)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

	For the Year Ended December 31, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$2,655	$—	$2,655
Management fees from affiliates	47,213	—	47,213
Carried interest income from affiliates:
Unrealized gains	—	4,951	4,951
Realized gains	—	3,998	3,998
Total Revenues	49,868	8,949	58,817
Compensation and benefits(1)	41,460	2,747	44,207
Other expenses(2)	23,784	—	23,784
Total Expenses	65,244	2,747	67,991
Other Income	3,584	5,675	9,259
Economic Net Income (Loss)	$(11,792)	$11,877	$85

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.
The following table presents the financial data for Apollo’s reportable segments as of and for the year ended December 31, 2013:

	As of and for the Year Ended December 31, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$78,371	$114,643	$3,548	$196,562
Management fees from affiliates	284,833	392,433	53,436	730,702
Carried interest income from affiliates	2,517,247	373,692	5,222	2,896,161
Total Revenues	2,880,451	880,768	62,206	3,823,425
Expenses	1,284,657	482,015	69,886	1,836,558
Other Income	93,512	55,133	6,124	154,769
Non-Controlling Interests	—	(13,985)	—	(13,985)
Economic Net Income (Loss)	$1,689,306	$439,901	$(1,556)	$2,127,651
Total Assets	$3,148,975	$1,918,565	$145,996	$5,213,536

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the year ended December 31, 2013:

	As of and for the Year Ended December 31, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$3,823,425		$(89,854)	(1)	$3,733,571
Expenses	1,836,558		105,157	(2)	1,941,715
Other income	154,769		534,938	(3)	689,707
Non-Controlling Interests	(13,985)		(1,700,618)		(1,714,603)
Economic Net Income	$2,127,651	(5)	N/A		N/A
Total Assets	$5,213,536		$17,264,445	(6)	$22,477,981

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

(3)	Results from the following:

For the Year Ended December 31, 2013
Net gains from investment activities	$342,828
Net gains from investment activities of consolidated variable interest entities	199,742
Gain from equity method investments(4)	(5,860)
Interest income	(1,772)
Total Consolidation Adjustments	$534,938

(4)	Includes $(4,888) reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2013
Economic Net Income	$2,127,651
Income tax provision	(107,569)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(1,257,650)
Non-cash charges related to equity-based compensation(7)	(59,847)
Amortization of intangible assets	(43,194)
Net Income Attributable to Apollo Global Management, LLC	$659,391

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of AOG Units and RSUs granted in connection with the 2007 private placement as discussed in note 16 to our consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2013:

	For the Year Ended December 31, 2013
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$78,371	$—	$78,371	$114,643	$—	$114,643
Management fees from affiliates	284,833	—	284,833	392,433	—	392,433
Carried interest income from affiliates:
Unrealized gains (losses)(1)	—	454,722	454,722	—	(56,568)	(56,568)
Realized gains	—	2,062,525	2,062,525	36,922	393,338	430,260
Total Revenues	363,204	2,517,247	2,880,451	543,998	336,770	880,768
Compensation and benefits(2)	141,728	1,030,404	1,172,132	177,223	142,728	319,951
Other expenses(3)	112,525	—	112,525	162,064	—	162,064
Total Expenses	254,253	1,030,404	1,284,657	339,287	142,728	482,015
Other Income	13,006	80,506	93,512	28,540	26,593	55,133
Non-Controlling Interests	—	—	—	(13,985)	—	(13,985)
Economic Net Income	$121,957	$1,567,349	$1,689,306	$219,266	$220,635	$439,901

(1)
Included in unrealized carried interest income from affiliates for the year ended December 31, 2013 was reversal of $19.3 million and $0.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to SOMA and APC, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund.

(2)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(3)	Other expenses excludes amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2013
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$3,548	$—	$3,548
Management fees from affiliates	53,436	—	53,436
Carried interest income from affiliates:
Unrealized gains	—	4,681	4,681
Realized gains	—	541	541
Total Revenues	56,984	5,222	62,206
Compensation and benefits(1)	42,143	123	42,266
Other expenses(2)	27,620	—	27,620
Total Expenses	69,763	123	69,886
Other Income	2,402	3,722	6,124
Economic Net (Loss) Income	$(10,377)	$8,821	$(1,556)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$121,744	$27,551	$749	$150,044
Management fees from affiliates	277,048	299,667	46,326	623,041
Carried interest income from affiliates	1,667,535	518,852	15,074	2,201,461
Total Revenues	2,066,327	846,070	62,149	2,974,546
Expenses	945,466	454,378	72,437	1,472,281
Other Income	78,691	59,966	2,253	140,910
Non-Controlling Interests	—	(8,730)	—	(8,730)
Economic Net Income (Loss)	$1,199,552	$442,928	$(8,035)	$1,634,445
Total Assets	$2,583,373	$1,798,086	$76,851	$4,458,310
The following table reconciles the total segments to Apollo Global Management, LLC’s consolidated financial statements as of and for the year ended December 31, 2012:

	As of and for the Year Ended December 31, 2012
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$2,974,546		$(114,581)	(1)	$2,859,965
Expenses	1,472,281		575,564	(2)	2,047,845
Other income	140,910		2,160,175	(3)	2,301,085
Non-Controlling Interests	(8,730)		(2,728,108)		(2,736,838)
Economic Net Income	$1,634,445	(5)	N/A		N/A
Total Assets	$4,458,310		$16,178,548	(6)	$20,636,858

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

(3)	Results from the following:

For the Year Ended December 31, 2012
Net gains from investment activities	$289,386
Net losses from investment activities of consolidated variable interest entities	(71,704)
Loss from equity method investments(4)	(10,947)
Other Income, net	1,543
Gain on acquisition	$1,951,897
Total Consolidation Adjustments	$2,160,175

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(4)	Includes $1,423 reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Net Income to Net Income Attributable to Apollo Global Management, LLC reported in the consolidated statements of operations consists of the following:

For the Year Ended December 31, 2012
Economic Net Income	$1,634,445
Income tax provision	(65,410)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(685,357)
Non-cash charges related to equity-based compensation(7)	(529,712)
Amortization of intangible assets	(43,009)
Net Income Attributable to Apollo Global Management, LLC	$310,957

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Includes the impact of non-cash charges related to amortization of RSUs granted in connection with the 2007 private placement as discussed in note 16 to our consolidated financial statements. Additionally, includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the year ended December 31, 2012:

	For the Year Ended December 31, 2012
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$121,744	$—	$121,744	$27,551	$—	$27,551
Management fees from affiliates	277,048	—	277,048	299,667	—	299,667
Carried interest income from affiliates:
Unrealized losses(1)	—	854,919	854,919	—	301,077	301,077
Realized gains	—	812,616	812,616	37,842	179,933	217,775
Total Revenues	398,792	1,667,535	2,066,327	365,060	481,010	846,070
Compensation and benefits(2)	135,281	726,874	862,155	166,883	138,444	305,327
Other expenses(3)	83,311	—	83,311	149,051	—	149,051
Total Expenses	218,592	726,874	945,466	315,934	138,444	454,378
Other Income	4,653	74,038	78,691	15,008	44,958	59,966
Non-Controlling Interests	—	—	—	(8,730)	—	(8,730)
Economic Net Income	$184,853	$1,014,699	$1,199,552	$55,404	$387,524	$442,928

(1)
Included in unrealized carried interest income from affiliates for December 31, 2012 was a reversal of $75.3 million of the entire general partner obligation to return previously distributed carried interest income with respect to Fund VI and reversal of previously recognized realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $1.2 million and $0.3 million with respect to SOMA and APC, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of December 31, 2012. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of a fund's investments based on the contractual termination of the fund.

(2)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(3)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2012
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$749	$—	$749
Management fees from affiliates	46,326	—	46,326
Carried interest income from affiliates:
Unrealized losses	—	10,401	10,401
Realized gains	—	4,673	4,673
Total Revenues	47,075	15,074	62,149
Compensation and benefits(1)	41,352	6,815	48,167
Other expenses(2)	24,270	—	24,270
Total Expenses	65,622	6,815	72,437
Other Income	1,271	982	2,253
Economic Net (Loss) Income	$(17,276)	$9,241	$(8,035)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Other expenses exclude amortization of intangibles associated with the 2007 Reorganization as well as acquisitions.

21. SUBSEQUENT EVENTS
On January 13, 2015, the Company issued 681,421 Class A shares in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 42.3% to 42.4%.
On February 5, 2015, the Company declared a cash distribution of $0.86 per Class A share, which will be paid on February 27, 2015 to holders of record on February 17, 2015.
On February 6, 2015, the Company issued 225,000 Class A shares in exchange for AOG Units. This issuance did not cause a material change to the Company's ownership interest in the Apollo Operating Group.
On February 10, 2015, the Company issued 3,946,444 Class A shares in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 42.4% to 43.0%.
Apollo, through its subsidiary Apollo MidCap Holdings (Cayman), L.P., has entered into a subscription agreement providing for an aggregate commitment of $50.0 million to subscribe for (i) Class A Variable Funding Subordinated Notes due 2114 (“Class A Notes”) of Midcap Finco Limited (“FinCo”), an Irish company that includes the existing operations and assets of MidCap Financial LLC, a specialty finance company that originates commercial lending opportunities, and  (ii) ordinary shares of Finco’s holding company (“Ordinary Shares”). The subscription agreement has a commitment period of three years (subject to extension under certain circumstances), and $8.0 million of the commitment was drawn on February 3, 2015. Pursuant to an investment management agreement, Apollo, through its subsidiary Apollo Capital Management, L.P., is acting as the investment manager of FinCo’s credit business. Certain third parties have also entered into subscription agreements for Class A Notes and Ordinary Shares.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$491,400	$572,152	$221,135	$275,396
Expenses	314,119	354,369	177,388	197,687
Other Income (Loss)	314,912	69,556	(82,135)	58,314
Income (Loss) Before Provision for Taxes	$492,193	$287,339	$(38,388)	$136,023
Net Income (Loss)	$459,644	$252,302	$(67,764)	$85,740
Net income attributable to Apollo Global Management, LLC	$72,169	$71,668	$2,210	$22,182
Net Income per Class A Share - Basic	$0.32	$0.33	$(0.05)	$0.04
Net Income per Class A Share - Diluted	$0.32	$0.33	$(0.05)	$0.04

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$1,309,073	$497,261	$1,132,089	$795,148
Expenses	622,602	322,787	600,115	396,211
Other Income (Loss)	132,173	(8,165)	210,820	354,879
Income Before Provision for Taxes	$818,644	$166,309	$742,794	$753,816
Net Income	$800,065	$148,170	$695,590	$730,169
Net income attributable to Apollo Global Management, LLC	$248,978	$58,737	$192,516	$159,160
Net Income per Class A Share - Basic	$1.60	$0.32	$1.13	$0.94
Net Income per Class A Share - Diluted	$1.59	$0.32	$1.13	$0.93

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$776,743	$211,628	$712,373	$1,159,221
Expenses	523,230	316,962	520,008	687,645
Other Income	192,188	1,950,461	27,348	131,088
Income Before Provision for Taxes	$445,701	$1,845,127	$219,713	$602,664
Net Income	$431,141	$1,834,477	$197,796	$584,381
Net income (Loss) attributable to Apollo Global Management, LLC	$98,043	$(41,386)	$82,791	$171,509
Net Income (Loss) per Class A Share-Basic	$0.66	$(0.38)	$0.55	$1.12
Net Income (Loss) per Class A Share - Diluted	$0.66	$(0.38)	$0.55	$1.12

ITEM 8A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2014
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIE's	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,204,052	$—	$—	$1,204,052
Cash and cash equivalents held at consolidated funds	—	1,611	—	1,611
Restricted cash	6,353	—	—	6,353
Investments	857,391	2,173,989	(151,374)	2,880,006
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,088,952	—	1,088,952
Investments, at fair value	—	15,658,948	(295)	15,658,653
Other assets	—	323,932	(692)	323,240
Carried interest receivable	958,846	—	(47,180)	911,666
Due from affiliates	278,632	—	(10,617)	268,015
Fixed assets, net	35,906	—	—	35,906
Deferred tax assets	606,717	—	—	606,717
Other assets	81,083	3,578	(277)	84,384
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	60,039	—	—	60,039
Total Assets	$4,177,871	$19,251,010	$(250,044)	$23,178,837
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	43,772	474	—	44,246
Accrued compensation and benefits	59,278	—	—	59,278
Deferred revenue	199,614	—	—	199,614
Due to affiliates	564,799	354	—	565,153
Profit sharing payable	434,852	—	—	434,852
Debt	1,034,014	—	—	1,034,014
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	14,170,474	(47,374)	14,123,100
Other liabilities	—	728,957	(239)	728,718
Due to affiliates	—	58,526	(58,526)	—
Other liabilities	42,183	4,218	—	46,401
Total Liabilities	$2,378,512	$14,963,003	$(106,139)	$17,235,376

Shareholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,256,054	—	(1,771)	2,254,283
Accumulated deficit	(1,433,759)	2,175,406	(2,142,308)	(1,400,661)
Appropriated partners' capital	—	972,774	(39,608)	933,166
Accumulated other comprehensive income (loss)	33,052	—	(33,358)	(306)
Total Apollo Global Management, LLC shareholders' equity	855,347	3,148,180	(2,217,045)	1,786,482
Non-Controlling Interests in consolidated entities	9,228	1,139,827	2,073,140	3,222,195
Non-Controlling Interests in Apollo Operating Group	934,784	—	—	934,784
Total Shareholders' Equity	1,799,359	4,288,007	(143,905)	5,943,461
Total Liabilities and Shareholders' Equity	$4,177,871	$19,251,010	$(250,044)	$23,178,837

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	63	Chairman, Chief Executive Officer and Director
Joshua Harris	50	Senior Managing Director and Director
Marc Rowan	52	Senior Managing Director and Director
Martin Kelly	47	Chief Financial Officer
John Suydam	55	Chief Legal Officer and Chief Compliance Officer
James Zelter	52	Managing Director-Credit
Christopher Weidler	39	Chief Accounting Officer and Controller
Michael Ducey	66	Director
Paul Fribourg	61	Director
Robert Kraft	73	Director
A.B. Krongard	78	Director
Pauline Richards	66	Director
Leon Black. Mr. Black is the Chairman of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as a Managing Director, head of the Mergers & Acquisitions Group, and co-head of the Corporate Finance Department. Mr. Black also serves on the board of directors of the general partner of AAA and previously served on the board of directors of Sirius XM Radio Inc. Mr. Black is a trustee of The Museum of Modern Art, The Mount Sinai Medical Center, The Metropolitan Museum of Art, and The Asia Society. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the boards of directors of FasterCures and the Port Authority Task Force. Mr. Black graduated summa cum laude from Dartmouth College in 1973 with a major in Philosophy and History and received an MBA from Harvard Business School in 1975. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 35 years’ experience financing, analyzing and investing in public and private companies. In his prior positions with Drexel and in his positions at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors.
Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Harris has previously served on the board of directors of Berry Plastics Group Inc., EP Energy Corporation, EPE Acquisition, LLC, CEVA Logistics, Momentive Performance Materials Holdings LLC, Constellium N.V., LyondellBasell Industries B.V., Momentive Specialty Chemicals Inc. and Momentive Specialty Chemicals Holdings LLC. Mr. Harris is a member of the Federal Reserve Bank of New York’s Investor Advisory Committee, the Council of Foreign Relations, and is on the Board of Trustees of Mount Sinai Medical Center. He participates on the University of Pennsylvania’s Wharton School’s Board of Overseers, the Board of Dean’s Advisors at the Harvard Business School and certain other charitable and educational boards. Mr. Harris is the Managing Partner of the Philadelphia 76ers and the Managing Member of the New Jersey Devils. Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics and received his M.B.A. from the Harvard Business School, where he graduated as a Baker and Loeb Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 25 years’ experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.

Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of Athene Holding Ltd, Caesars Entertainment Corporation, Caesars Acquisition Co. and Caesars Entertainment Operating Co. He has previously served on the boards of directors of the general partner of AAA, AMC Entertainment, Inc., Cablecom GmbH, Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the Youth Renewal Fund and is a member of the Board of Overseers of the University of Pennsylvania’s Wharton School of Business and serves on the boards of directors of Jerusalem Online and the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 26 years’ experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.
Martin Kelly. Mr. Kelly joined Apollo in 2012 as Chief Financial Officer. Mr. Kelly also oversees the Firm's IT, Risk, Operations and Audit groups.  From 2008 to 2012, Mr. Kelly was with Barclays Capital and, from 2000 to 2008, Mr. Kelly was with Lehman Brothers Holdings Inc. Prior to departing Barclays Capital, Mr. Kelly served as Managing Director, CFO of the Americas, and Global Head of Financial Control for their Corporate and Investment Bank. Prior to joining Lehman Brothers in 2000, Mr. Kelly spent 13 years with PricewaterhouseCoopers LLP, including serving in the Financial Services Group in New York from 1994 to 2000. Mr. Kelly was appointed a Partner of the firm in 1999. Mr. Kelly received a degree in Commerce, majoring in Finance and Accounting, from the University of New South Wales in 1989.
John Suydam. Mr. Suydam joined Apollo in 2006 and serves as Apollo’s Chief Legal Officer. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP where he served as head of Mergers and Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as Chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves on the boards of The Legal Action Center, Environmental Solutions Worldwide, Inc. and New York University School of Law, and is a member of the Department of Medicine Advisory Board of the Mount Sinai Medical Center. Mr. Suydam received his J.D. from New York University and graduated magna cum laude with a B.A. in History from the State University of New York at Albany.
James Zelter. Mr. Zelter joined Apollo in 2006. Mr. Zelter is the Managing Director of Apollo’s credit business, Chief Executive Officer and director of AINV. Prior to joining Apollo, Mr. Zelter was with Citigroup Inc. and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman, Sachs & Co. Mr. Zelter has significant experience in global credit markets and has overseen the broad expansion of Apollo’s credit platform. Mr. Zelter is a board member of DUMAC, the investment management company that oversees the Duke Endowment and Duke Foundation, and is on the board of the Dalton School. Mr. Zelter has a B.A. in Economics from Duke University.
Christopher Weidler. Mr. Weidler joined Apollo in 2013. Prior to joining Apollo, Mr. Weidler was with Barclays, where he most recently served as a Managing Director and the Financial Controller of the Americas. Since February 2005, Mr. Weidler served in a variety of leadership roles at Barclays that included Global Head of U.S. GAAP Technical Accounting and Global Head of Financial Reporting and Legal Entity Control for the Investment Bank. Prior to joining Barclays, Mr. Weidler spent eight years with PricewaterhouseCoopers LLP in the firm's New York Audit and Assurance practice and in London in the firm’s Global Capital Markets Group. Mr. Weidler received a B.S. in Accounting from Villanova University in 1997.
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
Paul Fribourg. Mr. Fribourg has served as an independent director of Apollo and as a member of the conflicts committee of our board of directors since 2011. From 1997 to the present, Mr. Fribourg has served as Chairman and Chief Executive Officer of Continental Grain Company. Prior to 1997, Mr. Fribourg served in a variety of other roles at Continental Grain Company, including Merchandiser, Product Line Manager, Group President and Chief Operating Officer. Mr. Fribourg serves on the boards of directors of Restaurant Brands International Inc., Loews Corporation, Castleton Commodities International LLC and The Estee Lauder Companies, Inc. He also serves as a board member of the Rabobank International North American Agribusiness Advisory Board, the New York University Mitchell Jacobson Leadership Program in Law and Business Advisory Board and Endeavor Global Inc. Mr. Fribourg is also a member of the Council on Foreign Relations, the Brown University Advisory Council on China and the International Business Leaders Advisory Council for The Mayor of Shanghai. Mr. Fribourg graduated magna cum laude from Amherst College and completed the Advanced Management Program at Harvard Business School. Mr. Fribourg’s extensive corporate experience enhances the breadth of experience and independence of the board of directors.
Robert Kraft. Mr. Kraft has served as an independent director of Apollo and as a member of the conflicts committee of our board of directors since 2014. Mr. Kraft is Chairman and Chief Executive Officer of The Kraft Group, which includes the New England Patriots, New England Revolution, Gillette Stadium, Rand-Whitney Group and International Forest Products Corporation. Mr. Kraft serves on a number of NFL Committees, including the Executive Committee, Finance Committee and Broadcast Committee (Chairman). Since 2006, Mr. Kraft has been a member of the board of directors of Viacom Inc. He also serves as Chairman for both the New England Patriots Charitable Foundation and the Robert and Myra Kraft Family Foundation, and is a director of the Dana Farber Cancer Institute. Mr. Kraft’s corporate strategic and operational experience combined with his strong relationships in the business community make him a valuable member of the board of directors.
A.B. Krongard. Mr. Krongard has served as an independent director of Apollo and as a member of the audit committee of our board of directors since 2011. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until joining the Central Intelligence Agency. Mr. Krongard serves as the Lead Director and audit committee Chairman of Under Armour, Inc. and also serves as a board member of Iridium Communications Inc., Seventy-Seven Energy Inc. and In-Q-Tel, Inc. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard also serves as the Vice Chairman of the Johns Hopkins Health System. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of the board of directors.
Pauline Richards. Ms. Richards has served as an independent director of Apollo and as Chairman of the audit committee of our board of directors since 2011. Ms. Richards currently serves as Chief Operating Officer of Armour Group Holdings Limited, a position she has held since 2008. Ms. Richards also serves as a member of the Audit and Compensation Committees of the board of directors of Wyndham Worldwide, a position she has held since 2006; is a director of Hamilton Insurance Group, serving on the audit and investment committees, a position she has held since 2013; and is the Treasurer of the board of directors of PRIDE Bermuda, a drug prevention organization of which she has been a member for over 20 years. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also served as a member of the Audit Committee and chair of the Corporate Governance Committee of the board of directors of Butterfield Bank from 2006 to 2013. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a BA in psychology and has obtained certification as a CPA, CMA. Ms. Richards’ extensive finance experience and her service on the boards of other public companies add significant value to the board of directors.
Our Manager
Our operating agreement provides that so long as the Apollo Group beneficially owns at least 10% of the aggregate number of votes that may be cast by holders of outstanding voting shares, our manager, which is owned and controlled by our Managing Partners, will manage all of our operations and activities and will have discretion over significant corporate actions, such as the issuance of securities, payment of distributions, sales of assets, making certain amendments to our operating agreement and other matters, and our board of directors will have no authority other than that which our manager chooses to delegate to it. We refer to the Apollo Group’s beneficial ownership of at least 10% of such voting power as the “Apollo control condition.” For purposes of our operating agreement, the “Apollo Group” means (i) our manager and its affiliates, including their respective general partners, members and limited partners, (ii) Holdings and its affiliates, including their respective general partners, members and limited partners, (iii) with respect to each Managing Partner, such Managing Partner and such Managing Partner’s “group” (as defined in Section 13(d) of the Exchange Act), (iv) any former or current investment professional of or other employee of an “Apollo employer” (as defined below) or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group), (v) any former or current executive officer of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group); and (vi) any former or current director of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group). With respect to any person, “Apollo employer” means Apollo Global Management, LLC or such other entity controlled by Apollo Global Management, LLC or its successor as may be such person’s employer but does not include any portfolio companies.
Decisions by our manager are made by its executive committee, which is composed of our three Managing Partners. Each Managing Partner will remain on the executive committee for so long as he is employed by us, provided that Mr. Black, upon his retirement, may at his option remain on the executive committee until his death or disability or any commission of an act that would constitute cause if Mr. Black had still been employed by us. Other than those actions that require unanimous consent, actions by the executive committee are determined by majority vote of its voting members, except as to the following matters, as to which Mr. Black will have the right of veto: (i) the designations of directors to our board, or (ii) a sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party (other than through an exchange of Apollo Operating Group units, transfers by a founder or a permitted transferee to another permitted transferee, or the issuance of bona fide equity incentives to any of our non-founder employees) that constitutes (x) a direct or indirect sale of a ratable interest (or substantially ratable interest) in each entity that constitutes the Apollo Operating Group or (y) a sale of all or substantially all of the assets of Apollo (this clause (ii), an “LB Approval Event”). Exchanges of Apollo Operating Group units for Class A shares that are not pro rata among our Managing Partners or in which each Managing Partner has the option not to participate are not subject to Mr. Black’s right of veto.
Subject to limited exceptions described in our operating agreement, our manager may not sell, exchange or otherwise dispose of all or substantially all of our assets and those of our subsidiaries, taken as a whole, in a single transaction or a series of related transactions without the approval of holders of a majority of the aggregate number of voting shares outstanding; provided, however, that this does not preclude or limit our manager’s ability, in its sole discretion, to mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets and those of our subsidiaries (including for the benefit of persons other than us or our subsidiaries, including affiliates of our manager) and does not apply to any forced sale of any or all of our assets pursuant to the foreclosure of, or other realization upon, any such encumbrance.
We will reimburse our manager and its affiliates for all costs incurred in managing and operating us, and our operating agreement provides that our manager will determine the expenses that are allocable to us. The agreement does not limit the amount of expenses for which we will reimburse our manager and its affiliates.
Board Composition and Limited Powers of Our Board of Directors
For so long as the Apollo control condition is satisfied, our manager shall (i) nominate and elect all directors to our board of directors, (ii) set the number of directors of our board of directors and (iii) fill any vacancies on our board of directors. After the Apollo control condition is no longer satisfied, each of our directors will be elected by the vote of a plurality of our shares entitled to vote, voting as a single class, to serve until his or her successor is duly elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal. Our board currently consists of eight members. For so long as the Apollo control condition is satisfied, our manager may remove any director, with or without cause, at anytime. After such condition is no longer satisfied, a director or the entire board of directors may be removed by the affirmative vote of holders of 50% or more of the total voting power of our shares.
As noted, so long as the Apollo control condition is satisfied, our manager will manage all of our operations and activities, and our board of directors will have no authority other than that which our manager chooses to delegate to it. In the event that the Apollo control condition is not satisfied, our board of directors will manage all of our operations and activities.
Pursuant to a delegation of authority from our manager, which may be revoked, our board of directors has established and at all times will maintain audit and conflicts committees of the board of directors that have the responsibilities described below under “-Committees of the Board of Directors-Audit Committee” and “-Committees of the Board of Directors-Conflicts Committee.”
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

Under the Agreement Among Managing Partners (as described under “Item 13. Certain Relationships and Related Transactions-Lenders Rights Agreement-Amendments to Managing Partner Transfer Restrictions”), the vote of a majority of the independent members of our board of directors will decide the following: (i) in the event that a vacancy exists on the executive committee of our manager and the remaining members of the executive committee cannot agree on a replacement (other than a replacement for Mr. Black nominated by Mr. Black or his representative, which requires the approval of only one member of the executive committee), the independent members of our board of directors shall select one of the two nominees to the executive committee of our manager presented to them by the remaining members of such executive committee to fill the vacancy on such executive committee and (ii) in the event that Mr. Black wishes to exercise his ability to cause an LB Approval Event, the affirmative vote of the majority of the independent members of our board of directors shall be required to approve such a transaction. We are not a party to the Agreement Among Managing Partners, and neither we nor our shareholders (other than our Strategic Investors, as described under “Item 13. Certain Relationships and Related Transactions-Lenders Rights Agreement-Amendments to Managing Partner Transfer Restrictions”) have any right to enforce the provisions described above. Such provisions can be amended or waived upon agreement of our Managing Partners at any time.
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
The current members of our audit committee are Messrs. Ducey and Krongard and Ms. Richards. Ms. Richards currently serves as Chairperson of the committee. Each of the members of our audit committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees and corporate governance. Furthermore, our manager has determined that Ms. Richards is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Our audit committee has a charter which is available on our website at www.agm.com under the “Investor Relations” section.
Conflicts Committee
The current members of our conflicts committee are Messrs. Ducey, Fribourg and Kraft. Mr. Ducey currently serves as Chairman of the committee. The purpose of the conflicts committee is to review specific matters that our manager believes may involve conflicts of interest. The conflicts committee will determine whether the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us and not a breach by us of any duties that we may owe to our shareholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Party Transactions-Statement of Policy Regarding Transactions with Related Persons,” and may establish guidelines or rules to cover specific categories of transactions.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics, which applies to, among others, our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and Ethics is available on our website at www.agm.com under the “Investor Relations” section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in an 8-K filing.
Corporate Governance Guidelines
We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our manager and board of directors carry out their respective responsibilities. The guidelines are available for viewing on our website at www.agm.com under the “Investor Relations” section. We will also provide the guidelines, free of charge, to shareholders who request them. Requests should be directed to our Secretary at Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.
Communications with the Board of Directors

A shareholder or other interested party who wishes to communicate with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally may do so in writing. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.
Executive Sessions of Independent Directors
The independent directors serving on our board of directors meet periodically in executive sessions during the year at regularly scheduled meetings of our board of directors. These executive sessions will be presided over by one of the independent directors serving on our board of directors selected on an ad-hoc basis.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2014, such persons complied with all such filing requirements.

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
Significant Personal Investment. Our investment professionals generally make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Party Transactions”), directly or indirectly, and our professionals who receive carried interests in our funds are generally required to invest their own capital in the funds they work on in amounts that are generally proportionate to the size of their participation in incentive income. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the compensation paid to our professionals.
Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and distributions on those shares. The vesting requirements and minimum retained ownership requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals.
Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our carried interest programs (described below) as increases in the value of the portfolio investments are recorded in the related funds, we generally make payments in respect of carried interest allocations to our employees only after profitable investments have actually been realized. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our shareholders and the investors in our funds. Moreover, if a fund fails to achieve specified investment returns due to diminished performance of later investments, our carried interest program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of carried interest payments (generally net of tax) previously made to us, our Contributing Partners or our other employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our investors and shareholders. Our general requirement that our professionals invest in the funds we manage further aligns the interests of our professionals, fund investors and Class A shareholders. Finally, the minimum retained ownership requirements of our RSUs, options and AOG Units, as well as a requirement that certain investment professionals use a portion of their distributions of carried interest income and incentive fees to purchase Class A restricted shares, discourage excessive risk-taking because the value of these interests is tied directly to the long-term performance of our Class A shares.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our fund investors and Class A shareholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our six executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2014 are described below. We distinguish among the compensation components applicable to our named executive officers as appropriate in the below summary. Mr. Black is a member of the group referred to elsewhere in this report as the “Managing Partners,” and Mr. Zelter is a member of the group referred to elsewhere in this report as the “Contributing Partners.”
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
RSUs. In 2014, a portion of our named executive officers’ compensation (other than for Messrs. Black and Spilker) was paid in the form of RSUs. We refer to our annual grants of RSUs as Bonus Grants. The RSUs are subject to multi-year vesting and minimum retained ownership requirements. In 2014, all named executive officers were required to retain at least 85% of any Class A shares issued to them pursuant to RSU awards, net of the number of gross shares sold or netted to pay applicable income or employment taxes. The named executive officer Plan Grants and Bonus Grants are described below under “—Narrative

Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”
Carried Interest and Incentive Fees. Carried interests and incentive fee entitlements with respect to our funds confer rights to receive distributions if a distribution is made to investors following the realization of an investment or receipt of operating profit from an investment by the fund. These rights provide their holders with substantial incentives to attain strong returns in a manner that does not subject their capital investment in the Company to excessive risk. Distributions of carried interest generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments, while distributions in respect of incentive fees are not subject to contingent repayment. The actual gross amount of carried interest allocations or incentive fees available are a function of the performance of the applicable fund. For these reasons, we believe that participation in carried interest and incentive fees generated by our funds aligns the interests of our professionals with those of our Class A shareholders and fund investors.
We currently have two principal types of carried interest programs, which we refer to as dedicated and incentive pool. Messrs. Zelter and Suydam have been awarded rights to participate in a dedicated percentage of the carried interest or incentive fee income earned by the general partners of certain of our funds. Participation in dedicated carried interest in our private equity funds is typically subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the Company. As with our distributions in respect of incentive fees, our financial statements characterize the carried interest income allocated to participating professionals in respect of their dedicated carried interests as compensation. Actual distributions in respect of dedicated carried interests and incentive fees are included in the “All Other Compensation” column of the summary compensation table.
Our performance based incentive arrangement referred to as the incentive pool further aligns the overall compensation of our professionals to the realized performance of our business. The incentive pool provides for compensation based on carried interest realizations earned by us during the year and enhances our capacity to offer competitive compensation opportunities to our professionals. “Carried interest realizations earned” means carried interest earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly, Zelter, Suydam and Weidler, among other of our professionals, were awarded incentive pool compensation based on carried interest realizations we earned during 2014. Allocations to participants in the incentive pool contain both a fixed component and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The managing partners determine the amount of the carried interest realizations to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the carried interest realizations attributable to profits generated after creation of the incentive pool program that were taxable in the applicable year and not allocable to dedicated carried interests. Each participant in the incentive pool is entitled to receive, as a fixed component of participation in the incentive pool, his or her pro rata allocation of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the carried interest income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.
Restricted Shares. In 2014, we began to require that a portion of the carried interest and incentive fee distributions in respect of certain of the investment funds we manage be used by our employees who receive those distributions to purchase restricted Class A shares issued under our 2007 Omnibus Equity Incentive Plan. This practice further promotes alignment with our shareholders and encourages investment professionals to maximize the success of the Company as a whole. Like our RSUs, the restricted shares are subject to multi-year vesting, which fosters retention. The first purchases pursuant to this requirement were made in 2015. As a result of this requirement, Mr. Zelter purchased 58,817 restricted Class A shares on February 6, 2015 in respect of realizations for which he received the cash portion of the distributions in 2014. In accordance with SEC rules, these shares will be included in next year’s Summary Compensation Table and Grants of Plan-Based Awards Table if Mr. Zelter is one of our named executive officers for 2015. These shares are subject to vesting on June 16th of 2015, 2016 and 2017.
Bonus. One of our named executive officers, Mr. Zelter, received a cash bonus in 2014. The inclusion of discretionary annual bonuses as part of our overall compensation rewards superior performance and enables us to attract and retain talented professionals by enhancing our capacity to offer competitive compensation opportunities while retaining our flexibility to adjust or eliminate these payments from year to year.
Determination of Compensation of Named Executive Officers
Our Managing Partners make all final determinations regarding named executive officer compensation. Decisions about the variable elements of a named executive officer’s compensation, including participation in our carried interest and incentive fee programs and grants of equity-based awards, are based primarily on our Managing Partners’ assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than a Managing Partner) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, our Managing Partners do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine an appropriate reward for the current year’s performance. The determinations by our Managing Partners are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the Managing Partners. Factors that our Managing Partners typically consider in making such determinations include the named executive officer’s type, scope and level of responsibilities and the named executive officer’s overall contributions to our success. Our Managing Partners also consider each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics, compensation provided to the named executive officer by other entities, and the compensation paid to the named executive officer’s peers within the Company.
Note on Distributions on Apollo Operating Group Units
We note that all of our Managing Partners and Contributing Partners, including Messrs. Black and Zelter, beneficially own AOG Units. In particular, as of December 31, 2014, the Managing Partners beneficially owned, through their interest in Holdings, approximately 51% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units (which are made on both vested and unvested units) are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Accordingly, although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning our Managing Partners’ and Contributing Partners’ interests with those of our Class A shareholders, which is consistent with our compensation philosophy. In 2014, the Managing Partners, including Mr. Black, were required to retain 85% of their AOG Units. The same requirement applied to our Contributing Partners, including Mr. Zelter.
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
Compensation Committee Report
As noted above, our board of directors does not have a compensation committee. The executive committee of our manager identified below has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.
Leon Black
Joshua Harris
Marc Rowan
Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2014. In accordance with SEC rules, the table also describes the compensation of our former president, Mr. Spilker. Although he ceased to be one of our executive officers on March 19, 2014, Mr. Spilker’s compensation for 2014 placed him among the three most highly paid individuals (other than our principal executive officer and our principal financial officer) who served as an executive officer for a portion of 2014. Managing Partners Messrs. Harris and Rowan are not included in the table because their compensation, as tabulated in accordance with applicable rules, does not result in either of them being among the three most highly compensated executive officers after our principal executive officer and principal financial officer. Our Managing Partners’ earnings derive predominantly from distributions they receive as a result of their indirect beneficial ownership of AOG Units and their rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the below tables. The executive officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan ($)	All Other Compensation ($)(4)	Total ($)
Leon Black, Chairman, Chief Executive Officer and Director	2014	100,000	—	—	—	—	173,980	273,980
	2013	100,000	—	—	—	—	173,053	273,053
	2012	100,000	—	—	—	—	187,368	287,368
Martin Kelly, Chief Financial Officer	2014	1,000,000	—	698,444	—	—	1,300,000	2,998,444
	2013	1,000,000	—	541,246	—	—	950,000	2,491,246
	2012	300,000	200,000	4,687,530	—	—	1,433,411	6,620,941
James Zelter, Managing Director, Credit	2014	1,200,000	1,049,219	478,927	—	—	28,009,206	30,737,352
	2013	—	3,749,788	3,065,771	—	—	32,599,739	39,415,298
	2012	—	—	2,606,310	—	5,099,193	14,959,920	22,665,423
John Suydam, Chief Legal Officer	2014	3,000,000	—	511,370	—	—	5,420,540	8,931,910
	2013	3,000,000	949,788	504,345	—	—	7,148,168	11,602,301
	2012	3,000,000	—	496,715	—	—	3,405,953	6,902,668
Christopher Weidler, Chief Accounting Officer and Controller	2014	400,000	—	199,549	—	—	600,000	1,199,549
Marc Spilker, Ceased serving as President on March 19, 2014	2014	765,151	—	12,337,500	21,025,000	—	950,000	35,077,651
	2013	2,000,000	—	—	—	—	—	2,000,000

(1)	Amount shown for 2014 represents a cash bonus earned in 2014.

(2)
For Messrs. Kelly, Zelter, Suydam and Weidler, represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. For Mr. Spilker, represents the incremental fair value of an RSU award granted on December 2, 2010 and modified on March 26, 2014 in connection with his employment termination, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value (in the case of Mr. Spilker, the modification date incremental fair value) of the awards. See note 16 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. Mr. Zelter’s employment agreement entered into on June 20, 2014 provides that if he resigns for good reason, is terminated without cause, or terminates employment due to death or disability in the last six months of 2016 and applicable performance measures are attained, he will be entitled to a grant of 500,000 RSUs in early 2017. Consequently, for accounting purposes the compensation expense for these RSUs, which will not be granted to Mr. Zelter under our equity incentive plan earlier than 2017 (if at all), is treated as established on the date shown, and the associated grant date fair value under FASB ASC Topic 718 is reported as zero in the table because as of June 20, 2014 the accounting recognition requirements for these RSUs had not been met. If all applicable performance measures are attained, the grant date fair value of these RSUs would be $13,555,000.

(3)
Represents the modification date incremental fair value of an option award granted on December 2, 2010 to Mr. Spilker and modified on March 26, 2014 in connection with his employment termination, computed in accordance with FASB ASC Topic 718. The amount shown does not reflect compensation actually received by Mr. Spilker, but instead represents the incremental fair value of the award on the date modified.

(4)
Amounts included for 2014 represent, in part, actual cash distributions in respect of dedicated carried interest allocations for Messrs. Zelter and Suydam of $25,892,649 and $4,884,786, respectively. Of such amount distributed to Mr. Zelter, $4,645,709 was paid in euros and converted to dollars based on the conversion rate on the date of payment. Also included for Mr. Zelter are cash distributions of $2,065,776 received in 2014 in respect of dedicated incentive fees. The 2014 amounts also include actual incentive pool cash distributions of $1,300,000 for Mr. Kelly, $600,000 for Mr. Weidler, $500,000 for Mr. Suydam and $50,781 for Mr. Zelter. The amount shown for Mr. Spilker represents his one-time lump sum payment received in connection with his employment termination under his transition agreement. The “All Other Compensation” column for 2014 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $165,730 for Mr. Black and $34,254 for Mr. Suydam. For Mr. Black, this amount includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. For Mr. Suydam, this amount includes the costs to the Company associated with his use of a car service. Except as discussed in this paragraph, no 2014 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The cost of excess liability insurance provided to our named executive officers falls below this threshold. None of Messrs. Kelly, Zelter, Spilker or Weidler received perquisites or personal benefits in 2014, except for incidental benefits having an aggregate value of less than $10,000 per individual. Our named executive officers also receive occasional secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment, Non-Competition and Non-Solicitation Agreement with Chairman and Chief Executive Officer
In July 2012, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer and a member of our manager’s executive committee, which agreement superseded and is substantially similar to the agreement we entered into with Mr. Black dated July 13, 2007. The term of the agreement concludes on July 19, 2015. Mr. Black is entitled during his employment to an annual salary of $100,000 and to participate in our employee benefit plans, as in effect from time to time.
Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer
On July 2, 2012, we entered into an employment, non-competition and non-solicitation agreement with Martin Kelly, our chief financial officer. His annual base salary is $1,000,000. As provided in his employment agreement, Mr. Kelly received a Plan Grant of 375,000 RSUs in connection with his commencement of employment. He is eligible for an annual bonus in an amount to be determined by us in our discretion. Mr. Kelly participates in the incentive pool and is eligible to receive distributions thereunder.
Employment, Non-Competition and Non-Solicitation Agreement with Managing Director-Credit
We entered into an amended and restated employment agreement with our Managing Director-Credit, James Zelter, on June 20, 2014. The agreement provides that Mr. Zelter is entitled to base pay of $1,200,000 per year and to distributions of carried interest (including incentive pool) income and a bonus equaling an additional $1,800,000 per year. A portion of any such bonus shall be payable in the form of Bonus Grant RSUs. Under the agreement, Mr. Zelter will be eligible to receive a grant of one million RSUs in early 2017 and another one million RSUs in early 2019, in each case if approved by the committee that administers our 2007 Omnibus Equity Incentive Plan and if applicable performance measures regarding profitability of our credit business are attained. We do not currently believe that the performance measures are likely to be attained. Because Mr. Zelter would be entitled to 500,000 of the 2017 RSUs if both (i) the performance measures are attained as of December 31, 2016 and (ii) during the last six months of 2016 Mr. Zelter’s employment terminates for good reason, without cause or due to death or disability, we treat the compensation expense for these RSUs, which will not be granted under our equity incentive plan earlier than 2017 (if at all), as established on June 20, 2014 and, in accordance with SEC rules, include these RSUs in the tables as if they had been granted on that date. Pursuant to his employment agreement, Mr. Zelter holds dedicated carried interests and incentive fee rights in respect of certain of the investment funds we manage. His carried interests are subject to vesting or to the right to retain such interests for a limited period following his employment termination. Mr. Zelter receives a portion of his total annual compensation in the form of a Bonus Grant, as discussed below under the section entitled, “Awards of Restricted Share Units Under the Equity Plan.” As required by his employment agreement, Mr. Zelter has made investments of his own capital in various of our funds.
Employment, Non-Competition and Non-Solicitation Agreement with Chief Accounting Officer and Controller
On June 4, 2013, we entered into a letter agreement with Christopher Weidler, our Chief Accounting Officer and Controller. The letter agreement provides for a base salary of $400,000 per year. Mr. Weidler is eligible for discretionary annual bonuses, and a portion of any such bonus is payable in the form of Bonus Grant RSUs. In connection with his commencement of employment, Mr. Weidler received a Plan Grant of 35,001 RSUs. Mr. Weidler participates in the incentive pool and is eligible to receive distributions thereunder.
Employment Terms of Chief Legal Officer
John Suydam, our chief legal officer, does not have an employment agreement with us.
Transition Agreement with President
On March 19, 2014, we entered into a transition agreement with Marc Spilker, who stepped down from his service as our president and a non-voting member of our executive committee on March 19, 2014. For the remainder of 2014, Mr. Spilker served as a senior advisor to the Company, assisting the Company with transitioning his duties, and did not receive a base salary. Pursuant to the agreement, he received a one-time lump sum payment of $950,000 in connection with the transition. The transition agreement provided that he forfeited one half of his unvested RSUs and one half of his unvested options to purchase Class A shares on March 19, 2014. Mr. Spilker’s employment agreement dated November 24, 2010 had provided for vesting in one half of his unvested options and RSUs in connection with certain employment terminations, and under the transition agreement Mr. Spilker vested in his remaining 625,000 RSUs and 1,250,000 options on March 26, 2014.

Awards of Restricted Share Units Under the Equity Plan
On October 23, 2007, we adopted our 2007 Omnibus Equity Incentive Plan. Grants of RSUs under the plan have been made to certain of our named executive officers primarily pursuant to two programs, which we call the “Plan Grants” and the “Bonus Grants.” Following the 2007 Reorganization, Plan Grants were made to Mr. Suydam and a broad range of our other employees. Plan Grants have also been made to subsequent hires, including Messrs. Kelly, Weidler and Spilker. The Plan Grants generally vest over six years, with the first installment becoming vested approximately one year after grant and the balance vesting thereafter in equal quarterly installments. Holders of Plan Grant RSUs become entitled to distribution equivalents on their vested RSUs if we pay ordinary distributions on our outstanding Class A shares. The administrator of the 2007 Omnibus Equity Incentive Plan determines when shares issued pursuant to the RSU Awards may be disposed of, except that a participant will generally be permitted to sell shares if necessary to cover taxes. Under our retained ownership requirements, in 2014, all executive officers were required to retain at least 85% of any Class A shares issued to them pursuant to RSU awards (net of the number of gross shares sold or netted to pay applicable income or employment taxes).
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
The Bonus Grants are also grants of RSUs under the 2007 Omnibus Equity Incentive Plan. However, the Bonus Grants constitute payment of a portion of the annual compensation earned by certain of our professionals, including Messrs. Kelly, Zelter, Suydam and Weidler, subject to the employee’s continued service through the vesting dates. Our named executive officers’ Bonus Grants generally differ from their Plan Grants in the following principal ways:

•	The RSU Shares underlying Bonus Grants are scheduled to vest in three equal annual installments.

•
Distribution equivalents are earned on Bonus Grant RSUs (whether or not vested) when ordinary distributions are made on Class A shares after the grant date, but distribution equivalents are earned on Plan Grant RSUs only after they have vested.

In determining how many RSUs to grant to Mr. Zelter for services performed in 2014, the committee that administers our 2007 Omnibus Equity Incentive Plan took into account that the independent compensation committees of two publicly traded REITs that we manage, ARI and AMTG, consistent with recommendations they received from us, had authorized grants to Mr. Zelter of 7,500 restricted share units (having a grant date fair value of $124,425) and 6,226 restricted share units (having a grant date fair value of $99,678), respectively, in respect of ARI’s and AMTG’s publicly traded shares for services provided during the same period.

Grants of Plan-Based Awards
The following table presents information regarding RSUs granted to Messrs. Kelly, Zelter, Suydam and Weidler under our 2007 Omnibus Equity Incentive Plan in 2014 and a modification made to Mr. Spilker’s outstanding RSUs in 2014. No options were granted to a named executive officer in 2014, but Mr. Spilker’s outstanding options were modified in 2014 in connection with his employment termination.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards Target (#)		Stock Awards: Number of Shares of Stock or Units (#)(2)	Option Awards: Number of Shares Underlying Options (#)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(3)
Leon Black	—	—		—	—	—
Martin Kelly	December 29, 2014	—		30,850	—	698,444
James Zelter	June 20, 2014	500,000	(1)	—	—	—
	December 29, 2014	—		21,154	—	478,927
John Suydam	December 29, 2014	—		22,587	—	511,370
Christopher Weidler	December 29, 2014	—		8,814	—	199,549
Marc Spilker	December 2, 2010 (modified March 26, 2014)	—		625,000	—	12,337,500
	December 2, 2010 (modified March 26, 2014)	—		—	1,250,000	21,025,000

(1)
Mr. Zelter’s employment agreement entered into on the date shown provides that if he resigns for good reason, is terminated without cause, or terminates employment due to death or disability in the last six months of 2016 and applicable performance measures regarding profitability of our credit business are attained, he will be entitled to a grant of 500,000 RSUs in early 2017. Consequently, in accordance with applicable accounting rules we treat the compensation expense for these RSUs, which will not be granted under our equity incentive plan earlier than 2017 (if at all), as established on the date shown and, in accordance with SEC rules, include the award in the above table as if it had been granted on that date. These RSUs have no “threshold” or “maximum” values separate from the above “target” number of shares. The grant date fair value of these RSUs as of June 20, 2014 is considered to be zero because as of that date the accounting recognition requirements for these RSUs had not been met.

(2)
Represents the aggregate number of RSUs covering our Class A shares (none of the Bonus Grants awarded in 2014 vested in 2014). For a discussion of these grants, please see the discussion above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”

(3)
For Messrs. Kelly, Zelter, Suydam and Weidler, represents the aggregate grant date fair value of the RSUs granted in 2014, computed in accordance with FASB ASC Topic 718. For Mr. Spilker, represents the incremental fair value of options and RSUs granted on December 2, 2010 computed in accordance with FASB ASC Topic 718 as of the date such awards were modified on March 26, 2014 in connection with Mr. Spilker’s termination of employment. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value (in the case of Mr. Spilker, the modification date incremental fair value) of the award.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding unvested RSU awards made by us to our named executive officers under our 2007 Omnibus Equity Incentive Plan that were outstanding at December 31, 2014. Our named executive officers did not hold any options at fiscal year-end.

		Stock Awards
Name		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($) (9)
Leon Black	—	—		—	—	—
Martin Kelly	December 29, 2014	30,850	(1)	727,443	—	—
	December 26, 2013	12,076	(2)	284,752	—	—
	December 28, 2012	9,011	(3)	212,479	—	—
	September 30, 2012	234,375	(4)	5,526,563	—	—
James Zelter	December 29, 2014	21,154	(1)	498,811	—	—
	June 20, 2014	—		—	500,000	11,790,000
	December 26, 2013	31,838	(2)	750,740	—	—
	May 9, 2013	22,480	(3)	530,078	—	—
	December 28, 2012	98,677	(5)	2,326,804	—	—
John Suydam	December 29, 2014	22,587	(1)	532,601	—	—
	December 26, 2013	11,253	(2)	265,346	—	—
	December 28, 2012	10,115	(3)	238,512	—	—
Christopher Weidler	December 29, 2014	8,814	(1)	207,834	—	—
	September 30, 2013	27,710	(6)	653,402	—	—
Marc Spilker	December 2, 2010	—		—	—	—

(1)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2015, 2016 and 2017.

(2)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2015 and 2016.

(3)	Bonus Grant RSUs that vest on December 31, 2015.

(4)	Plan Grant RSUs that vest in substantially equal installments over the 15 calendar quarters beginning March 31, 2015.

(5)	Plan Grant RSUs that vest in substantially equal installments over the 16 calendar quarters beginning March 31, 2015.

(6)	Plan Grant RSUs that vest in substantially equal installments over the 19 calendar quarters beginning March 31, 2015.
(7) Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $23.58 per Class A share on December 31, 2014.

(8)
Bonus RSUs that vest in substantially equal annual installments on December 31 of each of 2017, 2018 and 2019 but that have not yet been granted (except for accounting purposes). Mr. Zelter’s employment agreement entered into on the date shown provides that if he resigns for good reason, is terminated without cause, or terminates employment due to death or disability in the last six months of 2016 and applicable performance measures regarding profitability of our credit business are attained, he will be entitled to a grant of 500,000 RSUs in early 2017. Consequently, for accounting purposes we treat the compensation expense for these RSUs, which will not be granted under our equity plan earlier than 2017 (if at all), as established on the date shown, and, in accordance with SEC rules, include the award in the table as if it were outstanding.

(9)	Amount calculated by multiplying the 500,000 RSUs described in the immediately preceding footnote by the closing price of $23.58 per Class A share on December 31, 2014.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs held by our named executive officers that vested during 2014 and the number of options exercised by our named executive officers in 2014. With respect to the RSUs, the amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs that vested during 2014 based on the closing price of our Class A shares on the date of vesting. Shares received by our named executive officers are subject to our retained ownership requirements.

		Option Awards			Stock Awards
Name	Type of Award	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)		Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Leon Black	—	—	—		—	—
Martin Kelly	RSUs	—	—		77,549	2,025,793	(2)
James Zelter	RSUs	—	—		81,370	1,996,540	(2)
John Suydam	RSUs	—	—		29,595	697,850	(2)
Christopher Weidler	RSUs	—	—		7,291	173,438
Marc Spilker	Options	1,458,334	26,421,925	(1)	—	—
	RSUs	—	—		625,000	19,025,000	(2)

(1)	Amounts calculated based on the difference between the exercise price of the options and the price of the underlying Class A shares on the applicable exercise date.

(2)
Amounts calculated by multiplying the number of RSUs held by the named executive officer that vested on each applicable vesting date in 2014 by the closing price per Class A share on that date. Class A shares underlying these vested RSUs are issued to the named executive officer in accordance with the schedules described above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”

Potential Payments upon Termination or Change in Control
None of the named executive officers is entitled to payment or other benefits in connection with a change in control.
Mr. Black’s employment agreement does not provide for severance or other payments or benefits in connection with an employment termination. We may not terminate Mr. Black except for cause or by reason of disability (as such terms are defined in his employment agreement). Under his employment agreement, Mr. Black is required to protect the confidential information of Apollo both during and after employment. In addition, until one year after his employment terminates, Mr. Black is required to refrain from soliciting employees under specified circumstances or interfering with our relationships with investors and to refrain from competing with us in a business that involves primarily (i.e., more than 50%) third-party capital, whether or not the termination occurs during the term of the agreement or thereafter. These post-termination covenants survive any termination or expiration of the Agreement Among Managing Partners (described elsewhere in this report under “Item 13. Certain Relationships and Related Party Transactions—Agreement Among Managing Partners”). If Mr. Black becomes subject to a potential termination for cause or by reason of disability, our manager may appoint an investment professional to perform his functional responsibilities and duties until cause or disability definitively results in his termination or is determined not to have occurred, but the manager may so appoint an investment professional only if Mr. Black is unable to perform his responsibilities and duties or, as a matter of fiduciary duty, should be prohibited from doing so. During any such period, Mr. Black shall continue to serve on the executive committee of our manager unless otherwise prohibited from doing so pursuant to the Agreement Among Managing Partners.
If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, Mr. Kelly will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will vest in 50% of any unvested portion of his Plan Grant RSUs. If his employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Plan Grant and Bonus Grant RSUs. We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kelly is required to give us 90 days’ notice prior to a resignation for any reason. He is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, Mr. Kelly is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.

We may terminate Mr. Zelter’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Zelter is required to provide 90 days’ notice prior to a resignation for any reason. Upon his termination of employment by reason of death or disability, Mr. Zelter will vest in 50% of his then unvested RSUs and restricted shares. Subject to his execution of a release of claims in favor of the Company, upon his termination by the Company other than for cause, Mr. Zelter will vest in 50% of his then unvested restricted shares. Upon his termination of employment other than for cause, his annual cash bonus will be prorated through the last day of his employment termination. If Mr. Zelter’s employment is terminated for good reason, without cause or by reason of disability or death, subject to his continued compliance with the restrictive covenants to which he is subject and to his execution of a release of claims in favor of the Company, he will vest in 50% of his then unvested performance award RSUs and, if the employment termination occurs in the last six months of 2016, or if he terminates his employment or service due to the failure of the committee that administers the 2007 Omnibus Equity Incentive Plan to approve the 2016 performance award, then he will vest in 50% of the RSUs covered by that award. Similarly, if that type of employment termination occurs in the last six months of 2018, or if Mr. Zelter terminates his employment or service due to the failure of the committee that administers the 2007 Omnibus Equity Incentive Plan to approve the 2018 performance award, then he will vest in 50% of the RSUs covered by that award. If Mr. Zelter’s employment is terminated without cause, or he resigns for good reason, he will retain his dedicated carried interest rights that are not otherwise subject to vesting in respect of certain investment funds we manage in declining percentages for up to three years following his employment termination (100% for the first year, 50% for the second year, and 25% for the third year following employment termination) and the Class A shares that he is required to purchase with a portion of those amounts following his employment termination shall be fully vested shares. He will also be entitled to retain his dedicated carried interests that are subject to vesting to the extent then vested. Mr. Zelter is required to give us 90 days’ notice prior to a resignation for any reason. During his employment and for 12 months thereafter, he is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates.
If Mr. Suydam’s employment is terminated by reason of death or disability, he will vest in 50% of his then unvested RSUs. Mr. Suydam is required to protect our confidential information at all times. During his employment and for 12 months thereafter, Mr. Suydam is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. Mr. Suydam is required to provide 90 days’ notice prior to a resignation for any reason.
Pursuant to Mr. Spilker’s transition agreement, he received a lump sum payment of $950,000 in July 2014 in connection with stepping down on March 19, 2014 as our president and as a non-voting member of our executive committee. In connection with his cessation of employment on May 19, 2014, Mr. Spilker also vested in 50% of his then unvested Plan Grant RSUs and options. Under the transition agreement, as in his employment agreement, Mr. Spilker is required to protect the confidential information of Apollo both during and after employment, and, for 12 months after the date of the transition agreement, to refrain from soliciting our employees, interfering with our relationships with investors and other business relations, and competing with us in a business that manages or invests in assets substantially similar to those of Apollo or its affiliates.
If Mr. Weidler’s employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his RSUs. We may terminate Mr. Weidler’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Weidler is required to provide 90 days’ notice prior to a resignation for any reason. Mr. Weidler is required to protect the confidential information of Apollo both during and after employment. In addition, pursuant to his 2014 Bonus Grant, during and for 12 months after his employment with us, he is obligated to refrain from soliciting our employees and interfering with our relationships with investors or other business relations. In addition, during and for three months after his employment with us, he may not compete with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.
The named executive officers’ obligations during and after employment were considered by the Managing Partners in determining appropriate post-employment payments and benefits for the named executive officers.
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination, except that for Mr. Spilker the table shows the amounts received by him in connection with his actual employment termination on May 19, 2014. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2014 and that the price per share of our Class A shares was $23.58, which is equal to the closing price on such date. For purposes of this table, RSU and option acceleration values are based on the $23.58 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)		Estimated Value of Equity Acceleration ($)
Leon Black	Cause	—		—
	Death, disability	—		—
Martin Kelly	Without cause; by executive for good reason	517,592	(1)	2,763,281	(4)
	Death, disability	—		3,375,618	(4)
James Zelter	Without cause; by executive for good reason	11,861,478	(2)	11,790,000	(4)
	Death, disability	—		13,843,217	(4)
John Suydam	Without cause; by executive for good reason	—		—
	Death; disability	—		518,229	(4)
Christopher Weidler	Without cause; by executive for good reason	—		—
	Death, disability	—		430,618	(4)
Marc Spilker	Actual termination effective May 19, 2014	950,000	(3)	40,342,767	(5)

(1)
This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2014.

(2)
Pursuant to Mr. Zelter’s employment agreement, had his employment terminated on December 31, 2014, he would have been treated as if he had remained employed, for purposes of receiving carried interest distributions in respect of certain specified funds that remained in existence, for up to 36 additional months (100% in the first year, 50% in the second year, and 25% in the third year). For purposes of the above illustration, we have assumed that these percentages were applied in each of 2015, 2016 and 2017 to the amount of the distributions that he received in 2014 (including the portion of such distributions he was required to use to purchase Class A shares in 2015), and we have included in the amount shown the portion of his projected 2015, 2016 and 2017 distributions that would be required to be used to purchase Class A shares of the Company.

(3)	This amount represents the cash payment actually made to Mr. Spilker in connection with his termination of employment on May 19, 2014.

(4)
This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2014, based on the closing price of a Class A share on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2014.

(5)
This amount represents the value received by Mr. Spilker from the additional vesting he received on March 26, 2014 in connection with entering into his transition agreement. The portion of this total that relates to options is calculated by multiplying the spread between the option exercise price and the closing price of a Class A share on the date he exercised the options (May 12, 2014) that vested in connection with entering into his transition agreement. The portion of this total that relates to RSUs is calculated by multiplying the number of RSUs that so vested by the closing price on the vesting date (March 26, 2014).

Director Compensation
We do not pay additional remuneration to our employees, including Messrs. Black, Harris and Rowan, for their service on our board of directors. The 2014 compensation of Mr. Black is set forth above on the Summary Compensation Table.
During 2014, each independent director received (1) a base annual director fee of $125,000, (2) an additional annual director fee of $25,000 if he or she a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she was a member of the conflicts committee, (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she served as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 (incremental to the fee described in (3)) if he or she served as the chairperson of the conflicts committee. In addition, independent directors were reimbursed for reasonable expenses incurred in attending board meetings.
Currently, upon initial election to the board of directors, an independent director receives a grant of RSUs with a value of $300,000 that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Mr. Kraft received this type of award on July 14, 2014 in connection with his appointment to the board of directors. Incumbent independent directors receive an annual RSU award with a value of $100,000 that vests on June 30 of the year following the year that the grant is made, and the directors listed on the below table (other than Mr. Kraft) received that award on July 14, 2014.

The following table provides the compensation for our independent directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards (#)(1)	Total
Michael Ducey	$175,000	85,540	$260,540
Paul Fribourg	$135,000	85,540	$220,540
Robert Kraft	$101,250	214,919	$316,169
A. B. Krongard	$150,000	85,540	$235,540
Pauline Richards	$175,000	85,540	$260,540

(1)
Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 16 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU Plan Grants. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to distributions or distribution equivalents. As of December 31, 2014, all 10,860 RSUs covered by Mr. Kraft’s 2014 award were unvested and outstanding, and for each of Ms. Richards and Messrs. Ducey Fribourg and Krongard, all 3,620 RSUs covered by his or her 2014 award were unvested and outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A shares as of February 26, 2015 by (i) each person known to us to beneficially own more than 5% of the voting Class A shares of Apollo Global Management, LLC, (ii) each of our directors, (iii) each person who is a named executive officer for 2014 and (iv) all directors and executive officers as a group.
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

	Class A Shares Beneficially Owned			Class B Share Beneficially Owned
	Number of Shares	Percent(1)	Total Percentage of Voting Power(2)	Number of Shares	Percent	Total Percentage of Voting Power(2)
Directors and Executive Officers:
Leon Black(3)(4)	92,727,166	35.6%	63.8%	1	100%	63.8%
Joshua Harris(3)(4)	54,382,643	24.5%	63.8%	1	100%	63.8%
Marc Rowan(3)(4)	50,157,022	23.0%	63.8%	1	100%	63.8%
Pauline Richards	21,443	*	*	—	—	—
Alvin Bernard Krongard(5)	270,043	*	*	—	—	—
Michael Ducey(6)	27,496	*	*	—	—	—
Robert Kraft(7)	40,000	*	*	—	—	—
Paul Fribourg	25,443	*	*	—	—	—
Marc Spilker(8)	1,554,321	*	*	—	—	—
Martin Kelly(9)	100,685	*	*	—	—	—
John Suydam(10)	765,749	*	*	—	—	—
James Zelter(11)	2,609,313	1.5%	*	—	—	—
Christopher Weidler(12)	5,924	*	*	—	—	—
All directors and executive officers as a group (twelve persons)(13)	201,132,927	54.7%	57.7%	1	100%	63.8%
BRH(4)	—	—	—	1	100%	63.8%
AP Professional Holdings, L.P.(14)	222,455,477	57.0%	63.8%	—	—	—
5% Stockholders:
TimesSquare Capital Management, LLC(15)	8,998,700	5.4%	2.6%	—	—	—

*Represents less than 1%.

(1)	The percentage of beneficial ownership of our Class A shares is based on voting and non-voting Class A shares outstanding.

(2)	The total percentage of voting power is based on voting Class A shares and the Class B share.

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

(5)
Includes 250,000 Class A shares held by a trust for the benefit of Mr. Krongard’s children, for which Mr. Krongard’s children are the trustees. Mr. Krongard disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(6)
Includes 1,500 Class A shares held by two trusts for the benefit of Mr. Ducey’s grandchildren, for which Mr. Ducey and several of Mr. Ducey’s immediate family members are trustees and have shared investment power. Mr. Ducey disclaims beneficial ownership of the Class A shares held in the trusts, except to the extent of his pecuniary interest therein.

(7) Includes 40,000 Class A shares held by an entity, which is under the sole control of Mr. Kraft, and may be deemed to be beneficially owned by Mr. Kraft.

(8)
Information is as of March 19, 2014, the date Mr. Spilker ceased to be an executive officer. Includes 26,350 Class A shares held by a trust for the benefit of Mr. Spilker’s children, for which one of Mr. Spilker’s immediate family members is a trustee and has investment power. The amount also includes 26,350 Class A shares held by a not-for-profit tax exempt foundation for which Mr. Spilker and his spouse are trustees with investment power. Mr. Spilker disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(9)	Includes 15,625 RSUs covering Class A shares which have vested or with respect to which Mr. Kelly has the right to acquire beneficial ownership within 60 days of February 26, 2015.

(10)
Includes 114,584 RSUs covering Class A shares which have vested or with respect to which Mr. Suydam has the right to acquire beneficial ownership within 60 days of February 26, 2015. Does not include 343,751 Class A shares that will be delivered to Mr. Suydam, more than 60 days after February 26, 2015 in settlement of vested RSUs. Includes 120,488 Class A shares held by a trust for the benefit of Mr. Suydam’s spouse and children, for which Mr. Suydam’s spouse is the trustee. Mr. Suydam disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(11)
Includes 6,167 RSUs covering Class A shares which have vested or with respect to which Mr. Zelter has the right to acquire beneficial ownership within 60 days of February 26, 2015. Includes 300,698 Class A shares held by vehicles, over which Mr. Zelter exercises voting and investment control.

(12)	Includes 1,459 RSUs covering Class A shares which have vested or with respect to which Mr. Weidler has the right to acquire beneficial ownership within 60 days of February 26, 2015.

(13)
Refers to shares beneficially owned by the individuals who were directors and executive officers as of February 26, 2015. The shares beneficially owned by the directors and executive officers reflected above do not include 343,751 Class A shares that will be delivered to Mr. Suydam more than 60 days after February 26, 2015 in settlement of vested RSUs.

(14)
Assumes that no Class A shares are distributed to the limited partners of Holdings. The general partner of Holdings, is BRH, which is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. BRH is also the general partner of BRH Holdings, L.P., the limited partnership through which Messrs. Black, Harris and Rowan indirectly beneficially own (through estate planning vehicles) their limited partner interests in Holdings. These individuals disclaim any beneficial ownership of these Class A shares, except to the extent of their pecuniary interest therein.

(15) Based on a Schedule 13G filed on February 11, 2015, by TimesSquare Capital Management, LLC (“TimesSquare”). All of the shares reported on this Schedule 13G are owned by investment advisory clients of TimesSquare and in its role as investment advisor, TimesSquare has voting and dispositive power with respect to these shares. The address of TimesSquare Capital Management, LLC is 7 Times Square, 42nd floor, New York, New York 10036.

Securities Authorized for Issuance under Equity Incentive Plans
The following table sets forth information concerning the awards that may be issued under the Company’s Omnibus Equity Incentive Plan as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)(2)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	28,306,686	$16.60	38,090,824
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	28,306,686	$16.60	38,090,824

(1)	Reflects the aggregate number of outstanding options and RSUs granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “Equity Plan”) as of December 31, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Agreement Among Managing Partners
Our Managing Partners have entered into the Agreement Among Managing Partners. The Managing Partners own Holdings in accordance with their respective sharing percentages, or “Sharing Percentages,” as set forth in the Agreement Among Managing Partners. For the purposes of the Agreement Among Managing Partners, “Pecuniary Interest” means, with respect to each Managing Partner, the number of AOG Units that would be distributable to such Managing Partner assuming that Holdings was liquidated and its assets distributed in accordance with its governing agreements.

Pursuant to the Agreement Among Managing Partners, each of Messrs. Harris and Rowan vested in his interest in the AOG Units in 60 equal monthly installments, and Mr. Black vested in his interest in the AOG Units in 72 equal monthly installments. For the purposes of the vesting provisions of the Agreement Among Managing Partners, our Managing Partners were credited for their employment with us since January 1, 2007. Each is now vested in full. We may not terminate a Managing Partner except for cause or by reason of disability.

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
The Agreement Among Managing Partners may be amended and the terms and conditions of the Agreement Among Managing Partners may be changed or modified upon the unanimous approval of the Managing Partners. We, our shareholders (other than the Strategic Investors, as set forth under “-Lenders Rights Agreement-Amendments to Managing Partner Transfer Restrictions”) and the Apollo Operating Group have no ability to enforce any provision thereof or to prevent the Managing Partners from amending the Agreement Among Managing Partners.
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

Transfer Restrictions
The Managing Partner Shareholders Agreement provides that no Managing Partner may, nor shall any of such Managing Partner’s permitted transferees, directly or indirectly, voluntarily effect cumulative transfers of Pecuniary Interests (as defined in the Managing Partner Shareholders Agreement), representing more than: (i) 15% of his Pecuniary Interests at any time on or after the third anniversary and prior to the fourth anniversary of our IPO; (ii) 22.5% of his Pecuniary Interests at any time on or after the fourth anniversary and prior to the fifth anniversary of our IPO; (iii) 30% of his Pecuniary Interests at any time on or after the fifth anniversary and prior to the sixth anniversary of our IPO; and (iv) 100% of his Pecuniary Interests at any time on or after the sixth anniversary of our IPO, other than, in each case, with respect to transfers (a) from one founder to another founder, (b) to a permitted transferee of such Managing Partner, or (c) in connection with a sale by one or more of our Managing Partners in one or a related series of transactions resulting in the Managing Partners owning or controlling, directly or indirectly, less than 50.1% of the economic or voting interests in us or the Apollo Operating Group, or any other person exercising control over us or the Apollo Operating Group by contract, which would include a transfer of control of our manager.

The percentages referenced in the preceding paragraph will apply to the aggregate amount of Equity Interests held by each Managing Partner (and his permitted transferees) as of July 13, 2007. After six years, each Managing Partner and his permitted transferees may transfer all of the Equity Interests of such Managing Partner to any person or entity in accordance with Rule 144, in a registered public offering or in a transaction exempt from the registration requirements of the Securities Act. The above transfer restrictions will lapse with respect to a Managing Partner if such Managing Partner dies or becomes disabled.
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
Indemnity
Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the Managing Partner Shareholders Agreement, we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
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
Registration Rights
Pursuant to the Managing Partner Shareholders Agreement, we have granted Holdings, an entity through which our Managing Partners and Contributing Partners own their AOG units, and its permitted transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our Class A shares held or acquired by them. Under the Managing Partner Shareholders Agreement, the registration rights holders (i) have “demand” registration rights that require us to register under the Securities Act the Class A shares that they hold or acquire, (ii) may require us to make available registration statements permitting sales of Class A shares they hold or acquire in the market from time to time over an extended period and (iii) have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other registration rights holders or initiated by us. We have agreed to indemnify each registration rights holder and certain related parties against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which they sell our shares, unless such liability arose from such holder’s misstatement or omission, and each registration rights holder has agreed to indemnify us against all losses caused by his misstatements or omissions. We have filed a shelf registration statement in connection with the rights described above.

Roll-Up Agreements
Pursuant to the Roll-Up Agreements, the Contributing Partners received interests in Holdings, which we refer to as AOG Units, in exchange for their contribution of assets to the Apollo Operating Group. The AOG Units received by our Contributing Partners and any units into which they are exchanged generally vested over six years in equal monthly installments and were fully vested on June 30, 2013. AOG Units were subject to a lock-up until two years after our IPO. Thereafter, 7.5% of the AOG Units became, or will become, tradable on each of the second, third, fourth and fifth anniversaries of our IPO, with the remaining AOG Units becoming tradable on the sixth anniversary of our IPO or upon subsequent vesting. An AOG Unit that is forfeited will revert to the Managing Partners. Our Contributing Partners have the ability to direct Holdings to exercise Holdings’ registration rights described above under “-Managing Partner Shareholders Agreement-Registration Rights.”
Under their Roll-Up Agreements, each of our Contributing Partners is subject to a noncompetition provision until the first anniversary of the date of termination of his service as a partner to us. During that period, our Contributing Partners are prohibited from (i) engaging in any business activity that we operate in, (ii) rendering any services to any alternative asset management business (other than that of us or our affiliates) that involves primarily (i.e., more than 50%) third-party capital or (iii) acquiring a financial interest in, or becoming actively involved with, any competitive business (other than as a passive holding of a specified percentage of publicly traded companies). In addition, our Contributing Partners are subject to nonsolicitation, nonhire and noninterference covenants during employment and for two years thereafter. Our Contributing Partners are also bound to a nondisparagement covenant with respect to us and our Contributing Partners and to confidentiality restrictions. Resignation by any of our Contributing Partners shall require ninety days’ notice. Any restricted period applicable to a Contributing Partner will commence after the ninety day notice of termination period.
Amended and Restated Exchange Agreement
We have entered into an exchange agreement with Holdings under which, subject to certain procedures and restrictions (including any applicable transfer restrictions and lock-up agreements described above) upon 60 days’ written notice prior to a designated quarterly date, each Managing Partner and Contributing Partner (or certain transferees thereof) has the right to cause Holdings to exchange the AOG Units that he owns through Holdings for our Class A shares and to sell such Class A shares at the prevailing market price (or at a lower price that such Managing Partner or Contributing Partner is willing to accept). To effect the exchange, Holdings distributes the AOG Units to be exchanged to the applicable Managing Partner or Contributing Partner. Under the exchange agreement, the Managing Partner or Contributing Partner must then simultaneously exchange one AOG Unit (being an equal limited partner interest in each Apollo Operating Group entity) for each Class A share received from our intermediate holding companies. As a Managing Partner or Contributing Partner exchanges his AOG Units, our interest in the AOG Units will be correspondingly increased and the voting power of the Class B share will be correspondingly decreased.
The exchange agreement was amended and restated on May 6, 2013 and further amended and restated on March 5, 2014. The amendments to the original exchange agreement (i) permit exchanging holders certain rights to revoke exchanges of their AOG Units in whole, but not in part, in certain circumstances; (ii) permit transfers of a holder’s exchanged shares to a qualifying entity that can sell them under a Rule 10b5-1 trading plan; (iii) require the Company to use its commercially reasonable efforts to file and keep effective a shelf registration statement relating to the exchange of Class A shares received upon an exchange of AOG Units; (iv) modify the exchange mechanics to address certain tax considerations of an exchange for exchanging holders; and (v) require exchanging holders to reimburse APO Corp. for any incremental U.S. federal income tax incurred by APO Corp. as a result of the modification of the exchange mechanics.
Amended and Restated Tax Receivable Agreement
As a result of each of AMH Holdings (Cayman), L.P. and the Apollo Operating Group entities controlled by it or Apollo Management Holdings, L.P. having made an election under Section 754 of the Internal Revenue Code, any exchanges by a Managing Partner or Contributing Partner of AOG Units (together with the corresponding interest in our Class B share), that he owns through Holdings, for our Class A shares in a taxable transaction may result in an adjustment to the tax basis of a portion of the assets owned by the Apollo Operating Group at the time of the exchange. The taxable exchanges may result in increases in the tax depreciation and amortization deductions from depreciable and amortizable assets, as well as an increase in the tax basis of other assets, of the Apollo Operating Group that otherwise would not have been available. A portion of these increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of such other assets, will reduce the amount of tax that APO Corp. would otherwise be required to pay in the future. Additionally, our acquisition of AOG Units from the Managing Partners or Contributing Partners, such as our acquisition of AOG Units from the Managing Partners in the Strategic Investors Transaction, have and may continue to result in increases in tax deductions and tax basis that reduces the amount of tax that APO Corp. would otherwise be required to pay in the future.

APO Corp. has entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by APO Corp. to an exchanging or selling Managing Partner or Contributing Partner of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to payments pursuant to the tax receivable agreement. APO Corp. expects to benefit from the remaining 15% of actual cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that APO Corp. would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had APO Corp. not entered into the tax receivable agreement. The tax savings achieved may not ensure that we have sufficient cash available to pay our tax liability or generate additional distributions to our investors. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flow needs are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless APO Corp. exercises the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold and units which have not yet been exchanged or sold. Such present value will be determined based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to the tax receivable agreement. In the event that other of our current or future U.S. subsidiaries become taxable as corporations and acquire AOG Units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, each U.S. corporation will become subject to a tax receivable agreement with substantially similar terms. In connection with an amendment of the AMH partnership agreement in April 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% of required payments pursuant to the tax receivable agreement that are attributable to the 2010 fiscal year until 2015.
The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that results from the exchanges entered into by the Managing Partners or Contributing Partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits we claim as a result of such increase in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, our Managing Partners and Contributing Partners would not be obligated under the tax receivable agreement to reimburse APO Corp. for any payments previously made to it (although future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our Managing Partners and Contributing Partners under the tax receivable agreement in excess of 85% of APO Corp.’s actual cash tax savings. In general, estimating the amount of payments that may be made to our Managing Partners and Contributing Partners under the tax receivable agreement is by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including:

•
the timing of the transactions-for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Apollo Operating Group entities at the time of the transaction;

•
the price of our Class A shares at the time of the transaction-the increase in any tax deductions, as well as tax basis increase in other assets, of the Apollo Operating Group entities, is directly proportional to the price of the Class A shares at the time of the transaction;

•	the taxability of exchanges - to the extent if an exchange is not taxable for any reason, increased deductions will not be available; and

•
the amount and timing of our income-APO Corp. will be required to pay 85% of the tax savings as and when realized, if any. If APO Corp. does not have taxable income, it is not required to make payments under the tax receivable agreement for that taxable year because no tax savings were actually realized.

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
In connection with the first amendment and restatement of the exchange agreement, the tax receivable agreement was amended and restated on May 6, 2013 to conform the agreement to the amended and restated exchange agreement, particularly to address the modified exchange mechanics, and to make non-substantive updates to recognize certain additional Apollo Operating Group entities that have been formed since the original tax receivable agreement was entered into in 2007.

Strategic Investors Transaction
On July 13, 2007, we sold securities to the Strategic Investors in return for a total investment of $1.2 billion. Through our intermediate holding companies, we used all of the proceeds from the issuance of such securities to the Strategic Investors to purchase from our Managing Partners 17.4% of their AOG Units for an aggregate purchase price of $1,068 million, and to purchase from our Contributing Partners a portion of their points for an aggregate purchase price of $156 million. The Strategic Investors hold non-voting Class A shares, which represented 27.6% of our issued and outstanding Class A shares and 11.7% of the economic interest in the Apollo Operating Group, in each case as of December 31, 2014.
As all of their holdings in us are non-voting, neither of the Strategic Investors has any means for exerting control over our company.
Strategic Relationship Agreement
On April 20, 2010, we announced a new strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that we will not use a placement agent in connection with securing any future capital commitments from CalPERS. Through December 31, 2014, the Company has reduced fees charged to CalPERS on the funds it manages by approximately $95.9 million.
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
Transfer Restrictions
Following the registration effectiveness date, each Strategic Investor may transfer its non-voting Class A shares up to the percentages set forth below during the relevant periods identified:

Period	Maximum Cumulative Amount
Registration Effectiveness Date-2nd anniversary of our IPO	0%
2nd-3rd anniversary of our IPO	25%
3rd-4th anniversary of our IPO	50%
4th-5th anniversary of our IPO	75%
5th anniversary of our IPO (and thereafter)	100%
Notwithstanding the foregoing, at no time following the registration effectiveness date may a Strategic Investor make a transfer representing 2% or more of our total Class A shares to any one person or group of related persons.
Registration Rights
Pursuant to the Lenders Rights Agreement, each Strategic Investor is afforded four demand registrations with respect to non-voting Class A shares, covering offerings of at least 2.5% of our total equity ownership and customary piggyback registration rights. All cutbacks between the Strategic Investors and Holdings (or its members) in any such demand registration shall be pro rata based upon the number of shares available for sale at such time (regardless of which party exercises a demand).
Amendments to Managing Partner Transfer Restrictions
Each Strategic Investor has a consent right with respect to any amendment or waiver of any transfer restrictions that apply to our Managing Partners.

Apollo Operating Group Limited Partnership Agreements
Pursuant to the partnership agreements of the Apollo Operating Group partnerships, the indirect wholly-owned subsidiaries of Apollo Global Management, LLC that are the general partners of those partnerships have the right to determine when distributions will be made to the partners of the Apollo Operating Group and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of the Apollo Operating Group pro rata in accordance with their respective partnership interests.
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
Employment Arrangements
Please see the section entitled “Item 11. Executive Compensation-Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” and “-Potential Payments upon Termination or Change in Control” for a description of the employment agreements of our named executive officers who have employment agreements.
In addition, Joshua Black and Benjamin Black, sons of Leon Black, are each employed by the Company as an Associate in the Company’s private equity business. They are each entitled to receive a base salary, incentive compensation and other employee benefits that are offered to similarly situated employees of the Company. Each is also eligible to receive an annual performance-based bonus in an amount determined by the Company in its discretion.
Reimbursements
In the normal course of business, our personnel have made use of aircraft owned as personal assets by Messrs. Black, Rowan and Harris. Messrs. Black, Rowan and Harris paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Black, Rowan and Harris and other of our personnel totaled $608,894, $928,572 and $1,601,325 for 2014 to Mr. Black, Mr. Rowan and Mr. Harris, respectively (which amounts are determined based on the lower of the actual costs of operating the aircraft or a specified hourly market rate).
Investments In Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds. In general, such investments are not subject to management fees, and in certain instances, may not be subject to carried interest. The opportunity to invest in our funds is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2014, our professionals have committed or invested approximately $1.2 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and their estate planning vehicles) during 2014 was $21,594,185, $17,611,226, $10,047,553, $3,117,160, $3,487,560, $107,144, and $93,369 for Messrs Black, Harris, Rowan, Zelter, Suydam, Kelly, and Weidler respectively. The amount of distributions, including profits and return of capital to our directors and executive officers (and their estate planning vehicles) during 2014 was $62,371,465, $24,873,467, $20,342,373, $7,535,306, $4,208,409, $15,421, and $12,737 for Messrs. Black, Harris, Rowan, Zelter, Suydam, Kelly, and Weidler, respectively.
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
We have also agreed to indemnify each of our Managing Partners and certain Contributing Partners against certain amounts that they are required to pay in connection with a general partner obligation for the return of previously made carried interest distributions in respect of Fund IV, Fund V and Fund VI. See the above description of the indemnity provisions of the Managing Partner Shareholders Agreement.
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
Director Independence
Because more than fifty percent of our voting power is controlled by BRH, we are considered a “controlled company” as defined in the listing standards of the NYSE and we are exempt from the NYSE rules that require that:

•	our board of directors be comprised of a majority of independent directors;

•	we establish a compensation committee composed solely of independent directors; and

•	we establish a nominating and corporate governance committee composed solely of independent directors.
While our board of directors is currently comprised of a majority of independent directors, we plan on availing ourselves of the controlled company exceptions.  We have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Our board of directors has determined that five of our eight directors meet the independence standards under the NYSE and the SEC.  These directors are Messrs. Ducey, Fribourg, Krongard and Kraft and Ms. Richards.
At such time that we are no longer deemed a controlled company, our board of directors will take all action necessary to comply with all applicable rules within the applicable time period under the NYSE listing standards.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	(in thousands)
Audit fees	$12,810	(1)	$13,465	(1)
Audit fees for Apollo fund entities	20,413	(2)	19,505	(2)
Audit-related fees	7,360	(3)(4)	2,340	(3)(4)
Tax fees	3,275	(5)	3,580	(5)
Tax fees for Apollo fund entities	16,857	(2)	13,835	(2)

(1)
Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.

(3)	Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.

(4)	Includes audit-related fees for Apollo fund entities of $0.3 million and $0.5 million for the year ended December 31, 2014 and 2013, respectively.

(5)	Tax fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

Our audit committee charter requires the audit committee of our board of directors to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm. All services reported in the Audit, Audit-related, Tax and Other categories above were approved by the committee.

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

*4.5
Second Supplemental Indenture dated as of January 30, 2015, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings X, L.P. and Wells Fargo Bank, National Association, as trustee.

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

10.10
Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 7, 2013 (File No. 001-35107)).

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

10.14
Second Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of April 14, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.15
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

10.19
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-Q for the Registration Statement on Form S-1 (File No. 333-150141)).

10.20
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

10.21
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

10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.23
Amended and Restated Employment Agreement with James Zelter dated as of June 20, 2014 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.24	Roll-Up Agreement with James Zelter (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.25
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

+10.31	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.32	Employment Agreement with Marc Spilker (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

*+10.33	Employment Agreement with Christopher Weidler, dated June 4, 2013.

+10.34
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.35	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.36	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.37
Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

+10.38
Amended and Restated Limited Partnership Agreement of Apollo Advisors VI, L.P., dated as of April 14, 2005 and amended as of August 26, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.39
Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P. dated as of July 1, 2008 and effective as of August 30, 2007 (incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.40
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

+10.45
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity CM Executive Carry II, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.46
Second Amended and Restated Exempted Limited Partnership Agreement of AGM Incentive Pool, L.P., dated June 29, 2012 (incorporated by reference to Exhibit 10.49 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

10.47
Credit Agreement, dated as of December 18, 2013, by and among Apollo Management Holdings, L.P., as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers party thereto, the other guarantors party thereto from time to time, the lenders party thereto from time to time, the issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.50 to the Registrant's Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

*10.48
Guarantor Joinder Agreement, dated as of January 30, 2015, by Apollo Principal Holdings X, L.P. to the Credit Agreement, dated as of December 18, 2013, by and among Apollo Management Holdings, L.P., as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers party thereto, the existing guarantors party thereto, the lenders party thereto from time to time, the issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

10.49
Transition Agreement, dated as of March 19, 2014, by and among Marc A. Spilker, Apollo Management Holdings, L.P. and Apollo Global Management, LLC (incorporated by reference to Exhibit 10.51 to the Registrant's Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.50
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.51
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

*+10.52	Amended and Restated Limited Partnership Agreement of Apollo EPF Advisors, L.P., dated as of February 3, 2011.

*+10.53	First Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors II, L.P. dated as of April 9, 2012.

*+10.54	Amended and Restated Agreement of Exempted Limited Partnership of Apollo CIP Partner Pool, L.P., dated as of December 18, 2014.

*+10.55	Form of Award Letter under the Amended and Restated Agreement of Exempted Limited Partnership Agreement of Apollo CIP Partner Pool, L.P.

*+10.56	Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P., dated as of December 18, 2014.

*+10.57	Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P.

*21.1	Subsidiaries of Apollo Global Management, LLC.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: February 27, 2015	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black	Chairman and Chief Executive Officer and Director (principal executive officer)	February 27, 2015
Leon Black

/s/ Martin Kelly	Chief Financial Officer (principal financial officer)	February 27, 2015
Martin Kelly

/s/ Chris Weidler	Chief Accounting Officer	February 27, 2015
Chris Weidler	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	February 27, 2015
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	February 27, 2015
Marc Rowan

/s/ Michael Ducey	Director	February 27, 2015
Michael Ducey

/s/ Paul Fribourg	Director	February 27, 2015
Paul Fribourg

/s/ Robert Kraft	Director	February 27, 2015
Robert Kraft

/s/ AB Krongard	Director	February 27, 2015
AB Krongard

/s/ Pauline Richards	Director	February 27, 2015
Pauline Richards