Form 10-Q
period 2015-03-31
Apollo Global Management LLC
filed 2015-05-11
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2015 there were 170,449,944 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on February 27, 2015 (the "2014 Annual Report"); as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“Apollo funds”, “our funds” and references to the "funds" we manage, refer to the funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or "SIAs," alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management services;
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

(ii)
the net asset value, or “NAV,” of the credit funds, partnerships and accounts for which we provide investment management services, other than certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), which have a fee-generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

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
"Fee-Generating AUM" consists of assets we manage for the funds, partnerships and accounts for which we provide investment management services and on which we earn management fees or, monitoring fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts we manage. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
"Non-Fee-Generating AUM" consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following:

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
"Carry-Eligible AUM" refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry-Eligible AUM, which consists of the following:

(i) "Carry-Generating AUM," which refers to funds' invested capital that is currently above its hurdle rate or preferred return, and the funds' profit is allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)	"AUM Not Currently Generating Carry," which refers to funds' invested capital that is currently below its hurdle rate or preferred return; and

(iii)
"Uninvested Carry-Eligible AUM," which refers to available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that are not currently part of the NAV or fair value of investments that may eventually produce carried interest income, which would be allocated to the general partner.

"AUM with Future Management Fee Potential" refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.

We use Non-Fee-Generating AUM combined with Fee-Generating AUM as a performance measurement of our funds' investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee-Generating AUM includes assets on which we could earn carried interest income;
“capital deployed” or “deployment” is the aggregate amount of capital that has been invested during a given period by (i) our drawdown funds, (ii) SIAs that have a defined maturity date and (iii) funds and SIAs in our real estate debt strategy;
“drawdown” refers to commitment-based funds and certain SIAs in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. It includes Athene assets managed by Athene Asset Management, L.P. ("Athene Asset Management") that are invested in commitment-based funds;
“liquid/performing” includes CLOs and other performing credit vehicles, hedge fund style credit funds, structured credit funds and SIAs. It also includes sub-advised managed accounts owned by or related to Athene Holding Ltd. ("Athene Holding") and its subsidiaries (collectively "Athene");
“Realized Value” refers to all cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or carried interest to be paid by such Apollo fund;
“Total Invested Capital” refers to the aggregate cash invested by the relevant Apollo fund and includes capitalized costs relating to investment activities, if any, but does not give effect to cash pending investment or available for reserves;
“Total Value” represents the sum of the total Realized Value and Unrealized Value of investments;
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), for investments not yet realized and may include pay in kind, accrued interest and dividends receivable, if any.  In addition, amounts include committed and funded amounts for certain fund investments;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund) on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2015 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
“gross IRR” of a credit fund represents the annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, carried interest income allocated to the general partner and certain other fund expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2015 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
“gross return” of a credit or real estate fund is the monthly or quarterly time-weighted return that is equal to the percentage change in the value of a fund’s portfolio, adjusted for all contributions and withdrawals (cash flows) before the effects of management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns of Athene sub-advised portfolios and CLOs represent the gross returns on invested assets, which exclude cash. Returns over multiple periods are calculated by geometrically linking each period’s return over time.

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
“net IRR” of a private equity fund means the gross IRR, including returns for related parties which may not pay fees or carried interest, net of management fees, certain fund expenses (including interest incurred by the fund itself) and realized carried interest all offset to the extent of interest income, and measures returns on amounts that, if distributed, would be paid to investors of the fund.  To the extent that an Apollo private equity fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of the fund, thereby reducing the balance attributable to fund investors.  Net IRR does not represent the return to any fund investor;
“net IRR” of a credit fund represents the annualized return of a fund after management fees, carried interest income allocated to the general partner and certain other fund expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date.
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of March 31, 2015 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date.
“net return” of a credit or real estate fund represents the gross return after management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns of Athene sub-advised portfolios and CLOs represent the gross or net returns on invested assets, which exclude cash. Returns over multiple periods are calculated by geometrically linking each period’s return over time.
“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;
“permanent Capital Vehicles” refers to (a) assets that are managed by Athene Asset Management, (b) assets that are owned by or related to MidCap FinCo Limited ("MidCap") and managed by Apollo Capital Management, L.P., and (c) assets of publicly traded vehicles managed by Apollo such as AP Alternative Assets, L.P. (“AAA”), Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Residential Mortgage, Inc. (“AMTG”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law. The investment management arrangements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management arrangements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management arrangements of ARI and AMTG have one year terms and are reviewed annually by each company’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of such company’s independent directors. The investment management arrangements between MidCap and Apollo Capital Management, L.P. and Athene and Athene Asset Management may also be terminated under certain circumstances;
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
“Strategic Investors” refer to the California Public Employees’ Retirement System, or “CalPERS,” and an affiliate of the Abu Dhabi Investment Authority, or “ADIA”; and

"traditional private equity fund appreciation (depreciation)" refers to gain (loss) and income for the traditional private equity funds (i.e., Funds I-VIII) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized value for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
MARCH 31, 2015 AND DECEMBER 31, 2014
(dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$929,016	$1,204,052
Cash and cash equivalents held at consolidated funds	840	1,611
Restricted cash	6,247	6,353
Investments	2,952,215	2,880,006
Assets of consolidated variable interest entities:
Cash and cash equivalents	671,067	1,088,952
Investments, at fair value	16,360,341	15,658,653
Other assets	714,732	323,240
Carried interest receivable	896,181	911,666
Due from affiliates	277,941	268,015
Fixed assets, net	36,074	35,906
Deferred tax assets	590,239	606,717
Other assets	111,993	84,384
Goodwill	49,243	49,243
Intangible assets, net	51,672	60,039
Total Assets	$23,647,801	$23,178,837
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$49,030	$44,246
Accrued compensation and benefits	53,923	59,278
Deferred revenue	220,665	199,614
Due to affiliates	559,733	565,153
Profit sharing payable	463,410	434,852
Debt	1,030,093	1,034,014
Liabilities of consolidated variable interest entities:
Debt, at fair value	14,683,535	14,123,100
Other liabilities	744,713	728,718
Other liabilities	43,926	46,401
Total Liabilities	17,849,028	17,235,376
Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 167,912,379 and 163,046,554 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid in capital	2,114,747	2,254,283
Accumulated deficit	(1,369,734)	(1,400,661)
Appropriated partners’ capital	914,872	933,166
Accumulated other comprehensive loss	(2,938)	(306)
Total Apollo Global Management, LLC shareholders’ equity	1,656,947	1,786,482
Non-Controlling Interests in consolidated entities	3,351,290	3,222,195
Non-Controlling Interests in Apollo Operating Group	790,536	934,784
Total Shareholders’ Equity	5,798,773	5,943,461
Total Liabilities and Shareholders’ Equity	$23,647,801	$23,178,837
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Advisory and transaction fees from affiliates, net	$8,543	$116,065
Management fees from affiliates	209,207	209,791
Carried interest income from affiliates	59,068	165,544
Total Revenues	276,818	491,400
Expenses:
Compensation and benefits:
Salary, bonus and benefits	87,633	80,530
Equity-based compensation	20,103	58,978
Profit sharing expense	48,629	103,959
Total Compensation and Benefits	156,365	243,467
Interest expense	7,440	3,114
General, administrative and other	22,919	24,678
Professional fees	15,233	19,452
Occupancy	9,958	9,903
Placement fees	1,520	1,786
Depreciation and amortization	10,978	11,719
Total Expenses	224,413	314,119
Other Income:
Net gains from investment activities	12,686	223,408
Net gains from investment activities of consolidated variable interest entities	134,703	47,735
Income (loss) from equity method investments	(1,314)	22,910
Interest income	725	3,328
Other income, net	4,874	17,531
Total Other Income	151,674	314,912
Income before income tax provision	204,079	492,193
Income tax provision	(5,514)	(32,549)
Net Income	198,565	459,644
Net income attributable to Non-controlling Interests	(167,638)	(387,475)
Net Income Attributable to Apollo Global Management, LLC	$30,927	$72,169
Distributions Declared per Class A Share	$0.86	$1.08
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.09	$0.32
Net Income Available to Class A Share –Diluted	$0.09	$0.32
Weighted Average Number of Class A Shares Outstanding – Basic	165,968,620	147,776,519
Weighted Average Number of Class A Shares Outstanding – Diluted	165,968,620	147,776,519
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2015 and 2014 (dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Net Income	$198,565	$459,644
Other Comprehensive Loss, net of tax:
Allocation of currency translation adjustment of consolidated CLOs and fund entities	(9,066)	—
Net gain from change in fair value of cash flow hedge instruments	26	—
Net loss on available-for-sale securities (from equity method investment)	(33)	(4)
Total Other Comprehensive Loss, net of tax	(9,073)	(4)
Comprehensive Income	189,492	459,640
Comprehensive Income attributable to Non-Controlling Interests	(67,892)	(362,652)
Comprehensive Income Attributable to Apollo Global Management, LLC	$121,600	$96,988
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2014	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	658	—	—	—	658	—	—	658
Capital increase related to equity-based compensation	—	—	58,682	—	—	—	58,682	—	—	58,682
Capital contributions	—	—	—	—	—	—	—	131,153	—	131,153
Distributions	—	—	(186,344)	—	(90,755)	—	(277,099)	(27,803)	(247,271)	(552,173)
Distributions related to deliveries of Class A shares for RSUs	2,671,869	—	—	(631)	—	—	(631)	—	—	(631)
Purchase of AAA shares	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Net income	—	—	—	72,169	24,823	—	96,992	207,552	155,100	459,644
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(4)	(4)	—	—	(4)
Balance at March 31, 2014	148,952,653	1	$2,495,338	$(1,496,949)	$1,515,147	$91	$2,513,627	$2,983,743	$1,289,552	$6,786,922
Balance at January 1, 2015	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
Dilution impact of issuance of Class A shares	—	—	965	—	—	—	965	—	—	965
Capital increase related to equity-based compensation	—	—	17,383	—	—	—	17,383	—	—	17,383
Capital contributions	—	—	—	—	—	—	—	159,777	—	159,777
Distributions	—	—	(159,658)	—	(111,599)	—	(271,257)	(53,263)	(191,311)	(515,831)
Distributions related to deliveries of Class A shares for RSUs	4,640,825	—	2,451	—	—	—	2,451	—	—	2,451
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(2,716)	—	—	—	(2,716)	2,716	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,075	—	—	—	1,075	—	—	1,075
Exchange of AOG Units for Class A shares	225,000	—	964	—	—	—	964	—	(964)	—
Net income	—	—	—	30,927	92,164	—	123,091	27,462	48,012	198,565
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	1,141	(2,610)	(1,469)	(7,597)	—	(9,066)
Change in cash flow hedge instruments	—	—	—	—	—	11	11	—	15	26
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(33)	(33)	—	—	(33)
Balance at March 31, 2015	167,912,379	1	$2,114,747	$(1,369,734)	$914,872	$(2,938)	$1,656,947	$3,351,290	$790,536	$5,798,773
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(dollars in thousands, except share data)

	2015	2014
Cash Flows from Operating Activities:
Net income	$198,565	$459,644
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity-based compensation	20,103	58,978
Depreciation and amortization	10,978	11,719
Cash distributions of earnings from equity method investments	2,421	23,261
(Income) Loss from equity method investments	1,314	(22,910)
Excess tax benefits from share-based payment arrangements	(2,451)	—
Deferred taxes, net	17,260	(7,426)
Other non-cash amounts included in net income, net	(15,593)	(27,127)
Changes in assets and liabilities:
Carried interest receivable	3,842	363,377
Due from affiliates	(12,725)	(55,709)
Other assets	(13,394)	(11,397)
Accounts payable and accrued expenses	7,235	34,262
Accrued compensation and benefits	(5,877)	9,512
Deferred revenue	21,051	57,641
Due to affiliates	(22,131)	(67,448)
Profit sharing payable	25,690	(89,120)
Other liabilities	(5,046)	5,179
Apollo Funds related:
Net realized gains from investment activities	(11,408)	(17,129)
Net unrealized gains from investment activities	(156,596)	(204,372)
Net realized gains on debt	—	(357)
Net unrealized losses on debt	68,218	14,119
Change in cash held at consolidated variable interest entities	389,530	41,212
Purchases of investments	(2,198,905)	(2,717,322)
Proceeds from sale of investments and liquidating distributions	1,571,701	2,580,260
Change in other assets	(407,166)	(370,788)
Change in other liabilities	44,358	344,380
Net Cash (Used in) Provided by Operating Activities	$(469,026)	$412,439
Cash Flows from Investing Activities:
Purchases of fixed assets	(2,803)	(1,520)
Proceeds from disposals of fixed assets	2	11
Cash contributions to equity method investments	(36,419)	(34,916)
Cash distributions from equity method investments	7,287	11,689
Change in restricted cash	106	(45)
Cash distributions for loans	(10,026)	—
Net Cash Used in Investing Activities	$(41,853)	$(24,781)
Cash Flows from Financing Activities:
Satisfaction of contingent obligations	(4,929)	(14,558)
Distributions related to deliveries of Class A shares for RSUs	—	(631)
Distributions paid to Non-Controlling Interests in consolidated entities	(2,811)	(5,231)
Distributions paid	(144,394)	(167,209)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(191,311)	(247,271)
Excess tax benefits from share-based payment arrangements	2,451	—
Apollo Funds related:
Issuance of debt	909,905	1,023,967
Principal repayment of debt	(331,565)	(918,736)
Purchase of AAA units	—	(312)
Distributions paid	(111,599)	(90,755)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(50,452)	(12,471)
Contributions from Non-Controlling Interests in consolidated variable interest entities	159,777	96,153
Net Cash Provided by (Used in) Financing Activities	$235,072	$(337,054)
Net Increase (Decrease) in Cash and Cash Equivalents	(275,807)	50,604
Cash and Cash Equivalents, Beginning of Period	1,205,663	1,079,537
Cash and Cash Equivalents, End of Period	$929,856	$1,130,141
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,639	$3,494
Interest paid by consolidated variable interest entities	61,501	39,328
Income taxes paid	1,860	1,644
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$31,347	$—
Non-cash distributions from equity method investments	(1,630)	(702)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$(15,264)	$(19,135)
Capital increases related to equity-based compensation	17,383	58,682
Other non-cash financing	2,007	1,837
Adjustments related to exchange of Apollo Operating Group units:
Non-Controlling Interest in Apollo Operating Group	$964	$—
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered VIEs but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 included in the 2014 Annual Report.
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
As of March 31, 2015, the Company owned, through four intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 43.0% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership ("Holdings"), is the entity through which the Managing Partners and certain of the Company's other partners (the "Contributing Partners") indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of March 31, 2015, Holdings owned the remaining 57.0% of the economic interests in the Apollo Operating Group. The Company consolidates the financial

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Pursuant to an exchange agreement between Apollo, Holdings and the other parties thereto (as amended, the “Exchange Agreement”), the holders of the AOG Units (and certain permitted transferees thereof) may, upon notice and subject to the applicable vesting and minimum retained ownership requirements, transfer restrictions and other terms of the Exchange Agreement, exchange their AOG Units for the Company’s Class A shares on a one-for-one basis a limited number of times each year, subject to customary conversion rate adjustments for splits, distributions and reclassifications. Pursuant to the Exchange Agreement, a holder of AOG Units must simultaneously exchange one partnership unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share. As a holder exchanges its AOG Units, the Company’s indirect interest in the Apollo Operating Group is correspondingly increased.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The types of entities with which Apollo is involved generally include subsidiaries (e.g., general partners and management companies related to the funds the Company manages), entities that have all the attributes of an investment company (e.g., funds) and securitization vehicles (e.g., collateralized loan obligations). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both sets of rules, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, and (v) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE. Where the VIEs have qualified for the deferral, judgments are also made in estimating cash flows to evaluate which member within the equity group absorbs a majority of the expected losses or residual returns of the VIE. Where the VIEs have not qualified for the deferral, judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIEs’ economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE.
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
Assets and liabilities of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of March 31, 2015 and December 31, 2014.

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
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of March 31, 2015, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities, which primarily consist of the ownership interest held by limited partners in AP Alternative Assets, L.P. ("AAA"). Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are included in due from affiliates, which is discussed further in note 12. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from affiliates are presented net of the Management Fee Offset in the condensed consolidated statements of operations.
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
On a quarterly basis, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
Except for the Company’s debt obligations (as described in note 9), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
Fair Value Option—Apollo has elected the fair value option for the Company's investment in Athene Holding Ltd. ("Athene Holding" and together with its subsidiaries, "Athene") and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
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
The consolidated VIEs also have debt obligations that are recorded at fair value. The primary valuation methodology used to determine fair value for debt obligations is market quotation. Prices are based on the average of the “bid” and “ask” prices. In the event that market quotations are not available, a model based approach is used. The model based approach used to estimate the fair values of debt obligations for which market quotations are not available is the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations are discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating. Management uses its discretion and judgment in considering and appraising relevant factors for determining the valuations of the consolidated VIEs' debt obligations.
Goodwill and Intangible Assets
Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2014, the Company performed its annual impairment testing, and, as the fair value of each of the Company’s reporting units was in excess of its carrying value, there was no impairment of goodwill. Additionally, there was no impairment of goodwill or indefinite-life intangible assets as of March 31, 2015.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2015 and 2014.
Profit Sharing Expense—Profit sharing expense primarily consists of a portion of carried interest recognized in one or more funds allocated to employees and former employees. Profit sharing expense is recognized on an accrued basis as the related carried interest income is earned. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing amounts previously distributed may be subject to clawback from employees, former employees and Contributing Partners.
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
Other Income (Loss), Net—Other income (loss), net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 12), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates, gains arising from extinguishment of contingent consideration obligations and other miscellaneous non-operating income and expenses.
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
Condensed Consolidated Statements of Cash Flows— During the second quarter of 2014, the Company identified that return on capital related to cash distributions from equity method investments had been previously reported as cash flows provided by investing activities. Cash flows received from equity method investments should have been separately identified as either return of investment or return on investment. Cash flows from the return of investment should be presented in cash flows provided by investing activities and return on investment presented within cash flows provided by operating activities. The Company restated the previously presented cash flows for these cash distributions from equity method investments and, in doing so, for the three months ended March 31, 2014, the condensed consolidated statement of cash flows was restated to increase net cash flows provided by operating activities by $23.3 million with a corresponding decrease in net cash flows provided by investing activities. The Company has evaluated the effect of the incorrect presentation both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
Recent Accounting Pronouncements
In April 2014, the FASB issued guidance to improve the definition of discontinued operations and to enhance convergence between the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The new definition of discontinued operations limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The new guidance affects entities that have either of the following: (1) a component of an entity that either is disposed of or meets the criteria under current guidance to be classified as held for sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria under current guidance to be classified as held for sale. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance currently is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. However, in April 2015, the FASB issued for public comment proposed guidance that would defer the effective date of its new revenue recognition standard by one year. Stakeholders are to review and provide comment on the proposal by May 29, 2015. The proposed guidance would permit public organizations to apply the new revenue standard to interim and annual reporting periods in fiscal years beginning after December 15, 2017. Public entities would be permitted to adopt the new revenue standard early, but not before the original public organization effective date (i.e., for interim and annual reporting periods beginning after December 15, 2016). The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements, including the timing of the recognition of carried interest income.

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

In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. This guidance is not expected to have an impact on the condensed consolidated financial statements of the Company.

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

In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. Existing guidance requires that an entity separately classify, present, and disclose extraordinary events and transactions. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity is also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The new guidance eliminates the requirement for reporting entities to consider whether an underlying event or transaction is extraordinary. However, the presentation and disclosure requirements under existing guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  Under the new guidance, items that are both unusual in nature and infrequently occurring should be presented within income from continuing operations or disclosed in the notes to the financial statements. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This guidance is not expected to have an impact on the condensed consolidated financial statements of the Company.

In February 2015, the FASB issued new guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Existing guidance includes different requirements for performing a consolidation analysis if, among other factors, the entity under evaluation is any one of the following: (1) a legal entity that qualifies for the indefinite deferral under the amended consolidation rules, (2) a legal entity that is within the scope of the amended consolidation rules, or (3) a limited partnership or similar entity that is considered a voting interest entity. Under the new guidance, all reporting entities are within the scope of the new standard, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions (e.g., are both customary and commensurate with the level of effort required for the services provided) no longer cause decision makers to consolidate VIEs in certain instances. The new guidance places more emphasis in the consolidation evaluation on variable interests other than the fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the new guidance reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the new guidance using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying the amendments retrospectively. As this guidance is expected to result in the deconsolidation of certain investment vehicles the Company manages, this guidance is expected to have a material impact on the condensed consolidated financial statements of the Company.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under existing guidance), consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the new guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is in the process of evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

3. INVESTMENTS
The following table represents Apollo’s investments:

	As of March 31, 2015	As of December 31, 2014
Investments, at fair value	$2,516,255	$2,499,128
Equity method investments	435,960	380,878
Total Investments	$2,952,215	$2,880,006

Investments, at Fair Value

Investments, at fair value, consist of financial instruments held by AAA, the Company's investment in Athene Holding, investments held by the Apollo Credit Senior Loan Fund, L.P. ("Apollo Senior Loan Fund"), and other investments held by the Company at fair value. As of March 31, 2015 and December 31, 2014, the net assets of the consolidated funds (excluding VIEs) were $2,184.9 million and $2,174.1 million, respectively. The following investments, except the investment in Athene Holding and other investments, are presented as a percentage of net assets of the consolidated funds:

	As of March 31, 2015					As of December 31, 2014
	Fair Value					Fair Value
Investments, at Fair Value – Affiliates	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds	Private Equity	Credit	Total	Cost	% of Net Assets of Consolidated Funds
AAA	$2,154,663	$—	$2,154,663	$1,494,358	98.6%	$2,144,118	$—	$2,144,118	$1,494,358	98.6%
Athene Holding	28,349	301,138	329,487	327,372	N/A	25,104	299,410	324,514	324,293	N/A
Apollo Senior Loan Fund	—	31,598	31,598	30,100	1.4	—	29,896	29,896	30,100	1.4
Other Investments	360	147	507	620	N/A	486	114	600	3,318	N/A
Total	$2,183,372	$332,883	$2,516,255	$1,852,450	100.0%	$2,169,708	$329,420	$2,499,128	$1,852,069	100.0%
Securities
As of March 31, 2015 and December 31, 2014, the sole investment held by AAA was its investment in AAA Investments, L.P. (“AAA Investments”), which is measured based on AAA’s share of net asset value of AAA Investments. The following table represents the sole investment of AAA Investments, which constitutes more than five percent of the net assets of the funds that the Company consolidates (excluding VIEs) as of the aforementioned dates:

	As of March 31, 2015				As of December 31, 2014
	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds	Instrument Type	Fair Value	Cost	% of Net Assets of Consolidated Funds
Athene Holding	Equity	$2,254,033	$1,361,120	103.2%	Equity	$2,244,192	$1,363,532	103.2%
As of March 31, 2015 and December 31, 2014, AAA Investments' portfolio consisted of a single investment in the equity of Athene Holding. Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
As of March 31, 2015 and December 31, 2014, AAA, through its investment in AAA Investments, was the largest equity holder of Athene Holding with an economic ownership stake of approximately 47.0% and 47.7%, respectively (calculated as if the commitments in the Athene Private Placement (as defined below) closed through March 31, 2015 and December 31, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan (ii)

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

common shares to be issued under the Amended Athene Services Agreement (as defined in note 12) subsequent to March 31, 2015 and December 31, 2014 or (iii) the common shares to be issued under the Amended AAA Services Agreement subsequent to December 31, 2014 and effectively held 45% of the voting power of Athene. AAA Investments’ ownership interest in Athene is held indirectly through its subsidiaries.
At March 31, 2015 and December 31, 2014, Athene’s fair value was determined using the embedded value method which was based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The net assets of Athene consist of the current and projected assets less the current and projected liabilities related to in force insurance contracts. For purposes of the excess capital calculation the assets are valued at fair value using our valuation methodology disclosed in note 2. The approach of using actuarially projected asset and liability income to value an insurance company is widely used by market participants in the insurance industry, particularly in private company acquisitions. The embedded value of the in force insurance contracts incorporates actuarial projections of expected income utilizing most recently available policyholder contract and experience data, industry information and assumptions, general economic and market conditions, and other factors deemed relevant, including the cost of capital. In addition, consideration is also given to comparable company multiples in the determination of fair value.
Athene Holding
As further described in note 12, during 2014, Athene Holding raised $1.2 billion of net equity commitments (the “Athene Private Placement”), which was priced at $26 per common share of Athene Holding. In connection with the Athene Private Placement, both the Athene Services Derivative and the AAA Services Derivative (as defined in note 12) were settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivatives were terminated. Following settlement of these derivatives, future monitoring fees and management fees paid to Apollo pursuant to the Amended Athene Services Agreement and the Amended AAA Services Agreement, respectively, will be paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act).

The Company elected the fair value option for its investment in Athene Holding at the time of settlement of the Athene Services Derivative and AAA Services Derivative. The Company has classified this investment as a Level III asset in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The investment is valued based on the price of a common share of Athene Holding, which as of March 31, 2015 was determined using the embedded value method. See note 5 for further discussion regarding fair value leveling and note 12 for further information regarding Athene.
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
Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities in the condensed consolidated statements of operations include net realized gains (losses) from sales of investments, and the change in net unrealized gains (losses) resulting from changes in fair value or reversal of realization of gains/losses of the consolidated funds’ investments and realization of previously unrealized gains/losses. Additionally, net gains from investment activities include changes in the fair value of investments held at fair value. The following tables present Apollo’s net gains (losses) from investment activities for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$16	$16
Change in net unrealized gains due to changes in fair values	10,570	2,100	12,670
Net Gains from Investment Activities	$10,570	$2,116	$12,686

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments as of March 31, 2015 and December 31, 2014 consisted of the following:

	Equity Held as of
	March 31, 2015		% of Ownership		December 31, 2014		% of Ownership

Private Equity Funds:
AAA Investments	$1,300		0.057%		$1,293		0.057%
Apollo Investment Fund IV, L.P. ("Fund IV")	8		0.036		8		0.022
Apollo Investment Fund V, L.P. ("Fund V")	63		0.036		68		0.031
Apollo Investment Fund VI, L.P. ("Fund VI")	6,220		0.115		6,173		0.114
Apollo Investment Fund VII, L.P. ("Fund VII")	82,475		1.231		78,286		1.223
Apollo Investment Fund VIII, L.P. ("Fund VIII")	49,934		2.186		33,099		2.241
Apollo Natural Resources Partners, L.P. ("ANRP")	5,974		0.818		5,608		0.807
AION Capital Partners Limited ("AION")	16,777		6.029		14,707		6.113
Apollo Asia Private Credit Fund, L.P. ("APC")	53		0.044		47		0.044
VC Holdings, L.P. Series A ("Vantium A/B")	15		6.450		12		6.450
VC Holdings, L.P. Series C ("Vantium C")	64		2.071		48		2.071
VC Holdings, L.P. Series D ("Vantium D")	178		6.345		180		6.345
Total Private Equity Funds(5)	163,061				139,529
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. ("SOMA")	6,733		0.812		6,997		0.841
Apollo Value Strategic Fund, L.P. ("VIF")	141		0.076		146		0.067
Apollo Strategic Value Fund, L.P. ("SVF")	9		0.034		10		0.033
Apollo Credit Liquidity Fund, L.P. ("ACLF")	2,621		2.770		4,128		2.771
Apollo Credit Opportunity Fund I, L.P. ("COF I")	2,255		1.873		2,298		1.870
Apollo Credit Opportunity Fund II, L.P. ("COF II")	2,263		1.488		2,249		1.497
Apollo Credit Opportunity Fund III, L.P. ("COF III")	13,349		1.059		13,102		1.061
Apollo European Principal Finance Fund, L.P. ("EPF I")	6,470		1.467		7,647		1.449
Apollo European Principal Finance Fund II, L.P. ("EPF II")	44,911		1.760		44,523		1.760
Apollo Investment Europe II, L.P. ("AIE II")	3,110		3.080		3,203		1.937
Apollo Europe Co-Investors III (D), LLC ("AIE III")	2,066		2.922		1,540		2.914
Apollo Palmetto Strategic Partnership, L.P. ("Palmetto")	14,179		1.186		14,049		1.186
Apollo Senior Floating Rate Fund Inc. ("AFT")	92		0.034		86		0.031
Apollo Residential Mortgage, Inc. ("AMTG") (3)	4,156	(1)	0.592	(1)	4,263	(2)	0.593	(2)
Apollo European Credit, L.P. ("AEC")	2,414		1.115		2,443		1.081
Apollo European Strategic Investments, L.P. ("AESI")	3,268		0.990		3,834		0.990
Apollo European Strategic Investments II, L.P. (AESI II")	420		0.990		123		0.990
Apollo Centre Street Partnership, L.P. ("ACSP")	11,274		2.481		11,474		2.439
Apollo Investment Corporation ("AINV") (4)	58,910	(1)	3.129	(1)	64,382	(2)	3.057	(2)
Apollo SK Strategic Investments, L.P. ("SK")	1,712		0.990		1,693		0.990
Apollo SPN Investments I, L.P.	5,153		0.639		5,500		0.720
CION Investment Corporation ("CION")	1,000		0.172		1,000		0.206
Apollo Tactical Income Fund Inc. ("AIF")	85		0.032		84		0.032
Apollo Franklin Partnership, L.P. ("Franklin Fund")	9,240		9.091		9,647		9.091
Apollo Zeus Strategic Investments, L.P. ("Zeus")	6,666		3.394		6,404		3.392
Apollo Lincoln Fixed Income Fund, L.P.	1,637		0.993		1,398		0.993
Apollo Lincoln Private Credit Fund, L.P.	314		0.990		194		0.990
Apollo Structured Credit Recovery Master Fund III, L.P.	429		0.124		315		0.126
Apollo Total Return Fund L.P.	165		0.039		163		0.046
Apollo Credit Short Opportunities Fund L.P.	19		0.016		19		0.027
MidCap FinCo Limited ("MidCap")	37,874		5.580		—		—
Total Credit Funds(5)	242,935				212,914
Real Estate:
ARI(3)	13,998	(1)	1.494	(1)	13,989	(2)	1.495	(2)
AGRE U.S. Real Estate Fund, L.P.	11,750		1.845		10,519		1.845
CPI Capital Partners North America, L.P.	124		0.410		137		0.408
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	96		0.039		96		0.039
Apollo GSS Holding (Cayman), L.P.	3,558		4.750		3,564		4.750

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

BEA/AGRE China Real Estate Fund, L.P.	90	1.031	87	1.031
Other	343	NM	38	NM
Total Real Estate Funds(5)	29,964		28,435
Total	$435,960		$380,878

(1)	Amounts are as of December 31, 2014.

(2)	Amounts are as of September 30, 2014.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $56,895 and $53,693 based on the quoted market price as of March 31, 2015 and December 31, 2014, respectively.

(5)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds' investments.

As of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, no equity method investment held by Apollo met the significance criteria as defined by the SEC. As such, Apollo is not required to present summarized income statement information for any of its equity method investments.

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
The assets of these consolidated VIEs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated VIEs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated VIEs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments into certain consolidated CLOs denominated in foreign currencies. As of March 31, 2015, the Company had invested $42.5 million in consolidated foreign currency denominated CLOs, which eliminates in consolidation.
Pursuant to the terms of certain bank loan agreements, the consolidated VIEs have unfunded contingent liabilities of $104.8 million as of March 31, 2015.
Investment in Champ L.P.
On September 30, 2014, the Company, through a wholly-owned subsidiary, acquired a 25.6% ownership interest in Champ L.P. following which a wholly-owned subsidiary of Champ L.P. then acquired a 35% ownership interest in KBC Bank Deutschland AG ("KBC Bank"), the German subsidiary of Belgian KBC Group NV (the "KBC Transaction"). Following the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and the bank will operate under the name BKB Bank. As of March 31, 2015, the Company had invested $16.9 million in Champ L.P. The Company, together with other affiliated investors, in aggregate, own 100% of Champ L.P.
The Company, through its aforementioned wholly-owned subsidiary, is the general partner and primary beneficiary of Champ L.P., which meets the definition of a VIE. Accordingly, the Company has consolidated Champ L.P. in accordance with the policy described in note 2. The Company's investment in Champ L.P. is eliminated in consolidation.
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three months ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended March 31,
	2015	2014
Net unrealized gains (losses) from investment activities	$143,960	$(911)
Net realized gains from investment activities	11,395	17,014
Net gains from investment activities	155,355	16,103
Net unrealized losses from debt	(68,218)	(14,119)
Net realized gains from debt	—	357
Net losses from debt	(68,218)	(13,762)
Interest and other income	179,297	170,994
Interest and other expenses	(131,731)	(125,600)
Net Gains from Investment Activities of Consolidated Variable Interest Entities	$134,703	$47,735

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015				As of December 31, 2014
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$13,756,082	1.65%		7.8	$13,459,387	1.60%		7.8
Subordinated Notes(2)(3)	1,253,175	N/A	(1)	8.9	1,183,834	N/A	(1)	9.0
Total	$15,009,257				$14,643,221

(1)	The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of March 31, 2015 and December 31, 2014 was $14,683.5 million and $14,123.1 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of March 31, 2015 and December 31, 2014, the fair value of the consolidated VIE assets was $17,746.1 million and $17,070.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of March 31, 2015, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of March 31, 2015 and December 31, 2014. In addition, the tables present the maximum exposure to losses relating to those VIEs.

	As of March 31, 2015
	Total Assets		Total Liabilities		Apollo Exposure
Total	$12,941,226	(1)	$1,492,327	(2)	$67,585	(3)

(1)	Consists of $893.6 million in cash, $11,728.5 million in investments and $319.2 million in receivables.

(2)	Represents $318.7 million in debt and other payables, $1,170.6 million in securities sold, not purchased, and $3.0 million in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, is $2,879.8 million as of March 31, 2015 as discussed in note 13.

	As of December 31, 2014
	Total Assets		Total Liabilities		Apollo Exposure
Total	$11,676,038	(1)	$729,515	(2)	$30,752	(3)

(1)	Consists of $794.5 million in cash, $10,456.0 million in investments and $425.6 million in receivables.

(2)	Represents $362.0 million in debt and other payables, $359.4 million in securities sold, not purchased, and $8.2 million in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo's funds, including those entities in which Apollo holds a significant variable interest, was $2,892.8 million as of December 31, 2014.

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of March 31, 2015 and December 31, 2014, respectively:

	As of March 31, 2015
	Level I(6)	Level II(6)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$2,154,663	$2,154,663
Investments held by Apollo Senior Loan Fund(1)	—	28,010	3,588	31,598
Other Investments(1)	—	—	507	507
Investment in Athene Holding(2)	—	—	329,487	329,487
AAA/Athene Receivable(2)	—	—	60,155	60,155
Investments of VIEs, at fair value(4)	199	14,168,449	2,191,693	16,360,341
Total Assets	$199	$14,196,459	$4,740,093	$18,936,751

Liabilities
Liabilities of VIEs, at fair value(4)(5)	$—	$1,666,255	$13,030,554	$14,696,809
Contingent Consideration Obligations(3)	—	—	98,994	98,994
Total Liabilities	$—	$1,666,255	$13,129,548	$14,795,803

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2014
	Level I(6)	Level II(6)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$2,144,118	$2,144,118
Investments held by Apollo Senior Loan Fund(1)	—	25,537	4,359	29,896
Other Investments(1)	—	—	600	600
Investment in Athene Holding(2)	—	—	324,514	324,514
AAA/Athene Receivable(2)	—	—	61,292	61,292
Investments of VIEs, at fair value(4)	176	13,135,564	2,522,913	15,658,653
Total Assets	$176	$13,161,101	$5,057,796	$18,219,073

Liabilities
Liabilities of VIEs, at fair value(4)(5)	$—	$1,793,353	$12,343,021	$14,136,374
Contingent Consideration Obligations(3)	—	—	96,126	96,126
Total Liabilities	$—	$1,793,353	$12,439,147	$14,232,500

(1)	See note 3 for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and other investments.

(2)	See note 12 for further disclosure regarding the investment in Athene Holding and the AAA/Athene Receivable.

(3)	See note 13 for further disclosure regarding contingent consideration obligations.

(4)	See note 4 for further disclosure regarding VIEs.

(5)
As of March 31, 2015, liabilities of VIEs, at fair value includes debt and other liabilities of $14,683.5 million and $13.3 million, respectively. As of December 31, 2014, liabilities of VIEs, at fair value includes debt and other liabilities of $14,123.1 million and $13.3 million, respectively. Other liabilities include contingent obligations classified as Level III.

(6)	All Level I and Level II investments and liabilities were valued using third party pricing.
There were no transfers of financial assets or liabilities between Level I and Level II for the three months ended March 31, 2015 and 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended March 31, 2015
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,144,118	$4,359	$600	$324,514	$61,292	$2,522,913	$5,057,796
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	21,653	21,653
Fees	—	—	—	—	1,942	—	1,942
Purchases	—	1,492	—	—	—	148,168	149,660
Sale of investments/Distributions	—	(648)	—	—	—	(28,911)	(29,559)
Net realized gains	—	4	—	—	—	21,929	21,933
Changes in net unrealized gains (losses)	10,545	(38)	(93)	1,894	—	(21,060)	(8,752)
Cumulative translation adjustment	—	—	—	—	—	(13,109)	(13,109)
Transfer into Level III(2)	—	935	—	—	—	261,144	262,079
Transfer out of Level III(2)	—	(2,516)	—	—	—	(721,034)	(723,550)
Settlement of derivatives/receivable(1)	—	—	—	3,079	(3,079)	—	—
Balance, End of Period	$2,154,663	$3,588	$507	$329,487	$60,155	$2,191,693	$4,740,093
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$10,545	$(38)	$(93)	$1,894	$—	$—	$12,308
Change in net unrealized losses included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	(2,730)	(2,730)

(1)	See note 12 for further disclosure regarding the settlement of the Athene Services Derivative, the AAA Services Derivative and the investment in Athene Holding.

(2)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Athene and AAA Services Derivatives	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	(14,620)	(14,620)
Fees	—	—	—	61,728	—	61,728
Purchases	—	—	871	—	265,063	265,934
Sale of investments/Distributions	—	(6)	(78)	—	(181,435)	(181,519)
Net realized losses	—	—	—	—	(954)	(954)
Changes in net unrealized gains	205,364	28	18,158	14,039	17,535	255,124
Transfer into Level III(1)	—	—	—	—	141,353	141,353
Transfer out of Level III(1)	—	(914)	—	—	(309,028)	(309,942)
Balance, End of Period	$2,147,415	$—	$59,324	$206,476	$1,837,451	$4,250,666
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$205,364	$28	$18,158	$—	$—	$223,550
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	14,491	14,491
Change in net unrealized gains included in Other Income, net related to assets still held at reporting date	—	—	—	14,039	—	14,039

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended March 31,
	2015			2014
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Debt of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,343,021	$96,126	$12,439,147	$9,994,147	$135,511	$10,129,658
Elimination of debt attributable to consolidation of VIEs	16,885	—	16,885	(15,394)	—	(15,394)
Additions	909,905	—	909,905	750,966	—	750,966
Payments	(209,717)	(4,929)	(214,646)	(558,608)	(14,558)	(573,166)
Net realized gains	—	—	—	(357)	—	(357)
Changes in net unrealized losses	61,496	7,797	69,293	5,633	5,520	11,153
Cumulative translation adjustment	(107,778)	—	(107,778)	—	—	—
Transfers into Level III(1)	67,035	—	67,035	316,252	—	316,252
Transfers out of Level III(1)	(50,293)	—	(50,293)	(70,319)	—	(70,319)
Balance, End of Period	$13,030,554	$98,994	$13,129,548	$10,422,320	$126,473	$10,548,793
Change in net unrealized (gains) included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$61,183	$—	$61,183	$4,996	$—	$4,996
Change in net unrealized losses included in Profit Sharing Expense related to liabilities still held at reporting date	—	7,797	7,797	—	5,520	5,520

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized in Level III of the fair value hierarchy as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$2,154,663	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	3,588	Third Party Pricing(2)	N/A	N/A	N/A
Investments in Other	507	Other	N/A	N/A	N/A
Investment in Athene Holding	329,487	Discounted Cash Flow	Discount Rate	15.0%	15.0%
AAA/Athene Receivable	60,155	Discounted Cash Flow	Discount Rate	15.0%	15.0%
Investments of Consolidated VIEs:
Bank Debt Term Loans	946,153	Third Party Pricing(2)	N/A	N/A	N/A
	80,785	Discounted Cash Flow	Discount Rate	7.3% - 8.5%	8.0%
	17,113	Market Comparable Companies	Comparable Multiples	6.8x	6.8x
	6,209	Transaction	Purchase Price	N/A	N/A
Corporate Loans/Bonds/CLO Notes(3)	1,063,222	Third Party Pricing(2)	N/A	N/A	N/A
Equity Securities	2,033	Third Party Pricing(2)	N/A	N/A	N/A
	55,211	Transaction	Purchase Price	N/A	N/A
	20,967	Transaction	Implied Multiple	4.6x	4.6x
Total Investments of Consolidated VIEs	2,191,693
Total Financial Assets	$4,740,093
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$901,563	Discounted Cash Flow	Discount Rate	10.0% - 14.0%	12.1%
			Default Rate	1.0% - 2.0%	1.7%
			Recovery Rate	75.0%	75.0%
Subordinated Notes	144,885	Other	N/A	N/A	N/A
Senior Secured and Subordinated Notes	11,970,832	Third Party Pricing(2)	N/A	N/A	N/A
Contingent Obligation	13,274	Other	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	13,030,554
Contingent Consideration Obligation	98,994	Discounted Cash Flow	Discount Rate	10.0% - 17.5%	14.9%
Total Financial Liabilities	$13,129,548

(1)
The net asset value of the underlying securities held by AAA Investments represents its sole investment in Athene, offset by other net liabilities. The investment in Athene was valued at $2,254.0 million as of March 31, 2015 using the embedded value method based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The unobservable inputs and respective ranges used are the same as noted for the Investment in Athene Holding and the AAA/Athene Receivable in the table above. See note 12 for discussion of the investment in Athene Holding.

(2)	These securities are valued primarily using broker quotes.

(3)
Balance includes investments in an affiliated fund, which primarily invests in corporate loans, bonds, and CLO notes. Balance at March 31, 2015 included investments in an affiliated fund in the amount of $953.2 million, which were valued based on NAV.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$2,144,118	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	4,359	Third Party Pricing(2)	N/A	N/A	N/A
Other Investments	600	Third Party Pricing(2)	N/A	N/A	N/A
Investment in Athene Holding	324,514	Discounted Cash Flow	Discount Rate	15.0%	15.0%
AAA/Athene Receivable	61,292	Discounted Cash Flow	Discount Rate	15.0%	15.0%
Investments of Consolidated VIEs:
Bank Debt Term Loans	1,340,296	Third Party Pricing(2)	N/A	N/A	N/A
	87,314	Discounted Cash Flow	Discount Rate	7.1% - 14.0%	8.4%
Corporate Loans/Bonds/CLO Notes(3)	1,009,873	Third Party Pricing(2)	N/A	N/A	N/A
Equity Securities	930	Third Party Pricing(2)	N/A	N/A	N/A
	4,610	Market Comparable Companies	Comparable Multiples	5.8x	5.8x
	58,923	Transaction	Purchase Price	N/A	N/A
	20,967	Transaction	Implied Multiple	5.2x	5.2x
Total Investments of Consolidated VIEs	2,522,913
Total Financial Assets	$5,057,796
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$908,831	Discounted Cash Flow	Discount Rate	10.0% - 12.5%	11.5%
			Default Rate	1.0% - 2.0%	1.7%
			Recovery Rate	75.0%	75.0%
Subordinated Notes	106,090	Other	N/A	N/A	N/A
Senior Secured Notes	9,283,534	Third Party Pricing(2)	N/A	N/A	N/A
Senior Secured and Subordinated Notes	2,031,292	Discounted Cash Flow	Discount Rate	1.6% - 1.8%	1.7%
			Default Rate	2.0%	2.0%
			Recovery Rate	15.0% - 75.0%	69.0%
Contingent Obligation	13,274	Other	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	12,343,021
Contingent Consideration Obligation	96,126	Discounted Cash Flow	Discount Rate	11.0% - 18.5%	15.7%
Total Financial Liabilities	$12,439,147

(1)
The net asset value of the underlying securities held by AAA Investments represents its sole investment in Athene, offset by other net liabilities. The investment in Athene was valued at $2,244.2 million as of December 31, 2014 using the embedded value method based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The unobservable inputs and respective ranges used are the same as noted for the Investment in Athene Holding and the AAA/Athene Receivable in the table above. See note 12 for discussion of the investment in Athene Holding.

(2)	These securities are valued primarily using broker quotes.

(3)
Balance includes investments in an affiliated fund, which primarily invests in corporate loans, bonds, and CLO notes. Balance at December 31, 2014 includes investments in an affiliated fund in the amount of $865.9 million, which were valued based on NAV.

Investment in Athene Holding and AAA/Athene Receivable
As of March 31, 2015, the significant unobservable input used in the fair value measurement of the investment in Athene Holding is the discount rate applied in the valuation model. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the expected required rate of return based on the risk profile of similar cash flows.

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

6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of March 31, 2015	As of December 31, 2014
Private Equity	$685,809	$672,119
Credit	197,781	226,430
Real Estate	12,591	13,117
Total carried interest receivable	$896,181	$911,666

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the carried interest receivable balance for the three months ended March 31, 2015:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2015	$672,119	$226,430	$13,117	$911,666
Change in fair value of funds(1)	59,132	31,507	1,505	92,144
Fund distributions to the Company	(45,442)	(60,156)	(2,031)	(107,629)
Carried interest receivable, March 31, 2015	$685,809	$197,781	$12,591	$896,181

(1)
Included in unrealized carried interest income (loss) from affiliates for the three months ended March 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, ACLF and certain SIAs within the credit segment of $4.2 million, $4.4 million and $27.0 million, respectively. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations with respect to Fund V, ACLF and certain SIAs within the credit segment was $28.0 million, $10.6 million and $30.7 million, respectively, as of March 31, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

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

7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of March 31, 2015	As of December 31, 2014
Private Equity	$263,370	$240,595
Credit	191,261	186,307
Real Estate	8,779	7,950
Total profit sharing payable	$463,410	$434,852
The table below provides a roll-forward of the profit sharing payable balance for the three months ended March 31, 2015:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2015	$240,595	$186,307	$7,950	$434,852
Profit sharing expense (1)	30,722	19,183	1,816	51,721
Payments/other	(7,947)	(14,229)	(987)	(23,163)
Profit sharing payable, March 31, 2015	$263,370	$191,261	$8,779	$463,410

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
The Company’s provision for income taxes totaled $5.5 million and $32.5 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate was approximately 2.7% and 6.6% for the three months ended March 31, 2015 and 2014, respectively.

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
The Company's primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2015, the Company's U.S. federal, state, local and foreign income tax returns for the years 2011 through 2014 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of Apollo Global Management, LLC and various subsidiaries for tax years 2010 to 2012. The City of New York is examining certain subsidiaries' tax returns for tax years 2011 and 2012, and the City of Los Angeles is examining certain subsidiaries' tax returns for the year 2011 to 2013.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recognized an additional step-up in tax basis of intangibles as a result of subsequent exchanges of AOG Units for Class A shares in 2014. As a result of these exchanges of AOG Units for Class A shares, there were increases in the deferred tax asset established from the 2007 Reorganization which was recorded in deferred tax assets in the condensed consolidated statements of financial condition for the expected tax benefit associated with these increases. A related tax receivable agreement liability was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the "tax receivable agreement") (see note 12). The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over the same period.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of March 31, 2015		As of December 31, 2014
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.37%	$500,000	1.36%
2024 Senior Notes(1)	499,083	4.00	499,058	4.00
2014 AMI Term Facility I(2)	14,375	2.24	16,204	2.34
2014 AMI Term Facility II(3)	16,635	1.93	18,752	1.93
Total Debt	$1,030,093		$1,034,014

(1)	Includes impact of any amortization of note discount.

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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of March 31, 2015 was 1.37% and the commitment fee as of March 31, 2015 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $1.9 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.
The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is approximately $501.3 million based on obtained broker quotes as of March 31, 2015. The $500.0 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at March 31, 2015 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities. The Company has determined that the long-term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.
The 2013 AMH Credit Facilities are guaranteed and collateralized by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P.,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo Principal Holdings IX L.P., Apollo Principal Holdings X L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of March 31, 2015 and December 31, 2014, the Revolver Facility was undrawn.

2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the "2024 Senior Notes"), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $5.0 million for the three months ended March 31, 2015.

The Company capitalized debt issuance costs of $5.5 million incurred in connection with the issuance of the 2024 Senior Notes, which was recorded in other assets in the condensed consolidated statements of financial condition as of March 31, 2015, to be amortized over the term of the notes. Debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.1 million for the three months ended March 31, 2015.

The 2024 Senior Notes are guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indenture governing the 2024 Senior Notes (the "2024 Senior Notes Indenture"). The 2024 Senior Notes Indenture includes covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2024 Senior Notes Indenture also provides for customary events of default.

The estimated fair value of the Company's long-term debt obligation related to the 2024 Senior Notes is approximately $512.6 million based on obtained broker quotes as of March 31, 2015. The face amount of $500.0 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes. The Company has determined that the long-term debt obligation related to the 2024 Senior Notes would be categorized as a Level II liability in the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.

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
The table below presents basic and diluted net income per Class A share using the two-class method for the three months ended March 31, 2015 and 2014:

	Basic and Diluted
	For the Three Months Ended March 31,
	2015		2014
Numerator:
Net income attributable to Apollo Global Management, LLC	$30,927		$72,169
Distributions declared on Class A shares	(144,394)	(1)	(160,867)	(2)
Distributions on participating securities(5)	(15,264)		(25,477)
Earnings allocable to participating securities	—	(3)	—	(3)
Undistributed loss attributable to Class A shareholders: Basic and Diluted	(128,731)		(114,175)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	165,968,620		147,776,519
Net Income per Class A share: Basic and Diluted
Distributed Income	$0.87		$1.09
Undistributed Loss	(0.78)		(0.77)
Net Income per Class A Share: Basic and Diluted(4)	$0.09		$0.32

(1)	The Company declared an $0.86 distribution on Class A shares on February 5, 2015.

(2)	The Company declared a $1.08 distribution on Class A shares on February 7, 2014.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)
For the three months ended March 31, 2015 and 2014, the Company had an undistributed loss attributable to Class A shareholders and none of the classes of securities resulted in dilution. For the three months ended March 31, 2015 and 2014, AOG Units, restricted share units ("RSUs"), share options and participating securities were anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.

(5)	Participating securities consist of vested and unvested RSUs that have rights to distribution equivalents.
On October 24, 2007, the Company commenced the granting of RSUs that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants." For the three months ended March 31, 2015 and 2014, the weighted average vested RSUs were 14.7 million and 21.4 million, respectively. For the three months ended March 31, 2015 and 2014, the weighted average unvested RSUs that participated in distributions were 5.0 million and 3.5 million, respectively.
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
In addition, certain share options were granted to employees under the Company's 2007 Omnibus Equity Incentive Plan. For the three months ended March 31, 2015 and 2014, weighted average unexercised options were 0.2 million and 1.5 million, respectively.

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
If all of the outstanding AOG Units were exchanged for Class A shares, the result would be an additional 222,455,477 and 228,954,598 Class A shares added to the basic earnings per share calculations for the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, the weighted average AOG Units outstanding were 222.5 million and 229.0 million, respectively.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. ("BRH"). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 64.4% and 68.8% of the total voting power of the Company's shares entitled to vote as of March 31, 2015 and 2014, respectively.
The table below presents transactions in Class A shares during the three months ended March 31, 2015 and each quarter during the year ended December 31, 2014, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)		Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2014	Issuance	2,672		39.0%	39.4%	61.0%	60.6%
Quarter Ended June 30, 2014	Issuance/Exchange	7,344	(1)	39.4%	41.2%	60.6%	58.8%
Quarter Ended September 30, 2014	Issuance	3,660		41.2%	41.8%	58.8%	58.2%
Quarter Ended December 31, 2014	Issuance/Exchange	3,090	(1)	41.8%	42.3%	58.2%	57.7%
Quarter Ended March 31, 2015	Issuance/Exchange	4,866	(1)	42.3%	43.0%	57.7%	57.0%

(1)    In May 2014, October 2014 and February 2015, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 6.2 million, 0.1 million and 0.2 million Class A shares, respectively, were issued by the Company in the exchanges.

11. EQUITY-BASED COMPENSATION
RSUs
On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the fair value is based on grant date fair value, and is discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the fair value is discounted primarily for transfer restrictions and in certain cases timing of distributions. For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 29.2% and 35.2% for the three months ended March 31, 2015 and 2014, respectively. Additionally, for Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

weighted average of 4.8% and 5.0% for the three months ended March 31, 2015 and 2014, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.3% and 3.0% for the three months ended March 31, 2015 and 2014, respectively. The estimated total fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is annual vesting over three years. The fair value of grants made during the three months ended March 31, 2015 and 2014 is $0.4 million and $33.0 million, respectively. The actual forfeiture rate was 0.1% and 8.0% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, $17.4 million and $30.6 million of compensation expense was recognized, respectively.
In addition, during 2014, the Company entered into an agreement with an executive officer providing for the grant of RSUs when certain metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when certain metrics are met or deemed probable. Accordingly, for the three months ended March 31, 2015 and 2014, no equity-based compensation expense was recognized relating to these RSUs.
The following table summarizes RSU activity for the three months ended March 31, 2015:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2015	10,717,635	$18.11	17,354,242	28,071,877
Granted	22,078	16.75	—	22,078
Forfeited	(15,983)	20.59	—	(15,983)
Delivered	—	14.47	(4,640,825)	(4,640,825)
Vested	(1,042,072)	17.87	1,042,072	—
Balance at March 31, 2015	9,681,658	$18.13	13,755,489	23,437,147	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.
Units Expected to Vest—As of March 31, 2015, approximately 9,100,000 RSUs were expected to vest over the next 3.5 years.
Share Options
The Company has granted options under the 2007 Omnibus Equity Incentive Plan. For the three months ended March 31, 2015 and 2014, $0.0 million and $28.1 million of compensation expense was recognized as a result of these grants, respectively. In connection with the departure of an employee from the Company, such employee vested in 1,250,000 share options that were previously granted to him and forfeited 1,250,000 share options that were previously granted to him. As a result of the additional vesting, the Company recorded an incremental compensation expense of $28.1 million related to the relevant option award agreement for the three months ended March 31, 2014.
There were no share options granted during the three months ended March 31, 2015 or 2014. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at March 31, 2015 was $0.4 million and is expected to be recognized over a weighted average period of 3.3 years.
Delivery of Class A Shares - RSUs and Share Options
During the three months ended March 31, 2015, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the three months ended March

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

31, 2015 and 2014, the Company delivered 4,640,825 and 2,671,869 Class A shares in settlement of vested RSUs and exercised share options, respectively, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 43.0% from 42.3%. The gross value of the settlement of these shares was $110.7 million and $87.3 million, respectively, based on Apollo's share price at the time of the delivery.
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
The AHL Awards granted to employees of Athene Asset Management, L.P. ("Athene Asset Management"), a consolidated subsidiary of Apollo, are accounted for as a prepaid compensation asset within other assets and deferred revenue in the condensed consolidated statements of financial condition. From the date of grant, the deferred revenue is recognized as management fees and the prepaid compensation asset is recognized as compensation expense over the vesting period. The fair value of the awards to employees is based on the grant date fair value, which utilizes the share price of Athene Holding, less discounts for transfer restrictions. Shares granted as part of the AHL Awards were valued using a multiple-scenario model, which considers the price volatility of the underlying stock price of Athene Holding, time to expiration and the risk-free rate. The awards granted are recognized as liability awards remeasured each period to reflect the fair value of the prepaid compensation asset and deferred revenue. Any changes in fair value are recorded in management fees and equity-based compensation expense in the condensed consolidated statements of operations. There were no material grants of AHL Awards during the three months ended March 31, 2015.
For the three months ended March 31, 2015 and 2014, $1.7 million and $0.0 million of management fees and equity-based compensation expense was recognized in the condensed consolidated statements of operations related to AHL Awards granted to employees of Athene Asset Management.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$17,035	—%	$—	$17,035
AHL Awards	1,721	57.0	981	740
Other equity-based compensation awards	1,347	57.0	767	580
Total Equity-Based Compensation	$20,103		1,748	18,355
Less other equity-based compensation awards (2)			(1,748)	(972)
Capital Increase Related to Equity-Based Compensation			$—	$17,383

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$58,199	—%	$—	$58,199
Other equity-based compensation awards	779	60.6	473	306
Total Equity-Based Compensation	$58,978		473	58,505
Less other equity-based compensation awards(2)			(473)	178
Capital Increase Related to Equity-Based Compensation			$—	$58,683

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

12. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.
Due from affiliates and due to affiliates are comprised of the following:

	As of March 31, 2015	As of December 31, 2014
Due from Affiliates:
Due from private equity funds	$33,442	$30,091
Due from portfolio companies	23,222	41,844
Due from credit funds(1)	183,080	174,165
Due from Contributing Partners, employees and former employees	15,186	1,721
Due from real estate funds	22,978	20,162
Other	33	32
Total Due from Affiliates	$277,941	$268,015
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$509,149	$509,149
Due to private equity funds	5,809	1,158
Due to credit funds	36,462	5,343
Distributions payable to employees	8,313	49,503
Total Due to Affiliates	$559,733	$565,153

(1)	As of March 31, 2015 and December 31, 2014, includes unsettled monitoring fee receivable and management fee receivable from AAA and Athene as discussed in "Athene" below.
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
Due from Contributing Partners, Employees and Former Employees
As of March 31, 2015 and December 31, 2014, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables. In addition, as of March 31, 2015, the balance included an employee loan receivable of $10.0 million. The outstanding principal amount of the loan as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the loan or at the date of the employee's resignation from the Company.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2014 and 2015 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5		176.1	10.2
September 11, 2014	—	September 11, 2014	—	12.4	(1)	12.4	—
October 30, 2014	0.73	November 21, 2014	119.0	162.6		281.6	15.5
December 15, 2014	—	December 15, 2014	—	25.2	(1)	25.2	—
For the year ended December 31, 2014	$3.11		$483.5	$816.4		$1,299.9	$72.1
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
For the three months ended March 31, 2015	$0.86		$144.4	$191.3		$335.7	$15.3

(1)
On April 3, 2014, June 16, 2014, September 11, 2014 and December 15, 2014, the Company made distributions of $0.22, $0.13, $0.06 and $0.11 per AOG Unit, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group.

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $1.8 million as of March 31, 2015. There was no indemnification liability recorded as of December 31, 2014.
Due to Private Equity Funds
Based upon a hypothetical liquidation of Fund V, as of March 31, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to this fund. As such, there was a general partner obligation to return previously distributed carried interest income of $4.2 million accrued as of March 31, 2015. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of ACLF and certain SIAs within the credit segment, as of March 31, 2015 and December 31, 2014, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF and certain SIAs within the credit segment of $4.4 million and $27.0 million accrued as of March 31, 2015, respectively. As of December 31, 2014, there was a general partner obligation to return previously distributed carried interest income with respect to certain of our credit funds of $3.4 million. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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
Under a transaction advisory services agreement with Athene (the "Athene Services Agreement"), effective February 5, 2013 through December 31, 2014, Apollo earned a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012 (the "Excluded Athene Shares"). The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusted the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the "Athene Services Derivative"). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended). Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. For the three months ended March 31, 2014, Apollo earned $58.7 million related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, Apollo had a $60.2 million and $58.2 million receivable, respectively, recorded in due from affiliates on the condensed consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the "AAA Services Agreement"), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the "Amended AAA Services Agreement"). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments agreed to continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee terminated on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the “AAA Services Derivative”). In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act). Unsettled management fees pursuant to the Amended AAA Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. There were no management fees receivable as of March 31, 2015 as AAA Investments' obligation to pay the existing management fee terminated on December 31, 2014. As of December 31, 2014, Apollo had a $3.1 million receivable, respectively, recorded in due from affiliates related to this management fee on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the three months ended March 31, 2015 and 2014 were $0.8 million and $0.4 million, respectively, which is recorded in management fees from affiliates in the condensed consolidated statements of operations.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the condensed consolidated statements of operations. For the three months ended March 31, 2014, there were $14.0 million of changes in market value recognized related to these derivatives.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three months ended March 31, 2015 and 2014, the Company recorded carried interest income less the related profit sharing expense of $0.0 million and $14.6 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the Company had a $122.6 million and a $121.5 million carried interest receivable, respectively, related to AAA Investments. As of March 31, 2015 and December 31, 2014, the Company had a related profit sharing payable of $36.0 million and $34.9 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

For the three months ended March 31, 2015 and 2014, Apollo earned revenues in the aggregate totaling $94.5 million and $154.6 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26. In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26. The Athene Private Placement offering was concluded in the first quarter of 2015 with a final closing of $60 million of additional capital commitments from affiliates of Athene. The Investment Partnership did not purchase any additional common shares of Athene Holding as part of the Athene Private Placement.
As of March 31, 2015 and December 31, 2014, the Company, through its consolidation of AAA, had an approximate 47.0% and 47.7% economic ownership interest in Athene through its investment in AAA Investments, respectively (calculated as if the commitments on the Athene Private Placement closed through March 31, 2015 and December 31, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, or (ii) common shares to be issued under the Amended Athene Services Agreement subsequent to March 31, 2015 and December 31, 2014 or (iii) the common shares to be issued under the Amended AAA Services Agreement subsequent to December 31, 2014 respectively).
The Company had an approximate 8.1% economic ownership interest in Athene Holding as of March 31, 2015, which comprises Apollo’s direct ownership of 6.9% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the Company’s approximate 2.4% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 47.0% economic ownership interest in Athene as of March 31, 2015. The remaining ownership interest in AAA is recognized in the Company’s condensed consolidated statements of operations as non-controlling interest in consolidated entities.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2015. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
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
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2015	2014
AAA(1)	$(9,899)	$(199,269)
Interest in management companies and a co-investment vehicle(2)	(2,882)	(3,585)
Other consolidated entities	(14,681)	(4,698)
Net income attributable to Non-Controlling Interests in consolidated entities	(27,462)	(207,552)
Net income attributable to Appropriated Partners’ Capital(3)	(92,164)	(24,823)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(48,012)	(155,100)
Net Income attributable to Non-Controlling Interests	$(167,638)	$(387,475)
Net income attributable to Appropriated Partners’ Capital(4)	92,164	24,823
Other comprehensive loss attributable to Non-Controlling Interests	7,582	—
Comprehensive Income Attributable to Non-Controlling Interests	$(67,892)	$(362,652)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA, which was approximately 97.6% and 97.5% as of March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, Apollo owned approximately 2.4% and 2.5% of AAA, respectively.

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

13. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitments to certain funds managed by the Company. As of March 31, 2015, the maximum exposure relating to these financial guarantees approximated $0.2 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of March 31, 2015, and December 31, 2014 of $665.8 million and $646.6 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo's affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments.
In addition, as of March 31, 2015, Apollo had an unfunded loan commitment of $15.0 million related to an employee's commitment to purchase common shares of Athene Holding.
Apollo, through its subsidiary Apollo MidCap Holdings (Cayman), L.P., has entered into a subscription agreement providing for an aggregate commitment of $50.0 million to subscribe for (i) Class A Variable Funding Subordinated Notes due 2114 (“Class A Notes”) of MidCap, an Irish company that includes the existing operations and assets of MidCap Financial LLC, a specialty finance company that originates commercial lending opportunities, and (ii) ordinary shares of MidCap’s holding company (“Ordinary Shares”). The subscription agreement has a commitment period of three years (subject to extension under certain circumstances), and $8.0 million of the commitment was drawn on February 3, 2015. Pursuant to an

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

investment management agreement, Apollo, through its subsidiary Apollo Capital Management, L.P., is acting as the investment manager of MidCap’s credit business. Certain third parties have also entered into subscription agreements for Class A Notes and Ordinary Shares.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2015, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company's debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014. On November 13, 2014, plaintiffs and the remaining defendants filed a Joint Status Report Regarding Discovery stating that no discovery had taken place since plaintiffs filed their interlocutory-review motion. On March 26, 2015, the court denied plaintiffs’ motion for interlocutory review. On April 30, 2015, plaintiffs and the remaining defendants filed a joint report under Federal Rule of Civil Procedure 26(f) that, among other things, requested that the Court extend the deadlines in its standing order for (i) plaintiffs to file an amended complaint until May 29, 2015; (ii) the close of fact discovery until January 15, 2016; and (iii) full briefing of class certification until June 1, 2016.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobas passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos's death, it is expected that the criminal case will be dismissed. For these reasons, no estimate of possible loss, if any, can be made at this time.

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the first lien notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints.  On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint.  On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”).  On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal.  On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend.  On April 13, 2015, the Defendants filed their Counter-

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. We are unable at this time to assess a potential risk of loss because the First Lien Trustee has not yet indicated whether it will appeal the Bankruptcy Court’s decision on the First Lien Trustee’s most recent motion to amend.  In addition, we do not believe that AGM is a proper defendant in these actions.

On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against AGM and Apollo Management Holdings, (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC (the "Bank Defendants"). The complaint alleges that AGM and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition of Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants and Bank Defendants filed motions to dismiss the complaint on October 15, 2014. Rather than respond to the motions, plaintiffs filed an Amended Complaint on November 5, 2014. The Apollo Defendants and Bank Defendants filed motions to dismiss the Amended Complaint on December 23, 2014. Plaintiffs filed a motion for leave to conduct jurisdictional discovery on February 2, 2015.  On April 9, 2015, the Court issued an order granting plaintiffs’ motion for leave to conduct limited jurisdictional discovery. Pursuant to the parties’ stipulation approved by the Court, Plaintiffs must file their opposition to Defendants’ motion to dismiss the Amended Complaint on or before 30 days following the close of jurisdictional discovery.  Because the claims against the Apollo Defendants are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc.’s (“CEOC”) restructuring efforts.  Apollo is not a defendant in these matters.

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bk.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bk.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 15, 2015, CEOC and certain of its affiliates filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all CEOC bankruptcy proceedings should take place in the Illinois Bankruptcy Action. On March 11, 2015, CEOC filed an adversary complaint in the Illinois Bankruptcy Action to stay, pending resolution of the bankruptcy, the Trustee, MeehanCombs, Danner, and BOKF Actions described below. The court has scheduled an evidentiary hearing on CEOC’s stay request for June 1, 2015.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”).  On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment’s subsidiary, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (an Apollo consultant), in the Delaware Chancery Court.  WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions among CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. WSFS served a subpoena for documents on Apollo on September 11, 2014, but Apollo’s response was stayed during the pendency of motions to dismiss under a September 23, 2014 stipulated order. On March 18, 2015, the Court denied Defendants’ motion to dismiss. Apollo served responses and objections to the Trustee’s subpoena on March 25, 2015. Caesars Entertainment answered the complaint on April 1, 2015.

•
Caesars Entertainment Operating Co., et al. v. Appaloosa Investment Ltd. P’ship et al., No. 652392/2014 (N.Y. Sup. Ct.) (the “Caesars Action”). On August 5, 2014, Caesars Entertainment Corporation and CEOC sued certain CEOC second-lien noteholders and CEOC first-lien noteholder Elliott Management Corporation (“EMC”). On September 15, 2014, an amended complaint was filed adding WSFS as a defendant. The amended complaint asserts claims for (among other things)

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

tortious interference with prospective economic advantage, a declaratory judgment that certain transactions related to CEOC’s restructuring are valid and appropriate and that there has not been a default under the indentures governing the notes. On October 15, 2014, defendants moved to dismiss the complaint, and the motion was fully briefed on December 1, 2014. On January 15, 2015, Caesars Entertainment and CEOC agreed to voluntarily dismiss their claims against EMC without prejudice, and EMC agreed to withdraw its motion to dismiss without prejudice. The remaining parties in the Caesars Action and the parties in the Trustee action described below have agreed to stay discovery pending decision on the respective motions to dismiss.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a Trust Indenture Act claim by Meehancombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging similar claims to the Meehancombs Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered on February 25, 2015.

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

•
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the Southern District of New York. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

assigned to the same judge as the Meehancombs and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint.

•
Apollo believes that the claims in the Trustee Action, the UMB Action, the Meehancombs Action, the Danner Action, the Koskie Action, and the BOKF Action are without merit. For this reason, and because the claims are in their early stages, and because of pending bankruptcy proceedings involving CEOC, no reasonable estimate of possible loss, if any, can be made at this time.

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

On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplated that discovery would commence in the fall of 2014 and would be substantially completed by May 2015. On January 13, 2015, the court entered a revised scheduling order that contemplated that fact discovery would be completed by March 13, 2015, expert discovery would be completed by June 15, 2015, and a pretrial conference would occur on June 29, 2015. Thereafter, the scheduling order contemplates dispositive motion practice, and a trial on the merits of the Appraisal Petitioners’ claims. Although Apollo cannot predict the ultimate outcome of the above actions, Apollo believes that such actions are without merit.
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
As of March 31, 2015, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
Aggregate minimum future payments	$28,525	$37,381	$35,384	$30,983	$30,593	$24,163	$187,029
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.5 million and $10.6 million for the three months ended March 31, 2015 and 2014, respectively.
Other Long-term Obligations—These obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2015, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
Other long-term obligations	$10,075	$5,588	$4,783	$4,658	$2,329	$—	$27,433

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2015 and that would be reversed approximates $2.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. As of March 31, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income related to Fund V, ACLF and certain SIAs within the credit segment of $4.2 million, $4.4 million and $27.0 million, respectively.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2015, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $87.3 million and $84.5 million as of March 31, 2015 and December 31, 2014, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $11.7 million and $11.6 million as of March 31, 2015 and December 31, 2014, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
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
The Company is subject to a concentration risk related to the investors in its funds. As of March 31, 2015, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At March 31, 2015 and December 31, 2014, $531.0 million and $535.0 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

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
The tables below present the financial data for Apollo’s reportable segments further separated between the management business and incentive business as of March 31, 2015 and 2014, and for the three months ended March 31, 2015 and 2014, respectively, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income and profit sharing expense.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

During the first quarter of 2015 the Company renamed Economic Net Income to Economic Income (“EI”). Additionally, the definition of EI was changed to exclude transaction-related charges related to contingent consideration associated with acquisitions. The impact of this change on EI is reflected in the table below for Apollo’s three reportable segments for the three months ended March 31, 2014 as well as for the years ended December 31, 2014, 2013 and 2012. The exclusion of transaction-related charges relating to contingent consideration associated with acquisitions only impacted the credit segment.

	Impact of Revised Definition on Economic Income (Loss)
	Total EI as Previously Reported	Impact of Revised Definition		Total EI After Revised Definition
For the Three Months Ended March 31, 2014	$269,251	$5,521		$274,772
For the Year Ended December 31, 2014	755,546	(495)	(1)	755,051
For the Year Ended December 31, 2013	2,127,651	61,449		2,189,100
For the Year Ended December 31, 2012	1,634,445	25,787		1,660,232
(1)     For the year ended December 31, 2014 $1.6 million and ($2.1) million of the impact related to the management business and incentive business, respectively. For all other periods presented, the impact to the management business was zero.

Also during the first quarter of 2015, interest expense, net of interest income ("net interest expense") was reallocated from the management business to the incentive business to align with the earnings from our Balance Sheet investments which are principally funded by our outstanding debt. The impact of this reallocation on management business EI and incentive business EI is reflected in the tables below for Apollo’s three reportable segments for the three months ended March 31, 2014.

	Impact of Net Interest Expense Reclassification on Management Business Economic Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Combined Segments
For the Three Months Ended March 31, 2014	$1,124	$571	$289	$1,984

	Impact of Net Interest Expense Reclassification on Incentive Business Economic Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Combined Segments
For the Three Months Ended March 31, 2014	$(1,124)	$(571)	$(289)	$(1,984)
As it relates to the reclassification described above, the impact to the combined segments total Economic Income (Loss) for all periods presented was zero.
These changes have been made to prior period financial data reportable segments to conform to the current period presentation.
Economic Income (Loss)
EI is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management believes the components of EI, such as the amount of management fees, advisory and transaction fees and carried interest income, are indicative of the Company’s performance. Management also uses EI in making key operating decisions such as the following:

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
EI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.
The following table presents financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2015:

	As of and for the Three Months Ended March 31, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$3,841	$5,352	$350	$9,543
Management fees from affiliates	74,597	139,452	10,664	224,713
Carried interest income from affiliates	54,926	11,276	2,391	68,593
Total Revenues	133,364	156,080	13,405	302,849
Expenses	78,840	101,772	15,537	196,149
Other income (loss)	4,555	(6,314)	(26)	(1,785)
Non-Controlling Interests	—	(2,846)	—	(2,846)
Economic Income (Loss)	$59,079	$45,148	$(2,158)	$102,069
Total Assets	$1,680,903	$2,071,345	$216,067	$3,968,315

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended March 31, 2015:

	As of and for the Three Months Ended March 31, 2015
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$302,849		$(26,031)	(1)	$276,818
Expenses	196,149		28,264	(2)	224,413
Other income (loss)	(1,785)		153,459	(3)	151,674
Non-Controlling Interests	(2,846)		(164,792)		(167,638)
Economic Income	$102,069	(5)	N/A		N/A
Total Assets	$3,968,315		$19,679,486	(6)	$23,647,801

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and transaction-related charges. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(3)	Results from the following:

For the Three Months Ended March 31, 2015
Net gains from investment activities	$10,925
Net gains from investment activities of consolidated variable interest entities	134,703
Loss from equity method investments(4)	(116)
Other income, net	7,947
Total Consolidation Adjustments	$153,459

(4)	Includes $40 thousand reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended March 31, 2015
Economic Income	$102,069
Income tax provision	(5,514)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(48,012)
Transaction-related charges and equity-based compensation(7)	(17,616)
Net Income Attributable to Apollo Global Management, LLC	$30,927

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2015:

	For the Three Months Ended March 31, 2015
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$3,841	$—	$3,841	$5,352	$—	$5,352
Management fees from affiliates	74,597	—	74,597	139,452	—	139,452
Carried interest income from affiliates:
Unrealized losses(1)	—	(21,109)	(21,109)	—	(45,770)	(45,770)
Realized gains	—	76,035	76,035	10,774	46,272	57,046
Total Revenues	78,438	54,926	133,364	155,578	502	156,080
Compensation and benefits(2)	34,856	28,799	63,655	59,435	10,217	69,652
Other expenses	15,185	—	15,185	32,120	—	32,120
Total Expenses	50,041	28,799	78,840	91,555	10,217	101,772
Other Income (Loss)	1,459	3,096	4,555	2,804	(9,118)	(6,314)
Non-Controlling Interests	—	—	—	(2,846)	—	(2,846)
Economic Income (Loss)	$29,856	$29,223	$59,079	$63,981	$(18,833)	$45,148

(1)
Included in unrealized carried interest income (loss) from affiliates for the three months ended March 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, ACLF and certain SIAs within the credit segment of $4.2 million, $4.4 million and $27.0 million, respectively. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations with respect to Fund V, ACLF and certain SIAs within the credit segment was $28.0 million, $10.6 million and $30.7 million, respectively, as of March 31, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

(2)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2015
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$350	$—	$350
Management fees from affiliates	10,664	—	10,664
Carried interest income from affiliates:
Unrealized losses	—	(26)	(26)
Realized gains	—	2,417	2,417
Total Revenues	11,014	2,391	13,405
Compensation and benefits(1)	9,092	1,816	10,908
Other expenses	4,629	—	4,629
Total Expenses	13,721	1,816	15,537
Other Income (Loss)	429	(455)	(26)
Economic Income (Loss)	$(2,278)	$120	$(2,158)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2014:

	As of and for the Three Months Ended March 31, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$37,636	$77,480	$949	$116,065
Management fees from affiliates	79,421	131,629	12,780	223,830
Carried interest income (loss) from affiliates	103,251	66,352	(344)	169,259
Total Revenues	220,308	275,461	13,385	509,154
Expenses	130,231	146,794	17,781	294,806
Other Income	20,840	41,977	863	63,680
Non-Controlling Interests	—	(3,256)	—	(3,256)
Economic Income (Loss)	$110,917	$167,388	$(3,533)	$274,772
Total Assets	$2,719,888	$2,075,860	$187,958	$4,983,706

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the three months ended March 31, 2014:

	As of and for the Three Months Ended March 31, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$509,154		$(17,754)	(1)	$491,400
Expenses	294,806		19,313	(2)	314,119
Other income	63,680		251,232	(3)	314,912
Non-Controlling Interests	(3,256)		(384,219)		(387,475)
Economic Income	$274,772	(5)	N/A		N/A
Total Assets	$4,983,706		$17,928,676	(6)	$22,912,382

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

(2)
Represents the addition of expenses of consolidated funds and the consolidated VIEs and transaction-related charges. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(3)	Results from the following:

For the Three Months Ended March 31, 2014
Net gains from investment activities	$205,395
Net gains from investment activities of consolidated variable interest entities	47,735
Loss from equity method investments(4)	(5,386)
Other income, net	3,488
Total Consolidation Adjustments	$251,232

(4)	Includes $328 reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended March 31, 2014
Economic Income	$274,772
Income tax provision	(32,549)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(155,100)
Transaction-related charges and equity-based compensation(7)	(14,954)
Net Income Attributable to Apollo Global Management, LLC	$72,169

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended March 31, 2014:

	For the Three Months Ended March 31, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$37,636	$—	$37,636	$77,480	$—	$77,480
Management fees from affiliates	79,421	—	79,421	131,629	—	131,629
Carried interest income from affiliates:
Unrealized losses	—	(293,589)	(293,589)	—	(7,898)	(7,898)
Realized gains	—	396,840	396,840	8,464	65,786	74,250
Total Revenues	117,057	103,251	220,308	217,573	57,888	275,461
Compensation and benefits(1)	46,718	66,095	112,813	78,995	32,945	111,940
Other expenses	17,418	—	17,418	34,854	—	34,854
Total Expenses	64,136	66,095	130,231	113,849	32,945	146,794
Other Income	1,565	19,275	20,840	3,345	38,632	41,977
Non-Controlling Interests	—	—	—	(3,256)	—	(3,256)
Economic Income	$54,486	$56,431	$110,917	$103,813	$63,575	$167,388

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

	For the Three Months Ended March 31, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$949	$—	$949
Management fees from affiliates	12,780	—	12,780
Carried interest loss from affiliates:
Unrealized losses	—	(344)	(344)
Realized gains	—	—	—
Total Revenues	13,729	(344)	13,385
Compensation and benefits(1)	12,955	(602)	12,353
Other expenses	5,428	—	5,428
Total Expenses	18,383	(602)	17,781
Other Income	405	458	863
Economic Income (Loss)	$(4,249)	$716	$(3,533)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

16. SUBSEQUENT EVENTS

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

On April 10, 2015, the Company issued 531,420 Class A shares, respectively, in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 43.0% to 43.1%.
On May 7, 2015 the Company declared a cash distribution of $0.33 per Class A share, which will be paid on May 29, 2015 to holders of record on May 20, 2015.
On May 8, 2015, the Company issued 1,735,501 Class A shares in exchange for AOG Units. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 43.1% to 43.6%.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	March 31, 2015
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$929,016	$—	$—	$929,016
Cash and cash equivalents held at consolidated funds	—	840	—	840
Restricted cash	6,247	—	—	6,247
Investments	925,514	2,186,262	(159,561)	2,952,215
Assets of consolidated variable interest entities
Cash and cash equivalents	—	671,067	—	671,067
Investments, at fair value	—	16,360,629	(288)	16,360,341
Other assets	—	715,424	(692)	714,732
Carried interest receivable	946,122	—	(49,941)	896,181
Due from affiliates	287,196	—	(9,255)	277,941
Fixed assets, net	36,074	—	—	36,074
Deferred tax assets	590,239	—	—	590,239
Other assets	107,383	4,796	(186)	111,993
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	51,672	—	—	51,672
Total Assets	$3,968,315	$19,939,018	$(259,532)	$23,647,801
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$48,536	$494	$—	$49,030
Accrued compensation and benefits	53,923	—	—	53,923
Deferred revenue	220,665	—	—	220,665
Due to affiliates	559,134	599	—	559,733
Profit sharing payable	463,410	—	—	463,410
Debt	1,030,093	—	—	1,030,093
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	14,730,952	(47,417)	14,683,535
Other liabilities	—	744,899	(186)	744,713
Due to affiliates	—	59,888	(59,888)	—
Other liabilities	38,059	5,867	—	43,926
Total Liabilities	2,413,820	15,542,699	(107,491)	17,849,028

Shareholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,118,160	—	(3,413)	2,114,747
Accumulated deficit	(1,403,142)	2,186,153	(2,152,745)	(1,369,734)
Appropriated partners' capital	—	954,480	(39,608)	914,872
Accumulated other comprehensive income (loss)	39,642	(2,660)	(39,920)	(2,938)
Total Apollo Global Management, LLC shareholders' equity	754,660	3,137,973	(2,235,686)	1,656,947
Non-Controlling Interests in consolidated entities	9,299	1,258,346	2,083,645	3,351,290
Non-Controlling Interests in Apollo Operating Group	790,536	—	—	790,536
Total Shareholders' Equity	1,554,495	4,396,319	(152,041)	5,798,773
Total Liabilities and Shareholders' Equity	$3,968,315	$19,939,018	$(259,532)	$23,647,801

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2014
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,204,052	$—	$—	$1,204,052
Cash and cash equivalents held at consolidated funds	—	1,611	—	1,611
Restricted cash	6,353	—	—	6,353
Investments	857,391	2,173,989	(151,374)	2,880,006
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,088,952	—	1,088,952
Investments, at fair value	—	15,658,948	(295)	15,658,653
Other assets	—	323,932	(692)	323,240
Carried interest receivable	958,846	—	(47,180)	911,666
Due from affiliates	278,632	—	(10,617)	268,015
Fixed assets, net	35,906	—	—	35,906
Deferred tax assets	606,717	—	—	606,717
Other assets	81,083	3,578	(277)	84,384
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	60,039	—	—	60,039
Total Assets	$4,177,871	$19,251,010	$(250,044)	$23,178,837
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$43,772	$474	$—	$44,246
Accrued compensation and benefits	59,278	—	—	59,278
Deferred revenue	199,614	—	—	199,614
Due to affiliates	564,799	354	—	565,153
Profit sharing payable	434,852	—	—	434,852
Debt	1,034,014	—	—	1,034,014
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	14,170,474	(47,374)	14,123,100
Other liabilities	—	728,957	(239)	728,718
Due to affiliates	—	58,526	(58,526)	—
Other liabilities	42,183	4,218	—	46,401
Total Liabilities	2,378,512	14,963,003	(106,139)	17,235,376

Shareholders' Equity:
Apollo Global Management, LLC shareholders' equity:
Additional paid in capital	2,256,054	—	(1,771)	2,254,283
Accumulated deficit	(1,433,759)	2,175,406	(2,142,308)	(1,400,661)
Appropriated partners' capital	—	972,774	(39,608)	933,166
Accumulated other comprehensive income (loss)	33,052	—	(33,358)	(306)
Total Apollo Global Management, LLC shareholders' equity	855,347	3,148,180	(2,217,045)	1,786,482
Non-Controlling Interests in consolidated entities	9,228	1,139,827	2,073,140	3,222,195
Non-Controlling Interests in Apollo Operating Group	934,784	—	—	934,784
Total Shareholders' Equity	1,799,359	4,288,007	(143,905)	5,943,461
Total Liabilities and Shareholders' Equity	$4,177,871	$19,251,010	$(250,044)	$23,178,837

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015 (the "2014 Annual Report"). The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 25 years and lead a team of 869 employees, including 318 investment professionals, as of March 31, 2015.
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
As of March 31, 2015, approximately 98% of our total AUM was in funds with a contractual life at inception of seven years or more, and 46% of our total AUM was considered permanent capital.
As of March 31, 2015, we had total AUM of $162.9 billion across all of our businesses. On December 31, 2013, Apollo Investment Fund VIII, L.P. ("Fund VIII") held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of March 31, 2015, Fund VIII had $16.0 billion of uncalled commitments remaining. Additionally, Apollo Investment Fund VII, L.P. ("Fund VII") held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2015, Fund VII had $3.1 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through March 31, 2015. Apollo's traditional private equity funds' appreciation was 2.3% and 5.6% for the first quarter of 2015 and during the last twelve months ended March 31, 2015, respectively.
For our credit segment, total gross and net return, excluding assets managed by Athene Asset Management ("AAM") that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, was 2.0% and 1.7% for the first quarter of 2015 and 5.4% and 4.2% during the last twelve months ended March 31, 2015, respectively.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Share)(2)(5)
GP
BRH Holdings, L.P.(3)
63.77% of Total Voting Power
89.17% of LP Units
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
10.83% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (56.43% of Apollo Operating Group Units)(4)
36.23% of Total Voting Power
56.43% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(43.58% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO (FC II), LLC
APO Corp.
43.58% of the LP units of certain Apollo Operating Group Entities
43.58% of the LP units of certain Apollo Operating Group Entities
43.58% of the LP units of certain Apollo Operating Group Entities
43.58% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 26.41% of the Class A shares outstanding and 11.51% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 36.23% of the total voting power of our shares entitled to vote and 32.07% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 63.77% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through AP Professional Holdings L.P. ("Holdings"), of 50.32% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 56.43% of the limited partner interests in each Apollo Operating Group entity ("AOG Units"). The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 50.32% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 6.11% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 43.58% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment
As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Fluctuations in equity prices, which may be volatile and mixed across geographies, can significantly impact the valuation of our funds' portfolio companies and related income we may recognize. In the U.S., the S&P 500 Index rose 0.4% in the first quarter of 2015, following a 4.4% rise in the fourth quarter of 2014. Outside the U.S., global equity markets also rose during the first quarter of 2015. The MSCI All Country World ex USA Index was up 2.9% following a 4.2% decline in the fourth quarter of 2014. Importantly, we believe that the generally positive momentum in the U.S. and global equity markets during 2014 and continuing into 2015 has been conducive for continued equity capital markets activity, including IPOs and secondary offerings of the portfolio companies within our funds.
Conditions in the credit markets also have a significant impact on our business. Credit markets generally rose during in the first quarter of 2015, with the BofAML HY Master II Index up 2.5% and the S&P/LSTA Leveraged Loan Index up 2.1%. Benchmark interest rates continued 2014’s downward trajectory during the first quarter of 2015, with the U.S. 10-year Treasury yield falling 23 basis points to 1.9%. Commodities generally fell further during the first quarter of 2015, following a particularly weak fourth quarter of 2014 that was driven by depreciation in oil. After a 42% decline in the fourth quarter of 2014, crude oil declined by approximately 11% during the first quarter of 2015.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported that real GDP increased at an annual rate of 0.2% in the first quarter of 2015, driven by increased consumer spending and inventory investment largely offset by a widening in the trade deficit and decline in business investments and state and local government spending. As of April 2015, The International Monetary Fund estimated that the U.S. economy will expand by 3.1% in 2015, greater than the 2.4% growth in 2014. Additionally, the U.S. unemployment rate continued to decline and stood at 5.5% as of March 31, 2015, compared to 5.6% as of December 31, 2014, making it the lowest level since May 2008.
Amid the generally favorable backdrop of elevated asset prices and positive equity market momentum, Apollo continued to generate realizations for fund investors. Apollo returned $1.4 billion and $13.4 billion of capital and realized gains to the limited partners of the funds it manages during the first quarter of 2015 and for the past 12 months ended March 31, 2015, respectively. In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment. Apollo reported $4.9 billion and $20.5 billion of gross capital inflows for the first quarter of 2015 and over past 12 months ended March 31, 2015, respectively. Inflows during the first quarter of 2015 were primarily driven by the $2.7 billion from MidCap, $0.6 billion from SIAs, and $0.4 billion from the Apollo Energy Opportunity Fund, L.P. ("AEOF").
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

Managing Business Performance
We believe that the presentation of Economic Income (Loss) supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Income (Loss)
Economic Income (previously referred to as Economic Net Income) or EI, is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management also believes the components of EI such as the amount of management fees, advisory and transaction fees and carried interest income are indicative of Apollo’s performance. Management uses these performance measures in making key operating decisions such as the following:

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

EI has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company, as well as the assets, liabilities and operating results of the funds and variable interest entities ("VIEs") that are included in the condensed consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.
We believe that EI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in "—Overview of Results of Operations" that have been prepared in accordance with U.S. GAAP.
EI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use EI as a measure of operating performance, not as a measure of liquidity. EI should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. The use of EI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using EI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of EI to our U.S. GAAP net income (loss) attributable to Apollo Global Management, LLC can be found in the notes to our condensed consolidated financial statements.
During the first quarter of 2015 the Company renamed Economic Net Income to Economic Income. Additionally, the definition of EI was changed to exclude transaction-related charges related to contingent consideration associated with acquisitions. The impact of this change on EI is reflected in the tables below for Apollo’s three reportable segments for the three months ended March 31, 2014 as well as for the years ended December 31, 2014, 2013 and 2012. The exclusion of transaction-related charges relating to contingent consideration associated with acquisitions only impacted the credit segment.

	Impact of Revised Definition on Economic Income (Loss)
	Total EI as Previously Reported	Impact of Revised Definition		Total EI After Revised Definition
For the Three Months Ended March 31, 2014	$269,251	$5,521		$274,772
For the Year Ended December 31, 2014	755,546	(495)	(1)	755,051
For the Year Ended December 31, 2013	2,127,651	61,449		2,189,100
For the Year Ended December 31, 2012	1,634,445	25,787		1,660,232
(1)     For the year ended December 31, 2014 $1.6 million and ($2.1) million of the impact related to the management business and incentive business, respectively. For all other periods presented, the impact to the management business was zero.
Also during the first quarter of 2015, interest expense, net of interest income ("net interest expense") was reallocated from the management business to the incentive business to align with the earnings from our Balance Sheet investments which are principally funded by our outstanding debt. The impact of this reallocation on management business EI and incentive business EI is reflected in the tables below for Apollo’s three reportable segments for the three months ended March 31, 2014.

	Impact of Interest Expense Reclassification on Management Business Economic Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended March 31, 2014	$1,124	$571	$289

	Impact of Interest Expense Reclassification on Incentive Business Economic Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment
For the Three Months Ended March 31, 2014	$(1,124)	$(571)	$(289)
As it relates to the reallocation described above, the impact to the combined segments Economic Income (Loss) for all periods presented was zero.
These changes have been made to prior period financial data reportable segments to conform to the current period presentation.

Operating Metrics
We monitor certain operating metrics that are common to the alternative investment management industry. These operating metrics include Assets Under Management, capital deployed and uncalled commitments.
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

(ii)
the net asset value ("NAV") of the credit funds, partnerships and accounts for which we provide investment management services, other than certain CLOs and CDOs, which have a fee-generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital which such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

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

AUM that had previously not been reported within Apollo’s three reporting segments have been allocated to each respective segment based on expected deployment. Prior period amounts were recast to conform to the current presentation.
Assets Under Management—Fee-Generating/Non-Fee-Generating
Fee-Generating AUM consists of assets we manage for the funds, partnerships and accounts to which we provide investment management services and on which we earn management fees or, monitoring fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts we manage. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
Non-Fee-Generating AUM consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following: (a) fair value above invested capital for those funds that earn management fees based on invested capital, (b) net asset values related to general partner and co-investment ownership, (c) unused credit facilities, (d) available commitments on those funds that generate management fees on invested capital, (e) structured portfolio company investments that do not generate monitoring fees and (f) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
Carry-Eligible AUM refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry-Eligible AUM, which consists of the following:

(i)
Carry-Generating AUM,which refers to funds' invested capital that is currently above its hurdle rate or preferred return, and the funds' profit is allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)	AUM Not Currently Generating Carry, which refers to funds' invested capital that is currently below its hurdle rate or preferred return; and

(iii)
Uninvested Carry-Eligible AUM, which refers to available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that are not currently part of the NAV or fair value of investments that may eventually produce carried interest income, which would be allocated to the general partner.

AUM with Future Management Fee Potential refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
We use Non-Fee-Generating AUM combined with Fee-Generating AUM as a performance measure of our funds' investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee-Generating AUM includes assets on which we could earn carried interest income.
The table below presents Fee-Generating and Non-Fee-Generating AUM by segment as of March 31, 2015 and 2014 and December 31, 2014. Changes in market conditions and additional funds raised have had significant impacts to Apollo's AUM:

	As of March 31,		As of December 31,
	2015	2014	2014
	(in millions)
Total Assets Under Management	$162,948	$159,326	$159,797
Fee-Generating	131,252	128,537	128,714
Non-Fee-Generating	31,696	30,789	31,083

Private Equity(1)	40,533	48,336	41,299
Fee-Generating	30,199	34,207	30,285
Non-Fee-Generating	10,334	14,129	11,014

Credit(1)	112,919	101,941	108,960
Fee-Generating	94,858	88,404	92,192
Non-Fee-Generating	18,061	13,537	16,768

Real Estate(1)	9,496	9,049	9,538
Fee-Generating	6,195	5,926	6,237
Non-Fee-Generating	3,301	3,123	3,301

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

The table below sets forth AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo's three segments as of March 31, 2015 and 2014 and December 31, 2014.

	As of March 31,		As of December 31,
	2015	2014	2014
	(in millions)
Private Equity(1)	$1,889	$2,337	$2,265
Credit(1)	6,506	2,655	5,118
Real Estate(1)	670	756	729
Total AUM with Future Management Fee Potential	$9,065	$5,748	$8,112

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

The following table presents Carry-Eligible AUM and Carry-Generating AUM for each of Apollo's three segments as of March 31, 2015 and 2014 and December 31, 2014:

	Carry-Eligible AUM(2)			Carry-Generating AUM(2)
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Private equity(3)	$35,302	$43,943	$36,376	$13,507	$22,857	$14,463
Credit(3)	42,207	37,026	39,013	20,594	25,758	16,218
Real estate(3)	2,030	3,286	2,614	672	1,004	828
Total(1)(2)	$79,539	$84,255	$78,003	$34,773	$49,619	$31,509

(1)
As of March 31, 2015 and 2014 and December 31, 2014, Carry-Eligible AUM included $28.8 billion, $28.1 billion and $28.8 billion of Uninvested Carry-Eligible AUM, respectively, and $16.0 billion, $6.5 billion and $17.7 billion of AUM Not Currently Generating Carry, respectively.

(2)
For the three months ended March 31, 2015, total Uninvested Carry-Eligible AUM of $28.8 billion consisted of $18.7 billion, $9.6 billion and $0.5 billion for the private equity, credit and real estate segments, respectively. Total AUM Not Currently Generating Carry of $16.0 billion consisted of $3.1 billion, $12.1 billion and $0.8 billion for the private equity, credit and real estate segments, respectively.

(3)	Prior period amounts were recast for individual segments to conform to the current presentation.

The following table presents AUM Not Currently Generating Carry and the appreciation required to reach the preferred return or high watermark and generate carried interest for funds whose investment period is greater than 24 months:
.

Category / Fund	AUM Not Currently Generating Carry	Investment Period Active 24 Months (1)	Appreciation Required to Achieve Carry (2)
Private Equity:	(in millions)
Fund VIII	$2,186	$—	NM
Other PE	914	—	NM
Total Private Equity	3,100	—	NM
Credit:
Drawdown	2,860	1,544	4%
Liquid / Performing	7,024	233	<250bps
		1,165	250-500bps
		1,469	>500bps
Permanent Capital Vehicles ex AAM	2,167	—	NM
Total Credit	12,051	4,411	6%
Real Estate
Total Real Estate	808	716	>500bps
Total	$15,959	$5,127

(1) Represents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of March 31, 2015.
(2) Represents the percentage of additional appreciation required to reach the preferred return or high watermark and generate carried interest for funds whose investment period is greater than 24 months.

The components of Fee-Generating AUM by segment as of March 31, 2015 and 2014 and December 31, 2014 are presented below:

	As of March 31, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,071		$6,059	$7	$26,137
Fee-Generating AUM based on invested capital	9,367		2,639	4,024	16,030
Fee-Generating AUM based on gross/adjusted assets	451		76,103	2,046	78,600
Fee-Generating AUM based on leverage	310		1,689	—	1,999
Fee-Generating AUM based on NAV	—		8,368	118	8,486
Total Fee-Generating AUM	$30,199	(1)	$94,858	$6,195	$131,252

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2015 was 70 months.

	As of March 31, 2014
	Private Equity(1)		Credit(1)	Real Estate(1)	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$19,945		$6,493	$156	$26,594
Fee-Generating AUM based on invested capital	11,734		1,569	3,788	17,091
Fee-Generating AUM based on gross/adjusted assets	804		71,784	1,740	74,328
Fee-Generating AUM based on leverage	1,668		1,538	—	3,206
Fee-Generating AUM based on NAV	56		7,020	242	7,318
Total Fee-Generating AUM	$34,207	(2)	$88,404	$5,926	$128,537

(1) Prior period amounts were recast for individual segments to conform to the current presentation.
(2) The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2014 was 74 months.

	As of December 31, 2014
	Private Equity(1)		Credit(1)	Real Estate(1)	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,080		$6,191	$173	$26,444
Fee-Generating AUM based on invested capital	9,368		3,100	3,968	16,436
Fee-Generating AUM based on gross/adjusted assets	513		75,370	1,961	77,844
Fee-Generating AUM based on leverage	324		215	—	539
Fee-Generating AUM based on NAV	—		7,316	135	7,451
Total Fee-Generating AUM	$30,285	(2)	$92,192	$6,237	$128,714

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2014 was 72 months.

The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment(1):

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Traditional Private Equity Funds(2)	$34,998	$43,803	$35,310	$27,168	$30,857	$27,181
Natural Resources	1,346	1,354	1,348	1,295	1,295	1,295
Other(3)	4,189	3,179	4,641	1,736	2,055	1,809
Total	$40,533	$48,336	$41,299	$30,199	$34,207	$30,285

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)	Refers to Fund I, Fund II, MIA, Fund III, Fund IV, Fund V, Fund VI, Fund VII and Fund VIII.

(3)	Includes co-investments contributed to Athene by AAA, through its investment in AAA Investments as discussed in note 12 of the condensed consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type(1):

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Liquid/Performing	35,094	26,654	33,396	30,006	22,932	28,803
Drawdown	18,395	17,150	18,480	10,317	11,049	10,504
Permanent Capital Vehicles ex AAM	12,117	8,766	9,371	7,222	5,052	5,172
Athene Asset Management, L.P. (AAM)(2)	47,313	49,371	47,713	47,313	49,371	47,713
Total	$112,919	$101,941	$108,960	$94,858	$88,404	$92,192

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)
Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate segments and includes AUM managed by entities related to Athene.

The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment(1):

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Debt	$6,965	$5,229	$6,420	$5,026	$3,885	$4,785
Equity	2,531	3,820	3,118	1,169	2,041	1,452
Total	$9,496	$9,049	$9,538	$6,195	$5,926	$6,237

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

During the first quarter of 2015, the Company changed the presentation of the components of AUM to inflows, outflows, net flows, realizations and market activity as noted below. As such, prior periods were reclassified to conform with the current period presentation. The following tables summarize changes in total AUM for each of Apollo's three segments for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014	(1)
	(in millions)
Change in Total AUM:
Beginning of Period	$159,797	$161,177
Inflows	4,900	2,257
Outflows(3)	(518)	(1,553)
Net Flows	4,382	704
Realizations	(1,379)	(4,370)
Market Activity	148	1,815
End of Period	$162,948	$159,326
Change in Private Equity AUM (2):
Beginning of Period	$41,299	$50,158
Inflows	53	812
Outflows	(470)	—
Net Flows	(417)	812
Realizations	(611)	(3,023)
Market Activity	262	389
End of Period	$40,533	$48,336
Change in Credit AUM (2):
Beginning of Period	$108,960	$101,580
Inflows	4,386	992
Outflows	(27)	(1,030)
Net Flows	4,359	(38)
Realizations	(342)	(942)
Market Activity	(58)	1,341
End of Period	$112,919	$101,941
Change in Real Estate AUM (2):
Beginning of Period	$9,538	$9,439
Inflows	461	453
Outflows	(21)	(523)
Net Flows	440	(70)
Realizations	(426)	(405)
Market Activity	(56)	85
End of Period	$9,496	$9,049

(1)	Reclassified to conform to current period's presentation.

(2)
At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases and acquisitions. Outflows represent redemptions and other decreases in available capital. Realizations represent fund distributions of realized proceeds. Market activity represents gains(losses), the impact of foreign exchange rate fluctuations and other income.

(3)	Included in outflows during the three months ended March 31, 2015 and 2014 for Total AUM are redemptions of $47 million and $173 million, respectively.

Assets Under Management
Total Assets Under Management were $162.9 billion at March 31, 2015, an increase of $3.1 billion or 2.0%, compared to $159.8 billion at December 31, 2014. The net increase was due to:

Inflows of $4.9 billion primarily related to:

•
$4.4 billion in our credit segment primarily from MidCap which added $2.7 billion during the quarter inclusive of $0.7 billion in transfers in from other segments. In addition there were $0.6 billion of inflows from SIAs and subscriptions of $0.4 billion related to AEOF; and

•	$0.4 billion in our real estate segment attributable to a capital raise and increased leverage in ARI.

Offsetting these increases were:

Realizations of $1.4 billion primarily related to:

•
$0.6 billion in our private equity segment primarily related to distributions of $0.5 billion and $0.1 billion attributable to Fund VI, driven by the disposition of Sprouts Farmers Markets, and Fund VII, respectively;

•	$0.4 billion in our real estate segment related to distributions; and

•	$0.3 billion in our credit segment related to distributions primarily attributable to EPF I, CLOs and permanent capital vehicles.

Outflows of $0.5 billion primarily related to:

•	$0.5 billion in our private equity segment related transfers out to other Apollo segments.

Total Assets Under Management were $159.3 billion at March 31, 2014, a decrease of $1.9 billion or 1.2%, compared to $161.2 billion at December 31, 2013. The net decrease was due to:

Realizations of $4.4 billion primarily related to:

•	$3.0 billion in our private equity segment related to distributions of $1.9 billion and $1.0 billion in Fund VII and Fund VI, respectively;

•	$0.9 billion in our credit segment related to distributions of $0.3 billion from EPF I and $0.1 billion from COF II, and the majority of the remaining portion related to CLOs; and

•	$0.4 billion in our real estate segment related to distributions from real estate debt funds.

Outflows of $1.6 billion primarily related to:

•	$1.0 billion in our credit segment primarily related to a decrease in leverage of $0.6 billion; and

•
$0.5 billion in our real estate segment related to a decrease in leverage of $0.5 billion, including $0.7 billion from a real estate debt fund which was partially offset by an increase in leverage of $0.2 billion in ARI.

Offsetting these decreases were:

Inflows of $2.3 billion primarily related to:

•	$1.0 billion in our credit segment related to subscriptions of $1.0 billion, including $0.5 billion in FCI II and $0.2 billion in Apollo Structured Credit Recovery Master Fund III, L.P. ("SCRF III");

•	$0.8 billion in our private equity segment related to a change in leverage of $0.5 billion; and

•
Inflows of $0.5 billion in our real estate segment related to net segment transfers of $0.2 billion in accounts owned by or related to Athene and subscriptions of $0.2 billion, including $0.1 billion in AGRE Debt Fund I, L.P.

Market Activity of $1.8 billion primarily related to:

•	$1.3 billion of appreciation in our credit segment; and

•	$0.4 billion of appreciation in our private equity segment

During the first quarter of 2015, the Company changed the presentation of the components of AUM to inflows, outflows, net flows, realizations and market activity as noted below. The following tables summarize changes in total Fee-Generating AUM for each of Apollo's three segments for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014	(1)
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$128,714	$128,368
Inflows	3,622	1,668
Outflows(3)	(440)	(932)
Net Flows	3,182	736
Realizations	(589)	(1,463)
Market Activity	(55)	896
End of Period	$131,252	$128,537
Change in Private Equity Fee-Generating AUM (2):
Beginning of Period	$30,285	$34,173
Inflows	—	368
Outflows	(23)	(27)
Net Flows	(23)	341
Realizations	(62)	(304)
Market Activity	(1)	(3)
End of Period	$30,199	$34,207
Change in Credit Fee-Generating AUM (2):
Beginning of Period	$92,192	$88,249
Inflows	3,300	919
Outflows	(306)	(905)
Net Flows	2,994	14
Realizations	(305)	(744)
Market Activity	(23)	885
End of Period	$94,858	$88,404
Change in Real Estate Fee-Generating AUM (2):
Beginning of Period	$6,237	$5,946
Inflows	322	381
Outflows	(111)	—
Net Flows	211	381
Realizations	(222)	(415)
Market Activity	(31)	14
End of Period	$6,195	$5,926

(1)	Reclassified to conform to current period's presentation.

(2)
At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases and acquisitions. Outflows represent redemptions and other decreases in available capital. Realizations represent fund distributions of realized proceeds. Market activity represents gains(losses), the impact of foreign exchange rate fluctuations and other income.

(3)	Included in outflows during the three months ended March 31, 2015 and 2014 for Fee-Generating AUM are redemptions of $27 million and $154 million, respectively.

Total Fee-Generating AUM was $131.3 billion at March 31, 2015, an increase of $2.6 billion or 2.0%, compared to $128.7 billion at December 31, 2014. The net increase was due to:

Inflows of $3.6 billion primarily related to:

•
$3.3 billion in our credit segment related to MidCap which added $2.1 billion during the quarter inclusive of $0.5 billion in transfers in from other segments. In addition there were $0.3 million of inflows from managed accounts; and

•	$0.3 billion in our real estate segment related to transfers in to real estate debt funds.

Offsetting these increases were:

Realizations of $0.6 billion primarily related to:

•	$0.3 billion in our credit segment related to distributions primarily attributable to EPF I, CLOs and permanent capital vehicles; and

•	$0.3 billion in our real estate segment related to distributions.

Outflows of $0.4 billion primarily related to:

•	$0.3 billion related to net transfers of $0.3 billion out of our credit segment and into our real estate segment; and

•	$0.1 billion in our real estate segment related to transfers out of Fee-Generating AUM of $0.1 billion.
Total Fee-Generating AUM was $128.5 billion at March 31, 2014, an increase of $0.1 billion or 0.1%, compared to $128.4 billion at December 31, 2013. The net increase was due to:

Inflows of $1.7 billion primarily related to:

•	$0.9 billion in our credit segment related to subscriptions of $0.5 billion, $0.2 billion and $0.1 billion attributable to FCI II, COF III and permanent capital vehicles, respectively;

•	$0.4 billion in our real estate segment related to net segment transfers of $0.2 billion and subscriptions of $0.2 billion in real estate debt funds; and

•	$0.4 billion in our private equity segment related to subscriptions of $0.3 billion attributable to AION Capital Partners limited ("AION").

Market Activity of $0.9 billion primarily related to:

•	$0.9 billion appreciation in our credit segment
Offsetting these increases were:

Realizations of $1.5 billion primarily related to:

•	$0.7 billion in our credit segment related to distributions of $0.2 billion from EPF I and $0.1 billion from COF II, and the majority of the remaining portion related to CLOs;

•	$0.4 billion in our real estate segment related to distributions; and

•
$0.3 billion in our private equity segment related to distributions of $0.2 billion and $0.1 billion attributable to Fund VI, and AAA Investments (Co-Invest VI), L.P. and AAA Investments (Co-Invest VII), L.P., respectively.

Outflows of $0.9 billion related to:

•	$0.9 billion in our credit segment related to decreased leverage and transfers out related to Athene.
Capital Deployed and Uncalled Commitments
Capital deployed is the aggregate amount of capital that has been invested during a given period by our drawdown funds, SIAs that have a defined maturity date and funds and SIAs in our real estate debt strategy. Uncalled commitments, by contrast, represents unfunded capital commitments that certain of Apollo’s funds and SIAs have received from limited partners to fund future or current fund investments and expenses.
Capital deployed and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include management fees, transaction fees and incentive income to the extent fee-generating. Capital deployed and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses capital deployed and uncalled commitments as key operating metrics since we believe the results measure our fund's investment activities.

Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo's real estate debt strategy during the specified reporting periods:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Private equity	$1,016	$557
Credit	760	1,729
Real Estate (1)	465	494
Total capital deployed	$2,241	$2,780

(1)	Included in capital deployed is $418.0 million and $384.6 million for the three months ended March 31, 2015 and 2014, respectively, related to funds in Apollo's real estate debt strategy.
Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of March 31, 2015	As of December 31, 2014
	(in millions)
Private equity	$21,587	$22,633
Credit	9,811	9,212
Real Estate	722	997
Total Uncalled Commitments(1)	$32,120	$32,842

(1)
As of March 31, 2015 and December 31, 2014, $28.5 billion and $29.3 billion, respectively, represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Apollo Investment Fund IV, L.P. ("Fund IV") has generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2015, while Apollo Investment Fund V, L.P. ("Fund V") has generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2015. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares" in the 2014 Annual Report.

Investment Record

The following table summarizes the investment record by segment of Apollo's significant multi-year drawdown, commitment based funds and SIAs that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. The significant funds and SIAs included in the investment record table below have greater than $200 million of AUM and did not predominantly invest in other Apollo funds or SIAs.

All amounts are as of March 31, 2015, unless otherwise noted:

											As of March 31, 2015
	Vintage Year	Committed Capital	Total Invested Capital		Realized Value		Unrealized Value		Total Value		Gross IRR		Net IRR
		(in millions)
Private Equity:
Fund VIII	2013	$18,377	$2,090		—		$2,300		$2,300		NM	(1)	NM	(1)
Fund VII	2008	14,677	15,243		$26,085		6,536		32,621		37%		28%
Fund VI	2006	10,136	12,457		16,826		4,624		21,450		13		10
Fund V	2001	3,742	5,192		12,666		172		12,838		61		44
Fund IV	1998	3,600	3,481		6,779		13		6,792		12		9
Fund III	1995	1,500	1,499		2,695		—		2,695		18		11
Fund I, II & MIA(2)	1990/1992	2,220	3,773		7,924		—		7,924		47		37
Traditional Private Equity Funds		$54,252	$43,735		$72,975		$13,645		$86,620		39%	(3)	25%	(3)
AION	2013	825	134		9		162		171		NM	(1)	NM	(1)
ANRP	2012	1,323	755		196		738		934		16%		8%
Total Private Equity		$56,400	$44,624		$73,180		$14,545		$87,725
Credit:
AEOF(4)	—	$425	—		—		—		—		NM	(1)	NM	(1)
SCRF III (4)	—	497	$307		$69		$320		$389		NM	(1)	NM	(1)
COF III	2014	3,426	1,759		380		1,187		1,567		NM	(1)	NM	(1)
FCI II	2013	1,555	943		143		945		1,088		NM	(1)	NM	(1)
EPF II(5)	2012	3,397	2,475		655		2,355		3,010		23%		11%
FCI	2012	559	981		489		750		1,239		15		10
AEC	2012	292	693		562		171		733		11		6
COF I	2008	1,485	1,611		4,287		120		4,407		30		27
COF II	2008	1,583	2,176		2,994		148		3,142		14		11
EPF I(5)	2007	1,390	1,826		2,625		427		3,052		23		17
ACLF	2007	984	1,449		2,451		128		2,579		12		11
SIAs(6)	2008-2015	3,586	2,599		2,328		733		3,061		10		7
Total Credit		$19,179	$16,819		$16,983		$7,284		$24,267
Real Estate:
Apollo U.S. Real Estate Fund II, L.P.(4)	—	$158	$73		—		$73		$73		NM	(1)	NM	(1)
AGRE U.S. Real Estate Fund, L.P(7)	2012	640	612		$321		484		805		18%		14%
AGRE Debt Fund I, LP	2011	1,190	1,185		314		994		1,308		7		6
CPI Capital Partners North America(8)	2006	600	453		350		25		375		15		10
CPI Capital Partners Asia Pacific(8)	2006	1,292	1,193		1,470		226		1,696		33		28
CPI Capital Partners Europe(5)(8)	2006	1,247	823		472		169		641		6		4
CPI Other(9)	Various	1,841	N/A	(9)	N/A	(9)	N/A	(9)	N/A	(9)	NM	(1)	NM	(1)
Total Real Estate		$6,968	$4,339		$2,927		$1,971		$4,898

(1)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(2)
Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. Apollo does not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the 2007 Reorganization. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with Apollo's Managing Partners and other investment professionals.

(3)	Total IRR is calculated based on total cash flows for all funds presented.

(4)	AEOF, SCRF III and Apollo U.S. Real Estate Fund II, L.P. were launched prior to March 31, 2015 and have not established their vintage years.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2015.

(6)
Amounts presented have been aggregated for significant SIAs with AUM greater than $200 million that did not predominantly invest in other Apollo funds or SIAs. Certain SIAs' historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2015. Additionally, certain SIAs' amounts for Total Invested Capital, Realized Value, Unrealized Value and Total Value were not included in the table as they were deemed not meaningful.

(7)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund, has $146 million of co-investment commitments raised, which are included in the figures in the table. A co-invest entity within AGRE U.S. Real Estate Fund, L.P. is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.48 as of March 31, 2015.

(8)
As part of the acquisition of Citi Property Investors ("CPI"), acquisition, Apollo acquired general partner interests in fully invested funds. The gross and net IRRs are presented in the investment record table above since acquisition on November 12, 2010. The net IRRs from the inception of the respective fund to March 31, 2015 were (7)%, 7% and (7)% for the CPI Capital Partners North America, Asia Pacific and Europe funds, respectively. These net IRRs were primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)
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

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of March 31, 2015:

	Total Invested Capital	Total Value	Gross IRR(1)
	(in millions)
Distressed for Control	$6,308	$17,622	29%
Non-Control Distressed	5,777	8,507	71
Total	12,085	26,129	49
Buyout Equity, Portfolio Company Debt and Other Credit(2)	31,650	60,491	22
Total	$43,735	$86,620	39%

(1)	IRR information is presented gross and does not give effect to management fees, incentive compensation, certain other expenses and taxes.

(2)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of our Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of March 31, 2015:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$2,090	$2,300
Total	$2,090	$2,300
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,865	$25,491
Other Credit and Classic Distressed(2)	4,378	7,130
Total	$15,243	$32,621
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,312	$17,734
Other Credit and Classic Distressed(2)	2,145	3,716
Total	$12,457	$21,450

Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,864
Classic Distressed(2)	780	974
Total	$5,192	$12,838

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $2.5 billion and $13.1 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	Classic Distressed is defined as investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.6 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through March 31, 2015), our private equity funds have invested $32.3 billion, of which $17.0 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 5.6x, 6.1x, 7.7x and 6.6x, respectively, as of the date of filing of this Quarterly Report on Form 10-Q. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable earnings before interest, taxes, depreciation and amortization ("EBITDA") which we believe captures the true economics of our funds' purchases of portfolio companies.

Credit

The following table presents the AUM and gross and net returns information for Apollo's credit segment by category type, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo:

	AUM as of 3/31/2015				Gross Returns		Net Returns
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	1Q '15 Gross Return(1)	LTM Gross Return(1)	1Q '15 Net Return(1)	LTM Net Return(1)
	(in millions)
Liquid / Performing	$35,094	$30,006	19,922	11,862	2.3%	4.1%	2.2%	3.8%
Drawdown(2)	18,395	10,317	15,688	5,676	1.3%	7.0%	0.7%	4.8%
Permanent Capital Vehicles ex AAM(3)	12,117	7,222	6,597	3,056	1.7%	10.5%	0.6%	5.1%
Athene Asset Management(4)	47,313	47,313	—	—	(1)	(1)	(1)	(1)
Total Credit	$112,919	$94,858	$42,207	$20,594	2.0%	5.4%	1.7%	4.2%

(1)	The 1Q’15 and LTM gross and net returns for total credit exclude assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of March 31, 2015, significant drawdown funds and SIAs had inception-to-date (“ITD”) gross and net IRRs of 18.0% and 14.2%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that did not predominantly invest in other Apollo funds or SIAs.

(3)	Excludes assets managed by Athene Asset Management.

(4)	AUM amounts presented for AAM exclude $13.5 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo.

The following table summarizes the investment record for significant funds in the liquid/performing category within Apollo's credit segment. The significant funds included in the investment record table above for liquid/performing have greater than $200 million of AUM and did not predominantly invest in other Apollo funds or SIAs. Additionally, the table below excludes AUM of $29.0 billion in aggregate for CLOs and other performing credit vehicles, SIAs, sub-advised managed accounts owned by or related to Athene and other hedge fund style and structured credit funds.
All amounts are as of March 31, 2015, unless otherwise noted:

			Net Return(1)
	Vintage Year	Net Asset Value as of March 31, 2015	Since Inception to March 31, 2015	(1)	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014		Since Inception to December 31, 2014	(1)	For the Year Ended December 31, 2014
		(in millions)
TRF(2)	2014	$426	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
ACSF(3)	2011	589	6%	(3)	0%	(3)	NM	(3)	7%	(3)	1%	(3)
ACF(3)	2005	2,035	10	(3)	3	(3)	NM	(3)	9	(3)	5	(3)
VIF	2003	172	5		(4)		2		6		(5)
Totals		$3,222

(1)	Net Returns since inception presented are on an annualized basis.

(2)
Apollo Total Return Fund (“TRF”) returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(3)
As part of the Stone Tower acquisition, Apollo acquired the manager of Apollo Credit Strategies Master Fund Ltd. (“ACSF”) and Apollo Credit Master Fund Ltd. ("ACF"). The net returns are presented in the investment record table above since acquisition on April 2, 2012. As of March 31, 2015, the net returns from inception for ACSF and ACF were 7% and (2)%, respectively. These returns were primarily achieved during a period in which Apollo did not make the initial investment decisions. Apollo became the manager of these funds upon completing the acquisition on April 2, 2012.

The following table summarizes the investment record for our permanent capital vehicles, excluding assets managed by Athene Asset Management, by segment as of March 31, 2015, unless otherwise noted:

				Total Returns(1)
	IPO Year (2)	Raised Capital (3)	Gross Assets	Since Inception to March 31, 2015	(1)	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014		Since Inception to December 31, 2014	(1)	For the Year Ended December 31, 2014
		(in millions)
Private Equity:
AAA(4)	2006	$1,823	$2,155	10%		25%		16%		6%		4%
Credit:
MidCap(5)	N/A	1,293	2,167	NM	(6)	NM	(6)	N/A		N/A		N/A
AIF(7)	2013	276	404	(2)%		4%		NM	(6)	NM	(6)	NM	(6)
AFT(7)	2011	295	437	4		9		2%		2%		(1)%
AMTG	2011	791	4,173	6		4		13		5		19
AINV(8)	2004	3,080	3,701	5		6		0		4		(3)
Real Estate:
ARI	2009	1,081	2,022	7%		8%		5%		6%		11%
Totals		$8,639	$15,059

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commissions. Inception to date total returns are presented on an annualized basis.

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

(4)
AAA is the sole limited partner in AAA Investments, L.P. (“AAA Investments”). Athene was AAA Investments’ only investment as of March 31, 2015. During the second quarter of 2014, Athene Holding Ltd. raised $1.218 billion of net equity commitments primarily from third-party institutional investors, certain existing investors in Athene, and employees of Athene and its affiliates (the “Athene Private Placement”). For the period December 31, 2014 through March 31, 2015, AAA Investments' ownership stake in Athene was reduced primarily as a result of the final closing of the Athene Private Placement, resulting in an approximate 47.0% economic ownership stake as of March 31, 2015 (calculated as if the commitments on the Athene Private Placement closed through March 31, 2015 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan or (ii) common shares to be issued after March 31, 2015 under the Amended AAA Services Agreement or the Amended Athene Services Agreement, both as defined in note 12 to the condensed consolidated financial statements) and effectively 45% of the voting power of Athene.

(5)	MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. Raised Capital represents total committed capital and Gross Assets represent total average quarterly levered assets.

(6)
Returns have not been presented as the publicly traded vehicle commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(7)	Gross Assets presented for AFT and AIF represents total managed assets of these closed-end funds.

(8)
Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this Quarterly Report on Form 10-Q. All amounts are as of December 31, 2014 except for total returns.

Athene and SIAs

As of March 31, 2015, Athene Asset Management had $60.8 billion of total AUM in accounts owned by or related to Athene, of which approximately $13.5 billion, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $13.5 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.

Apollo also manages CLOs within Apollo's credit segment, with such CLOs representing a total AUM of approximately $13.6 billion as of March 31, 2015. Such CLO performance information is not included in the above investment record tables.

As of March 31, 2015, Apollo managed approximately $15.5 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo's private equity, credit and real estate funds. The above investment record tables exclude certain funds with an aggregate AUM of approximately $6.0 billion as of March 31, 2015 because management deemed them to be immaterial.

Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Affiliates, Net. As a result of providing advisory services with respect to actual and potential private equity, credit, and real estate investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. See note 2 to our condensed consolidated financial statements for more detail.
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
As of March 31, 2015, approximately 66% of the value of our funds' investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 34% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of March 31, 2015 was 39%, 77% and 59%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” in the 2014 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo's (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo's combined segments' incentive business as of and for the three months ended March 31, 2015:

	As of March 31, 2015		For the Three Months Ended March 31, 2015
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VII	$338,711		$50,529	$14,902	$65,431
Fund VI (1)	183,545		(30,470)	30,593	123
Fund V	—	(4)	(7,373)	—	(7,373)
Fund IV	2,668		(2,968)	640	(2,328)
AAA/Other(2)(3)	160,885		(30,827)	29,900	(927)
Total Private Equity Funds	685,809		(21,109)	76,035	54,926
Total Private Equity Funds, net of profit share	422,418		(25,576)	51,703	26,127
Credit Category:
Drawdown	148,601	(4)	(58,275)	39,577	(18,698)
Liquid / Performing	81,798		12,504	6,696	19,200
Permanent Capital Vehicles ex AAM	9,402		—	10,774	10,774
Total Credit Funds	239,801		(45,771)	57,047	11,276
Total Credit Funds, net of profit share	48,561		(32,538)	33,597	1,059
Real Estate Funds:
CPI Funds	1,194		(479)	2,082	1,603
AGRE U.S. Real Estate Fund, L.P.	11,537		(115)	203	88
Other	7,781		568	132	700
Total Real Estate Funds	20,512		(26)	2,417	2,391
Total Real Estate Funds, net of profit share	11,733		(35)	610	575
Total	$946,122		$(66,906)	$135,499	$68,593
Total, net of profit share	482,712	(5)	(58,149)	85,910	27,761

(1)
Fund VI's remaining investments and escrow cash were valued at 104% of the fund's unreturned capital, which was below a specified return ratio of 115%. As a result, Fund VI is required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation of Fund VI. As of March 31, 2015, Fund VI carried interest receivable included $166.3 million of carried interest income in escrow. Realized carried interest was in connection with a tax distribution in accordance with Fund VI’s limited partnership agreement.

(2)	Includes certain SIAs.

(3)
Includes $122.6 million of carried interest receivable from AAA Investments, L.P. ("AAA Investments") which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding.

(4)
As of March 31, 2015, Fund V, ACLF and certain SIAs within the credit segment had $4.2 million, $4.4 million and $27.0 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V, ACLF and certain SIAs within the credit segment was $28.0 million, $10.6 million and $30.7 million, respectively, as of March 31, 2015.

(5)
There was a corresponding profit sharing payable of $463.4 million as of March 31, 2015, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $99.0 million.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of March 31, 2015. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as "high water marks." These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the condensed consolidated statements of financial condition. As of

March 31, 2015, there was $35.6 million of such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.
The following table summarizes our carried interest income since inception for our combined segments through March 31, 2015:

	Carried Interest Income Since Inception (1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of March 31, 2015(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VII	$338.7	$2,877.0	$3,215.7	$—	$975.4
Fund VI	183.5	1,580.1	1,763.6	—	1,246.1
Fund V	—	1,455.0	1,455.0	4.2	25.7
Fund IV	2.7	597.8	600.5	—	2.7
AAA/Other	160.9	175.4	336.3	—	180.7
Total Private Equity Funds	685.8	6,685.3	7,371.1	4.2	2,430.6
Credit Category(5):
Drawdown	148.6	814.7	963.3	4.7	317.6
Liquid/Performing	81.8	425.3	507.1	26.7	110.1
Total Credit Funds	230.4	1,240.0	1,470.4	31.4	427.7
Real Estate Funds:
CPI Funds	1.2	7.8	9.0	—	1.8
AGRE U.S. Real Estate Fund	11.6	2.7	14.3	—	11.3
Other	7.7	0.6	8.3	—	8.4
Total Real Estate Funds	20.5	11.1	31.6	—	21.5
Total	$936.7	$7,936.4	$8,873.1	$35.6	$2,879.8

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2015.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on March 31, 2015. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at March 31, 2015. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on March 31, 2015. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds' management agreement.

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
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA restricted depositary units ("RDUs") , or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, AHL Awards (as defined in note 11 to our consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 11 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the 2013 AMH Credit Facilities and the 2024 Senior Notes as discussed in note 9 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 57.0% and 60.6% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2015 and 2014, respectively, and other ownership interests in consolidated entities, which primarily consist of the approximate 97.6% and 97.5% ownership interests held by limited partners in AAA as of March 31, 2015 and 2014, respectively. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2015 and 2014. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2015	2014
Revenues:
Advisory and transaction fees from affiliates, net	$8,543	$116,065	$(107,522)	(92.6)%
Management fees from affiliates	209,207	209,791	(584)	(0.3)
Carried interest income from affiliates	59,068	165,544	(106,476)	(64.3)
Total Revenues	276,818	491,400	(214,582)	(43.7)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	87,633	80,530	7,103	8.8
Equity-based compensation	20,103	58,978	(38,875)	(65.9)
Profit sharing expense	48,629	103,959	(55,330)	(53.2)
Total Compensation and Benefits	156,365	243,467	(87,102)	(35.8)
Interest expense	7,440	3,114	4,326	138.9
General, administrative and other	22,919	24,678	(1,759)	(7.1)
Professional fees	15,233	19,452	(4,219)	(21.7)
Occupancy	9,958	9,903	55	0.6
Placement fees	1,520	1,786	(266)	(14.9)
Depreciation and amortization	10,978	11,719	(741)	(6.3)
Total Expenses	224,413	314,119	(89,706)	(28.6)
Other Income:
Net gains from investment activities	12,686	223,408	(210,722)	(94.3)
Net gains from investment activities of consolidated variable interest entities	134,703	47,735	86,968	182.2
Income (loss) from equity method investments	(1,314)	22,910	(24,224)	NM
Interest income	725	3,328	(2,603)	(78.2)
Other income, net	4,874	17,531	(12,657)	(72.2)
Total Other Income	151,674	314,912	(163,238)	(51.8)
Income before income tax provision	204,079	492,193	(288,114)	(58.5)
Income tax provision	(5,514)	(32,549)	27,035	(83.1)
Net Income	198,565	459,644	(261,079)	(56.8)
Net income attributable to Non-controlling Interests	(167,638)	(387,475)	219,837	(56.7)
Net Income Attributable to Apollo Global Management, LLC	$30,927	$72,169	$(41,242)	(57.1)%

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
Advisory and transaction fees from affiliates, net, decreased by $107.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was attributable to a decrease in advisory and transaction fees, net of $72.1 million and $33.8 million in the credit segment and the private equity segment, respectively. The decrease in the credit segment was primarily attributable to a decrease in monitoring fees from Athene of $56.7 million and a decrease in net transaction fees with respect to EPF II and FCI II during the three months ended March 31, 2015 compared to the same period in 2014. The decrease in the private equity segment was primarily attributable to net transaction fees earned from EP Energy by certain private equity funds we manage in the aggregate amount of $30.0 million during the three months ended March 31, 2014.
Carried interest income from affiliates decreased by $106.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to decreased carried interest income with respect to Fund VII, one of our SIAs, Fund V, AAA and EPF I of $76.3 million, $33.4 million, $29.1 million, $19.2 million and $18.1 million, respectively, compared to the same period in 2014. These decreases were partially offset by increased carried interest income with respect to Fund VI of $64.1 million.
Expenses
Compensation and benefits decreased by $87.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to a decrease in profit sharing expense of $55.3 million, due to lower carried interest income during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period. Equity-based compensation decreased $38.9 million during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to non-cash expense of $45.6 million incurred in connection with the departure of an executive officer during the three months ended March 31, 2014. The decreases in profit sharing expense and equity-based compensation were offset by an increase in salary, bonus and benefits of $7.1 million during the three months ended March 31, 2015 as a result of an increase in headcount during the period as compared to the three months ended March 31, 2014.
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
Interest expense increased by $4.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to additional interest incurred during the three months ended March 31, 2015 as a result of the issuance of the 2024 Senior Notes, as described in note 9 to our condensed consolidated financial statements.
Professional fees decreased by $4.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to lower consulting fees incurred during the three months ended March 31, 2015 as compared to the same period in 2014.
Other Income (Loss)
Net gains from investment activities decreased by $210.7 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to a $194.8 million decrease in net unrealized gains related to changes in the fair value of investments held by AAA and a non-recurrence in gains on the investment in HFA of $18.0 million as a result of the sale of the investment during 2014.

Net gains from investment activities of consolidated variable interest entities increased by $87.0 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily attributable to a $139.2 million increase in net gains from investment activities, partially offset by a $54.5 million increase in net losses from debt during the three months ended March 31, 2015 as compared to the same period in 2014.
During the three months ended March 31, 2015, the Company recorded $1.3 million in loss from equity method investments, compared to $22.9 million in income (loss) from equity method investments during the three months ended March 31, 2014. This change was primarily driven by decreases in the fair values of investments held by certain Apollo funds and other entities in which the Company has a direct interest. The funds which had the most significant impact were AINV, Fund VII, AION, ACLF, EPF I and COF III, which resulted in decreases in income (loss) from equity method investments of $8.6 million, $4.6 million, $1.7 million $1.6 million, $1.3 million and $1.2 million, respectively.
Other income, net decreased by $12.7 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a $14.0 million unrealized gain on the settlement of the AAA and Athene-related derivative contracts recognized during the three months ended March 31, 2014 that did not recur during the three months ended March 31, 2015.
Income Tax Provision

Income tax provision decreased by $27.0 million primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as a decrease in management business income subject to corporate-level taxation. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. Due to our legal structure, only a portion of the income we earn is subject to corporate-level tax rates in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 2.7% and 6.6% for the three months ended March 31, 2015 and 2014, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) amortization of AOG Units that are non-deductible for income tax purposes which were fully amortized as of June 30, 2013; and (iv) state and local income taxes including NYC UBT.

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
AAA(1)	$(9,899)	$(199,269)
Interest in management companies and a co-investment vehicle(2)	(2,882)	(3,585)
Other consolidated entities	(14,681)	(4,698)
Net income attributable to Non-Controlling Interests in consolidated entities	(27,462)	(207,552)
Net income attributable to Appropriated Partners’ Capital(3)	(92,164)	(24,823)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(48,012)	(155,100)
Net Income attributable to Non-Controlling Interests	$(167,638)	$(387,475)
Net income attributable to Appropriated Partners’ Capital(4)	92,164	24,823
Other Comprehensive loss attributable to Non-Controlling Interests	7,582	—
Comprehensive Income Attributable to Non-Controlling Interests	$(67,892)	$(362,652)

(1)
Reflects the Non-Controlling Interests in the net income of AAA and is calculated based on the Non-Controlling Interests' ownership percentage in AAA, which was approximately 97.6% and 97.5% as of March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, Apollo owned approximately 2.4% and 2.5% of AAA, respectively.

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

Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$198,565	$459,644
Net income attributable to Non-Controlling Interests in consolidated entities	(119,626)	(232,375)
Net income after Non-Controlling Interests in consolidated entities	78,939	227,269
Adjustments:
Income tax provision(1)	5,514	32,549
NYC UBT and foreign tax provision(2)	(875)	(2,742)
Net (income) loss in non-Apollo Operating Group entities	237	(1,891)
Total adjustments	4,876	27,916
Net income after adjustments	83,815	255,185
Approximate weighted average ownership percentage of Apollo Operating Group	57.3%	60.8%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$48,012	$155,100

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

Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results represent segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets and contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.
In addition to providing the financial results of our three reportable business segments, we further evaluate our individual reportable segments based on what we refer to as our "management business" and "incentive businesses". Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. The management business includes management fee revenues, advisory and transaction fee revenues, carried interest income from one of our opportunistic credit funds and expenses, each of which we believe are more stable in nature. The financial performance of our incentive business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The incentive business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.
Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, EI, for our private equity segment, further broken out by our "management" and "incentive" businesses, for the three months ended March 31, 2015 and 2014, respectively.

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$3,841	$—	$3,841	$37,636	$—	$37,636
Management fees from affiliates	74,597	—	74,597	79,421	—	79,421
Carried interest income (loss) gains from affiliates:
Unrealized losses(2)	—	(21,109)	(21,109)	—	(293,589)	(293,589)
Realized gains	—	76,035	76,035	—	396,840	396,840
Total Revenues	78,438	54,926	133,364	117,057	103,251	220,308
Expenses:
Compensation and benefits:
Salary, bonus and benefits	25,800	—	25,800	22,269	—	22,269
Equity-based compensation	9,056	—	9,056	24,449	—	24,449
Profit sharing expense	—	28,799	28,799	—	66,095	66,095
Total compensation and benefits	34,856	28,799	63,655	46,718	66,095	112,813
Other expenses	15,185	—	15,185	17,418	—	17,418
Total Expenses	50,041	28,799	78,840	64,136	66,095	130,231
Other Income:
Net interest expense	—	(2,549)	(2,549)	—	(1,124)	(1,124)
Income from equity method investments	—	5,483	5,483	—	18,800	18,800
Other income, net	1,459	162	1,621	1,565	1,599	3,164
Total Other Income	1,459	3,096	4,555	1,565	19,275	20,840
Economic Income	$29,856	$29,223	$59,079	$54,486	$56,431	$110,917

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $4.2 million in aggregate with respect to Fund V. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V was $28.0 million as of March 31, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.

	For the Three Months Ended March 31,
	2015	2014	Amount Change	Percentage Change
	(dollars in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$3,841	$37,636	$(33,795)	(89.8)%
Management fees from affiliates	74,597	79,421	(4,824)	(6.1)
Carried interest income (loss) from affiliates:
Unrealized losses(2)	(21,109)	(293,589)	272,480	(92.8)
Realized gains	76,035	396,840	(320,805)	(80.8)
Total carried interest income from affiliates	54,926	103,251	(48,325)	(46.8)
Total Revenues	133,364	220,308	(86,944)	(39.5)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	25,800	22,269	3,531	15.9
Equity-based compensation	9,056	24,449	(15,393)	(63.0)
Profit sharing expense	28,799	66,095	(37,296)	(56.4)
Total compensation and benefits expense	63,655	112,813	(49,158)	(43.6)
Other expenses	15,185	17,418	(2,233)	(12.8)
Total Expenses	78,840	130,231	(51,391)	(39.5)
Other Income:
Net interest expense	(2,549)	(1,124)	(1,425)	126.8
Income from equity method investments	5,483	18,800	(13,317)	(70.8)
Other income (loss), net	1,621	3,164	(1,543)	(48.8)
Total Other Income	4,555	20,840	(16,285)	(78.1)
Economic Income	$59,079	$110,917	$(51,838)	(46.7)%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income of $4.2 million with respect to Fund V. The fair value gain on investments and income at the fund level needed to reverse the general partner obligation in Fund V was $28.0 million as of March 31, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.

Revenues
Advisory and transaction fees from affiliates, net, decreased by $33.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to net advisory and transaction fees earned in connection with the investment in EP Energy by certain of the private equity funds we manage during the three months ended March 31, 2014.
Management fees from affiliates decreased by $4.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to decreases in management fees earned from Fund VII of $2.6 million and Fund VI of $1.8 million during the three months ended March 31, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $48.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to decreases in carried interest income earned from Fund VII, Fund V, AAA and ANRP of $76.3 million, $29.1 million, $19.2 million and $13.2 million, respectively. These decreases were partially offset by increased carried interest income earned from Fund VI and AAA Co-Invest VI of $64.1 million and $27.1 million, respectively. Realized carried interest income decreased $320.8 million, driven by decreased realized carried interest with respect to Fund VII and Fund VI of $244.2 million and $81.0 million, respectively, primarily due to decreased dispositions of underlying portfolio investments held during the period as compared to the prior year. The decrease in realized carried interest income was offset by an increase in unrealized carried interest income of $272.5 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily attributable to increases in Fund VII and Fund VI of $167.9 million and $145.1 million, respectively. These increases were a result of increases in the fair value of fund portfolio investments.
Expenses
Compensation and benefits expense decreased by $49.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to a decrease in profit sharing expense of $37.3 million as a result of a corresponding decrease in carried interest income and a decrease in equity-based compensation of $15.4 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Equity-based compensation was higher during the three months ended March 31, 2014 as compared to the same period in 2015 as a result of non-cash expense of $16.1 million in connection with the departure of an executive officer during the three months ended March 31, 2014.
Other expenses decreased by $2.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to decreased professional fees and general and administrative expenses attributable to lower consulting fees during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Other Income
Net interest expense increased by $1.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to additional interest incurred during the three months ended March 31, 2015 as a result of the issuance of the 2024 Senior Notes, as described in note 9 to our condensed consolidated financial statements.
Income from equity method investments decreased by $13.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was driven by decreases in the fair values of our private equity investments held, primarily from Apollo's ownership interests in AAA, Fund VII and AION, in the amounts of $5.2 million, $4.3 million and $2.8 million, respectively.
Other income, net decreased by $1.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the non-recurrence of a $1.6 million unrealized gain on AAA-related derivative contracts during the three months ended March 31, 2015 as a result of settlement of these derivative contracts during 2014.

Credit
The following tables set forth segment statement of operations information and EI for our credit segment, further broken out by our "management" and "incentive" businesses, for the three months ended March 31, 2015 and 2014, respectively.

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$5,352	$—	$5,352	$77,480	$—	$77,480
Management fees from affiliates	139,452	—	139,452	131,629	—	131,629
Carried interest income from affiliates:
Unrealized losses(2)	—	(45,770)	(45,770)	—	(7,898)	(7,898)
Realized gains	10,774	46,272	57,046	8,464	65,786	74,250
Total Revenues	155,578	502	156,080	217,573	57,888	275,461
Expenses:
Compensation and benefits:
Salary, bonus and benefits	53,679	—	53,679	50,744	—	50,744
Equity-based compensation	5,756	—	5,756	28,251	—	28,251
Profit sharing expense	—	10,217	10,217	—	32,945	32,945
Total compensation and benefits	59,435	10,217	69,652	78,995	32,945	111,940
Other expenses	32,120	—	32,120	34,854	—	34,854
Total Expenses	91,555	10,217	101,772	113,849	32,945	146,794
Other Income:
Net interest expense	—	(3,462)	(3,462)	—	(570)	(570)
Net gains from investment activities	—	1,761	1,761	—	18,013	18,013
Income (loss) from equity method investments	—	(6,907)	(6,907)	—	8,748	8,748
Other income (loss), net	2,804	(510)	2,294	3,345	12,441	15,786
Total Other Income (Loss)	2,804	(9,118)	(6,314)	3,345	38,632	41,977
Non-Controlling Interests	(2,846)	—	(2,846)	(3,256)	—	(3,256)
Economic Income (Loss)	$63,981	$(18,833)	$45,148	$103,813	$63,575	$167,388

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income from ACLF and certain SIAs within the Credit segment of $4.4 million and $27.0 million, respectively. The fair value gain on investments and income at the fund level needed to reverse the general partner obligation in ACLF and certain SIAs within the credit segment was $10.6 million and $30.7 million, respectively, as of March 31, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.

	For the Three Months Ended March 31,
	2015	2014	Amount Change	Percentage Change
	(dollars in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$5,352	$77,480	$(72,128)	(93.1)%
Management fees from affiliates	139,452	131,629	7,823	5.9
Carried interest income from affiliates:
Unrealized losses(2)	(45,770)	(7,898)	(37,872)	479.5
Realized gains	57,046	74,250	(17,204)	(23.2)
Total carried interest income from affiliates	11,276	66,352	(55,076)	(83.0)
Total Revenues	156,080	275,461	(119,381)	(43.3)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	53,679	50,744	2,935	5.8
Equity-based compensation	5,756	28,251	(22,495)	(79.6)
Profit sharing expense	10,217	32,945	(22,728)	(69.0)
Total compensation and benefits	69,652	111,940	(42,288)	(37.8)
Other expenses	32,120	34,854	(2,734)	(7.8)
Total Expenses	101,772	146,794	(45,022)	(30.7)
Other Income:
Net interest expense	(3,462)	(570)	(2,892)	NM
Net gains from investment activities	1,761	18,013	(16,252)	(90.2)
Income (loss) from equity method investments	(6,907)	8,748	(15,655)	NM
Other income, net	2,294	15,786	(13,492)	(85.5)
Total Other Income (Loss)	(6,314)	41,977	(48,291)	NM
Non-Controlling Interests	(2,846)	(3,256)	410	(12.6)
Economic Income	$45,148	$167,388	$(122,240)	(73.0)%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income from ACLF and certain SIAs within the credit segment of $4.4 million and $27.0 million, respectively. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in ACLF and certain SIAs within the credit segment was $10.6 million and $30.7 million, respectively, as of March 31, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the funds' net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.

Revenues
Advisory and transaction fees from affiliates, net, decreased by $72.1 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily driven by a decrease in monitoring fees from Athene of $56.7 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) and a decrease in net transaction fees with respect to EPF II and FCI II during the three months ended March 31, 2015 compared to the same period in 2014.
Management fees from affiliates increased by $7.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to increases in management fees earned from COF III of $3.1 million, CLOs of $1.7 million, MidCap of $1.4 million and CION of $1.4 million during the three months ended March 31, 2015 compared to the same period in 2014.

Carried interest income from affiliates decreased by $55.1 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to decreased carried interest income related to one of our SIAs of $33.4 million, EPF I of $18.1 million, ACLF of $5.6 million and COF III of $4.6 million during the three months ended March 31, 2015 compared to the same period in 2014. These decreases were partially offset by increased carried interest income related to FCI II of $5.5 million. Included in carried interest income from affiliates was unrealized carried interest income, which decreased $37.9 million primarily resulting from decreases with respect to SOMA of $33.4 million and EPF II of $25.2 million, partially offset by an increase in EPF I of $14.7 million and CLOs of $10.2 million. Also included in carried interest income was realized carried interest income which decreased $17.2 million primarily resulting from lower realizations from EPF I of $32.8 million, CLOs of $5.5 million, COF II of $3.3 million and COF I of $1.9 million, offset by increased realizations from EPF II of $27.8 million.
Expenses
Compensation and benefits expense decreased by $42.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The change was primarily due to a decrease in profit sharing expense of $22.7 million as a result of a corresponding decrease in carried interest income and a decrease in equity-based compensation of $22.5 million during the three months ended March 31, 2015 as compared to the same period in 2014. Equity-based compensation was higher during the three months ended March 31, 2014 as compared to the same period in 2015 as a result of non-cash expense of $23.2 million in connection with the departure of an executive officer during the three months ended March 31, 2014.
Other expenses decreased by $2.7 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The change was primarily driven by a decrease in professional fees of $1.8 million primarily attributable to lower consulting fees during the three months ended March 31, 2015 compared to the same period in 2014.
Other Income
Net interest expense increased by $2.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to additional interest incurred during the three months ended March 31, 2015 as a result of the issuance of the 2024 Senior Notes, as described in note 9 to our condensed consolidated financial statements.
Net gains from investment activities decreased by $16.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily related to the non-recurrence of gains on the Company's investment in HFA during the three months ended March 31, 2015 as a result of the sale of the investment in HFA during 2014.
Income from equity method investments decreased by $15.7 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was driven by decreases in the fair values of investments held by certain of our credit funds, primarily AINV, ACLF, EPF I and COF III which resulted in decreases in income from equity method investments of $8.6 million, $1.6 million, $1.3 million and $1.2 million, respectively.
Other income, net decreased by $13.5 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the non-recurrence of a $12.4 million unrealized gain on Athene-related derivative contracts during the three months ended March 31, 2015 as a result of settlement of these derivative contracts during 2014.

Real Estate
The following tables set forth our segment statement of operations information and EI for our real estate segment, further broken out by our "management" and "incentive" businesses, for the three months ended March 31, 2015 and 2014, respectively.

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$350	$—	$350	$949	$—	$949
Management fees from affiliates	10,664	—	10,664	12,780	—	12,780
Carried interest income (loss) from affiliates:
Unrealized losses	—	(26)	(26)	—	(344)	(344)
Realized gains	—	2,417	2,417	—	—	—
Total Revenues	11,014	2,391	13,405	13,729	(344)	13,385
Expenses:
Compensation and benefits:
Salary, bonus and benefits	8,073	—	8,073	7,518	—	7,518
Equity-based compensation	1,019	—	1,019	5,437	—	5,437
Profit sharing expense	—	1,816	1,816	—	(602)	(602)
Total compensation and benefits	9,092	1,816	10,908	12,955	(602)	12,353
Other expenses	4,629	—	4,629	5,428	—	5,428
Total Expenses	13,721	1,816	15,537	18,383	(602)	17,781
Other Income:
Net interest expense	—	(681)	(681)	—	(289)	(289)
Income from equity method investments	—	226	226	—	747	747
Other income, net	429	—	429	405	—	405
Total Other Income (Loss)	429	(455)	(26)	405	458	863
Economic Income (Loss)	$(2,278)	$120	$(2,158)	$(4,249)	$716	$(3,533)

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Three Months Ended March 31,
	2015	2014	Amount Change	Percentage Change
	(dollars in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$350	$949	$(599)	(63.1)%
Management fees from affiliates	10,664	12,780	(2,116)	(16.6)
Carried interest income (loss) from affiliates:
Unrealized losses	(26)	(344)	318	(92.4)
Realized gains	2,417	—	2,417	NM
Total carried interest income (loss) from affiliates	2,391	(344)	2,735	NM
Total Revenues	13,405	13,385	20	0.1
Expenses:
Compensation and benefits:
Salary, bonus and benefits	8,073	7,518	555	7.4
Equity-based compensation	1,019	5,437	(4,418)	(81.3)
Profit sharing expense	1,816	(602)	2,418	NM
Total compensation and benefits	10,908	12,353	(1,445)	(11.7)
Other expenses	4,629	5,428	(799)	(14.7)
Total Expenses	15,537	17,781	(2,244)	(12.6)
Other Income (Loss):
Net interest expense	(681)	(289)	(392)	135.6
Income from equity method investments	226	747	(521)	(69.7)
Other income (loss), net	429	405	24	5.9
Total Other Income (Loss)	(26)	863	(889)	NM
Economic Loss	$(2,158)	$(3,533)	$1,375	(38.9)%

(1)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.
Revenues
Advisory and transaction fees from affiliates, net, decreased by $0.6 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to decreases in capital raised and invested and the realization of underlying investments for which transaction fees and termination fees, respectively, were earned during the three months ended March 31, 2015.
Management fees decreased by $2.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in management fees was primarily due to decreased management fees from CPI Capital Partners North America L.P., CPI Capital Partners Europe L.P., CPI Capital Partners Asia Pacific, L.P. (collectively, the "CPI Funds") of $2.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Carried interest income from affiliates increased by $2.7 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to an increase in realized carried interest income of $2.4 million, driven by increased realizations from the CPI Funds of $2.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Expenses
Compensation and benefits decreased by $1.4 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This change was primarily attributable to a decrease of $4.4 million in equity-based compensation, partially offset by an increase in profit sharing expense of $2.4 million as a result of a corresponding increase in carried interest income earned from our real estate funds. Equity-based compensation was higher during the three months ended March 31, 2014 as compared to the same period in 2015 as a result of non-cash expense of $4.5 million in connection with the departure of an executive officer during the three months ended March 31, 2014.
Other expenses decreased by $0.8 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily attributable to lower consulting fees incurred during the three months ended March 31, 2015 compared to the same period in 2014.

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, EI, for our management and incentive businesses for the three months ended March 31, 2015 and 2014, respectively.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Management Business(3)
Revenues:
Advisory and transaction fees from affiliates, net	$9,543	$116,065
Management fees from affiliates	224,713	223,830
Carried interest income from affiliates	10,774	8,464
Total Revenues	245,030	348,359
Expenses:
Salary, bonus and benefits	87,552	80,531
Equity-based compensation	15,831	58,137
General, administrative and other(2)	22,805	24,361
Professional fees(1)	15,229	19,042
Occupancy	10,026	9,902
Placement fees	1,264	1,786
Depreciation and amortization	2,610	2,609
Total Expenses	155,317	196,368
Other income, net	4,692	5,315
Non-Controlling Interests	(2,846)	(3,256)
Economic Income	$91,559	$154,050

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

(3)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.
The financial performance of our incentive business, which is dependent upon quarterly mark to market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements, includes carried interest income, income from equity method investments, other income, net and profit sharing expenses that are associated with our general partner interests in the Apollo funds, which are less predictable and more volatile in nature.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Incentive Business(3)
Revenues:
Carried interest income (loss) from affiliates:
Unrealized losses(1)	$(66,905)	$(301,831)
Realized gains	124,724	462,626
Total Revenues	57,819	160,795
Expenses:
Compensation and Benefits:
Profit sharing expense:
Unrealized profit sharing expense	(8,757)	(104,650)
Realized profit sharing expense	49,589	203,088
Total Profit Sharing Expense	40,832	98,438
Other Income:
Net interest expense	(6,692)	(1,983)
Other income (loss), net	(348)	14,040
Net gains from investment activities(2)	1,761	18,013
Income (loss) from equity method investments	(1,198)	28,295
Total Other Income (Loss)	(6,477)	58,365
Economic Income	$10,510	$120,722

(1)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, ACLF and certain SIAs within the credit segment of $4.2 million, $4.4 million and $27.0 million, respectively. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V, ACLF and certain SIAs within the credit segment was $28.0 million, $10.6 million and $30.7 million, respectively, as of March 31, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

(2)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

(3)	Reclassified to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of EI to Net Income Attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues	$302,849	$509,154
Expenses	196,149	294,806
Other income (loss)	(1,785)	63,680
Non-Controlling Interests	(2,846)	(3,256)
Economic Income	102,069	274,772
Income tax provision	(5,514)	(32,549)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(48,012)	(155,100)
Transaction-related charges and equity-based compensation(1)	(17,616)	(14,954)
Net Income Attributable to Apollo Global Management, LLC	$30,927	$72,169

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

Summary of Distributable Earnings and Economic Income

Distributable Earnings ("DE"), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-GAAP measures to assess performance and amounts available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the affiliated funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo's transaction advisory services agreement with Athene), (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability (iii) realized carried interest income, and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.
The following table is a summary of DE for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Management Business Economic Income	$91,559	$154,050
Less: Non-cash revenues(1)	(2,784)	(59,093)
Add back: Equity-based compensation	15,831	58,137
Add back: Depreciation and amortization	2,610	2,609
Management Business Distributable Earnings	$107,216	$155,703

Incentive Business Economic Income	$10,510	$120,722
Less: Non-cash carried interest income(2)	(29,900)	—
Less: Net unrealized carried interest loss	58,148	197,181
Less: Unrealized investment and other (income) loss(3)	45	(35,563)
Incentive Business Distributable Earnings	$38,803	$282,340

Distributable Earnings	$146,019	$438,043
Taxes and related payables(4)	(2,110)	(25,900)
Distributable Earnings After Taxes and Related Payables	$143,909	$412,143

(1)
Includes monitoring fees paid by Athene to Apollo by delivery of common shares of Athene Holding and gains resulting from reductions of the tax receivable agreement liability due to changes in projected income estimates and in estimated tax rates.

(2)	Represents realized carried interest income settled by receipt of securities.

(3)	Represents unrealized gains from our general partner investments in our funds and other balance sheet investments.

(4)	Represents the estimated current corporate, local and Non-U.S. taxes as well as the payable under Apollo's tax receivable agreement.

The following table is a reconciliation of distributable earnings per share of common and equivalents(1) to net distribution per share of common and equivalents for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$143,909	$412,143
Add back: Tax related payables attributable to common and equivalents	60	22,578
Distributable Earnings before certain payables(2)	143,969	434,721
Percent to common and equivalents	45%	43%
Distributable Earnings before other payables attributable to common and equivalents	65,282	186,820
Less: Tax related payables attributable to common and equivalents	(60)	(22,578)
Distributable Earnings attributable to common and equivalents	65,222	164,242
Distributable Earnings per share of common and equivalent(3)	$0.35	$0.94
Retained capital per share of common and equivalent(3)(4)	(0.02)	(0.10)
Net distribution per share of common and equivalent(3)	$0.33	$0.84

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents distributable earnings before the deduction for the estimated current corporate taxes and the payable under Apollo's tax receivable agreement.

(3)	Per share calculations are based on end of period total Class A shares outstanding and RSUs that participate in distributions.

(4)	Retained capital is withheld pro-rata from common and equivalent holders and AOG unitholders.

Summary of Fee-Related EBITDA and Fee-Related EBITDA + 100% of Net Realized Carried Interest

Fee-related EBITDA is a non-GAAP performance measure used to understand the performance of our operations and represents management business EI, with amounts for equity-based compensation and depreciation and amortization added to management business EI. Fee-related EBITDA plus realized carried interest less realized profit sharing (referred to as “fee-related EBITDA +100% of net realized carried interest”) is a non-GAAP performance measure that combines operating results of the management business and incentive business. These performance measures are used to compare our current and potential debt service. See note 9 to our condensed consolidated financial statements for more detail on our outstanding debt.

The table below sets forth fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest for the three months ended March 31, 2015 and 2014, and a reconciliation of net income attributable to Apollo Global Management, LLC to EI, fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest.

	For the Three Months Ended March 31,
	2015	2014
Management Business Economic Income	$91,559	$154,050
Equity-based compensation(1)	15,831	58,137
Depreciation and amortization(2)	2,610	2,609
Fee-Related EBITDA	110,000	214,796
Total realized carried interest	124,724	462,626
Total realized profit sharing expense	(49,589)	(203,088)
Net realized carried interest	75,135	259,538
Fee-Related EBITDA + 100% of Net Realized Carried Interest	185,135	474,334
Net unrealized carried interest (loss) income	(58,148)	(197,181)
Other income (loss)	(6,477)	58,365
Depreciation and amortization(2)	(2,610)	(2,609)
Equity-based compensation(1)	(15,831)	(58,137)
Economic Income	$102,069	$274,772

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. Excludes equity-based compensation expense comprising amortization of AOG Units.

(2)	Includes amortization of leasehold improvements.

Liquidity and Capital Resources
Historical
Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical condensed consolidated statements of cash flows reflects the cash flows of Apollo, as well as those of the consolidated Apollo funds.
The primary cash flow activities of Apollo are:

•	Generating cash flow from operations;

•	Making investments in Apollo funds;

•	Meeting financing needs through credit agreements; and

•	Distributing cash flow to equity holders and Non-Controlling Interests.
Primary cash flow activities of the consolidated Apollo funds and VIEs are:

•	Raising capital from their investors, which have been reflected historically as Non-Controlling Interests of the consolidated subsidiaries in our financial statements;

•	Using capital to make investments;

•	Generating cash flow from operations through distributions, interest and the realization of investments;

•	Distributing cash flow to investors; and

•	Issuing debt to finance investments (CLOs)
While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as described in note 9 to the condensed consolidated financial statements.
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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are summarized and discussed within the table and corresponding commentary below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating Activities	$(469,026)	$412,439
Investing Activities	(41,853)	(24,781)
Financing Activities	235,072	(337,054)
Net Increase (decrease) in Cash and Cash Equivalents	$(275,807)	$50,604

Operating Activities
Net cash used in operating activities of $469.0 million during the three months ended March 31, 2015 primarily driven by the following:

•
$198.6 million in net income, to which $20.1 million of equity-based compensation and $17.3 million of deferred taxes, net were added to reconcile net income to net cash used in operating activities during the three months ended March 31, 2015.

Additional adjustments to reconcile cash used in operating activities during the three months ended March 31, 2015 included the following:

•	a $21.1 million increase in deferred revenue;

•	a $25.7 million increase in profit sharing payable;

•	Apollo Funds and VIEs activity:

▪	$1,571.7 million in proceeds from sales of investments and liquidating distributions;

▪	a $389.5 million decrease in cash;

▪	$68.2 million in net unrealized losses on debt; and

▪	a $44.4 million increase in other liabilities.

These cash adjustments were offset by:

•	a $12.7 million increase in due from affiliates;

•	a $13.4 million increase in other assets;

•	a $22.1 million decrease in due to affiliates;

•	Apollo Funds and VIEs activity:

▪	$2,198.9 million of purchases of investments;

▪	$156.6 million in net unrealized gains from investments; and

▪	a $407.2 million increase in other assets.

Net cash provided by operating activities was $412.4 million during the three months ended March 31, 2014 primarily driven by the following:

•
$459.6 million in net income, to which $59.0 million of equity-based compensation and $23.3 million of cash distributions of earnings from equity method investments were added to reconcile net income to net cash provided by operating activities during the three months ended March 31, 2014.

Additional adjustments to reconcile cash provided by operating activities during the three months ended March 31, 2014 included the following:

•	a $363.4 million decrease in carried interest receivable;

•	a $57.6 million increase in deferred revenue;

•	a $34.3 million increase in accounts payable and accrued expenses;

•	Apollo Funds and VIEs activity:

▪	$2,580.3 million in proceeds from sales of investments and liquidating distributions;

▪	a $41.2 million decrease in cash; and

▪	a $344.4 million increase in other liabilities.

These cash adjustments were offset by:

•	an $89.1 million decrease in profit sharing payable;

•	a $55.7 million increase in due from affiliates;

•	$22.9 million of income from equity method investments;

•	Apollo Funds and VIEs activity:

▪	$2,717.3 million of purchases of investments;

▪	a $370.8 million increase in other assets; and

▪	$204.4 million in net unrealized gains from investments.

Investing Activities
Net cash used in investing activities was $41.9 million for the three months ended March 31, 2015, which was primarily driven by the following:

•	$36.4 million of cash contributions to equity method investments primarily related to Fund VIII, MidCap, COF III, AION and AGRE U.S. Real Estate Fund, L.P.; and

•	$2.8 million of purchases of fixed assets.

These cash adjustments were primarily offset by:

•	$7.3 million of cash distributions received from equity method investments primarily related to COF III, EPF I, Apollo SPN Investments I, L.P., AESI and EPF II.

Net cash used in investing activities was $24.8 million for the three months ended March 31, 2014, which was primarily driven by the following:

•	$34.9 million of cash contributions to equity method investments, primarily related to Fund VII, Fund VIII, COF III, EPF II, AESI and AION; and

•	$1.5 million of purchases of fixed assets.

These cash adjustments were primarily offset by:

•	$11.7 million of cash distributions received from equity method investments, primarily related to Fund VII, Fund VIII, AESI, COF II, COF III, Vantium C, EPF I and EPF II.

Financing Activities
Net cash provided by financing activities was $235.1 million for the three months ended March 31, 2015, primarily driven by the following:

▪	Apollo Funds and VIEs activity:

▪	$909.9 million related to issuance of debt; and

▪	$159.8 million in contributions from Non-Controlling Interests.

These cash adjustments were partially offset by:

▪	$191.3 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group;

▪	$144.4 million in distributions;

▪	Apollo Funds and VIEs activity:

▪	$331.6 million in principal repayment of debt;

▪	$111.6 million in distributions paid; and

▪	$50.5 million of distributions paid to Non-Controlling Interests.

Net cash used in financing activities was $337.1 million for the three months ended March 31, 2014, primarily driven by the following:

▪	$247.3 million of distributions paid to Non-Controlling Interests in the Apollo Operating Group;

▪	$167.2 million in distributions paid;

▪	$14.6 million in satisfaction of contingent obligations;

▪	Apollo Funds and VIEs activity:

▪	$918.7 million in principal repayment of debt;

▪	$90.8 million in distributions paid; and

▪	$12.5 million of distributions paid to Non-Controlling Interests.

These cash adjustments were partially offset by:

▪	Apollo funds and VIEs activity:

▪	$1,024.0 million related to issuance of debt; and

▪	$96.2 million in contributions from Non-Controlling Interests.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, see note 12 to the condensed consolidated financial statements for information regarding the quarterly distributions which were made at the sole discretion of the Company's manager during 2014 and 2015.
Future Cash Flows
Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on our funds and our ability to manage our projected costs, fund performance, our access to credit facilities, our being in compliance with existing credit agreements, as well as industry and market trends. Also during economic downturns the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and incentive fees we charge, which could adversely impact our cash flow in the future.

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
As of March 31, 2015, Fund VI's remaining investments were valued at 104% of their remaining cost, which was below a specified return ratio of 115%.  As a result, Fund VI is required to place in escrow all current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation of Fund VI.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of March 31, 2015, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $97.2 million. Based on the Company's current estimates, the reduction of fees will extend until 2017 in order for CalPERS to receive the full benefit of this arrangement.
The Company granted approximately 22 thousand RSUs during the three months ended March 31, 2015. The average estimated fair value per share on the grant date was $16.75 per RSU with a total fair value of the grants of $0.4 million at March 31, 2015. This will impact the Company’s compensation expense as these grants are amortized over their vesting terms of three to six years. The Company expects to incur annual compensation expenses on all grants, net of forfeitures, of approximately $44.8 million, $48.9 million, $30.3 million, $15.8 million, $13.1 million and $3.5 million during the years ended December 31, 2015, 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.
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
On April 10, 2015, the Company issued 531,420 Class A shares in settlement of vested RSUs. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 43.0% to 43.1%.
On May 7, 2015 the Company declared a cash distribution of $0.33 per Class A share, which will be paid on May 29, 2015 to holders of record on May 20, 2015.
On May 8, 2015, the Company issued 1,735,501 Class A shares in exchange for AOG Units. This issuance caused the Company's ownership interest in the Apollo Operating Group to increase from 43.1% to 43.6%.
As of March 31, 2015, Apollo had an unfunded loan commitment of $15.0 million related to commitments by certain employees to purchase common shares of Athene Holding that were subsequently funded on April 2, 2015. The outstanding principal amounts of the loans as well as all accrued and unpaid interest are required to be repaid at the earlier of the eighth anniversary of the date of the loans or the date of the employees' resignation from the Company.

Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of March 31, 2015, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $60.8 billion of total AUM as of March 31, 2015 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $13.5 billion, or approximately 22.2%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene.
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
As part of its ongoing financial integration of Aviva USA, Athene identified material weaknesses in its internal controls over financial reporting for its U.S.     GAAP and statutory financials as of December 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If Athene fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results. In October 2014, Athene informed its shareholders, including the Company, that as part of its ongoing financial integration of Aviva USA and transition towards public company standards for financial controls, it anticipates that delivery of its GAAP financial statements for the quarters ended June 30, 2014 and September 30, 2014 will continue to be delayed. This delay will also cause Athene’s year end 2014 and first quarter 2015 GAAP financial statements to be delayed. As such, the Audit Committee of Athene has approved the extension of the delivery of these GAAP financial statements to June 30, 2015. On February 4, 2015, Athene informed its shareholders, including the Company, that Athene’s first quarter 2014 GAAP financial statements can no longer be relied upon and therefore these financial statements were removed from the AAA website. Specifically, Athene discovered the need to change its calculations for reserve balances associated with its indexed products. As a result of this determination, Athene began a methodical process of restating their first quarter 2014 GAAP financial statements, and on May 5, 2015 Athene informed its shareholders, including us, that as part of the actuarial remediation process Athene has recalculated their actuarial balances for the year ended December 31, 2013 and the quarter ended March 31, 2014 which has allowed them to produce GAAP financial statements for these periods. The cumulative impact of the adjustments to the Athene actuarial balances resulted in a $152 million increase in Athene's GAAP shareholders equity as of March 31, 2014. Athene has now informed the Company that they expect to release full year GAAP audited financial statements in September of this year and to be completely caught up with 2015 GAAP quarterly reporting by year end 2015. The aforementioned delay in delivery of Athene’s 2014 GAAP financial statements is not expected to have an impact on the Company’s previously issued financial statements. Athene has continued to meet all regulatory filing deadlines with regard to financial statements prepared in accordance with Statutory Accounting principles and expects to do so for the quarter ended March 31, 2015. As of March 31, 2015 the Company determined the value of its investment in Athene using an embedded value methodology. In doing so, the Company has given appropriate consideration to the control deficiencies and potential adjustments related to Athene and any potential impacts to the Company's financial statements. As the embedded value methodology is based on the projected future cash flows of the business rather than GAAP financials, the delay in the delivery of Athene’s GAAP financial statement will not have an impact on the Company's ability to prepare its financial statements. Based on the facts and circumstances as of the date of this report, the Company is not aware of any revisions to the financial statements as presented, or previously issued financial statements, and there is no impact to our ability to produce future financial statements.
See notes 3 and 12 to the condensed consolidated financial statements for further discussion regarding Athene.
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

•	Additional consideration based on their proportional ownership interest in Holdings; and

•	85% of any tax savings APO Corp. recognizes as a result of the tax receivable agreement will be paid to the Contributing Partners.
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
Pursuant to our consolidation policy, we first consider the appropriate consolidation guidance to apply including consideration of whether the entity qualifies for certain scope exceptions and whether the entity should be evaluated under either the previous rules on consolidation of VIEs or the amended consolidation rules depending on whether or not the entity qualifies for the deferral as further described below. We then perform an assessment to determine whether that entity qualifies as a VIE. An entity in which Apollo holds a variable interest is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.
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
Assets and liabilities of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of March 31, 2015 and December 31, 2014.
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
In cases where an investment or financial instrument measured and reported at fair value is transferred between levels of the fair value hierarchy, the Company accounts for the transfer as of the end of the reporting period.
On a quarterly basis, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
The fair values of the investments in our private equity, credit and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.
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
Fair Value Option. Apollo elected the fair value option for the Company's investment in Athene Holding and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. See notes 3, 4 and 5 to our condensed consolidated financial statements for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2014, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets as of such time.
Compensation and Benefits
Compensation and benefits include salaries, bonuses and benefits, profit sharing expense and equity-based compensation.
Salaries, Bonus and Benefits. Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are accrued over the related service period.
Also included within salaries, bonus and benefits is an expense related to profits interests issued to certain employees, whereby such employees are entitled to a share in earnings of and any appreciation of the value in a subsidiary of the Company during the term of employment. The expense related to these profits interests is recognized ratably over the requisite service period and thereafter will be recognized at the time the distributions are determined.
The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2015 and 2014.
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
A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. RSUs are comprised of Plan Grants, which generally do not pay distributions until vested and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest, and Bonus Grants, which pay distributions on both vested and unvested grants and are generally issued after vesting on an approximate two-month lag. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of distributions until vested. For Bonus Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions.
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three months ended March 31, 2015 and 2014 are presented in the table below for Plan Grants:

	For the Three Months Ended March 31,
	2015	2014
Distribution Yield(1)	11.7%	12.3%
Cost of Equity Capital Rate(2)	9.8%	13.0%

(1)	Calculated based on the historical distributions paid during the last twelve months and the Company's share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes discount rate that was equivalent to a cost of equity capital rate as of the valuation date, based on the Capital Asset Pricing Model ("CAPM"). CAPM is a commonly used mathematical model for developing expected returns.

For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 29.2% and 35.2% for the three months ended March 31, 2015 and 2014, respectively.
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

The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility, (iii) risk-free rate and (iv) dividend yield. The weighted average for the inputs utilized for the shares granted during the three months ended March 31, 2015 and 2014 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended March 31,
	2015	2014
Plan Grants
Holding Period Restriction (in years)	0.5	0.6
Volatility(1)	30.9%	31.9%
Distribution Yield(2)	11.7%	12.3%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2
Volatility(1)	32.7%	27.2%
Distribution Yield(2)	11.7%	11.2%

(1)	The Company determined the expected volatility based on the volatility of the Company’s share price as of the grant date with consideration to comparable companies.

(2)	Calculated based on the historical distributions paid during the last twelve months and the Company's share price as of the measurement date of the grant on a weighted average basis.
For Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 4.8% and 5.0% for the three months ended March 31, 2015 and 2014, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 3.3% and 3.0% for the three months ended March 31, 2015 and 2014, respectively.
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

Contractual Obligations, Commitments and Contingencies
As of March 31, 2015, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$28,525	$37,381	$35,384	$30,983	$30,593	$24,163	$187,029
Other long-term obligations(2)	10,075	5,588	4,783	4,658	2,329	—	27,433
2013 AMH Credit Facilities - Term Facility(3)	5,232	6,976	6,976	6,976	500,349	—	526,509
2013 AMH Credit Facilities - Revolver Facility(4)	469	625	625	625	8	—	2,352
2024 Senior Notes (5)	15,000	20,000	20,000	20,000	20,000	588,333	683,333
2014 AMI Term Facility I	229	306	306	306	14,528	—	15,675
2014 AMI Term Facility II	241	321	321	321	16,938	—	18,142
Obligations as of March 31, 2015	$59,771	$71,197	$68,395	$63,869	$584,745	$612,496	$1,460,473

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $5.5 million over the remaining periods of 2015 and thereafter.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$500 million of the outstanding Term Facility matures in January 2019. The interest rate on the $500 million Term Facility as of March 31, 2015 was 1.37%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of March 31, 2015 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of March 31, 2015 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of March 31, 2015 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5		8.40	$403.0	2.19	$1,350.9		$356.6
Fund VII	467.2		3.18	177.9	1.21	102.6		37.7
Fund VI	246.3		2.43	6.1	0.06	9.7		0.2
Fund V	100.0		2.67	0.5	0.01	6.3		—
Fund IV	100.0		2.78	0.2	0.01	0.5		—
ANRP	426.1		32.21	10.1	0.76	202.6		4.7
AION	150.0		18.19	50.0	6.06	113.6		37.6
APC	158.5		69.06	0.1	0.04	81.4		0.1
Apollo Rose, L.P.	215.7		100.00	—	—	85.7		—
A.A Mortgage Opportunities, L.P.	200.0		98.43	—	—	79.9		—
Champ, L.P.	73.2		100.00	18.7	25.56	11.3		2.9
Apollo Royalties Management, LLC	100.0		100.00	—	—	25.8		—
Credit:
EPF I(2)	288.3		20.74	19.0	1.37	48.2		4.4
EPF II(2)	409.8		12.25	62.9	1.88	161.5		26.5
COF I	450.7		30.35	29.7	2.00	237.4		4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
COF III	358.1		10.45	83.1	2.43	202.4		47.1
ACLF	23.9		2.43	23.9	2.43	19.7		19.7
Palmetto	18.0		1.19	18.0	1.19	10.9		10.9
AIE II(2)	7.0		3.15	4.3	1.94	—		—
ESDF	50.0		100.00	—	—	—		—
FCI	151.3		27.07	—	—	81.1		—
FCI II	244.6		15.72	—	—	148.7		—
Franklin Fund	9.9		9.09	9.9	9.09	—		—
Apollo Lincoln Fixed Income Fund	2.5		0.99	2.5	0.99	0.9		0.9
Apollo/Palmetto Loan Portfolio, L.P.	300.0		100.00	—	—	85.0		—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0		100.00	—	—	—		—
AESI(2)	3.1		0.99	3.1	0.99	0.5		0.5
AESI II	2.8		0.99	2.8	0.99	2.3		2.3
AEC	7.3		2.50	3.2	1.08	2.5		1.1
ACSP	18.8		2.44	18.8	2.44	8.7		8.7
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.4		0.4
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	7.9		7.61	—	—	—		—
Apollo Structured Credit Recovery Master Fund III, Ltd.	137.3		27.63	0.6	0.12	48.2		0.2
Apollo Zeus Strategic Investments, L.P.	14.0		3.38	14.0	3.38	6.5		6.5
Apollo Lincoln Private Credit Fund, L.P.	2.5		0.99	2.5	0.99	2.2		2.2
MidCap	919.0		71.06	79.9	6.18	298.9		42.0
AEOF	10.5		2.46	10.5	2.46	10.5		10.5
AIE III(2)	9.7		2.91	9.7	2.91	7.9		7.9
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	433.3	(1)	69.46	16.2	2.45	136.4	(1)	3.4
Apollo U.S. Real Estate Fund II, L.P.	157.5		100.00	7.5	4.76	157.5		7.5
BEA/AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—		—
AGRE Asia Co-Invest I Limited	50.0		100.00	—	—	35.7		—
CAI Strategic European Real Estate Ltd.	16.8		100.00	—	—	3.2		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(2)	5.9		0.47	—	—	0.4		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.4		—
London Prime Apartments Guernsey Holdings Limited(3)	26.2		7.80	0.8	0.23	6.9		0.2
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
AGRE Cobb West Investor, L.P.	22.1		86.41	0.1	0.39	2.1		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	22.1		0.73	22.1	0.73	18.1		18.1
Total	$8,809.0			$1,139.8		$3,816.8		$665.8

(1)
Figures for AGRE U.S. Real Estate Fund, L.P. include base, additional, and co-investment commitments. A co-investment vehicle within AGRE U.S. Real Estate Fund, L.P. is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.48 as of March 31, 2015.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2015.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.48 as of March 31, 2015.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo had unfunded capital commitments of $665.8 million at March 31, 2015.
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
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. The Company recorded an indemnification liability of $1.8 million as of March 31, 2015. As of December 31, 2014, the Company had not recorded an obligation for any previously made distributions.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through March 31, 2015 and that would be reversed approximates $2.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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
AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of March 31, 2015, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and SIAs. In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. See note 13 to the condensed consolidated statements for further information regarding the contingent consideration obligation related to Stone Tower and Gulf Stream.

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
Non-U.S. Operations—We conduct business throughout the world and are continuing to expand into foreign markets. We currently have offices outside the U.S. in Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai and have been strategically growing our international presence. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. Our funds also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.

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

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014. On November 13, 2014, plaintiffs and the remaining defendants filed a Joint Status Report Regarding Discovery stating that no discovery had taken place since plaintiffs filed their interlocutory-review motion. On March 26, 2015, the court denied plaintiffs’ motion for interlocutory review. On April 30, 2015, plaintiffs and the remaining defendants filed a joint report under Federal Rule of Civil Procedure 26(f) that, among other things, requested that the Court extend the deadlines in its standing order for (i) plaintiffs to file an amended complaint until May 29, 2015; (ii) the close of fact discovery until January 15, 2016; and (iii) full briefing of class certification until June 1, 2016.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobas passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos's death, it is expected that the criminal case will be dismissed. For these reasons, no estimate of possible loss, if any, can be made at this time.

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the first lien notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints.  On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint.  On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”).  On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal.  On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend.  On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. We are unable at this time to assess a potential risk of loss because the First Lien Trustee has not yet indicated whether it will appeal the Bankruptcy Court’s decision on the First Lien Trustee’s most recent motion to amend.  In addition, we do not believe that AGM is a proper defendant in these actions.

On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against AGM and Apollo Management Holdings, (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC (the "Bank Defendants"). The complaint alleges that AGM and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition of Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants and Bank Defendants filed motions to dismiss the complaint on October 15, 2014. Rather than respond to the motions, plaintiffs filed an Amended Complaint on November 5, 2014. The Apollo Defendants and Bank Defendants filed motions to dismiss the Amended Complaint on December 23, 2014. Plaintiffs filed a motion for leave to conduct jurisdictional discovery on February 2, 2015.  On April 9, 2015, the Court issued an order granting plaintiffs’ motion for leave to conduct limited jurisdictional discovery. Pursuant to the parties’ stipulation approved by the Court, Plaintiffs must file their opposition to Defendants’ motion to dismiss the Amended Complaint on or before 30 days following the close of jurisdictional discovery.  Because the claims against the Apollo Defendants are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc.’s (“CEOC”) restructuring efforts.  Apollo is not a defendant in these matters.

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bk.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bk.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 15, 2015, CEOC and certain of its affiliates filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all CEOC bankruptcy proceedings should take place in the Illinois Bankruptcy Action. On March 11, 2015, CEOC filed an adversary complaint in the Illinois Bankruptcy Action to stay, pending resolution of the bankruptcy, the Trustee, MeehanCombs, Danner, and BOKF Actions described below. The court has scheduled an evidentiary hearing on CEOC’s stay request for June 1, 2015.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”).  On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment’s subsidiary, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (an Apollo consultant), in the Delaware Chancery Court.  WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions among CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. WSFS served a subpoena for documents on Apollo on September 11, 2014, but Apollo’s response was stayed during the pendency of motions to dismiss under a September 23, 2014 stipulated order. On March 18, 2015, the Court denied Defendants’ motion to dismiss. Apollo served responses and objections to the Trustee’s subpoena on March 25, 2015. Caesars Entertainment answered the complaint on April 1, 2015.

•
Caesars Entertainment Operating Co., et al. v. Appaloosa Investment Ltd. P’ship et al., No. 652392/2014 (N.Y. Sup. Ct.) (the “Caesars Action”). On August 5, 2014, Caesars Entertainment Corporation CEOC sued certain CEOC second-lien noteholders and CEOC first-lien noteholder Elliott Management Corporation (“EMC”). On September 15, 2014, an amended complaint was filed adding WSFS as a defendant. The amended complaint asserts claims for (among other things) tortious interference with prospective economic advantage, a declaratory judgment that certain transactions related to CEOC’s restructuring are valid and appropriate and that there has not been a default under the indentures governing the notes. On October 15, 2014, defendants moved to dismiss the complaint, and the motion was fully briefed on December 1, 2014. On January 15, 2015, Caesars Entertainment and CEOC agreed to voluntarily dismiss their claims against EMC without prejudice, and EMC agreed to withdraw its motion to dismiss without prejudice. The remaining parties in the Caesars Action and the parties in the Trustee action described below have agreed to stay discovery pending decision on the respective motions to dismiss.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a Trust Indenture Act claim by Meehancombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging similar claims to the Meehancombs Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered on February 25, 2015.

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

•
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the Southern District of New York. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge as the Meehancombs and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint.

•
Apollo believes that the claims in the Trustee Action, the UMB Action, the Meehancombs Action, the Danner Action, the Koskie Action, and the BOKF Action are without merit. For this reason, and because the claims are in their early stages, and because of pending bankruptcy proceedings involving CEOC, no reasonable estimate of possible loss, if any, can be made at this time.

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

On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplated that discovery would commence in the fall of 2014 and would be substantially completed by May 2015. On January 13, 2015, the court entered a revised scheduling order that contemplated that fact discovery would be completed by March 13, 2015, expert discovery would be completed by June 15, 2015, and a pretrial conference would occur on June 29, 2015. Thereafter, the scheduling order contemplates dispositive motion practice, and a trial on the merits of the Appraisal Petitioners’ claims. Although Apollo cannot predict the ultimate outcome of the above actions, Apollo believes that such actions are without merit.
Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the condensed consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.

ITEM 1A.     RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2015.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On January 13, 2015, February 10, 2015 and March 4, 2015, we issued 681,421, 3,946,444 and 12,960 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $15,972,508, $94,438,405 and $300,672, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Class A shares during the fiscal quarter ended March 31, 2015:

Period	Total Number of Class A Shares Purchased	(1)	Average Price Paid per Share
January 1, 2015 through January 31, 2015	—		—
February 1, 2015 through February 28, 2015	83,860		$24.24
March 1, 2015 through March 31, 2015	—		—
	83,860

(1)
During the fiscal quarter ended March 31, 2015, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions and not pursuant to a publicly-announced repurchase plan or program.

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

4.5
Second Supplemental Indenture dated as of January 30, 2015, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings X, L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

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

10.9
Second Amended and Restated Exchange Agreement, dated as of March 5, 2014, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

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

*10.19	Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings X, L.P. dated as of April 8, 2015.

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

+10.34
Employment Agreement with Christopher Weidler, dated June 4, 2013 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.35
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.37	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.38
Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings, L.P., dated October 30, 2012 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the period ended September 30, 2012 (File No. 001-35107)).

+10.39
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

10.48
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

*10.49
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

+10.53
Amended and Restated Limited Partnership Agreement of Apollo EPF Advisors, L.P., dated as of February 3, 2011 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).
.

+10.54
First Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors II, L.P. dated as of April 9, 2012 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.55
Amended and Restated Agreement of Exempted Limited Partnership of Apollo CIP Partner Pool, L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.56
Form of Award Letter under the Amended and Restated Agreement of Exempted Limited Partnership Agreement of Apollo CIP Partner Pool, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.57
Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.58
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

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

Apollo Global Management, LLC
(Registrant)

Date: May 11, 2015	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)