Form 10-Q
period 2015-06-30
Apollo Global Management LLC
filed 2015-08-07
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2015 there were 174,565,193 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “2014 Annual Report”); as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“Apollo funds”, “our funds” and references to the “funds” we manage, refer to the funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management services;
“Apollo Operating Group” refers to (i) the limited partnerships through which our Managing Partners currently operate our businesses and (ii) one or more limited partnerships formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”;
“Assets Under Management”, or “AUM”, refers to the assets we manage for the funds, partnerships and accounts to which we provide investment management services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:

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
“Fee-Generating AUM” consists of assets we manage for the funds, partnerships and accounts to which we provide investment management services and on which we earn management fees, monitoring fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts we manage. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
“Non-Fee-Generating AUM” consists of assets that do not produce management fees or monitoring fees. These assets generally consist of the following:

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
“Carry-Eligible AUM” refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry-Eligible AUM, which consists of the following:

(i) “Carry-Generating AUM” refers to funds’ invested capital that is currently above its hurdle rate or preferred return, and the funds’ profit is allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements.

(ii)	“AUM Not Currently Generating Carry” refers to funds’ invested capital that is currently below its hurdle rate or preferred return.

(iii)
“Uninvested Carry-Eligible AUM” refers to available capital for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements that are not currently part of the NAV or fair value of investments that may eventually produce carried interest income, which would be allocated to the general partner.

“AUM with Future Management Fee Potential” refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.

We use Non-Fee-Generating AUM combined with Fee-Generating AUM as a performance measurement of our funds’ investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee-Generating AUM includes assets on which we could earn carried interest income;
“capital deployed” or “deployment” is the aggregate amount of capital that has been invested during a given period (which may, in certain cases, include leverage) by (i) our drawdown funds, (ii) SIAs that have a defined maturity date and (iii) funds and SIAs in our real estate debt strategy;
“drawdown” refers to commitment-based funds and certain SIAs in which investors make a commitment to provide capital at the formation of such funds and SIAs and deliver capital when called as investment opportunities become available. It includes assets of Athene Holding Ltd. (“Athene Holding”) and its subsidiaries (collectively “Athene”) managed by Athene Asset Management, L.P. (“Athene Asset Management”) that are invested in commitment-based funds;
“inflows” represents (i) at the individual segment level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-segment transfers, and (ii) on an aggregate basis, the sum of inflows across the private equity, credit and real estate segments;
“liquid/performing” includes CLOs and other performing credit vehicles, hedge fund style credit funds, structured credit funds and SIAs. It also includes sub-advised managed accounts owned by or related to Athene. Certain commitment-based SIAs are included as the underlying assets are liquid;
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
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include pay in kind, accrued interest and dividends receivable, if any.  In addition, amounts include committed and funded amounts for certain investments;
“carried interest”, “carried interest income” and “incentive income” refer to interests granted to Apollo by an Apollo fund that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments;
“Contributing Partners” refer to those of our partners and their related parties (other than our Managing Partners) who indirectly beneficially own (through Holdings) Apollo Operating Group units;
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund) on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2015 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2015 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;

“gross return” of a credit or real estate fund is the monthly or quarterly time-weighted return that is equal to the percentage change in the value of a fund’s portfolio, adjusted for all contributions and withdrawals (cash flows) before the effects of management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns of Athene sub-advised portfolios and CLOs represent the gross returns on invested assets, which exclude cash. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of June 30, 2015 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
“net return” of a credit or real estate fund represents the gross return after management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns of Athene sub-advised portfolios and CLOs represent the gross or net returns on invested assets, which exclude cash. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;
“Permanent Capital Vehicles” refers to (a) assets that are managed by Athene Asset Management, (b) assets that are owned by or related to MidCap FinCo Limited (“MidCap”) and managed by Apollo Capital Management, L.P., and (c) assets of publicly traded vehicles managed by Apollo such as AP Alternative Assets, L.P. (“AAA”), Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Residential Mortgage, Inc. (“AMTG”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law. The investment management arrangements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management arrangements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management arrangements of ARI and AMTG have one year terms and are reviewed annually by each company’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of such company’s independent directors. The investment management arrangements between MidCap and Apollo Capital Management, L.P. and Athene and Athene Asset Management may also be terminated under certain circumstances;
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

“Strategic Investors” refer to the California Public Employees’ Retirement System, or “CalPERS,” and an affiliate of the Abu Dhabi Investment Authority, or “ADIA”; and

“traditional private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (i.e., Funds I-VIII, each as defined in the notes to the condensed consolidated financial statements) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized income for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
JUNE 30, 2015 AND DECEMBER 31, 2014
(dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$837,999	$1,204,052
Cash and cash equivalents held at consolidated funds	2,126	1,611
Restricted cash	6,397	6,353
Investments	973,835	2,880,006
Assets of consolidated variable interest entities:
Cash and cash equivalents	81,516	1,088,952
Investments, at fair value	954,290	15,658,653
Other assets	52,190	323,240
Carried interest receivable	856,613	911,666
Due from affiliates	260,755	268,015
Fixed assets, net	34,813	35,906
Deferred tax assets	610,429	606,717
Other assets	97,096	84,384
Goodwill	88,852	49,243
Intangible assets, net	44,789	60,039
Total Assets	$4,901,700	$23,178,837
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$50,811	$44,246
Accrued compensation and benefits	95,437	59,278
Deferred revenue	175,358	199,614
Due to affiliates	525,989	565,153
Profit sharing payable	432,173	434,852
Debt	1,031,288	1,034,014
Liabilities of consolidated variable interest entities:
Debt, at fair value	831,472	14,123,100
Other liabilities	111,393	728,718
Other liabilities	48,819	46,401
Total Liabilities	3,302,740	17,235,376
Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 172,188,169 and 163,046,554 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid in capital	2,084,942	2,254,283
Accumulated deficit	(1,342,133)	(1,400,661)
Appropriated partners’ capital	2,555	933,166
Accumulated other comprehensive loss	(5,609)	(306)
Total Apollo Global Management, LLC shareholders’ equity	739,755	1,786,482
Non-Controlling Interests in consolidated entities	87,264	3,222,195
Non-Controlling Interests in Apollo Operating Group	771,941	934,784
Total Shareholders’ Equity	1,598,960	5,943,461
Total Liabilities and Shareholders’ Equity	$4,901,700	$23,178,837
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Advisory and transaction fees from affiliates, net	$15,450	$60,786	$24,993	$176,851
Management fees from affiliates	230,584	226,420	455,473	436,211
Carried interest income from affiliates	105,693	284,946	174,285	450,490
Total Revenues	351,727	572,152	654,751	1,063,552
Expenses:
Compensation and benefits:
Salary, bonus and benefits	88,870	89,832	176,503	170,362
Equity-based compensation	22,279	28,711	42,382	87,689
Profit sharing expense	61,635	160,778	110,264	264,737
Total Compensation and Benefits	172,784	279,321	329,149	522,788
Interest expense	7,485	4,524	14,925	7,638
General, administrative and other	21,556	25,291	44,327	49,969
Professional fees	19,725	20,211	34,689	39,663
Occupancy	10,131	10,418	20,089	20,321
Placement fees	1,665	3,489	3,185	5,275
Depreciation and amortization	11,193	11,115	22,171	22,834
Total Expenses	244,539	354,369	468,535	668,488
Other Income:
Net gains (losses) from investment activities	24,424	(9,534)	26,542	213,874
Net gains from investment activities of consolidated variable interest entities	5,800	43,425	7,128	91,160
Income from equity method investments	17,119	30,701	16,058	53,611
Interest income	860	2,726	1,585	6,054
Other income, net	1,775	2,238	6,649	19,769
Total Other Income	49,978	69,556	57,962	384,468
Income before income tax provision	157,166	287,339	244,178	779,532
Income tax provision	(9,092)	(35,037)	(14,606)	(67,586)
Net Income	148,074	252,302	229,572	711,946
Net income attributable to Non-controlling Interests	(91,646)	(180,634)	(142,217)	(568,109)
Net Income Attributable to Apollo Global Management, LLC	$56,428	$71,668	$87,355	$143,837
Distributions Declared per Class A Share	$0.33	$0.84	$1.19	$1.92
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.30	$0.33	$0.40	$0.64
Net Income Available to Class A Share – Diluted	$0.30	$0.33	$0.40	$0.64
Weighted Average Number of Class A Shares Outstanding – Basic	170,431,430	152,852,427	168,190,114	150,328,495
Weighted Average Number of Class A Shares Outstanding – Diluted	170,431,430	152,852,427	168,190,114	150,328,495
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$148,074	$252,302	$229,572	$711,946
Other Comprehensive Loss, net of tax:
Allocation of currency translation adjustment of consolidated CLOs and fund entities (net of taxes of ($0.2) million and $0.6 million for Apollo Global Management, LLC for the three and six months ended June 30, 2015, respectively	(684)	—	(10,891)	—
Net gain (loss) from change in fair value of cash flow hedge instruments	26	(1,043)	52	(1,043)
Net loss on available-for-sale securities (from equity method investment)	(68)	—	(214)	(4)
Total Other Comprehensive Loss, net of tax	(726)	(1,043)	(11,053)	(1,047)
Comprehensive Income	147,348	251,259	218,519	710,899
Comprehensive Income attributable to Non-Controlling Interests	(88,518)	(146,166)	(133,912)	(508,818)
Comprehensive Income Attributable to Apollo Global Management, LLC	$58,830	$105,093	$84,607	$202,081
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2014	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	3,184	—	—	—	3,184	—	—	3,184
Capital increase related to equity-based compensation	—	—	72,590	—	—	—	72,590	—	—	72,590
Capital contributions	—	—	—	—	135,356	—	135,356	432,804	—	568,160
Distributions	—	—	(337,282)	—	(370,662)	—	(707,944)	(172,895)	(513,741)	(1,394,580)
Distributions related to deliveries of Class A shares for RSUs	3,797,843	—	7,108	(594)	—	—	6,514	—	—	6,514
Purchase of AAA shares	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Exchange of AOG Units for Class A shares	6,218,121	—	45,173	—	—	—	45,173	—	(34,355)	10,818
Net income	—	—	—	143,837	59,291	—	203,128	201,723	307,095	711,946
Change in cash flow hedge instruments	—	—	—	—	—	(1,043)	(1,043)	—	—	(1,043)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(4)	(4)	—	—	(4)
Balance at June 30, 2014	156,296,748	1	$2,413,115	$(1,425,244)	$1,405,064	$(952)	$2,391,983	$3,134,473	$1,140,722	$6,667,178
Balance at January 1, 2015	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
Cumulative effect adjustment from adoption of accounting principles	—	—	1,771	(3,350)	(933,166)	—	(934,745)	(3,134,518)	—	(4,069,263)
Dilution impact of issuance of Class A shares	—	—	1,839	—	—	—	1,839	—	—	1,839
Capital increase related to equity-based compensation	—	—	33,593	—	—	—	33,593	—	—	33,593
Capital contributions	—	—	—	—	—	—	—	5,338	—	5,338
Distributions	—	—	(221,443)	—	—	—	(221,443)	(8,474)	(286,489)	(516,406)
Distributions related to deliveries of Class A shares for RSUs and restricted shares	7,099,114	—	4,856	(25,477)	—	—	(20,621)	—	—	(20,621)
Exchange of AOG Units for Class A shares	2,042,501	—	10,043	—	—	—	10,043	—	(7,543)	2,500
Net income	—	—	—	87,355	2,555	—	89,910	8,502	131,160	229,572
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	(5,112)	(5,112)	(5,779)	—	(10,891)
Change in cash flow hedge instruments	—	—	—	—	—	23	23	—	29	52
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(214)	(214)	—	—	(214)
Balance at June 30, 2015	172,188,169	1	$2,084,942	$(1,342,133)	$2,555	$(5,609)	$739,755	$87,264	$771,941	$1,598,960
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(dollars in thousands, except share data)

	2015	2014
Cash Flows from Operating Activities:
Net income	$229,572	$711,946
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	42,382	87,689
Depreciation and amortization	22,171	22,834
Unrealized gains from investment activities	(27,008)	(8,833)
Cash distributions of earnings from equity method investments	15,647	29,878
Income from equity method investments	(16,058)	(53,611)
Excess tax benefits from share-based payment arrangements	—	(7,108)
Deferred taxes, net	12,563	19,687
Other non-cash amounts included in net income, net	(20,322)	(23,466)
Changes in assets and liabilities:
Carried interest receivable	90,591	299,002
Due from affiliates	(18,242)	(119,833)
Other assets	(2,237)	(14,697)
Accounts payable and accrued expenses	6,968	30,308
Accrued compensation and benefits	32,279	43,763
Deferred revenue	(24,256)	(6,752)
Due to affiliates	(25,023)	(70,636)
Profit sharing payable	479	(8,028)
Other liabilities	(337)	4,134
Apollo Funds related:
Net realized gains from investment activities	(4,174)	(16,876)
Net unrealized gains from investment activities	(6,396)	(214,042)
Net realized gains on debt	—	(357)
Net unrealized losses on debt	6,929	6,528
Change in cash held at consolidated variable interest entities	232,160	(94,208)
Purchases of investments	(324,845)	(4,348,386)
Proceeds from sale of investments and liquidating distributions	185,683	4,796,355
Change in other assets	(12,176)	(164,987)
Change in other liabilities	(85,822)	37,008
Net Cash Provided by Operating Activities	$310,528	$937,312
Cash Flows from Investing Activities:
Purchases of fixed assets	$(4,230)	$(2,710)
Proceeds from disposals of fixed assets	—	13
Cash contributions to equity method investments	(93,927)	(71,563)
Cash distributions from equity method investments	23,933	27,560
Change in restricted cash	(44)	1,553
Issuance of employee loans	(25,000)	—
Other investing activities	679	—
Net Cash Used in Investing Activities	$(98,589)	$(45,147)
Cash Flows from Financing Activities:
Principal repayments of debt	$—	$(250,000)
Issuance of debt	—	499,008
Issuance costs	—	(5,478)
Net loss related to cash flow hedge instruments	—	(1,052)
Satisfaction of tax receivable agreement	(48,420)	(32,032)
Satisfaction of contingent obligations	(9,719)	(25,083)
Purchases of equity securities	(3,028)	—
Distributions related to deliveries of Class A shares for RSUs	(25,477)	(594)
Distributions paid to Non-Controlling Interests in consolidated entities	(5,609)	(8,023)
Contributions from Non-Controlling Interests in consolidated entities	58	2,040
Distributions paid	(201,208)	(303,591)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(286,489)	(513,741)
Excess tax benefits from share-based payment arrangements	—	7,108
Apollo Funds related:
Issuance of debt	—	1,168,967
Principal repayment of debt	—	(1,418,961)
Purchase of AAA units	—	(312)
Distributions paid	—	(360,905)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(2,865)	(19,414)
Contributions from Non-Controlling Interests in consolidated variable interest entities	5,280	386,007
Net Cash Used in Financing Activities	$(577,477)	$(876,056)
Net Increase (Decrease) in Cash and Cash Equivalents	(365,538)	16,109
Cash and Cash Equivalents, Beginning of Period	1,205,663	1,079,537
Cash and Cash Equivalents, End of Period	$840,125	$1,095,646
Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,928	$6,865
Interest paid by consolidated variable interest entities	5,723	76,856
Income taxes paid	4,594	23,266
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$32,810	$—
Non-cash distributions from equity method investments	(4,229)	(2,966)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$(20,235)	$(33,691)
Non-cash distributions from Non-Controlling Interests in consolidated entities from Appropriated Partners’ Capital	—	(135,357)
Non-cash contributions from Non-Controlling Interests in consolidated entities from Appropriated Partners’ Capital	—	9,757
Capital increases related to equity-based compensation	33,593	72,590
Other non-cash financing activities	1,801	4,363
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$13,978	$58,696
Due to affiliates	(11,479)	(47,878)
Additional paid in capital	(2,500)	(10,818)
Non-Controlling Interest in Apollo Operating Group	7,543	34,355
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Cash and cash equivalents	$760,491	$—
Investments, at fair value	16,930,227	—
Other Assets	280,428	—
Debt, at fair value	(13,229,570)	—
Other liabilities	(529,080)	—
Non-Controlling Interests in consolidated entities	(3,134,518)	—
Appropriated partners’ capital	(929,708)	—
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered VIEs but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 included in the 2014 Annual Report.
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
As of June 30, 2015, the Company owned, through four intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 43.8% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of June 30, 2015, Holdings owned the remaining 56.2% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

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
Venator Acquisition
On May 5, 2015, the Company acquired 100% of the assets and liabilities of Venator Real Estate Capital Partners (Hong Kong) Limited and its wholly-owned subsidiary, Venator Investment Management Consulting (Shanghai) Limited (together referred to as “Venator”), in exchange for restricted shares of Apollo Global Management, LLC. The acquisition provides the Company’s real estate segment with additional real estate investment management and related service capabilities in Asia. The transaction was accounted for as a business combination. Identifiable assets with a combined fair value of $3.0 million were acquired and liabilities with a combined fair value of $2.1 million were assumed, resulting in a bargain purchase gain of $0.9 million as of the acquisition date, which was recorded in other income, net in the condensed consolidated statement of operations.

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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt this new guidance using the modified retrospective method, which results in an effective date of adoption of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the three and six months ended June 30, 2015 in the condensed consolidated statements of operations have reflected the adoption of this accounting guidance as of January 1, 2015.
Pursuant to the new consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. As Apollo’s interests in many of these entities are solely through carried interests, performance fees, and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities under the new guidance and no further consolidation analysis is performed. Prior to adoption of the new consolidation guidance, fees received by the Company for investment management services (e.g. carried interests and performance fees) were considered variable interests. For the remaining entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).
An entity is considered a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. Under the new guidance, for limited partnerships and other similar entities, unaffiliated investors must be granted rights to either dissolve the fund or remove the general partner (“kick-out rights”) in order to not qualify as a VIE under condition (b) above. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.
As previously indicated, the consolidation assessment, including the determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo’s funds may qualify as VIEs whereas others may qualify as VOEs. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. For example, when the unaffiliated holders of equity investment at risk of a fund (assumed to be limited partnerships or similar entities) with sufficient equity to permit the fund to finance its activities without additional subordinated financial support are not granted substantive kick-out rights the fund is determined to be a VIE. Alternatively, when the unaffiliated holders of equity investment at risk are granted substantive kick-out rights, the fund is generally determined to be a VOE. Prior to adoption of the new guidance, in certain cases where the Company held a substantive equity investment at risk in the fund, the fund may be determined to be a VOE even though substantive kick-out rights were not granted to the unaffiliated holders of equity investment at risk. Under the new guidance for limited partnerships or similar entities, unaffiliated investors must have kick-out rights to be considered a VOE.
 If the entity is determined to be a VIE under the conditions above, the Company assesses whether the entity should be consolidated by determining if Apollo is the primary beneficiary of the entity. Prior to adoption of the new consolidation guidance, this analysis differed depending on the type of VIE being assessed and which consolidation model was applied. For VIEs that qualified for the deferral of the then amended consolidation rules (i.e. investment company entities), it was determined that Apollo was determined to be the primary beneficiary when its interests, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and performance fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where two or more Apollo related parties held a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the Company was determined to be the primary beneficiary to the extent it was the party within the related party group that was most closely associated with the VIE.
For VIEs that did not qualify for the deferral, such as Apollo’s CLOs which applied the then amended consolidation rules, the Company was determined to be the primary beneficiary if it held a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Under the new guidance, for all VIEs including investment company entities that previously met the deferral requirements, the Company is only determined to be the Primary Beneficiary when it has a controlling financial interest as defined above. Prior to adoption of the new guidance, when Apollo alone was not considered to have a controlling financial interest but Apollo and its related parties on an aggregate basis did have a controlling financial interest, an analysis regarding which party was most closely associated with the VIE was performed. Under the new guidance, determining which party is more closely associated with an entity is only performed when the related party group that has a controlling financial interest, shares power or is under common control. When the related party group holding a controlling financial interest is not under common control, then Apollo would only be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
Apollo continues to determine whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both the previous and the new guidance, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, and (iv) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group (only for those related parties with shared power or under common control under the new guidance) is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIEs’ economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis includes interests through related parties. Prior to adoption,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

where the VIEs had qualified for the deferral, judgments were made in estimating cash flows to evaluate which member within the equity group absorbed a majority of the expected losses or residual returns of the VIE.
Assets and liabilities of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of June 30, 2015 and December 31, 2014.
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
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of June 30, 2015, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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
Carried Interest Income from Affiliates—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on a fund’s capital, depending upon performance. Performance-based fees are assessed as a percentage of the investment performance of the funds. The carried interest income from affiliates for any period is based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the condensed consolidated statements of financial condition. The carried interest income from affiliates may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to affiliates, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset. When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the management company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is classified as deferred revenue in the condensed consolidated statements of financial condition. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by the management company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to Advisory and Transaction Fees from Affiliates in the condensed consolidated statements of operations.
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
Fair Value Option—Apollo has elected the fair value option for the Company’s investment in Athene Holding Ltd. (“Athene Holding” and together with its subsidiaries, “Athene”) and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Financial Instruments held by Consolidated VIEs
The Company has adopted the measurement alternative included in the new collateralized financing entity (“CFE”) guidance, and has applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Amounts presented for the three and six months ended June 30, 2015 in the condensed consolidated statements of operations have reflected the adoption of this accounting guidance as of January 1, 2015. Refer to the condensed consolidated statements of changes in shareholders’ equity.
Pursuant to the new CFE guidance, the Company measures both the financial assets and financial liabilities of the consolidated collateralized loan obligations (“CLOs”) in its condensed consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The Company believes the fair value of the financial assets of the consolidated CLOs are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, the Company’s condensed consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
Prior to the adoption of the new CFE guidance, the Company elected the fair value option for the assets and liabilities of the consolidated CLOs. The Company accounted for the difference between the fair value of the assets and the fair value of the liabilities of the consolidated CLOs in net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. This amount was attributed to the Company and other beneficial interest holders based on each beneficial holder’s residual interest in the consolidated CLOs. The amount attributed to other beneficial interest holders was reflected in the condensed consolidated statements of operations in net income attributable to non-controlling interests and in the condensed consolidated statements of financial condition in appropriated partners’ capital within shareholders’ equity. The amount was recorded as appropriated partners’ capital since the other holders of the CLOs’ beneficial interests, not the Company, received the benefits or absorbed the losses associated with their proportionate share of the CLOs’ assets and liabilities.
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
The consolidated VIEs also have debt obligations that are recorded at fair value. As previously noted, effective January 1, 2015 with the adoption of the new CFE guidance, the Company measures CLO debt obligations on the basis of the fair value of financial assets of the CLO. Prior to the adoption of the new CFE guidance, the primary valuation methodology used to determine fair value for debt obligations was market quotation. Prices were based on the average of the “bid” and “ask” prices. In the event

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

that market quotations were not available, a model based approach was used. The model based approach used to estimate the fair values of debt obligations for which market quotations were not available was the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations were discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating. Management used its discretion and judgment in considering and appraising relevant factors for determining the valuations of the consolidated VIEs’ debt obligations.
The adoption of the new accounting guidance resulted in a cumulative effect adjustment to appropriated partners’ capital of $3.5 million as of January 1, 2015, and an adjustment to previously reported net income of $4.0 million for the three months ended March 31, 2015, all of which was attributable to Non-controlling Interests. The adoption resulted in no impact to net income attributable to Apollo Global Management, LLC.
Goodwill and Intangible Assets
Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2015 the Company performed its annual impairment testing, and, as the fair value of each of the Company’s reporting units was in excess of its carrying value, there was no impairment of goodwill. Additionally, there was no impairment of indefinite-life intangible assets as of June 30, 2015.
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
The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and six months ended June 30, 2015 and 2014.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Other Income (Loss)
Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening reporting date and the closing reporting date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of investments, at fair value. For the year ending December 31, 2014, for the Company’s investments held by AAA (see note 3), a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the condensed consolidated statements of operations.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue guidance. The FASB expects to issue its final standard formally amending the effective date by the end of the third quarter 2015. The amended guidance would permit public business entities to apply the new revenue guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017 (i.e., beginning in the first interim period within the year of adoption). Public business entities would be permitted to apply the new revenue guidance early, but not before the original public business entity effective date (i.e., annual periods beginning after December 15, 2016). Public business entities choosing this option will apply the new revenue guidance to all interim reporting periods within the year of adoption. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements, including the timing of the recognition of carried interest income.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Early adoption is permitted. As noted earlier, the Company adopted this guidance on a modified retrospective basis by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015.

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

In February 2015, the FASB issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Existing guidance includes different requirements for performing a consolidation analysis if, among other factors, the entity under evaluation is any one of the following: (1) a legal entity that qualifies for the indefinite deferral under the amended consolidation rules, (2) a legal entity that is within the scope of the amended consolidation rules, or (3) a limited partnership or similar entity that is considered a voting interest entity. Under the new guidance, all reporting entities are within the scope of the new standard, including limited partnerships and similar

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions (e.g., are both customary and commensurate with the level of effort required for the services provided) no longer cause decision makers to consolidate VIEs in certain instances. The new guidance places more emphasis in the consolidation evaluation on variable interests other than the fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the new guidance reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the new guidance using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying the amendments retrospectively. As noted in the “Summary of Significant Accounting Policies” above the Company has adopted this guidance on a modified retrospective basis. This guidance has resulted in the deconsolidation of certain investment vehicles the Company manages, as further described in note 4.

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

In May 2015, the FASB issued guidance to eliminate diversity in practice related to how certain investments measured at net asset value are categorized within the fair value hierarchy. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Pursuant to the guidance, a reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

3. INVESTMENTS
The following table represents Apollo’s investments:

	As of June 30, 2015	As of December 31, 2014
Investments, at fair value	$444,830	$2,499,128
Equity method investments	529,005	380,878
Total Investments	$973,835	$2,880,006

Investments, at Fair Value

Investments, at fair value, consist of financial instruments held by AAA, the Company’s investment in Athene Holding, investments held by the Apollo Credit Senior Loan Fund, L.P. (“Apollo Senior Loan Fund”), and other investments held by the Company at fair value. The following table presents the Company’s investments, at fair value as of June 30, 2015 and December 31, 2014:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of June 30, 2015				As of December 31, 2014
	Fair Value				Fair Value
Investments, at Fair Value	Private Equity	Credit	Total	Cost	Private Equity	Credit	Total	Cost
AAA(1)(2)	$—	$—	$—	$—	$2,144,118	$—	$2,144,118	$1,494,358
Athene Holding	30,148	384,578	414,726	387,526	25,104	299,410	324,514	324,293
Apollo Senior Loan Fund	—	29,475	29,475	29,335	—	29,896	29,896	30,100
Other Investments	482	147	629	621	486	114	600	3,318
Total	$30,630	$414,200	$444,830	$417,482	$2,169,708	$329,420	$2,499,128	$1,852,069

(1)	AAA has been deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new guidance, as described in note 2.

(2)	As of December 31, 2014, the financial instruments held by AAA represented 98.6% of net assets of consolidated funds (excluding VIEs).
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
The Company elected the fair value option for its investment in Athene Holding at the time of settlement of the Athene Services Derivative and AAA Services Derivative. The Company has classified this investment as a Level III asset in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The investment is valued based on the price of a common share of Athene Holding, which at June 30, 2015 and December 31, 2014 was determined using the embedded value method based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The net assets of Athene consist of the current and projected assets less the current and projected liabilities related to in force insurance contracts. For purposes of the excess capital calculation the assets are valued at fair value using our valuation methodology disclosed in note 2. The approach of using actuarially projected asset and liability income to value an insurance company is widely used by market participants in the insurance industry, particularly in private company acquisitions. The embedded value of the in force insurance contracts incorporates actuarial projections of expected income utilizing most recently available policyholder contract and experience data, industry information and assumptions, general economic and market conditions, and other factors deemed relevant, including the cost of capital. In addition, consideration is also given to comparable company multiples in the determination of fair value. See note 5 for further discussion regarding fair value leveling and note 12 for further information regarding Athene.

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
Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities in the condensed consolidated statements of operations include net realized gains (losses) from sales of investments, and the change in net unrealized gains (losses) resulting from changes in fair value or reversal of realization of gains/losses of the consolidated funds’ investments and realization of previously unrealized gains/losses. Additionally, net gains from investment activities include changes in the fair value of investments held at fair value. The following tables present Apollo’s net gains (losses) from investment activities for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$137	$137
Change in net unrealized gains due to changes in fair values	998	23,289	24,287
Net Gains from Investment Activities	$998	$23,426	$24,424

	For the Three Months Ended June 30, 2014
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$41	$41
Change in net unrealized gains due to changes in fair values	(436)	(9,139)	(9,575)
Net Gains from Investment Activities	$(436)	$(9,098)	$(9,534)

	For the Six Months Ended June 30, 2015
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$153	$153
Change in net unrealized gains due to changes in fair values	998	25,391	26,389
Net Gains from Investment Activities	$998	$25,544	$26,542

	For the Six Months Ended June 30, 2014
	Private Equity	Credit	Total
Realized gains on sales of investments	$—	$153	$153
Change in net unrealized gains due to changes in fair values	204,927	8,794	213,721
Net Gains from Investment Activities	$204,927	$8,947	$213,874

Equity Method Investments
Apollo’s equity method investments include its investments in Apollo private equity, credit and real estate funds, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of operating income generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments as of June 30, 2015 and December 31, 2014 consisted of the following:

	Equity Held as of
	June 30, 2015		% of Ownership		December 31, 2014		% of Ownership
Private Equity Funds:
AP Alternative Assets, L.P. ("AAA")(6)	$54,153		2.370%		$—		—%
AAA Investments, L.P. (“AAA Investments”)	1,377		0.057		1,293		0.057
Apollo Investment Fund IV, L.P. (“Fund IV”)	8		0.036		8		0.022
Apollo Investment Fund V, L.P. (“Fund V”)	60		0.041		68		0.031
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,812		0.118		6,173		0.114
Apollo Investment Fund VII, L.P. (“Fund VII”)	73,038		1.231		78,286		1.223
Apollo Investment Fund VIII, L.P. (“Fund VIII”)	84,741		2.235		33,099		2.241
Apollo Natural Resources Partners, L.P. (“ANRP”)	7,120		0.822		5,608		0.807
AION Capital Partners Limited (“AION”)	17,301		5.961		14,707		6.113
Apollo Asia Private Credit Fund, L.P. (“APC”)	53		0.044		47		0.044
VC Holdings, L.P. Series A (“Vantium A/B”)	15		6.450		12		6.450
VC Holdings, L.P. Series C (“Vantium C”)	63		2.071		48		2.071
VC Holdings, L.P. Series D (“Vantium D”)	170		6.345		180		6.345
Total Private Equity Funds(5)	240,911				139,529
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	6,707		0.816		6,997		0.841
Apollo Value Strategic Fund, L.P. (“VIF”)	140		0.088		146		0.067
Apollo Strategic Value Fund, L.P. (“SVF”)	9		0.035		10		0.033
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	2,478		2.936		4,128		2.771
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	2,165		1.879		2,298		1.870
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	2,018		1.489		2,249		1.497
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	14,599		1.040		13,102		1.061
Apollo European Principal Finance Fund, L.P. (“EPF I”)	5,428		1.371		7,647		1.449
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	38,677		1.760		44,523		1.760
Apollo Investment Europe II, L.P. (“AIE II”)	2,286		4.058		3,203		1.937
Apollo Europe Co-Investors III (D), LLC (“AIE III”)	2,366		2.922		1,540		2.914
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	14,543		1.186		14,049		1.186
Apollo Senior Floating Rate Fund Inc. (“AFT”)	92		0.034		86		0.031
Apollo Residential Mortgage, Inc. (“AMTG”) (3)	4,311	(1)	0.592	(1)	4,263	(2)	0.593	(2)
Apollo European Credit, L.P. (“AEC”)	2,431		1.081		2,443		1.081
Apollo European Strategic Investments, L.P. (“AESI”)	3,025		0.990		3,834		0.990
Apollo European Strategic Investments II, L.P. (AESI II”)	571		0.990		123		0.990
Apollo Centre Street Partnership, L.P. (“ACSP”)	10,504		2.484		11,474		2.439
Apollo Investment Corporation (“AINV”) (4)	63,397	(1)	3.212	(1)	64,382	(2)	3.057	(2)
Apollo SK Strategic Investments, L.P. (“SK”)	1,707		0.990		1,693		0.990
Apollo SPN Investments I, L.P.	5,393		0.574		5,500		0.720
CION Investment Corporation (“CION”)	1,000		0.142		1,000		0.206
Apollo Tactical Income Fund Inc. (“AIF”)	83		0.031		84		0.032
Apollo Franklin Partnership, L.P. (“Franklin Fund”)	9,255		9.091		9,647		9.091
Apollo Zeus Strategic Investments, L.P. (“Zeus”)	7,589		3.398		6,404		3.392
Apollo Lincoln Fixed Income Fund, L.P.	1,863		1.089		1,398		0.993
Apollo Lincoln Private Credit Fund, L.P.	252		0.990		194		0.990
Apollo Structured Credit Recovery Master Fund III, L.P.	1,225		0.278		315		0.126
Apollo Total Return Fund L.P.	165		0.039		163		0.046
Apollo Credit Short Opportunities Fund L.P.	18		0.016		19		0.027
MidCap FinCo Limited (“MidCap”)	50,228		5.408		—		—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	2,766		2.439		—		—
Apollo A-N Credit Fund, L.P.	1,537		1.970		—		—
Total Credit Funds(5)	258,828				212,914
Real Estate:
ARI(3)	14,075	(1)	1.200	(1)	13,989	(2)	1.495	(2)
AGRE U.S. Real Estate Fund, L.P.	10,878		2.660		10,519		1.845
CPI Capital Partners North America, L.P.	122		0.410		137		0.408
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

CPI Capital Partners Asia Pacific, L.P.	92	0.039	96	0.039
Apollo GSS Holding (Cayman), L.P.	3,552	4.750	3,564	4.750
BEA/AGRE China Real Estate Fund, L.P.	90	1.031	87	1.031
Other	452	NM	38	NM
Total Real Estate Funds(5)	29,266		28,435
Total	$529,005		$380,878

(1)	Amounts are as of March 31, 2015.

(2)	Amounts are as of September 30, 2014.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $53,842 and $53,693 based on the quoted market price as of June 30, 2015 and December 31, 2014, respectively.

(5)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(6)
AAA has been deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new accounting guidance, as described in note 2. As a result, the Company’s investment in AAA no longer eliminates in consolidation.

As of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, no equity method investment held by Apollo met the significance criteria as defined by the SEC. As such, Apollo is not required to present summarized income statement information for any of its equity method investments.

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
Consolidated Variable Interest Entities
Apollo has consolidated VIEs in accordance with the policy described in note 2. Through its role as investment manager of these VIEs, the Company determined that Apollo has the power to direct the activities that most significantly impact the economic performance of these VIEs. Additionally, Apollo determined that its interests, both directly and indirectly from these VIEs, represent rights to returns that could potentially be significant to such VIEs. As a result, Apollo determined that it is the primary beneficiary and therefore should consolidate the VIEs.
Deconsolidation of CLOs
CLOs are generally determined to be VIEs if they are formed solely to issue collateralized notes in the legal form of debt and therefore do not have sufficient total equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. Prior to adoption of the new consolidation guidance, Apollo was considered to possess a controlling financial interest in, and therefore consolidated, such CLOs as Apollo’s role as collateral manager provided the Company with the power to direct the activities that most significantly impacted the CLO’s economic performance and the Company had the right to receive certain benefits from the CLO through incentive fees that could potentially be significant to the CLO. Under the new guidance, the majority of these CLOs have been deconsolidated as the incentive fees received by Apollo from the deconsolidated CLOs are not considered variable interests. Accordingly, the Company deconsolidated approximately $14.6 billion in assets and $13.7 billion in liabilities related to these entities reflected as of January 1, 2015. The net impact of the deconsolidation is reflected in the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2015.
As a result of the adoption, certain deconsolidation adjustments have been recorded to various line items on the condensed consolidated financial statements have been adjusted to remove the impact of intercompany eliminations. These adjustments impacted multiple line items within total revenues and other income, as well as net income attributable to Non-

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

controlling Interests on the condensed consolidated statements of operations, as well as multiple line items within the condensed consolidated statements of financial condition, including goodwill.
Consolidated CLOs
Certain CLOs remain consolidated by Apollo as the Company continues to be considered to hold a controlling financial interest through direct and indirect interests in these CLOs exclusive of management and performance based fees received. Through its role as collateral manager of these VIEs, the Company determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. These CLOs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt.
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments into certain consolidated CLOs denominated in foreign currencies. As of June 30, 2015, the Company had invested $44.1 million in consolidated foreign currency denominated CLOs, which eliminates in consolidation.
Pursuant to the terms of certain bank loan agreements, the consolidated VIEs have unfunded contingent liabilities of $7.7 million as of June 30, 2015.
Investment in Champ L.P.
On September 30, 2014, the Company, through a wholly-owned subsidiary, acquired a 25.6% ownership interest in Champ L.P. following which a wholly-owned subsidiary of Champ L.P. then acquired a 35% ownership interest in KBC Bank Deutschland AG (“KBC Bank”), the German subsidiary of Belgian KBC Group NV (the “KBC Transaction”). Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and the bank will operate under the name BKB Bank. As of June 30, 2015, the Company had invested $16.6 million in Champ L.P. The Company, together with other affiliated investors, in aggregate, own 100% of Champ L.P.
The Company, through its aforementioned wholly-owned subsidiary, is the general partner and primary beneficiary of Champ L.P., which meets the definition of a VIE. Accordingly, the Company has consolidated Champ L.P. in accordance with the policy described in note 2. The Company’s investment in Champ L.P. is eliminated in consolidation.
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net unrealized gains (losses) from investment activities	$(4,346)	$10,449	$6,243	$9,538
Net realized gains (losses) from investment activities	3,305	(192)	3,831	16,822
Net gains (losses) from investment activities	(1,041)	10,257	10,074	26,360
Net unrealized losses from debt	1,315	7,591	(6,929)	(6,528)
Net realized gains from debt	—	—	—	357
Net gains (losses) from debt	1,315	7,591	(6,929)	(6,171)
Interest and other income	11,105	147,142	18,048	318,136
Interest and other expenses	(5,579)	(121,565)	(14,065)	(247,165)
Net Gains from Investment Activities of Consolidated Variable Interest Entities	$5,800	$43,425	$7,128	$91,160

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015				As of December 31, 2014
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$754,699	2.25%		12.6	$13,459,387	1.60%		7.8
Subordinated Notes(2)(3)	84,482	N/A	(1)	15.6	1,183,834	N/A	(1)	9.0
Total	$839,181				$14,643,221

(1)	The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of June 30, 2015 and December 31, 2014 was $831.5 million and $14,123.1 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of June 30, 2015 and December 31, 2014, the fair value of the consolidated VIE assets was $1,088.0 million and $17,070.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of June 30, 2015, the Company was not aware of any instances of non-compliance with any of these covenants.
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of June 30, 2015 and December 31, 2014. In addition, the tables present the maximum exposure to losses relating to these VIEs. As noted earlier, as a result of the adoption of the FASB’s new consolidation guidance, the Company is no longer considered to have a variable interest in many of the entities that it manages where its sole interest in an entity is either through carried interest, performance fees or other indirect interests which are not considered to absorb more than an insignificant amount of expected losses or returns of the entity.

	As of June 30, 2015
	Total Assets		Total Liabilities		Apollo Exposure
Total	$4,504,876	(1)	$1,066,911	(2)	$171,187	(3)

(1)	Consists of $233.3 million in cash, $4,247.8 million in investments and $23.7 million in receivables.

(2)	Represents $1,066.9 million in debt and other payables.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, is $2,613.3 million as of June 30, 2015 as discussed in note 13.

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

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2,892.8 million as of December 31, 2014.

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities by the fair value hierarchy as of June 30, 2015 and December 31, 2014, respectively:

	As of June 30, 2015
	Level I(6)	Level II(6)	Level III	Total
Assets
Investments held by Apollo Senior Loan Fund(1)	$—	$27,472	$2,003	$29,475
Other Investments(1)	—	—	629	629
Investment in Athene Holding(2)	—	—	414,726	414,726
Investments of VIEs, at fair value(4)	—	822,211	132,079	954,290
Total Assets	$—	$849,683	$549,437	$1,399,120

Liabilities
Liabilities of VIEs, at fair value(4)(5)	$—	$831,472	$11,714	$843,186
Contingent Consideration Obligations(3)	—	—	92,968	92,968
Total Liabilities	$—	$831,472	$104,682	$936,154

	As of December 31, 2014
	Level I(6)	Level II(6)	Level III	Total
Assets
Investment in AAA Investments(1)	$—	$—	$2,144,118	$2,144,118
Investments held by Apollo Senior Loan Fund(1)	—	25,537	4,359	29,896
Other Investments(1)	—	—	600	600
Investment in Athene Holding(2)	—	—	324,514	324,514
AAA/Athene Receivable(2)	—	—	61,292	61,292
Investments of VIEs, at fair value(4)	176	13,135,564	2,522,913	15,658,653
Total Assets	$176	$13,161,101	$5,057,796	$18,219,073

Liabilities
Liabilities of VIEs, at fair value(4)(5)	$—	$1,793,353	$12,343,021	$14,136,374
Contingent Consideration Obligations(3)	—	—	96,126	96,126
Total Liabilities	$—	$1,793,353	$12,439,147	$14,232,500

(1)	See note 3 for further disclosure regarding the investment in AAA Investments, investments held by Apollo Senior Loan Fund, and other investments.

(2)	See note 12 for further disclosure regarding the investment in Athene Holding and the AAA/Athene Receivable.

(3)	See note 13 for further disclosure regarding contingent consideration obligations.

(4)	See note 4 for further disclosure regarding VIEs.

(5)
As of June 30, 2015, liabilities of VIEs, at fair value includes debt and other liabilities of $831.5 million and $11.7 million, respectively. As of December 31, 2014, liabilities of VIEs, at fair value includes debt and other liabilities of $14,123.1 million and $13.3 million, respectively. Other liabilities include contingent obligations classified as Level III.

(6)	All Level I and Level II investments and liabilities were valued using third party pricing.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

There were no transfers of financial assets into Level I for the three and six months ended June 30, 2015 and 2014. In addition, there were no transfers of financial liabilities between Level I and Level II for the three and six months ended June 30, 2015 and 2014. The following table summarizes the transfers of financial assets from Level I into Level II for positions that existed as of the three and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Transfers from Level I into Level II	$—	$4,084	$—	$4,084
Transfers were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended June 30, 2015
	Investments held by Apollo Senior Loan Fund	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$3,588	$507	$329,487	$60,155	$116,804	$510,541
Purchases	987	269	—	—	12,220	13,476
Sales of investments/distributions	(1,955)	(47)	—	—	(4,130)	(6,132)
Net realized gains	20	—	—	—	2,628	2,648
Changes in net unrealized gains (losses)	(3)	(100)	25,084	—	(2,464)	22,517
Cumulative translation adjustment	—	—	—	—	3,265	3,265
Transfer into Level III(1)	869	—	—	—	17,852	18,721
Transfer out of Level III(1)	(1,503)	—	—	—	(14,096)	(15,599)
Settlement of receivable(2)	—	—	60,155	(60,155)	—	—
Balance, End of Period	$2,003	$629	$414,726	$—	$132,079	$549,437
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$(86)	$(100)	$25,084	$—	$—	$24,898
Change in net unrealized losses included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	(895)	(895)

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(2)	See note 12 for further disclosure regarding the settlement of the AAA/Athene receivable and the investment in Athene Holding.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,147,415	$—	$59,324	$206,476	$—	$—	$1,837,451	$4,250,666
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	13,524	13,524
Fees	—	—	—	(1,306)	—	55,836	—	54,530
Purchases	—	1,990	855	—	2,083	—	49,861	54,789
Sales of investments/distributions	—	(1,503)	(65)	—	—	—	(116,549)	(118,117)
Net realized gains (losses)	—	10	—	24,242	—	—	(20,248)	4,004
Changes in net unrealized gains (losses)	(436)	8	(8,942)	(24,242)	—	—	9,077	(24,535)
Transfer into Level III(1)	—	482	—	—	—	—	440,411	440,893
Transfer out of Level III(1)	—	—	—	—	—	—	(161,665)	(161,665)
Settlement of derivatives(2)	—	—	—	(205,170)	205,170	—	—	—
Balance, End of Period	$2,146,979	$987	$51,172	$—	$207,253	$55,836	$2,051,862	$4,514,089
Change in net unrealized gains (losses) included in Net Gains from Investment Activities related to investments still held at reporting date	$(436)	$5	$(8,942)	$—	$—	$—	$—	$(9,373)
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	1,273	1,273

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(2)	See note 12 for further disclosure regarding the settlement of the Athene Services Derivative, the AAA Services Derivative and the investment in Athene Holding.

	For the Six Months Ended June 30, 2015
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,144,118	$4,359	$600	$324,514	$61,292	$2,522,913	$5,057,796
Adoption of accounting guidance	(2,144,118)	—	—	—	—	(2,399,130)	(4,543,248)
Fees	—	—	—	—	1,942	—	1,942
Purchases	—	2,479	269	—	—	21,361	24,109
Sales of investments/distributions	—	(2,603)	(47)	—	—	(9,623)	(12,273)
Net realized gains	—	24	—	—	—	2,747	2,771
Changes in net unrealized gains (losses)	—	(41)	(193)	26,978	—	546	27,290
Cumulative translation adjustment	—	—	—	—	—	(9,844)	(9,844)
Transfer into Level III(1)	—	1,804	—	—	—	32,476	34,280
Transfer out of Level III(1)	—	(4,019)	—	—	—	(29,367)	(33,386)
Settlement of receivable(2)	—	—	—	63,234	(63,234)	—	—
Balance, End of Period	$—	$2,003	$629	$414,726	$—	$132,079	$549,437
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$—	$(124)	$(193)	$26,978	$—	$—	$26,661
Change in net unrealized gains included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	472	472

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

(2)	See note 12 for further disclosure regarding the settlement of the AAA/Athene receivable and the investment in Athene Holding.

	For the Six Months Ended June 30, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$—	$—	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	(1,096)	(1,096)
Fees	—	—	—	60,422	—	55,836	—	116,258
Purchases	—	1,990	1,725	—	2,083	—	314,924	320,722
Sales of investments/distributions	—	(1,509)	(143)	—	—	—	(297,984)	(299,636)
Net realized gains (losses)	—	10	—	24,242	—	—	(21,202)	3,050
Changes in net unrealized gains (losses)	204,928	36	9,217	(10,203)	—	—	26,612	230,590
Transfer into Level III(1)	—	482	—	—	—	—	581,764	582,246
Transfer out of Level III(1)	—	(914)	—	—	—	—	(470,693)	(471,607)
Settlement of derivatives(2)	—	—	—	(205,170)	205,170	—	—	—
Balance, End of Period	$2,146,979	$987	$51,172	$—	$207,253	$55,836	$2,051,862	$4,514,089
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$204,928	$3	$9,217	$—	$—	$—	$—	$214,148
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	14,212	14,212

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(2)	See note 12 for further disclosure regarding the settlement of the Athene Services Derivative, the AAA Services Derivative and the investment in Athene Holding.

The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended June 30,
	2015			2014
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$13,274	$98,994	$112,268	$10,422,320	$126,473	$10,548,793
Elimination of debt attributable to consolidation of VIEs	—	—	—	22,118	—	22,118
Additions	—	—	—	145,001	—	145,001
Payments	—	(4,790)	(4,790)	(282,171)	(10,525)	(292,696)
Net realized gains	—	—	—	—	—	—
Changes in net unrealized gains(2)	—	(1,236)	(1,236)	(16,643)	(728)	(17,371)
Cumulative translation adjustment	(1,560)	—	(1,560)	—	—	—
Transfers into Level III(1)	—	—	—	57,819	—	57,819
Transfers out of Level III(1)	—	—	—	(137,108)	—	(137,108)
Balance, End of Period	$11,714	$92,968	$104,682	$10,211,336	$115,220	$10,326,556
Change in net unrealized gains included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$—	$—	$—	$(16,856)	$—	$(16,856)

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

(2)	Change in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

	For the Six Months Ended June 30,
	2015				2014
	Liabilities of Consolidated VIEs		Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs		Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,343,021		$96,126	$12,439,147	$9,994,147		$135,511	$10,129,658
Elimination of debt attributable to consolidation of VIEs	—		—	—	6,724		—	6,724
Adoption of accounting guidance	(11,433,815)		—	(11,433,815)	—		—	—
Additions	—		—	—	895,967		—	895,967
Payments	—		(9,719)	(9,719)	(840,779)		(25,084)	(865,863)
Net realized gains	—		—	—	(357)		—	(357)
Changes in net unrealized (gains) losses(2)	(8,244)		6,561	(1,683)	(11,010)		4,793	(6,217)
Cumulative translation adjustment	(92,290)		—	(92,290)	—		—	—
Transfers into Level III	—		—	—	374,071	(1)	—	374,071
Transfers out of Level III	(796,958)	(3)	—	(796,958)	(207,427)	(1)	—	(207,427)
Balance, End of Period	$11,714		$92,968	$104,682	$10,211,336		$115,220	$10,326,556
Change in net unrealized gains included in Net (Losses) Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$—		$—	$—	$(22,012)		$—	$(22,012)

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial liabilities to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(2)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

(3)
Upon adoption of new accounting guidance (see note 2), the debt obligations of consolidated CLOs are no longer categorized as Level III financial liabilities under the fair value hierarchy. As of June 30, 2015, these financial liabilities are measured on the basis of the fair value of the financial assets of the consolidated CLOs and are categorized as Level II.

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of June 30, 2015 and December 31, 2014:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of June 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
Apollo Senior Loan Fund	$2,003	Third Party Pricing(1)	N/A	N/A	N/A
Investments in Other	629	Other	N/A	N/A	N/A
Investment in Athene Holding	414,726	Discounted Cash Flow	Discount Rate	15.0%	15.0%
Investments of Consolidated VIEs:
Bank Debt Term Loans	42,170	Third Party Pricing(1)	N/A	N/A	N/A
Corporate Loans/Bonds/CLO Notes	28,671	Third Party Pricing(1)	N/A	N/A	N/A
Equity Securities	53,858	Market Comparable Companies	Comparable Multiples	0.78x	0.78x
		Discounted Cash Flow	Discount Rate	14.4%	14.4%
Other	7,380	Net Asset Value	N/A	N/A	N/A
Total Investments of Consolidated VIEs	132,079
Total Financial Assets	$549,437
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent Obligation	$11,714	Other	N/A	N/A	N/A
Contingent Consideration Obligation	92,968	Discounted Cash Flow	Discount Rate	10.0% - 18.0%	16.0%
Total Financial Liabilities	$104,682

(1)	These securities are valued primarily using broker quotes.

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

Investment in Athene Holding and AAA/Athene Receivable
As of June 30, 2015, the significant unobservable input used in the fair value measurement of the investment in Athene Holding is the discount rate applied in the valuation model. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the expected required rate of return based on the risk profile of similar cash flows.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the bank debt term loans and equity securities include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
The significant unobservable inputs used in the fair value measurement of the subordinated and senior secured notes include the discount rate applied in the valuation models, default and recovery rates applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of subordinated and senior secured notes; conversely a decrease in the discount rate can significantly increase the fair value of subordinated and senior secured notes. The discount rate is determined based on the market rates an investor would expect for similar subordinated and senior secured notes with similar risks. As of June 30, 2015, due to the adoption of new accounting guidance (see note 2), the debt obligations of the consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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

6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of June 30, 2015	As of December 31, 2014
Private Equity	$583,444	$672,119
Credit	250,997	226,430
Real Estate	22,172	13,117
Total carried interest receivable	$856,613	$911,666

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the carried interest receivable balance for the six months ended June 30, 2015:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2015	$672,119	$226,430	$13,117	$911,666
Change in fair value of funds(1)	145,362	76,933	4,348	226,643
Fund distributions to the Company	(234,037)	(92,724)	(2,329)	(329,090)
Adoption of new accounting guidance	—	40,358	7,036	47,394
Carried interest receivable, June 30, 2015	$583,444	$250,997	$22,172	$856,613

(1)
Included in unrealized carried interest income (loss) from affiliates for the six months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, ACLF and certain SIAs within the credit segment of $9.1 million, $5.9 million and $27.1 million, respectively. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations with respect to Fund V, ACLF and certain SIAs within the credit segment was $60.6 million, $16.7 million and $53.2 million, respectively, as of June 30, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds and certain credit and real estate funds is payable and is distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return. For most credit funds, carried interest is payable based on realizations after the end of the relevant fund’s fiscal year or fiscal quarter, subject to high watermark provisions.

7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of June 30, 2015	As of December 31, 2014
Private Equity	$246,348	$240,595
Credit	176,250	186,307
Real Estate	9,575	7,950
Total profit sharing payable	$432,173	$434,852
The table below provides a roll-forward of the profit sharing payable balance for the six months ended June 30, 2015:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2015	$240,595	$186,307	$7,950	$434,852
Profit sharing expense (1)	91,007	22,916	2,750	116,673
Payments/other	(85,254)	(32,973)	(1,125)	(119,352)
Profit sharing payable, June 30, 2015	$246,348	$176,250	$9,575	$432,173

(1)
Includes both of the following: (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations (see notes 5 and 13) recognized in connection with certain Apollo acquisitions.

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
The Company’s provision for income taxes totaled $9.1 million and $35.0 million for the three months ended June 30, 2015 and 2014, respectively, and $14.6 million and $67.6 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s effective tax rate was approximately 5.8% and 12.2% for the three months ended June 30, 2015 and 2014, respectively, and 6.0% and 8.7% for the six months ended June 30, 2015 and 2014, respectively.
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
The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of June 30, 2015, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2011 through 2014 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2012 tax year. The State and City of New York is examining certain subsidiaries’ tax returns for tax years 2011 and 2013, and the City of Los Angeles is examining certain subsidiaries’ tax returns for the years 2011 to 2013. Additionally, the Company completed the Internal Revenue Service examination of the tax return for 2011 for Apollo Global Management, LLC with no change.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recognized an additional step-up in tax basis of intangibles as a result of subsequent exchanges of AOG Units for Class A shares in 2014 and 2015. As a result of these exchanges of AOG Units for Class A shares, there were increases in the deferred tax asset established from the 2007 Reorganization which were recorded in deferred tax assets in the condensed consolidated statements of financial condition for the expected tax benefit associated with these increases. A related tax receivable agreement liability was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 12). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which were recorded in the condensed consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2015 and 2014. The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over the same period.
The tables below present the transactions related to the exchange of AOG Units for Class A shares during the six months ended June 30, 2015 and 2014 and the resulting impact to the deferred tax asset, tax receivable agreement liability and additional paid-in capital.

	For the Six Months Ended June 30, 2015
Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2015	$13,978	$11,478	$2,500

	For the Six Months Ended June 30, 2014
Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2014	$58,696	$47,878	$10,818

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of June 30, 2015		As of December 31, 2014
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.38%	$500,000	1.36%
2024 Senior Notes(1)	499,108	4.00	499,058	4.00
2014 AMI Term Facility I(2)	14,917	2.18	16,204	2.34
2014 AMI Term Facility II(3)	17,263	1.91	18,752	1.93
Total Debt	$1,031,288		$1,034,014

(1)	Includes impact of any amortization of note discount.

(2)
On July 3, 2014, Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into a €13.4 million five year credit agreement (the “2014 AMI Term Facility I”). Proceeds from the borrowing were used to fund the Company’s investment in a European CLO it manages.

(3)
On December 9, 2014, AMI entered into a €15.5 million five year credit agreement (the “2014 AMI Term Facility II”). Proceeds from the borrowing were used to fund the Company’s investment in a European CLO it manages.

2013 AMH Credit Facilities—On December 18, 2013, AMH and its subsidiaries and certain other subsidiaries of the Company (collectively, the “Borrowers”) entered into new credit facilities (the “2013 AMH Credit Facilities”) with JPMorgan Chase Bank, N.A. The 2013 AMH Credit Facilities provide for (i) a term loan facility to AMH (the “Term Facility”) that includes $750 million of the term loan from third-party lenders and $271.7 million of the term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with a final maturity date of January 18, 2019.
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of June 30, 2015 was 1.41% and the commitment fee as of June 30, 2015 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $1.9 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.2 million and 0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.
The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is approximately $501.3 million based on obtained broker quotes as of June 30, 2015. The $500.0 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2015 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities. The Company has determined that the long-term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.
The 2013 AMH Credit Facilities are guaranteed and collateralized by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., Apollo Principal Holdings X L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of June 30, 2015 and December 31, 2014, the Revolver Facility was undrawn.

2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $5.0 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and $10.0 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.

The Company capitalized debt issuance costs of $5.5 million incurred in connection with the issuance of the 2024 Senior Notes, which was recorded in other assets in the condensed consolidated statements of financial condition as of June 30, 2015, to be amortized over the term of the notes. Debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

The 2024 Senior Notes are guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indenture governing the 2024 Senior Notes (the “2024 Senior Notes Indenture”). The 2024 Senior Notes Indenture includes covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2024 Senior Notes Indenture also provides for customary events of default.

The estimated fair value of the Company’s long-term debt obligation related to the 2024 Senior Notes is approximately $497.9 million based on obtained broker quotes as of June 30, 2015. The face amount of $500.0 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes. The Company has determined that the long-term debt obligation related to the 2024 Senior Notes would be categorized as a Level II liability in the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.

10. NET INCOME (LOSS) PER CLASS A SHARE
U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of undistributed losses, the undistributed loss is allocated to participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The remaining undistributed earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding Class A shares and includes the number of additional Class A shares that would have been outstanding if the dilutive potential Class A shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the issuance of these potential Class A shares.
The table below presents basic and diluted net income per Class A share using the two-class method for the three and six months ended June 30, 2015 and 2014:

	Basic and Diluted
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
Numerator:
Net income attributable to Apollo Global Management, LLC	$56,428		$71,668		$87,355		$143,837
Distributions declared on Class A shares	(56,815)	(1)	(129,988)	(2)	(201,209)	(1)	(290,855)	(2)
Distributions on participating securities(5)	(4,971)		(20,950)		(20,234)		(46,427)
Earnings allocable to participating securities	—	(3)	—	(3)	—	(3)	—	(3)
Undistributed loss attributable to Class A shareholders: Basic and Diluted	(5,358)		(79,270)		(134,088)		(193,445)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	170,431,430		152,852,427		168,190,114		150,328,495
Net Income per Class A share: Basic and Diluted
Distributed Income	$0.33		$0.85		$1.20		$1.93
Undistributed Loss	(0.03)		(0.52)		(0.80)		(1.29)
Net Income per Class A Share: Basic and Diluted(4)	$0.30		$0.33		$0.40		$0.64

(1)	The Company declared an $0.86 and $0.33 distribution on Class A shares on February 5, 2015 and May 7, 2015, respectively.

(2)	The Company declared a $1.08 and $0.84 distribution on Class A shares on February 7, 2014 and May 8, 2014, respectively.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)	For the three and six months ended June 30, 2015 and 2014, the Company had an undistributed loss attributable to Class A shareholders and none of the classes of securities resulted in dilution.

(5)	Participating securities consist of vested and unvested RSUs and unvested restricted shares that have rights to distribution equivalents.
On October 24, 2007, the Company commenced the granting of RSUs that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants.” The weighted average vested RSUs were 11.7 million and 21.1 million for the three months ended June 30, 2015 and 2014, respectively, and 13.2 million and 21.3 million for the six months ended June 30, 2015 and 2014, respectively. The weighted average unvested RSUs that participated in distributions were 4.8 million and 4.0 million for the three months ended June 30, 2015 and 2014, respectively, and 4.8 million and 3.7 million for the six months ended June 30, 2015 and 2014, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In addition, certain share options have been granted to employees under the Company’s 2007 Omnibus Equity Incentive Plan. Weighted average unexercised options were 0.2 million and 0.2 million for the three months ended June 30, 2015 and 2014, respectively, and 0.2 million and 0.9 million for the six months ended June 30, 2015 and 2014, respectively.
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
If all of the outstanding AOG Units were exchanged for Class A shares, the result would be an additional 220.6 million and 222.7 million Class A shares added to the basic earnings per share calculations at June 30, 2015 and 2014, respectively. The weighted average AOG Units outstanding were 221.4 million and 225.7 million for the three months ended June 30, 2015 and 2014, respectively, and 222.0 million and 227.3 million for the six months ended June 30, 2015 and 2014, respectively.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 63.4% and 66.6% of the total voting power of the Company’s shares entitled to vote as of June 30, 2015 and 2014, respectively.
The table below presents transactions in Class A shares each quarter during the six months ended June 30, 2015 and the year ended December 31, 2014, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)		Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2014	Issuance	2,672		39.0%	39.4%	61.0%	60.6%
Quarter Ended June 30, 2014	Issuance/Exchange	7,344	(1)	39.4%	41.2%	60.6%	58.8%
Quarter Ended September 30, 2014	Issuance	3,660		41.2%	41.8%	58.8%	58.2%
Quarter Ended December 31, 2014	Issuance/Exchange	3,090	(1)	41.8%	42.3%	58.2%	57.7%
Quarter Ended March 31, 2015	Issuance/Exchange	4,866	(1)	42.3%	43.0%	57.7%	57.0%
Quarter Ended June 30, 2015	Issuance/Exchange	4,275	(1)	43.0%	43.8%	57.0%	56.2%

(1)    In May 2014, October 2014, February 2015 and May 2015, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 6.2 million, 0.1 million, 0.2 million and 1.8 million Class A shares, respectively, were issued by the Company in the exchanges.

11. EQUITY-BASED COMPENSATION
RSUs
On October 24, 2007, the Company commenced the granting of RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Grants, the fair value is based on grant date fair value, and is discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the fair value is discounted primarily for transfer restrictions and in certain cases timing of distributions. For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 26.4% and 42.9% for the three months ended June 30, 2015 and 2014, respectively, and 26.7% and 40.0% for the six months ended June 30, 2015 and 2014, respectively. Additionally, for Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 4.4% and 5.0% for the three months ended June 30, 2015 and 2014, respectively, and 4.4% and 5.0% for the six months ended June 30, 2015 and 2014, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 2.2% and 3.0% for the three months ended June 30, 2015 and 2014, respectively, and 2.2% and 3.0% for the six months ended June 30, 2015 and 2014, respectively. The estimated total fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is annual vesting over three years. The fair value of grants made during the six months ended June 30, 2015 and 2014 is $8.4 million and $69.9 million, respectively. The actual forfeiture rate was 0.4% and 0.6% for the three months ended June 30, 2015 and 2014, respectively, and 0.5% and 7.2% for the six months ended June 30, 2015 and 2014, respectively. Compensation expense recognized for the three months ended June 30, 2015 and 2014 was $16.2 million and $13.4 million, respectively, and $33.5 million and $44.5 million for the six months ended June 30, 2015 and 2014, respectively.
In addition, during 2014, the Company entered into an agreement with an executive officer providing for the grant of RSUs when certain metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when certain metrics are met or deemed probable. Accordingly, for the three and six months ended June 30, 2015 and 2014, no equity-based compensation expense was recognized relating to these RSUs.
The following table summarizes RSU activity for the six months ended June 30, 2015:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2015	10,717,635	$18.11	17,354,242	28,071,877
Granted	438,043	19.17	—	438,043
Forfeited	(58,036)	21.28	—	(58,036)
Delivered	—	14.10	(8,058,322)	(8,058,322)
Vested	(1,672,929)	17.44	1,672,929	—
Balance at June 30, 2015	9,424,713	$18.26	10,968,849	20,393,562	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.
Units Expected to Vest—As of June 30, 2015, approximately 8,900,000 RSUs were expected to vest over the next 3.3 years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Restricted Share Awards
In connection with the Venator Acquisition (see note 1 to the condensed consolidated financial statements), the Company issued $5.0 million of restricted Class A shares. Based on the terms of the Class A shares, equity-based compensation will be expensed over two years. For the three and six months ended June 30, 2015, 222,546 restricted shares were granted, respectively. Compensation expense recognized for the three and six months ended June 30, 2015 was $0.4 million.
Share Options
The Company has granted options under the 2007 Omnibus Equity Incentive Plan. For the three months ended June 30, 2015 and 2014, $0.0 million of compensation expense was recognized as a result of these grants. For the six months ended June 30, 2015 and 2014, $0.1 million and $28.1 million of compensation expense was recognized as a result of these grants, respectively. In connection with the departure of an employee from the Company, such employee vested in 1,250,000 share options that were previously granted to him and forfeited 1,250,000 share options that were previously granted to him. As a result of the additional vesting, the Company recorded an incremental compensation expense of $28.1 million related to the relevant option award agreement for the six months ended June 30, 2014.
There were no share options granted during the six months ended June 30, 2015 or 2014. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at June 30, 2015 was $0.4 million and is expected to be recognized over a weighted average period of 3.0 years.
Delivery of Class A Shares - RSUs and Share Options
During the six months ended June 30, 2015, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares delivered to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares delivered to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a tax liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the six months ended June 30, 2015 was $25.5 million.
The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. During the six months ended June 30, 2015, the Company delivered 6,876,568 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 43.8% from 42.3%. The gross value of the settlement of these shares was $184.5 million based on Apollo’s share price at the time of the delivery. During the six months ended June 30, 2014, the Company delivered 3,797,843 Class A shares in settlement of vested RSUs and exercised share options, which caused the Company’s ownership interest in the Apollo Operating Group to increase to 39.6% from 39.0%. The gross value of the settlement of these shares was $128.3 million, based on Apollo's share price at the time of the delivery.
Restricted Share Awards—Athene Holding
Athene Holding has granted restricted share awards (“AHL Awards”) to certain employees of Apollo. Certain of the awards granted are subject to time-based vesting conditions that generally vest over five years and certain of the awards vest once certain metrics have been achieved. During 2014, the vesting terms of some of the AHL Awards were modified such that the portion of AHL Awards related to services provided from the date of grant were deemed vested.
The AHL Awards granted to employees of Athene Asset Management, L.P. (“Athene Asset Management”), a consolidated subsidiary of Apollo, are accounted for as a prepaid compensation asset within other assets and deferred revenue in the condensed consolidated statements of financial condition. From the date of grant, the deferred revenue is recognized as management fees and the prepaid compensation asset is recognized as compensation expense over the vesting period. The fair value of the awards to employees is based on the grant date fair value, which utilizes the share price of Athene Holding, less

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

discounts for transfer restrictions. Shares granted as part of the AHL Awards were valued using a multiple-scenario model, which considers the price volatility of the underlying stock price of Athene Holding, time to expiration and the risk-free rate. The awards granted are recognized as liability awards and are remeasured each period to reflect the fair value of the prepaid compensation asset and deferred revenue. Any changes in fair value are recorded in management fees and equity-based compensation expense in the condensed consolidated statements of operations. There were no material grants of AHL Awards during the three and six months ended June 30, 2015.
For the three months ended June 30, 2015 and 2014, $4.5 million and $14.9 million of equity-based compensation expense was recognized in the condensed consolidated statements of operations, respectively, related to AHL Awards granted to employees of Athene Asset Management. For the six months ended June 30, 2015 and 2014, $6.3 million and $14.9 million of equity-based compensation expense was recognized in the condensed consolidated statements of operations, respectively, related to AHL Awards granted to employees of Athene Asset Management.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$16,410	—%	$—	$16,410
AHL Awards	4,540	56.2	2,552	1,988
Other equity-based compensation awards	1,329	56.2	747	582
Total Equity-Based Compensation	$22,279		3,299	18,980
Less other equity-based compensation awards (2)			(3,299)	(2,794)
Capital Increase Related to Equity-Based Compensation			$—	$16,186

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$33,445	—%	$—	$33,445
AHL Awards	6,261	56.2	3,519	2,742
Other equity-based compensation awards	2,676	56.2	1,504	1,172
Total Equity-Based Compensation	$42,382		5,023	37,359
Less other equity-based compensation awards (2)			(5,023)	(3,766)
Capital Increase Related to Equity-Based Compensation			$—	$33,593

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(2)	Includes equity-based compensation reimbursable by certain funds.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended June 30, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$13,425	—%	$—	$13,425
AHL Awards	14,946	58.8	8,912	6,034
Other equity-based compensation awards	340	58.8	203	137
Total Equity-Based Compensation	$28,711		9,115	19,596
Less other equity-based compensation awards(2)			(9,115)	(5,688)
Capital Increase Related to Equity-Based Compensation			$—	$13,908

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$71,624	—%	$—	$71,624
AHL Awards	14,946	58.8	8,912	6,034
Other equity-based compensation awards	1,119	58.8	676	443
Total Equity-Based Compensation	$87,689		9,588	78,101
Less other equity-based compensation awards(2)			(9,588)	(5,511)
Capital Increase Related to Equity-Based Compensation			$—	$72,590

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

12. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from affiliates and due to affiliates are comprised of the following:

	As of June 30, 2015	As of December 31, 2014
Due from Affiliates:
Due from private equity funds	$39,335	$30,091
Due from portfolio companies	23,349	41,844
Due from credit funds(1)	143,833	174,165
Due from Contributing Partners, employees and former employees	32,936	1,721
Due from real estate funds	21,270	20,162
Other	32	32
Total Due from Affiliates	$260,755	$268,015
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$472,207	$509,149
Due to private equity funds	9,874	1,158
Due to credit funds	33,304	5,343
Distributions payable to employees	10,604	49,503
Total Due to Affiliates	$525,989	$565,153

(1)	As of December 31, 2014, includes unsettled monitoring fee receivable and management fee receivable from AAA and Athene as discussed in “Athene” below.
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
In April 2015, Apollo made a $48.4 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2014 tax year. Included in the payment was approximately $13.1 million and approximately $0.6 million of interest paid to the Managing Partners and Contributing Partners, respectively.
During the six months ended June 30, 2015 and the year ended December 31, 2014, the Intermediate Holding Companies acquired approximately 2.1 million and 6.3 million Class A shares of Apollo Global Management, LLC, respectively, which were used to acquire an equal number of AOG Units from certain Managing Partners and Contributing Partners in connection with exchanges of AOG Units for Class A shares. These exchanges were taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $24.5 million and $97.6 million in the intangible

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

assets of certain Apollo Operating Group entities during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.
Pursuant to the tax receivable agreement, the Managing Partners and Contributing Partners who exchanged AOG Units for Class A shares will receive payment from APO Corp. of 85% of the amount of the actual cash tax savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense. APO Corp. retains the benefit from the remaining 15% of actual cash tax savings. As a result of the exchanges during the six months ended June 30, 2015 and 2014, an $11.5 million and a $47.9 million liability was recorded, respectively, to estimate the amount of these future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
Due from Contributing Partners, Employees and Former Employees
As of June 30, 2015 and December 31, 2014, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables. In addition, as of June 30, 2015, the balance included employee loans receivable of $25.0 million. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2014 and 2015 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5		176.1	10.2
September 11, 2014	—	September 11, 2014	—	12.4	(1)	12.4	—
October 30, 2014	0.73	November 21, 2014	119.0	162.6		281.6	15.5
December 15, 2014	—	December 15, 2014	—	25.2	(1)	25.2	—
For the year ended December 31, 2014	$3.11		$483.5	$816.4		$1,299.9	$72.1
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
April 11, 2015	—	April 11, 2015	—	22.4	(1)	22.4	—
May 7, 2015	0.33	May 29, 2015	56.8	72.8		129.6	4.9
For the six months ended June 30, 2015	$1.19		$201.2	$286.5		$487.7	$20.2

(1)
On April 3, 2014, June 16, 2014, September 11, 2014, December 15, 2014 and April 11, 2015, the Company made distributions of $0.22, $0.13, $0.06, $0.11 and $0.10 per AOG Unit, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group.

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $3.9 million as of June 30, 2015. There was no indemnification liability recorded as of December 31, 2014.
Due to Private Equity Funds
Based upon a hypothetical liquidation of Fund V, as of June 30, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to this fund. As such, there was a general partner obligation to return previously distributed carried interest income of $9.1 million accrued as of June 30, 2015. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of ACLF and certain SIAs within the credit segment, as of June 30, 2015 and December 31, 2014, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF and certain SIAs within the credit segment of $5.9 million and $27.1 million accrued as of June 30, 2015, respectively. As of December 31, 2014, there was a general partner obligation to return previously distributed carried interest income with respect to certain of our credit funds of $3.4 million. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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
Under a transaction advisory services agreement with Athene (the “Athene Services Agreement”), effective February 5, 2013 through December 31, 2014, Apollo earned a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012 (the “Excluded Athene Shares”). The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusted the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the “Athene Services Derivative”). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended). Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. For the three and six months ended June 30, 2014, Apollo earned $51.4 million and $110.1 million, respectively related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of December 31, 2014, Apollo had a $58.2 million receivable recorded in due from affiliates on the condensed consolidated statements of financial condition, respectively.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the “AAA Services Agreement”), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the “Amended AAA Services Agreement”). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments agreed to continue to pay Apollo the same management fee on its investment in Athene (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee terminated on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the “AAA Services Derivative”). In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act). Unsettled management fees pursuant to the Amended AAA Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. There were no management fees receivable as of June 30, 2015 as AAA Investments’ obligation to pay the existing management fee terminated on December 31, 2014. As of December 31, 2014, Apollo had a $3.1 million receivable recorded in due from affiliates related to this management fee on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the three and six months ended June 30, 2015 were $0.8 million and $1.6 million, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively. These management fees are recorded in management fees from affiliates in the condensed consolidated statements of operations.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the condensed consolidated statements of operations. For the six months ended June 30, 2014, there were $14.0 million of changes in market value recognized related to these derivatives.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three and six months ended June 30, 2015, the Company recorded carried interest income less the related profit sharing expense of $3.6 million from AAA Investments, which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2014, the Company recorded carried interest income less the related profit sharing expense of $0.0 million and $14.6 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the Company had a $135.6 million and a $121.5 million carried interest receivable, respectively, related to AAA Investments. As of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

June 30, 2015 and December 31, 2014, the Company had a related profit sharing payable of $45.4 million and $34.9 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and six months ended June 30, 2015, Apollo earned revenues in the aggregate totaling $112.1 million and $206.5 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2014, Apollo earned revenues in the aggregate totaling $112.5 million and $267.1 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations.
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
The Company had an approximate 9.2% economic ownership interest in Athene Holding as of June 30, 2015, which comprises Apollo’s direct ownership of 8.0% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the Company’s approximate 2.4% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 46.4% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of June 30, 2015. As disclosed in note 2, as a result of the adoption of new accounting guidance, AAA was deconsolidated as of January 1, 2015.
As of December 31, 2014, the Company, through its consolidation of AAA, had an approximate 47.7% economic ownership interest in Athene through its investment in AAA Investments, (calculated as if the commitments on the Athene Private Placement closed through December 31, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, or (ii) common shares to be issued under the Amended Athene Services Agreement subsequent to December 31, 2014 or (iii) the common shares to be issued under the Amended AAA Services Agreement subsequent to December 31, 2014). The Company effectively held 45% of the voting power of Athene as of December 31, 2014.
The Company had an approximate 8.1% economic ownership interest in Athene Holding as of December 31, 2014, which comprises Apollo’s direct ownership of 6.9% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the Company’s approximate 2.5% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 47.7% economic ownership interest in Athene as of December 31, 2014. During 2014, the remaining ownership interest in AAA is recognized in the Company’s condensed consolidated statements of operations as non-controlling interest in consolidated entities.
MidCap
During the six months ended June 30, 2015, Apollo, through its subsidiary Apollo MidCap Holdings (Cayman), L.P., entered into a subscription agreement providing for an aggregate commitment of $50.0 million to subscribe for (i) Class A Variable Funding Subordinated Notes due 2114 (“Class A Notes”) of MidCap FinCo Limited (“MidCap”), a private limited company domiciled in Ireland focused on direct lending opportunities in the senior secured credit market across a diverse range of industries and asset classes that includes the former operations and assets of MidCap Financial Holdings, LLC, a leading specialty finance firm focused on senior secured direct origination in the healthcare sector, and (ii) ordinary shares of nominal value in MidCap’s holding company, MidCap FinCo Holdings Limited (“Ordinary Shares”). The subscription agreement has a commitment period of three years (subject to extension under certain circumstances), and approximately $20.6 million of the commitment was drawn as of June 30, 2015. Pursuant to an investment management agreement, Apollo, through its subsidiary Apollo Capital Management,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

L.P., is acting as the investment manager of MidCap’s credit business. Certain third parties have also entered into subscription agreements for direct or indirect ownership of Class A Notes and Ordinary Shares.
Additionally, during the six months ended June 30, 2015, AAA Investments (Co-Invest VII), L.P. (“Co-Invest VII”) contributed all of its ownership interest in MidCap Financial Holdings, LLC to MidCap in exchange for Class A Notes pursuant to a transfer agreement dated January 21, 2015. As a result of this contribution, Apollo, through its subsidiary AAA Associates (Co-Invest VII), L.P., the general partner of Co-Invest VII, realized $29.9 million of carried interest from Co-Invest VII, which Co-Invest VII settled with a payment of Class A Notes to AAA Associates (Co-Invest VII), L.P.
Apollo has recorded a $50.2 million equity method investment in MidCap as of June 30, 2015, which is reflected in Investments in the condensed consolidated statement of financial condition.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2015. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Apollo Management International LLP, is authorized and regulated by the U.K. Financial Conduct Authority and as such is subject to the capital requirements of the U.K. Financial Conduct Authority. This entity has continuously operated in excess of these regulatory capital requirements.
Certain other of the Company’s U.S. and non-U.S. subsidiaries are subject to various regulations, including a number of U.S. entities that are registered as investment advisors with the SEC. To the extent applicable, these entities have continuously operated in excess of any minimum regulatory capital requirements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
AAA(1)	$—	$932	$—	$(198,337)
Interest in management companies and a co-investment vehicle(2)	(3,724)	(4,909)	(6,606)	(8,494)
Other consolidated entities	187	9,806	(1,896)	5,108
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(3,537)	5,829	(8,502)	(201,723)
Net income attributable to Appropriated Partners’ Capital(3)	(4,960)	(34,468)	(2,555)	(59,291)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(83,149)	(151,995)	(131,160)	(307,095)
Net Income attributable to Non-Controlling Interests	$(91,646)	$(180,634)	$(142,217)	$(568,109)
Net income attributable to Appropriated Partners’ Capital(4)	4,960	34,468	2,555	59,291
Other comprehensive (income) loss attributable to Non-Controlling Interests	(1,832)	—	5,750	—
Comprehensive Income Attributable to Non-Controlling Interests	$(88,518)	$(146,166)	$(133,912)	$(508,818)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA as of June 30, 2014, which was approximately 97.5%. As of June 30, 2014, Apollo owned approximately 2.5% of AAA. AAA has been deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new accounting guidance, as described in note 2.

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

13. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitments to certain funds managed by the Company. As of June 30, 2015, the maximum exposure relating to these financial guarantees approximated $0.2 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of June 30, 2015, and December 31, 2014 of $644.8 million and $646.6 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo has entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR + 1.5% and subject to an annual commitment fee of 0.125%  on the unused portion of the loan. As of June 30, 2015 no advance on the AAA Investments Credit Agreement has been made by the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2015, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014. On November 13, 2014, plaintiffs and the remaining defendants filed a Joint Status Report Regarding Discovery stating that no discovery had taken place since plaintiffs filed their interlocutory-review motion. On March 26, 2015, the court denied plaintiffs’ motion for interlocutory review. On April 30, 2015, plaintiffs and the remaining defendants filed a joint report under Federal Rule of Civil Procedure 26(f) that, among other things, requested that the Court extend the deadlines in its standing order for (i) plaintiffs to file an amended complaint until May 29, 2015; (ii) the close of fact discovery until January 15, 2016; and (iii) full briefing of class certification until June 1, 2016. On May 29, 2015, the Court denied plaintiffs’ request to file an amended complaint and set (i) a December 31, 2015 discovery cutoff, (ii) a February 29, 2016 deadline for dispositive motions, and (iii) jury selection for November 1, 2016 (if dispositive motions are filed, or May 3, 2016, if they are not). On June 15, 2015, the court held a pre-motion hearing on class certification, and on June 16, 2015, the Court ordered class certification to be fully briefed by November 30, 2015.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobas passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, it is expected that the criminal case will be dismissed. For these reasons, no estimate of possible loss, if any, can be made at this time.

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints.  On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint.  On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”).  On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal.  On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend.  On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

filed on March 2, 2015 by the First Lien Trustee. On May 27, 2015, the First Lien Trustee filed a notice of appeal from the orders of the Bankruptcy Court dismissing the First Lien Intercreditor Action and denying the First Lien Trustee’s motions to amend (the “First Lien Appeal”). On June 2, 2015, the First Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On June 24, 2015, the defendants filed their Counter-Designation of the Record on Appeal in the First Lien Appeal. We are unable at this time to assess a potential risk of loss because the parties to the First Lien Appeal and 1.5 Lien Appeal have yet to file any briefs with the court. In addition, we do not believe that AGM is a proper defendant in these actions.

On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against AGM and Apollo Management Holdings, (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC (the “Bank Defendants”). The complaint alleges that the Apollo Defendants and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition of Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants and Bank Defendants filed motions to dismiss the complaint on October 15, 2014. Rather than respond to the motions, plaintiffs filed an Amended Complaint on November 5, 2014. The Apollo Defendants and Bank Defendants filed motions to dismiss the Amended Complaint on December 23, 2014. Plaintiffs filed a motion for leave to conduct jurisdictional discovery on February 2, 2015.  On April 9, 2015, the Court issued an order granting plaintiffs’ motion for leave to conduct limited jurisdictional discovery. Pursuant to the parties’ stipulation approved by the Court, Plaintiffs must file their opposition to Defendants’ motion to dismiss the Amended Complaint on or before 30 days following the close of jurisdictional discovery.  Because the claims against the Apollo Defendants are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc.’s (“CEOC”) restructuring efforts.  Apollo is not a defendant in these matters.

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bankr.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 15, 2015, CEOC and certain of its affiliates (collectively “CEOC”) filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all CEOC bankruptcy proceedings should take place in the Illinois Bankruptcy Action. On March 11, 2015, CEOC filed an adversary complaint in the Illinois Bankruptcy Action to stay, pending resolution of the bankruptcy, the Trustee, Meehancombs, Danner, and BOKF Actions described below. On June 3-4, 2015, the court held an evidentiary hearing on CEOC’s stay request. On July 22, 2015, the court denied CEOC’s stay request (the “Stay Denial”). CEOC then filed a motion requesting that the bankruptcy court certify an appeal of the Stay Denial directly to the United States Court of Appeals for the Seventh Circuit. On July 29, 2015, the bankruptcy court denied CEOC’s request to certify an appeal of the Stay Denial directly to the Seventh Circuit. The court has scheduled an evidentiary hearing for October 5, 2015 to determine whether CEOC’s petition date was January 12, 2015 or January 15, 2015. Certain creditors of CEOC have indicated in filings with the Illinois bankruptcy court that an investigation into certain acts and transactions that predated CEOC’s bankruptcy filing could lead to claims against a number of parties, including Apollo. To date, no such claims have been brought against Apollo.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”).  On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment’s subsidiary, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (an Apollo consultant), in Delaware’s Court of Chancery.  WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions among CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. WSFS served a subpoena for documents on Apollo on September 11, 2014, but Apollo’s response was stayed during

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the pendency of motions to dismiss under a September 23, 2014 stipulated order. On March 18, 2015, the Court denied Defendants’ motion to dismiss. Apollo served responses and objections to the Trustee’s subpoena on March 25, 2015. Caesars Entertainment answered the complaint on April 1, 2015. During the pendency of CEOC’s bankruptcy proceedings, the Trustee Action has been automatically stayed with respect to CEOC. WSFS additionally advised the bankruptcy court that, during CEOC’s bankruptcy proceedings, WSFS would only pursue claims in the Trustee Action relating to whether Caesars Entertainment remains liable on a guarantee of certain of CEOC’s second priority notes. On July 17, 2015, WSFS served supplemental subpoenas to several entities affiliated with Apollo. On July 30, 2015, Apollo served its responses and objections to WSFS’s supplemental subpoenas. Apollo is currently meeting and conferring with WSFS respecting its responses and objections to WSFS’s supplemental subpoenas.

•
Caesars Entertainment Operating Co., et al. v. Appaloosa Investment Ltd. P’ship et al., No. 652392/2014 (N.Y. Sup. Ct.) (the “Caesars Action”). On August 5, 2014, Caesars Entertainment Corporation and CEOC sued certain CEOC second-lien noteholders and CEOC first-lien noteholder Elliott Management Corporation (“EMC”). On September 15, 2014, an amended complaint was filed adding WSFS as a defendant. The amended complaint asserted claims for (among other things) tortious interference with prospective economic advantage (the “Tortious Interference Claim”), a declaratory judgment that certain transactions related to CEOC’s restructuring are valid and appropriate and that there has not been a default under the indentures governing the notes. On October 15, 2014, defendants moved to dismiss the complaint, and the motion was fully briefed on December 1, 2014. On January 15, 2015, Caesars Entertainment and CEOC agreed to voluntarily dismiss their claims against EMC without prejudice, and EMC agreed to withdraw its motion to dismiss without prejudice. On July 20, 2015, the court dismissed with prejudice the Tortious Interference Claim. As a result of that dismissal, the court closed the case because there are currently no pending causes of action against any defendant.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a Trust Indenture Act claim by Meehancombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging claims similar to those in the Meehancombs Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered the amended complaint on February 25, 2015. On March 12, 2015, Meehancombs served a subpoena for documents on Apollo. Apollo served responses and objections to Meehancombs’ subpoena on March 26, 2015. On March 16, 2015, Danner served a subpoena for documents on Apollo. Apollo served responses and objections to Danner’s subpoena on March 30, 2015. Apollo has produced and will continue to produce non-privileged documents responsive to those subpoenas consistent with Apollo’s responses and objections. The court has ordered that discovery in these actions be completed by September 30, 2015.

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

•
Koskie v. Caesars Acquisition Company, et al., No. A-14-711712-C (Clark Cnty Nev. Dist. Ct.) (the “Koskie Action”). On December 30, 2014, Nicholas Koskie brought a shareholder class action on behalf of shareholders of Caesars Acquisition Company (“CAC”) against CAC, Caesars Entertainment, and members of CAC’s Board of Directors, including Marc Rowan and David Sambur (each an Apollo partner). The lawsuit challenges CAC and Caesars Entertainment’s plan to merge, alleging that the proposed transaction will not give CAC shareholders fair value. Koskie asserts claims for breach of fiduciary duty relating to the director defendants’ interrelationships with the entities involved the proposed transaction. The deadline for CAC to respond to this lawsuit has been adjourned indefinitely by agreement of the parties.

•
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the Southern District of New York. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge as the Meehancombs and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint. On May 19, 2015, BOKF sent the court a letter requesting permission to file a partial summary judgment motion on Counts II and V of its complaint, related to the validity and enforceability of Caesars Entertainment’s guarantee of certain notes issued by CEOC and alleged violations of the Trust Indenture Act, 15 U.S.C. §§ 76aaa, et seq. The Meehancombs and Danner plaintiffs did not join BOKF’s request to file for partial summary judgment. On May 28, 2015, the court granted BOKF permission to move for partial summary judgment. On June 15, 2015, another related complaint captioned UMB Bank, N.A. v. Caesars Entertainment Corp., et al., No. 15-cv-4634 (S.D.N.Y.) (the “UMB SDNY Action”) was filed by UMB Bank, N.A., solely in its capacity as Indenture Trustee of certain first lien notes (“UMB”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, Meehancombs, and Danner Actions. Caesars Entertainment’s deadline to respond to the complaint filed in the UMB SDNY Action is currently August 10, 2015. On June 16, 2015, UMB sent a letter to the court requesting permission to file a partial summary judgment motion on the same schedule with BOKF. On June 26, 2015, BOKF and UMB filed partial summary judgment motions. On July 24, 2015, Caesars Entertainment filed its opposition to the summary judgment motions filed by BOKF and UMB.

•
Apollo believes that the claims in the Trustee Action, the UMB Action, the Meehancombs Action, the Danner Action, the Koskie Action, the BOKF Action, and the UMB SDNY Action are without merit. For this reason, and because the claims are in their early stages, and because of pending bankruptcy proceedings involving CEOC, no reasonable estimate of possible loss, if any, can be made at this time.

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement, including by agreeing to an inadequate price, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. Each of the Shareholder Actions further alleges that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs. On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the transaction closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties engaged in limited discovery. On July 21, 2015, a consolidated class action complaint was brought by Twin City Pipe Trades Pension Trust in the Shareholder Actions that did not name as defendants Apollo, Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., or AP VIII Queso Holdings, L.P., continued to assert claims against CEC and its former directors, and added The Goldman Sachs Group Inc. (“Goldman Sachs”) as a defendant. The consolidated complaint alleges, among other things, that CEC’s former directors breached their fiduciary duties to CEC’s stockholders by conducting a deficient sales process, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. It further alleges that two members of the board who also served as the senior managers of the company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The consolidated complaint seeks, among other things, to recover damages, attorneys’ fees and costs. Although Apollo cannot predict the ultimate outcome of the above actions, and therefore no reasonable estimate of possible loss, if any, can be made at this time, Apollo believes that such actions are without merit.

On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplated that discovery would commence in the fall of 2014 and would be substantially completed by May 2015. On January 13, 2015, the court entered a revised scheduling order that contemplated that fact discovery would be completed by March 13, 2015, expert discovery would be completed by June 15, 2015. On June 25, 2015, the court entered an order requiring the Appraisal Petitioners to produce additional documents to CEC. On June 29, 2015, the court held a pretrial conference. Following this conference, on June 30, 2015, the court entered a pretrial order. No trial date has yet been set. Although Apollo cannot predict the ultimate outcome of the above action, Apollo believes that such action is without merit.

On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California by Rachel Silva and Don Hudson, on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The defendants’ time to answer, move or otherwise respond to the complaint has been extended and thus no answer, motion, etc. addressed to the complaint has been served or filed. Additionally, no party has served any discovery request in this case and thus no discovery has been taken or given yet. The complaint in this action alleges violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs basically allege that commencing in 2007 and continuing thereafter Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates and misvaluing assets, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was unwound and rewound so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. The defendants will deny the material allegations of the complaint and will vigorously defend themselves against these claims. Although Apollo cannot predict the ultimate outcome

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

of this case, it believes that it is without merit, and because the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Following the June 1, 2015 announcement that OM Group, Inc. (“OM Group”) had entered into a merger agreement (the “OM Group Merger Agreement”) with certain entities affiliated with AGM and an entity affiliated with Platform Specialty Products Corporation (“PSP”), six putative class actions were filed in the Court of Chancery of the State of Delaware on behalf of purported OM Group stockholders against certain current and former OM Group directors, the merger entities affiliated with AGM, which include Duke Acquisition Holdings, LLC and Duke Acquisition, Inc. (together with AGM, the “Apollo Parties”), and, except in one action, the merger entity affiliated with PSP, MacDermid Americas Acquisitions Inc. (together with PSP, the “PSP Parties”). AGM, PSP, and OM Group were also named as defendants in some of these putative class actions. On July 16, 2015, these six actions were consolidated into a putative class action captioned In re OM Group Inc. Stockholders Litigation, Consol. Case No. 11216-VCN (the “Consolidated Action”). The plaintiffs in the Consolidated Action subsequently designated the complaint previously filed in the action captioned City of Sarasota Firefighters’ Pension Fund v. Apollo Global Management, LLC, Case No. 11249-VCN as the Consolidated Action’s operative complaint. That complaint challenges, among other things, the OM Group Merger Agreement and the transactions contemplated thereby, alleging, among other things, that OM Group’s directors breached their fiduciary duties to OM Group stockholders by engaging in a flawed sales process, agreeing to a price that does not adequately compensate OM Group stockholders, agreeing to certain unfair deal protection terms in the OM Group Merger Agreement and by failing to disclose material information to OM Group stockholders. The complaint also alleges that the Apollo Parties and the PSP Parties aided and abetted these alleged breaches of fiduciary duty. The complaint seeks various remedies, including declaratory relief and preliminary and permanent injunctive relief. While plaintiffs had declared their intent to pursue preliminary injunctive relief, and a hearing had been scheduled for August 6, plaintiffs dropped that request on August 2, 2015. The court has not yet set a schedule for resolving the case on the merits. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made. Apollo believes that the allegations in the complaint are without merit and intends to vigorously defend the Consolidated Action.

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
As of June 30, 2015, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
Aggregate minimum future payments	$19,170	$37,961	$36,021	$31,445	$30,848	$24,638	$180,083
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.5 million and $10.9 million for the three months ended June 30, 2015 and 2014, respectively, and $21.0 million and $21.5 million for the six months ended June 30, 2015 and 2014, respectively.
Other Long-term Obligations—These obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. These obligations also include long-term service contracts. As of June 30, 2015, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
Other long-term obligations	$8,302	$7,105	$5,308	$4,889	$2,329	$—	$27,933

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2015 and that would be reversed approximates $2.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. As of June 30, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income related to Fund V, ACLF and certain SIAs within the credit segment of $9.1 million, $5.9 million and $27.1 million, respectively.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2015, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million, which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $83.2 million and $84.5 million as of June 30, 2015 and December 31, 2014, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $9.7 million and $11.6 million as of June 30, 2015 and December 31, 2014, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
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
The Company is subject to a concentration risk related to the investors in its funds. As of June 30, 2015, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.

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
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At June 30, 2015 and December 31, 2014, $532.2 million and $535.0 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

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
The tables below present the financial data for Apollo’s reportable segments further separated between the management business and incentive business as of June 30, 2015 and 2014, and for the three and six months ended June 30, 2015 and 2014, which management believes is useful to the reader. The Company’s management business has fairly stable revenues and expenses except for transaction fees, while its incentive business is more volatile and can have significant fluctuations as it is affected by changes in the fair value of investments due to market performance. The financial results of the management entities, as reflected in the “management” business section of the segment tables that follow, generally include management fee revenues, advisory and transaction fees and expenses exclusive of profit sharing expense. The financial results of the advisory entities, as reflected in the “incentive” business sections of the segment tables that follow, generally include carried interest income, investment income and profit sharing expense.
During the first quarter of 2015 the Company renamed Economic Net Income to Economic Income (“EI”). Additionally, the definition of EI was changed to exclude transaction-related charges related to contingent consideration associated with acquisitions. The impact of this change on EI is reflected in the table below for Apollo’s three reportable segments for the three and six months ended June 30, 2014. The exclusion of transaction-related charges relating to contingent consideration associated with acquisitions only impacted the credit segment.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	Impact of Revised Definition on Economic Income (Loss)
	Total EI as Previously Reported	Impact of Revised Definition	Total EI After Revised Definition
For the Three Months Ended June 30, 2014	$267,062	$(727)	$266,335
For the Six Months Ended June 30, 2014	536,313	4,794	541,107
Also during the first quarter of 2015, interest expense, net of interest income (“net interest expense”) was reallocated from the management business to the incentive business to align with the earnings from our investments which are principally funded by our outstanding debt. The impact of this reallocation on management business EI and incentive business EI is reflected in the tables below for Apollo’s three reportable segments for the three and six months ended June 30, 2014.

	Impact of Net Interest Expense Reclassification on Management Business Economic Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Combined Segments
For the Three Months Ended June 30, 2014	$1,601	$1,397	$418	$3,416
For the Six Months Ended June 30, 2014	2,725	1,968	707	5,400

	Impact of Net Interest Expense Reclassification on Incentive Business Economic Income (Loss)
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Combined Segments
For the Three Months Ended June 30, 2014	$(1,601)	$(1,397)	$(418)	$(3,416)
For the Six Months Ended June 30, 2014	(2,725)	(1,968)	(707)	(5,400)
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
The following table presents financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2015:

	As of and for the Three Months Ended June 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$8,913	$4,420	$2,117	$15,450
Management fees from affiliates	74,269	140,632	12,372	227,273
Carried interest income from affiliates	81,328	22,449	1,915	105,692
Total Revenues	164,510	167,501	16,404	348,415
Expenses	109,619	94,094	18,868	222,581
Other income (loss)	8,138	25,623	1,161	34,922
Non-Controlling Interests	—	(3,223)	—	(3,223)
Economic Income (Loss)	$63,029	$95,807	$(1,303)	$157,533
Total Assets	$1,615,722	$2,038,452	$217,544	$3,871,718

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended June 30, 2015:

	As of and for the Three Months Ended June 30, 2015
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$348,415		$3,312	(1)	$351,727
Expenses	222,581		21,958	(2)	244,539
Other income (loss)	34,922		15,056	(3)	49,978
Non-Controlling Interests	(3,223)		(88,423)		(91,646)
Economic Income	$157,533	(4)	N/A		N/A
Total Assets	$3,871,718		$1,029,982	(5)	$4,901,700

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

(3)	Results from the following:

For the Three Months Ended June 30, 2015
Net gains from investment activities	$142
Net gains from investment activities of consolidated variable interest entities	5,800
Income from equity method investments	729
Other income, net	8,385
Total Consolidation Adjustments	$15,056

(4)	The reconciliation of Economic Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2015
Economic Income	$157,533
Income tax provision	(9,092)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(83,148)
Transaction-related charges and equity-based compensation(6)	(8,865)
Net Income Attributable to Apollo Global Management, LLC	$56,428

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(6)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2015:

	For the Three Months Ended June 30, 2015
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$8,913	$—	$8,913	$4,420	$—	$4,420
Management fees from affiliates	74,269	—	74,269	140,632	—	140,632
Carried interest income from affiliates:
Unrealized losses(1)	—	(76,674)	(76,674)	—	(6,922)	(6,922)
Realized gains	—	158,002	158,002	10,815	18,556	29,371
Total Revenues	83,182	81,328	164,510	155,867	11,634	167,501
Compensation and benefits(2)	35,116	58,041	93,157	58,136	3,897	62,033
Other expenses	16,462	—	16,462	32,061	—	32,061
Total Expenses	51,578	58,041	109,619	90,197	3,897	94,094
Other Income (Loss)	327	7,811	8,138	546	25,077	25,623
Non-Controlling Interests	—	—	—	(3,223)	—	(3,223)
Economic Income (Loss)	$31,931	$31,098	$63,029	$62,993	$32,814	$95,807

(1)
Included in unrealized carried interest income (loss) from affiliates for the three months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, ACLF and certain SIAs within the credit segment of $4.9 million, $1.5 million and $0.2 million, respectively. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations with respect to Fund V, ACLF and certain SIAs within the credit segment was $60.6 million, $16.7 million and $53.2 million, respectively, as of June 30, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

(2)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2015
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$2,117	$—	$2,117
Management fees from affiliates	12,372	—	12,372
Carried interest income from affiliates:
Unrealized gains	—	666	666
Realized gains	—	1,249	1,249
Total Revenues	14,489	1,915	16,404
Compensation and benefits(1)	11,074	934	12,008
Other expenses	6,860	—	6,860
Total Expenses	17,934	934	18,868
Other Income (Loss)	968	193	1,161
Economic Income (Loss)	$(2,477)	$1,174	$(1,303)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

The following table presents the financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2014:

	As of and for the Three Months Ended June 30, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$5,178	$55,609	$—	$60,787
Management fees from affiliates	82,045	134,605	12,208	228,858
Carried interest income from affiliates	187,709	96,909	4,986	289,604
Total Revenues	274,932	287,123	17,194	579,249
Expenses	168,365	141,435	16,379	326,179
Other Income	12,604	1,007	2,778	16,389
Non-Controlling Interests	—	(3,124)	—	(3,124)
Economic Income	$119,171	$143,571	$3,593	$266,335
Total Assets	$2,689,643	$2,251,624	$195,452	$5,136,719

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the three months ended June 30, 2014:

	As of and for the Three Months Ended June 30, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$579,249		$(7,097)	(1)	$572,152
Expenses	326,179		28,190	(2)	354,369
Other income	16,389		53,167	(3)	69,556
Non-Controlling Interests	(3,124)		(177,510)		(180,634)
Economic Income	$266,335	(5)	N/A		N/A
Total Assets	$5,136,719		$17,310,672	(6)	$22,447,391

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

(3)	Results from the following:

For the Three Months Ended June 30, 2014
Net gains from investment activities	$(353)
Net gains from investment activities of consolidated VIEs	43,425
Income from equity method investments(4)	4,833
Other income, net	5,262
Total Consolidation Adjustments	$53,167

(4)	Includes $1.8 million reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Three Months Ended June 30, 2014
Economic Income	$266,335
Income tax provision	(35,037)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(151,995)
Transaction-related charges and equity-based compensation(7)	(7,635)
Net Income Attributable to Apollo Global Management, LLC	$71,668

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the three months ended June 30, 2014:

	For the Three Months Ended June 30, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$5,178	$—	$5,178	$55,609	$—	$55,609
Management fees from affiliates	82,045	—	82,045	134,605	—	134,605
Carried interest income from affiliates:
Unrealized gains (losses)	—	(10,394)	(10,394)	—	47,174	47,174
Realized gains	—	198,103	198,103	10,009	39,726	49,735
Total Revenues	87,223	187,709	274,932	200,223	86,900	287,123
Compensation and benefits(1)	33,670	115,894	149,564	61,303	42,797	104,100
Other expenses	18,801	—	18,801	37,335	—	37,335
Total Expenses	52,471	115,894	168,365	98,638	42,797	141,435
Other Income (Loss)	786	11,818	12,604	2,213	(1,206)	1,007
Non-Controlling Interests	—	—	—	(3,124)	—	(3,124)
Economic Income	$35,538	$83,633	$119,171	$100,674	$42,897	$143,571

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

	For the Three Months Ended June 30, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$—	$—	$—
Management fees from affiliates	12,208	—	12,208
Carried interest income from affiliates:
Unrealized gains	—	988	988
Realized gains	—	3,998	3,998
Total Revenues	12,208	4,986	17,194
Compensation and benefits(1)	8,441	2,817	11,258
Other expenses	5,121	—	5,121
Total Expenses	13,562	2,817	16,379
Other Income	120	2,658	2,778
Economic Income (Loss)	$(1,234)	$4,827	$3,593

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2015:

	As of and for the Six Months Ended June 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$12,754	$9,772	$2,467	$24,993
Management fees from affiliates	148,866	280,084	23,036	451,986
Carried interest income from affiliates	136,254	33,725	4,306	174,285
Total Revenues	297,874	323,581	29,809	651,264
Expenses	188,459	195,866	34,405	418,730
Other income	12,693	19,309	1,135	33,137
Non-Controlling Interests	—	(6,069)	—	(6,069)
Economic Income (Loss)	$122,108	$140,955	$(3,461)	$259,602
Total Assets	$1,615,722	$2,038,452	$217,544	$3,871,718

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the six months ended June 30, 2015:

	As of and for the Six Months Ended June 30, 2015
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$651,264		$3,487	(1)	$654,751
Expenses	418,730		49,805	(2)	468,535
Other income (loss)	33,137		24,825	(3)	57,962
Non-Controlling Interests	(6,069)		(136,148)		(142,217)
Economic Income	$259,602	(4)	N/A		N/A
Total Assets	$3,871,718		$1,029,982	(5)	$4,901,700

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

(3)	Results from the following:

For the Six Months Ended June 30, 2015
Net gains from investment activities	$497
Net gains from investment activities of consolidated variable interest entities	7,128
Income from equity method investments	866
Other income, net	16,334
Total Consolidation Adjustments	$24,825

(4)	The reconciliation of Economic Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2015
Economic Income	$259,602
Income tax provision	(14,606)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(131,160)
Transaction-related charges and equity-based compensation(6)	(26,481)
Net Income Attributable to Apollo Global Management, LLC	$87,355

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(6)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2015:

	For the Six Months Ended June 30, 2015
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$12,754	$—	$12,754	$9,772	$—	$9,772
Management fees from affiliates	148,866	—	148,866	280,084	—	280,084
Carried interest income from affiliates:
Unrealized losses(1)	—	(97,783)	(97,783)	—	(52,692)	(52,692)
Realized gains	—	234,037	234,037	21,589	64,828	86,417
Total Revenues	161,620	136,254	297,874	311,445	12,136	323,581
Compensation and benefits(2)	69,972	86,840	156,812	117,571	14,114	131,685
Other expenses	31,647	—	31,647	64,181	—	64,181
Total Expenses	101,619	86,840	188,459	181,752	14,114	195,866
Other Income	1,786	10,907	12,693	3,350	15,959	19,309
Non-Controlling Interests	—	—	—	(6,069)	—	(6,069)
Economic Income	$61,787	$60,321	$122,108	$126,974	$13,981	$140,955

(1)
Included in unrealized carried interest income (loss) from affiliates for the six months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, ACLF and certain SIAs within the credit segment of $9.1 million, $5.9 million and $27.1 million, respectively. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations with respect to Fund V, ACLF and certain SIAs within the credit segment was $60.6 million, $16.7 million and $53.2 million, respectively, as of June 30, 2015. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

(2)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2015
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$2,467	$—	$2,467
Management fees from affiliates	23,036	—	23,036
Carried interest income from affiliates:
Unrealized gains	—	640	640
Realized gains	—	3,666	3,666
Total Revenues	25,503	4,306	29,809
Compensation and benefits(1)	20,166	2,750	22,916
Other expenses	11,489	—	11,489
Total Expenses	31,655	2,750	34,405
Other Income (Loss)	1,397	(262)	1,135
Economic Income (Loss)	$(4,755)	$1,294	$(3,461)

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

The following table presents the financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2014:

	As of and for the Six Months Ended June 30, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$42,814	$133,089	$949	$176,852
Management fees from affiliates	161,466	266,234	24,988	452,688
Carried interest income from affiliates	290,960	163,261	4,642	458,863
Total Revenues	495,240	562,584	30,579	1,088,403
Expenses	298,596	288,229	34,160	620,985
Other Income	33,444	42,984	3,641	80,069
Non-Controlling Interests	—	(6,380)	—	(6,380)
Economic Income	$230,088	$310,959	$60	$541,107
Total Assets	$2,689,643	$2,251,624	$195,452	$5,136,719

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the total reportable segments to Apollo Global Management, LLC’s financial statements as of and for the six months ended June 30, 2014:

	As of and for the Six Months Ended June 30, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,088,403		$(24,851)	(1)	$1,063,552
Expenses	620,985		47,503	(2)	668,488
Other income	80,069		304,399	(3)	384,468
Non-Controlling Interests	(6,380)		(561,729)		(568,109)
Economic Income	$541,107	(5)	N/A		N/A
Total Assets	$5,136,719		$17,310,672	(6)	$22,447,391

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

(3)	Results from the following:

For the Six Months Ended June 30, 2014
Net gains from investment activities	$205,041
Net gains from investment activities of consolidated variable interest entities	91,160
Loss from equity method investments(4)	(552)
Other income, net	8,750
Total Consolidation Adjustments	$304,399

(4)	Includes $2.1 million reflecting the remaining interest of certain individuals who receive an allocation of income from a private equity co-investment vehicle.

(5)	The reconciliation of Economic Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

For the Six Months Ended June 30, 2014
Economic Income	$541,107
Income tax provision	(67,586)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(307,095)
Transaction-related charges and equity-based compensation(7)	(22,589)
Net Income Attributable to Apollo Global Management, LLC	$143,837

(6)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(7)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present additional financial data for Apollo’s reportable segments for the six months ended June 30, 2014:

	For the Six Months Ended June 30, 2014
	Private Equity			Credit
	Management	Incentive	Total	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$42,814	$—	$42,814	$133,089	$—	$133,089
Management fees from affiliates	161,466	—	161,466	266,234	—	266,234
Carried interest income from affiliates:
Unrealized gains (losses)	—	(303,983)	(303,983)	—	39,276	39,276
Realized gains	—	594,943	594,943	18,473	105,512	123,985
Total Revenues	204,280	290,960	495,240	417,796	144,788	562,584
Compensation and benefits(1)	80,388	181,989	262,377	140,298	75,742	216,040
Other expenses	36,219	—	36,219	72,189	—	72,189
Total Expenses	116,607	181,989	298,596	212,487	75,742	288,229
Other Income	2,351	31,093	33,444	5,558	37,426	42,984
Non-Controlling Interests	—	—	—	(6,380)	—	(6,380)
Economic Income	$90,024	$140,064	$230,088	$204,487	$106,472	$310,959

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

	For the Six Months Ended June 30, 2014
	Real Estate
	Management	Incentive	Total
Revenues:
Advisory and transaction fees from affiliates, net	$949	$—	$949
Management fees from affiliates	24,988	—	24,988
Carried interest income from affiliates:
Unrealized gains	—	644	644
Realized gains	—	3,998	3,998
Total Revenues	25,937	4,642	30,579
Compensation and benefits(1)	21,396	2,215	23,611
Other expenses	10,549	—	10,549
Total Expenses	31,945	2,215	34,160
Other Income	525	3,116	3,641
Economic Income (Loss)	$(5,483)	$5,543	$60

(1)
Compensation and benefits includes equity-based compensation expense related to the management business for RSUs (excluding transaction-related charges arising from the 2007 private placement, and any acquisitions) and share options.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

16. SUBSEQUENT EVENTS
On July 10, 2015, the Company issued 497,918 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 43.8% to 43.9%.

On July 29, 2015 the Company declared a cash distribution of $0.42 per Class A share, which will be paid on August 31, 2015 to holders of record on August 18, 2015.

On July 31, 2015, the Company issued 1,876,106 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 43.9% to 44.2%.

On August 6, 2015, Apollo announced that it has agreed to acquire a majority interest in a new company, AR Global Investments, LLC, that will own a majority of the ongoing asset management business of AR Capital, a leading asset management firm focused on providing income solutions for retail investors. Apollo also announced that it has agreed to acquire RCS Capital Corporation’s wholesale distribution business and that it has entered into a strategic relationship with RCS Capital’s retail wealth management  business, Cetera Financial Group. These transactions are expected to close in the fourth quarter of 2015, subject to regulatory and other customary closing conditions.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	June 30, 2015
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$837,999	$—	$—	$837,999
Cash and cash equivalents held at consolidated funds	—	2,126	—	2,126
Restricted cash	6,397	—	—	6,397
Investments	1,041,629	29,475	(97,269)	973,835
Assets of consolidated variable interest entities
Cash and cash equivalents	—	81,516	—	81,516
Investments, at fair value	—	954,578	(288)	954,290
Other assets	—	52,190	—	52,190
Carried interest receivable	856,613	—	—	856,613
Due from affiliates	262,384	—	(1,629)	260,755
Fixed assets, net	34,813	—	—	34,813
Deferred tax assets	610,429	—	—	610,429
Other assets	87,813	9,701	(418)	97,096
Goodwill	88,852	—	—	88,852
Intangible assets, net	44,789	—	—	44,789
Total Assets	$3,871,718	$1,129,586	$(99,604)	$4,901,700
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$50,811	$—	$—	$50,811
Accrued compensation and benefits	95,437	—	—	95,437
Deferred revenue	175,358	—	—	175,358
Due to affiliates	525,989	—	—	525,989
Profit sharing payable	432,173	—	—	432,173
Debt	1,031,288	—	—	1,031,288
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	874,958	(43,486)	831,472
Other liabilities	—	111,811	(418)	111,393
Due to affiliates	—	1,629	(1,629)	—
Other liabilities	39,246	9,573	—	48,819
Total Liabilities	2,350,302	997,971	(45,533)	3,302,740

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	2,084,942	—	—	2,084,942
Accumulated deficit	(1,342,135)	32,869	(32,867)	(1,342,133)
Appropriated partners’ capital	—	2,555	—	2,555
Accumulated other comprehensive income (loss)	(3,615)	(2,045)	51	(5,609)
Total Apollo Global Management, LLC shareholders’ equity	739,192	33,379	(32,816)	739,755
Non-Controlling Interests in consolidated entities	10,283	98,236	(21,255)	87,264
Non-Controlling Interests in Apollo Operating Group	771,941	—	—	771,941
Total Shareholders’ Equity	1,521,416	131,615	(54,071)	1,598,960
Total Liabilities and Shareholders’ Equity	$3,871,718	$1,129,586	$(99,604)	$4,901,700

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2014
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,204,052	$—	$—	$1,204,052
Cash and cash equivalents held at consolidated funds	—	1,611	—	1,611
Restricted cash	6,353	—	—	6,353
Investments	857,391	2,173,989	(151,374)	2,880,006
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,088,952	—	1,088,952
Investments, at fair value	—	15,658,948	(295)	15,658,653
Other assets	—	323,932	(692)	323,240
Carried interest receivable	958,846	—	(47,180)	911,666
Due from affiliates	278,632	—	(10,617)	268,015
Fixed assets, net	35,906	—	—	35,906
Deferred tax assets	606,717	—	—	606,717
Other assets	81,083	3,578	(277)	84,384
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	60,039	—	—	60,039
Total Assets	$4,177,871	$19,251,010	$(250,044)	$23,178,837
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$43,772	$474	$—	$44,246
Accrued compensation and benefits	59,278	—	—	59,278
Deferred revenue	199,614	—	—	199,614
Due to affiliates	564,799	354	—	565,153
Profit sharing payable	434,852	—	—	434,852
Debt	1,034,014	—	—	1,034,014
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	14,170,474	(47,374)	14,123,100
Other liabilities	—	728,957	(239)	728,718
Due to affiliates	—	58,526	(58,526)	—
Other liabilities	42,183	4,218	—	46,401
Total Liabilities	2,378,512	14,963,003	(106,139)	17,235,376

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	2,256,054	—	(1,771)	2,254,283
Accumulated deficit	(1,433,759)	2,175,406	(2,142,308)	(1,400,661)
Appropriated partners’ capital	—	972,774	(39,608)	933,166
Accumulated other comprehensive income (loss)	33,052	—	(33,358)	(306)
Total Apollo Global Management, LLC shareholders’ equity	855,347	3,148,180	(2,217,045)	1,786,482
Non-Controlling Interests in consolidated entities	9,228	1,139,827	2,073,140	3,222,195
Non-Controlling Interests in Apollo Operating Group	934,784	—	—	934,784
Total Shareholders’ Equity	1,799,359	4,288,007	(143,905)	5,943,461
Total Liabilities and Shareholders’ Equity	$4,177,871	$19,251,010	$(250,044)	$23,178,837

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015 (the “2014 Annual Report”). The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 25 years and lead a team of 886 employees, including 331 investment professionals, as of June 30, 2015.
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
As of June 30, 2015, we had total AUM of $162.5 billion across all of our businesses. As of June 30, 2015, 46% of our total AUM was in Permanent Capital Vehicles. On December 31, 2013, Apollo Investment Fund VIII, L.P. (“Fund VIII”) held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of June 30, 2015, Fund VIII had $14.5 billion of uncalled commitments remaining. Additionally, Apollo Investment Fund VII, L.P. (“Fund VII”) held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2015, Fund VII had $3.1 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through June 30, 2015. Apollo’s traditional private equity funds’ appreciation was 2.7% and 5.2% for the three and six months ended June 30, 2015, respectively.

For our credit segment, total gross and net return, excluding assets managed by Athene Asset Management (“AAM”) that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, was 1.2% and 0.8%, respectively, for the three months ended June 30, 2015 and 3.2% and 2.6%, respectively, for the six months ended June 30, 2015.
For our real estate segment, total gross and net returns for U.S. Real Estate Fund I including co-investment capital were 4.6% and 3.8%, respectively, for the three months ended June 30, 2015 and 6.2% and 5.2%, respectively, for the six months ended June 30, 2015.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Share)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
63.00% of Total Voting Power
89.20% of LP Units
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
10.80% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (55.83% of Apollo Operating Group Units)(4)
37.00% of Total Voting Power
55.83% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(44.17% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO (FC II), LLC
APO Corp.
55.83% of the LP units of certain Apollo Operating Group Entities
55.83% of the LP units of certain Apollo Operating Group Entities
55.83% of the LP units of certain Apollo Operating Group Entities
55.83% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 25.78% of the Class A shares outstanding and 11.39% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 37.00% of the total voting power of our shares entitled to vote and 32.80% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 63.00% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through AP Professional Holdings L.P. (“Holdings”), of 49.80% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 55.83% of the limited partner interests in each Apollo Operating Group entity (“AOG Units”). The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 49.80% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 6.03% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 44.17% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment

As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Fluctuations in equity prices, which may be volatile and mixed across geographies, can significantly impact the valuation of our funds’ portfolio companies and related income we may recognize. In the U.S., the S&P 500 Index declined by a modest 0.2% in the second quarter of 2015, following a modest 0.4% rise in the first quarter of 2015. Outside the U.S., global equity markets were also down slightly during the second quarter of 2015. The MSCI All Country World ex USA Index declined 0.5% following a 3.2% rise in the first quarter of 2015.
Conditions in the credit markets also have a significant impact on our business. Credit markets were mixed during in the second quarter of 2015, with the BofAML HY Master II Index down slightly at 0.1%, though up 2.5% year to date, while the S&P/LSTA Leveraged Loan Index was up 0.7% in the quarter and 2.8% year to date. Benchmark interest rates reversed the downward trajectory observed during 2014 and the first quarter of 2015, with the U.S. 10-year Treasury yield rising approximately 40 basis points to 2.3%. Commodities generally rose during the second quarter of 2015, driven by a rebound in oil prices. After a 4% decline in the first quarter of 2015, brent crude oil rose 15% during the second quarter of 2015.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported that real GDP increased at an annual rate of 2.3% in the second quarter of 2015, driven by an upturn in exports, increased consumer spending, a deceleration in imports, and increased state and local government spending. As of July 2015, the International Monetary Fund estimated that the U.S. economy will expand by 2.5% in 2015, a decline from the 3.1% growth estimate forecasted in April 2015. Additionally, the U.S. unemployment rate continued to decline and stood at 5.3% as of June 30, 2015, compared to 5.5% as of March 31, 2015, making it the lowest level since April 2008.
Amid the generally favorable backdrop of elevated asset prices and positive equity market momentum, Apollo continued to generate realizations for fund investors. Apollo returned $3.4 billion and $15.1 billion of capital and realized gains to the limited partners of the funds it manages during the second quarter of 2015 and for the past 12 months ended June 30, 2015, respectively. In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment. Apollo had reported $3.2 billion and $14.9 billion of inflows for the second quarter of 2015 and over the past 12 months ended June 30, 2015, respectively. Inflows during the second quarter of 2015 were primarily driven by $1.0 billion from a strategic managed account, $0.7 billion from credit drawdown funds, and $0.6 billion from the acquisition of an Asia-focused real estate investment manager.
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

—
Decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to our employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in the funds and those of Apollo’s shareholders by providing such individuals a profit sharing interest in the carried interest income earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on Apollo’s performance and growth for the year.

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
During the first quarter of 2015 the Company renamed Economic Net Income to Economic Income. Additionally, the definition of EI was changed to exclude transaction-related charges related to contingent consideration associated with acquisitions. The impact of this change on EI is reflected in note 15 to the condensed consolidated financial statements. These changes have been made to prior period financial data reportable segments to conform to the current period presentation.

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

(ii)
the net asset value (“NAV”) of the credit funds, partnerships and accounts for which we provide investment management services, other than certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), which have a fee-generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital which such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

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

(i)
Carry-Generating AUM, which refers to funds’ invested capital that is currently above its hurdle rate or preferred return, and the funds’ profit is allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)	AUM Not Currently Generating Carry, which refers to funds’ invested capital that is currently below its hurdle rate or preferred return; and

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
We use Non-Fee-Generating AUM combined with Fee-Generating AUM as a performance measure of our funds’ investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee-Generating AUM includes assets on which we could earn carried interest income.

The table below presents Fee-Generating and Non-Fee-Generating AUM by segment as of June 30, 2015 and 2014 and December 31, 2014. Changes in market conditions and additional funds raised have had significant impacts to Apollo’s AUM:

	As of June 30,		As of December 31,
	2015	2014	2014
	(in millions)
Total Assets Under Management	$162,498	$167,495	$159,797
Fee-Generating	128,289	130,330	128,714
Non-Fee-Generating	34,209	37,165	31,083

Private Equity(1)	39,264	51,836	41,299
Fee-Generating	28,468	33,554	30,285
Non-Fee-Generating	10,796	18,282	11,014

Credit(1)	112,680	106,454	108,960
Fee-Generating	92,667	90,780	92,192
Non-Fee-Generating	20,013	15,674	16,768

Real Estate(1)	10,554	9,205	9,538
Fee-Generating	7,154	5,996	6,237
Non-Fee-Generating	3,400	3,209	3,301

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

The table below sets forth AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of June 30, 2015 and 2014 and December 31, 2014.

	As of June 30,		As of December 31,
	2015	2014	2014
	(in millions)
Private Equity(1)	$2,037	$2,310	$2,265
Credit(1)	6,853	4,152	5,118
Real Estate(1)	878	564	729
Total AUM with Future Management Fee Potential	$9,768	$7,026	$8,112

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

The following table presents Carry-Eligible AUM and Carry-Generating AUM for each of Apollo’s three segments as of June 30, 2015 and 2014 and December 31, 2014:

	Carry-Eligible AUM(2)			Carry-Generating AUM(2)
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Private equity(3)	$34,211	$44,791	$36,376	$12,487	$24,381	$14,463
Credit(3)	44,262	38,947	39,013	23,257	28,036	16,218
Real estate(3)	2,511	2,674	2,614	697	821	828
Total(1)(2)	$80,984	$86,412	$78,003	$36,441	$53,238	$31,509

(1)
As of June 30, 2015 and 2014 and December 31, 2014, Carry-Eligible AUM included $28.3 billion, $27.7 billion and $28.8 billion of Uninvested Carry-Eligible AUM, respectively, and $16.2 billion, $5.5 billion and $17.7 billion of AUM Not Currently Generating Carry, respectively.

(2)
As of June 30, 2015, total Uninvested Carry-Eligible AUM of $28.3 billion consisted of $17.5 billion, $9.7 billion and $1.1 billion for the private equity, credit and real estate segments, respectively. Total AUM Not Currently Generating Carry of $16.2 billion consisted of $4.2 billion, $11.3 billion and $0.7 billion for the private equity, credit and real estate segments, respectively.

(3)	Prior period amounts were recast for individual segments to conform to the current presentation.

The following table presents AUM Not Currently Generating Carry and the appreciation required to reach the preferred return or high watermark and generate carried interest for funds whose investment period is greater than 24 months:
.

Category / Fund	AUM Not Currently Generating Carry	Investment Period Active > 24 Months (1)	Appreciation Required to Achieve Carry (2)
Private Equity:	(in millions)
Fund VIII	$3,601	$—	NM
Other PE	676	—	NM
Total Private Equity	4,277	—	NM
Credit:
Drawdown	3,305	1,240	7%
Liquid / Performing	7,956	365	<250bps
		1,796	250-500bps
		1,043	>500bps
Permanent Capital Vehicles ex AAM	—	—	NM
Total Credit	11,261	4,444	6%
Real Estate
Total Real Estate	702	582	>500bps
Total	$16,240	$5,026
(1) Represents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of June 30, 2015.
(2) Represents the percentage of additional appreciation required to reach the preferred return or high watermark and generate carried interest for funds whose investment period is greater than 24 months.

The components of Fee-Generating AUM by segment as of June 30, 2015 and 2014 and December 31, 2014 are presented below:

	As of June 30, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$19,959		$6,028	$312	$26,299
Fee-Generating AUM based on invested capital	7,825		3,027	4,432	15,284
Fee-Generating AUM based on gross/adjusted assets	411		73,534	2,297	76,242
Fee-Generating AUM based on leverage	273		161	—	434
Fee-Generating AUM based on NAV	—		9,917	113	10,030
Total Fee-Generating AUM	$28,468	(1)	$92,667	$7,154	$128,289

(1)	The weighted average remaining life of the private equity funds excluding Permanent Capital Vehicles at June 30, 2015 was 68 months.

	As of June 30, 2014
	Private Equity(1)		Credit(1)	Real Estate(1)	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,074		$6,552	$113	$26,739
Fee-Generating AUM based on invested capital	11,115		2,148	3,800	17,063
Fee-Generating AUM based on gross/adjusted assets	704		73,965	1,847	76,516
Fee-Generating AUM based on leverage	1,613		757	—	2,370
Fee-Generating AUM based on NAV	48		7,358	235	7,641
Total Fee-Generating AUM	$33,554	(2)	$90,780	$5,995	$130,329

(1) Prior period amounts were recast for individual segments to conform to the current presentation.
(2) The weighted average remaining life of the private equity funds excluding Permanent Capital Vehicles at June 30, 2014 was 71 months.

	As of December 31, 2014
	Private Equity(1)		Credit(1)	Real Estate(1)	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,080		$6,191	$173	$26,444
Fee-Generating AUM based on invested capital	9,368		3,100	3,968	16,436
Fee-Generating AUM based on gross/adjusted assets	513		75,370	1,961	77,844
Fee-Generating AUM based on leverage	324		215	—	539
Fee-Generating AUM based on NAV	—		7,316	135	7,451
Total Fee-Generating AUM	$30,285	(2)	$92,192	$6,237	$128,714

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)	The weighted average remaining life of the private equity funds excluding Permanent Capital Vehicles at December 31, 2014 was 72 months.

The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment(1):

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Traditional Private Equity Funds(2)	$33,516	$44,852	$35,310	$25,511	$30,195	$27,181
Natural Resources	1,366	1,414	1,348	1,295	1,295	1,295
Other(3)	4,382	5,570	4,641	1,662	2,064	1,809
Total	$39,264	$51,836	$41,299	$28,468	$33,554	$30,285

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)	Refers to Fund I, Fund II, MIA, Fund III, Fund IV, Fund V, Fund VI, Fund VII and Fund VIII.

(3)	Includes co-investments contributed to Athene by AAA, through its investment in AAA Investments as discussed in note 12 of the condensed consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type(1):

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Liquid/Performing	$34,640	$28,678	$33,396	$28,546	$24,301	$28,803
Drawdown	19,237	18,329	18,480	10,581	10,654	10,504
Permanent Capital Vehicles ex AAM	12,560	8,878	9,371	7,297	5,256	5,172
Athene Asset Management, L.P. (AAM)(2)	$46,243	$50,569	47,713	$46,243	$50,569	47,713
Total	$112,680	$106,454	$108,960	$92,667	$90,780	$92,192

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)
Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across its private equity, credit and real estate segments and includes AUM managed by entities related to Athene.

The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment(1):

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Debt	$7,068	$5,704	$6,420	$5,195	$4,162	$4,785
Equity	3,486	3,502	3,118	1,959	1,833	1,452
Total	$10,554	$9,206	$9,538	$7,154	$5,995	$6,237

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

During the first quarter of 2015, the Company changed the presentation of the components of AUM to inflows, outflows, net flows, realizations and market activity as noted below. As such, prior periods were reclassified to conform with the current period presentation. The following tables summarize changes in total AUM for each of Apollo’s three segments for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	(1)	2015	2014	(1)
	(in millions)
Change in Total AUM:
Beginning of Period	$162,948	$159,326		$159,797	$161,177
Inflows	3,206	8,740		8,106	10,997
Outflows(3)	(1,707)	(430)		(2,225)	(1,983)
Net Flows	1,499	8,310		5,881	9,014
Realizations	(3,392)	(1,721)		(4,771)	(6,091)
Market Activity	1,443	1,581		1,591	3,396
End of Period	$162,498	$167,496		$162,498	$167,496
Change in Private Equity AUM (2):
Beginning of Period	$40,533	$48,336		$41,299	$50,158
Inflows	358	3,045		411	3,857
Outflows	(150)	(11)		(620)	(11)
Net Flows	208	3,034		(209)	3,846
Realizations	(2,014)	(734)		(2,625)	(3,757)
Market Activity	537	1,200		799	1,589
End of Period	$39,264	$51,836		$39,264	$51,836
Change in Credit AUM (2):
Beginning of Period	$112,919	$101,941		$108,960	$101,580
Inflows	1,352	5,136		5,738	6,128
Outflows	(1,557)	(285)		(1,584)	(1,315)
Net Flows	(205)	4,851		4,154	4,813
Realizations	(791)	(516)		(1,133)	(1,458)
Market Activity	757	178		699	1,519
End of Period	$112,680	$106,454		$112,680	$106,454
Change in Real Estate AUM (2):
Beginning of Period	$9,496	$9,049		$9,538	$9,439
Inflows	1,496	559		1,957	1,012
Outflows	—	(134)		(21)	(657)
Net Flows	1,496	425		1,936	355
Realizations	(587)	(471)		(1,013)	(876)
Market Activity	149	203		93	288
End of Period	$10,554	$9,206		$10,554	$9,206

(1)	Reclassified to conform to current period’s presentation.

(2)
At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases and acquisitions. Outflows represent redemptions and other decreases in available capital. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

(3)
Included in outflows for Total AUM are redemptions of $390.0 million and $147.1 million during the three months ended June 30, 2015 and 2014, respectively, and $437.4 million and $319.9 million during the six months ended June 30, 2015 and 2014, respectively.

Assets Under Management
Total Assets Under Management were $162.5 billion at June 30, 2015, a decrease of $0.4 billion or 0.3%, compared to $162.9 billion at March 31, 2015. The net decrease was due to:

Realizations of $3.4 billion primarily related to:

•
$2.0 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.2 billion attributable to Fund VII, driven by the dispositions of Great Wolf Resorts, Inc. (“Great Wolf”) and Brit PLC (“Brit”), and $0.4 billion from Fund VI driven by Norwegian Cruise Line Corporation Ltd. (“NCL”) and Noranda Aluminum Holding Corporation (“Noranda”);

•	$0.8 billion related to funds we manage in the credit segment consisting of distributions of $0.3 billion from SIAs, $0.2 billion from drawdown funds, and $0.1 billion from CLOs; and

•
$0.6 billion related to funds we manage in the real estate segment consisting of distributions of $0.4 billion in real estate debt, and $0.2 billion relating to one of our Asia focused real estate funds.

Offsetting these decreases were:

Net flows of $1.5 billion primarily related to:

•
a $1.5 billion increase related to funds we manage in the real estate segment consisting of $0.5 billion in net segment transfers in from other Apollo segments, $0.6 billion relating to the acquisition of Venator and $0.3 billion of subscriptions.

•
a $0.2 billion increase related to funds we manage in the private equity segment consisting of $0.4 billion in subscriptions, offset by a decrease of $0.2 billion related to a change in net leverage; and

•
a $0.2 billion decrease related to funds we manage in the credit segment consisting of $1.4 billion in subscriptions including $0.5 billion in an energy opportunity fund, $0.2 billion in a structured credit fund (SCRF III) and $0.2 billion in a Permanent Capital Vehicle (MidCap), which subscriptions were offset by decreases of $0.7 billion related to a change in net leverage, $0.5 billion from net transfers out to other Apollo segments and $0.4 billion from redemptions.

Market activity of $1.4 billion primarily related to:

•	$0.8 billion of appreciation in the funds we manage in the credit segment; and

•	$0.5 billion of appreciation in the funds we manage in the private equity segment.

Total Assets Under Management were $162.5 billion at June 30, 2015, an increase of $2.7 billion or 1.7%, compared to $159.8 billion at December 31, 2014. The net increase was due to:

Net flows of $5.9 billion primarily related to:

•
a $4.2 billion increase related to funds we manage in the credit segment primarily consisting of (i) $3.2 billion in subscriptions, including $0.9 billion in an energy opportunity fund, $0.7 billion in a Permenant Capital Vehicle (MidCap), $0.2 billion in a structured credit fund (SCRF III) and $0.6 billion in certain liquid performing funds, and (ii) a $1.5 billion increase related to a change in net leverage, inclusive of a $1.8 billion increase in leverage related to MidCap, which increases were offset by decreases of $0.1 billion in net transfers out to other Apollo segments and $0.4 billion of redemptions; and

•
a $1.9 billion increase related to funds we manage in the real estate segment consisting of $0.6 billion in net transfers in from other Apollo segments, $0.6 billion relating to the acquisition of Venator, subscriptions of $0.5 billion and a $0.3 billion change in net leverage.

Market Activity of $1.6 billion primarily related to:

•	$0.8 billion of appreciation in the funds we manage in the private equity segment; and

•	$0.7 billion of appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $4.8 billion primarily related to:

•
$2.6 billion related to funds we manage in the private equity segment consisting of distributions of $1.3 billion attributable to Fund VII, driven by the dispositions of Great Wolf and Brit, and $0.9 billion attributable to Fund VI driven by Sprouts Farmers Markets, NCL and Noranda;

•
$1.1 billion related to funds we manage in the credit segment consisting of distributions of $0.2 billion from EPF I and the majority of the remaining distributions related to CLOs and Permanent Capital Vehicles; and

•
$1.0 billion related to funds we manage in the real estate segment consisting of distributions including $0.3 billion from AGRE Debt Fund I and $0.2 billion relating to one of our Asia focused real estate funds.

During the first quarter of 2015, the Company changed the presentation of the components of AUM to inflows, outflows, net flows, realizations and market activity as noted below. The following tables summarize changes in total Fee-Generating AUM for each of Apollo’s three segments for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	(1)	2015	2014	(1)
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$131,252	$128,537		$128,714	$128,368
Inflows	1,544	3,977		5,166	5,645
Outflows(3)	(2,334)	(964)		(2,774)	(1,897)
Net Flows	(790)	3,013		2,392	3,748
Realizations	(2,810)	(1,110)		(3,399)	(2,573)
Market Activity	637	(111)		582	786
End of Period	$128,289	$130,329		$128,289	$130,329
Change in Private Equity Fee-Generating AUM (2):
Beginning of Period	$30,199	$34,207		$30,285	$34,173
Inflows	1	131		1	498
Outflows	(66)	(565)		(89)	(591)
Net Flows	(65)	(434)		(88)	(93)
Realizations	(1,670)	(176)		(1,732)	(480)
Market Activity	4	(43)		3	(46)
End of Period	$28,468	$33,554		$28,468	$33,554
Change in Credit Fee-Generating AUM (2):
Beginning of Period	$94,858	$88,404		$92,192	$88,249
Inflows	126	3,381		3,426	4,301
Outflows	(2,268)	(381)		(2,574)	(1,288)
Net Flows	(2,142)	3,000		852	3,013
Realizations	(650)	(484)		(955)	(1,228)
Market Activity	601	(140)		578	746
End of Period	$92,667	$90,780		$92,667	$90,780
Change in Real Estate Fee-Generating AUM (2):
Beginning of Period	$6,195	$5,926		$6,237	$5,946
Inflows	1,417	465		1,739	846
Outflows	—	(18)		(111)	(18)
Net Flows	1,417	447		1,628	828
Realizations	(490)	(450)		(712)	(865)
Market Activity	32	72		1	86
End of Period	$7,154	$5,995		$7,154	$5,995

(1)	Reclassified to conform to current period’s presentation.

(2)
At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases and acquisitions. Outflows represent redemptions and other decreases in available capital. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

(3)
Included in outflows for Fee-Generating AUM are redemptions of $383.6 million and $8.2 million during the three months ended June 30, 2015 and 2014, respectively, and $410.3 million and$162.6 million during the six months ended June 30, 2015 and 2014, respectively.

Total Fee-Generating AUM was $128.3 billion at June 30, 2015, a decrease of $3.0 billion or 2.3%, compared to $131.3 billion at March 31, 2015. The net decrease was due to:

Realizations of $2.8 billion primarily related to:

•
$1.7 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.2 billion and $0.4 billion attributable to Fund VI and Fund VII, respectively, driven by strategic and public disposition activity due to semi-annual fee-basis reset as well as other returns of capital activity;

•	$0.6 billion related to funds we manage in the credit segment consisting of distributions of interest and dividends related to various portfolio investments of the funds we manage; and

•	$0.5 billion related to funds we manage in the real estate segment consisting of distributions related to various portfolio investments of the funds we manage.

Net flows of $0.8 billion primarily related to:

•
a $1.4 billion increase related to funds we manage in the real estate segment consisting of $0.5 billion in net transfers in from other segments and $0.6 billion relating to the acquisition of Venator; and

•
a $2.1billion decrease related to funds we manage in the credit segment, consisting of a $1.4 billion change in net leverage, (including a $0.8 billion decrease in leverage on CLOs), $0.4 billion of redemptions and $0.5 billion related to net transfers out of our credit segment and into our real estate segment.

Offsetting these decreases were:
Market Activity of $0.6 billion primarily related to:

•	$0.6 billion of appreciation in the funds we manage in the credit segment.
Total Fee-Generating AUM was $128.3 billion at June 30, 2015, a decrease of $0.4 billion or 0.3%, compared to $128.7 billion at December 31, 2014. The net decrease was due to:

Realizations of $3.4 billion primarily related to:

•
$1.7 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.2 billion and $0.4 billion attributable to Fund VI and Fund VII, respectively, driven by strategic and public disposition activity due to semi-annual fee-basis reset as well as other returns of capital activity;

•
$1.0 billion related to funds we manage in the credit segment consisting of distributions of $0.1 billion from EPF I and the majority of the remaining distributions from CLOs and Permanent Capital Vehicles; and

•	$0.7 billion related to funds we manage in the real estate segment consisting of distributions including $0.3 billion from AGRE Debt Fund I.

Offsetting these decreases were:

Net flows of $2.4 billion primarily related to:

•
a $1.6 billion increase related to funds we manage in the real estate segment consisting of $0.8 billion in net transfers in from other Apollo segments, $0.6 billion relating to the acquisition of Venator and $0.2 billion of net transfers into Fee-Generating AUM; and

•
a $0.9 billion increase related to funds we manage in the credit segment consisting of a (i) change in net leverage of $0.3 billion, including a $1.7 billion increase in leverage related to MidCap, offset by a decrease of $1.6 billion in leverage related to CLOs, (ii) $0.9 billion related to movements into Fee-Generating AUM and (iii) $0.8 billion in subscriptions, including $0.3 billion relating to a liquid performing fund, which increases were offset by decreases of $0.8 billion in net transfers to other Apollo segments and $0.4 billion of redemptions.

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
Capital deployed and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include management fees, transaction fees and incentive income to the extent fee-generating. Capital deployed and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses capital deployed and uncalled commitments as key operating metrics since we believe the results measure our fund’s investment activities.
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Private Equity	$895	$413	$1,911	$969
Credit	1,355	1,010	2,115	2,739
Real Estate (1)	623	882	1,088	1,376
Total capital deployed	$2,873	$2,305	$5,114	$5,084

(1)
Included in capital deployed is $574.0 million and $992.0 million for the three and six months ended June 30, 2015, respectively, and $793 million and $1,177 million for the three and six months ended June 30, 2014, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of June 30, 2015	As of December 31, 2014
	(in millions)
Private Equity	$20,151	$22,633
Credit	10,830	9,212
Real Estate	1,223	997
Total Uncalled Commitments(1)	$32,204	$32,842

(1)
As of June 30, 2015 and December 31, 2014, $27.9 billion and $29.3 billion, respectively, represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Apollo Investment Fund IV, L.P. (“Fund IV”) has generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2015, while Apollo Investment Fund V, L.P. (“Fund V”) has generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2015. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in the 2014 Annual Report.

Investment Record

The following table summarizes the investment record by segment of Apollo’s significant multi-year drawdown, commitment based funds and SIAs that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. The funds included in the investment record table below have greater than $500 million of AUM and/or form part of a flagship series of funds. The SIAs included in the investment record table below have greater than $200 million of AUM and did not predominantly invest in other Apollo funds or SIAs.

All amounts are as of June 30, 2015, unless otherwise noted:

								As of June 30, 2015
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund VIII	2013	$18,388	$18,377	$2,720	$18	$3,008	$3,026	NM	(2)	NM	(2)
Fund VII	2008	9,782	14,677	15,297	27,318	5,790	33,108	37%		28%
Fund VI	2006	4,918	10,136	12,457	17,270	4,093	21,363	13		10
Fund V	2001	400	3,742	5,192	12,666	139	12,805	61		44
Fund I, II, III, IV & MIA(3)	Various	29	7,320	8,753	17,398	14	17,412	39		26
Traditional Private Equity Funds(4)		$33,517	$54,252	$44,419	$74,670	$13,044	$87,714	39%		25%
AION	2013	828	826	161	9	196	205	NM	(2)	NM	(2)
ANRP	2012	1,366	1,323	831	200	845	1,045	16%		9%
Total Private Equity(10)		$35,711	$56,401	$45,411	$74,879	$14,085	$88,964
Credit:
Credit Opportunity Funds
COF III	2014	$3,151	$3,426	$2,273	$414	$1,748	$2,162	NM	(2)	NM	(2)
COF I & II	2008	693	3,068	3,787	7,286	263	7,549	23%		20%
European Principal Finance Funds
EPF II(6)	2012	3,760	3,433	2,281	698	2,186	2,884	19		9
EPF I	2007	583	1,442	1,895	2,798	404	3,202	24		17
Structured Credit Funds
FCI II	2013	2,028	1,555	1,215	189	1,267	1,456	NM	(2)	NM	(2)
FCI	2012	850	559	1,017	537	749	1,286	14		10
SCRF III (5)	—	718	789	613	171	477	648	NM	(2)	NM	(2)
SCRF I & II	Various	117	222	706	744	141	885	33		22
Other Drawdown Funds & SIAs(7)	Various	5,301	5,939	5,091	5,778	1,157	6,935	11		9
Total Credit(11)		$17,201	$20,433	$18,878	$18,615	$8,392	$27,007
Real Estate:
Apollo U.S. Real Estate Fund II, L.P.(5)	—	$325	$327	$113	$4	$110	$114	NM	(2)	NM	(2)
AGRE U.S. Real Estate Fund, L.P(8)	2012	643	644	617	$370	465	835	18%		14%
AGRE Debt Fund I, LP	2011	728	1,190	1,185	637	722	1,359	9		7
CPI Funds(9)	Various	1,228	4,996	2,505	2,310	351	2,661	18		14
Total Real Estate(12)		$2,924	$7,157	$4,420	$3,321	$1,648	$4,969

(1)	Refer to the definitions of Total Invested Capital, Realized Value, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(3)
Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. Apollo does not differentiate between Fund I and Fund II investments for purposes of performance figures because they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the 2007 Reorganization. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with Apollo’s Managing Partners and other investment professionals.

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	SCRF III and Apollo U.S. Real Estate Fund II, L.P. were launched prior to June 30, 2015 and have not established their vintage year.

(6)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of June 30, 2015.

(7)
Amounts presented have been aggregated for (i) Drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of June 30, 2015. Additionally, certain SIAs totaling $1.4 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $7.9 billion of Total Invested Capital through June 30, 2015.

(8)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund, has $150 million of co-investment commitments raised, which are included in the figures in the table. A coinvest entity within AGRE U.S. Real Estate Fund, L.P. is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.57 as of June 30, 2015.

(9)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds including CPI Capital Partners North America, CPI Capital Partners Asia Pacific.  CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement.  For these funds, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to June 30, 2015 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(10)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $3.6 billion of aggregate AUM as of June 30, 2015.

(11)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds’ and SIAs’ had $2.0 billion of aggregate AUM as of June 30, 2015.

(12)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.3 billion of aggregate AUM as of June 30, 2015.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2015:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$6,307	$17,629	29%
Non-Control Distressed	5,861	8,506	71
Total	12,168	26,135	49
Buyout Equity, Portfolio Company Debt and Other Credit(1)	32,251	61,579	22
Total	$44,419	$87,714	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of our Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of June 30, 2015:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$2,663	$2,966
Other Credit and Classic Distressed(2)	57	60
Total	$2,720	$3,026
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,893	$25,972
Other Credit and Classic Distressed(2)	4,404	7,136
Total	$15,297	$33,108

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,312	$17,652
Other Credit and Classic Distressed(2)	2,145	3,711
Total	$12,457	$21,363
Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,831
Classic Distressed(2)	780	974
Total	$5,192	$12,805

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $3.9 billion and $13.2 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	Classic Distressed is defined as investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.6 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through June 30, 2015), our private equity funds have invested $33.0 billion, of which $17.0 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 6.0x, 6.1x, 7.7x and 6.6x, respectively, as of the date of filing of this Quarterly Report on Form 10-Q. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable earnings before interest, taxes, depreciation and amortization (“EBITDA”) which we believe captures the true economics of our funds’ purchases of portfolio companies.

Credit

The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo:

	As of June 30, 2015				Gross Returns		Net Returns
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	Three Months Ended June 30, 2015(1)	Last Twelve Months Ended June 30, 2015(1)	Three Months Ended June 30, 2015(1)	Last Twelve Months Ended June 30, 2015(1)
	(in millions)
Liquid / Performing	$34,640	$28,546	$20,484	$11,716	1.0%	3.8%	0.9%	3.1%
Drawdown(2)	19,237	10,581	16,664	5,846	1.7	4.4	0.9	1.8
Permanent Capital Vehicles ex AAM	12,560	7,297	7,114	5,695	1.3	6.8	0.2	0.8
Athene Asset Management(3)	46,243	46,243	—	—	N/A	N/A	N/A	N/A
Total Credit	$112,680	$92,667	$44,262	$23,257	1.2%	4.2%	0.8%	2.6%

(1)
The gross and net returns for the three and last twelve months ended June 30, 2015 for total credit exclude assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of June 30, 2015, significant drawdown funds and strategic investment accounts (“SIAs”) had inception-to-date gross and net IRRs of 17.8% and 14.1%, respectively, as of June 30, 2015. Significant Drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that did not predominantly invest in other Apollo funds or SIAs.

(3)	AUM amounts presented for AAM exclude $14.4 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo.

Liquid / Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table above for liquid/performing have greater than $200 million of AUM and did not predominantly invest in other Apollo funds or SIAs.
All amounts are as of June 30, 2015, unless otherwise noted:

			Net Return
	Vintage Year	Total AUM	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2014
Credit:		(in millions)
Hedge Funds(1)	Various	$6,190	1%	3%	2%	4%	3%
CLOs(2)	Various	13,422	1	3	1	2	2
SIAs / Other	Various	15,028	1	3	1	3	3
Total		$34,640

(1)	Hedge funds includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd. and Apollo Total Return Fund.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.

Permanent Capital
The following table summarizes the investment record for our Permanent Capital Vehicles, excluding assets managed by AAA and Athene Asset Management, by segment as of June 30, 2015, unless otherwise noted:

			Total Returns(1)
	IPO Year (2)	Total AUM	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015		For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014		For the Year Ended December 31, 2014
Credit:		(in millions)
MidCap(3)	N/A	$3,299	NM	(4)	NM	(4)	N/A		N/A		N/A
AIF	2013	403	(1)%		3%		NM	(4)	NM	(4)	NM	(4)
AFT	2011	436	1		10		—		3%		(1)%
AMTG(5)	2011	4,173	(5)		(1)		6%		19		19
AINV(6)	2004	4,322	(5)		1		6		6		(3)
Real Estate:
ARI	2009	2,318	(2)%		6%		2%		6%		11%
Totals		$14,951

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)	MidCap is not a publicly traded vehicle and therefore IPO year is not applicable.

(4)
Returns have not been presented as the Permanent Capital Vehicle commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(5)
All amounts are as of March 31, 2015 except for total returns. Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained on AMTG’s website is not part of this report.

(6)
All amounts are as of March 31, 2015 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report.

Athene and SIAs

As of June 30, 2015, Athene Asset Management had $60.6 billion of total AUM in accounts owned by or related to Athene, of which approximately $14.4 billion, was either sub-advised by Apollo or invested in Apollo funds or invested in Apollo funds and investment vehicles. Of the approximately $14.4 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.

As of June 30, 2015, Apollo managed approximately $15.5 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit, and real estate funds.

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
As of June 30, 2015, approximately 64% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 36% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of June 30, 2015 was 34%, 77% and 54%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” in the 2014 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments’ incentive business as of and for the three and six months ended June 30, 2015:

	As of June 30, 2015		For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VII	$285,080		$(53,630)	$135,086	$81,456	$(3,101)	$149,988	$146,887
Fund VI (1)	108,938		(44,014)	22,916	(21,098)	(74,484)	53,509	(20,975)
Fund V	—	(4)	(4,904)	—	(4,904)	(12,276)	—	(12,276)
Fund IV	2,780		111	—	111	(2,856)	640	(2,216)
AAA/Other(2)(3)	186,646		25,761	—	25,761	(5,065)	29,900	24,835
Total Private Equity Funds	583,444		(76,676)	158,002	81,326	(97,782)	234,037	136,255
Total Private Equity Funds, net of profit share	337,075		(48,653)	71,938	23,285	(74,226)	123,641	49,415
Credit Category:
Drawdown	144,921	(4)	(5,197)	7,277	2,080	(63,472)	46,854	(16,618)
Liquid / Performing	80,498		(3,225)	11,278	8,053	9,280	17,974	27,254
Permanent Capital Vehicles ex AAM	25,578		1,500	10,815	12,315	1,500	21,589	23,089
Total Credit Funds	250,997		(6,922)	29,370	22,448	(52,692)	86,417	33,725
Total Credit Funds, net of profit share	74,768		(4,872)	23,424	18,552	(37,409)	57,020	19,611
Real Estate Funds:
CPI Funds	1,231		91	—	91	(388)	2,082	1,694
AGRE U.S. Real Estate Fund, L.P.	13,143		1,810	—	1,810	1,694	203	1,897
Other	7,798		(1,234)	1,250	16	(666)	1,382	716
Total Real Estate Funds	22,172		667	1,250	1,917	640	3,667	4,307
Total Real Estate Funds, net of profit share	12,597		501	481	982	465	1,092	1,557
Total	$856,613		$(82,931)	$188,622	$105,691	$(149,834)	$324,121	$174,287
Total, net of profit share	$424,440	(5)	$(53,024)	$95,843	$42,819	$(111,170)	$181,753	$70,583

(1)
Fund VI’s remaining investments and escrow cash were valued at 101% of the fund’s unreturned capital, which was below a specified return ratio of 115%. As a result, Fund VI is required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation of Fund VI. As of June 30, 2015, $166.9 million of gross carry, or $110.2 million net of profit sharing, remains in escrow. Of these amounts, assuming a hypothetical liquidation on June 30, 2015, $108.9 million of gross carry, or $71.9 million net of profit sharing, would be paid to the general partner.

(2)	Includes certain SIAs.

(3)
Includes $135.6 million of carried interest receivable from AAA Investments, L.P. (“AAA Investments”) which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding.

(4)
As of June 30, 2015, Fund V, ACLF and certain SIAs within the credit segment had $9.1 million, $5.9 million and $27.1 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V, ACLF and certain SIAs within the credit segment was $60.6 million, $16.7 million and $53.2 million, respectively, as of June 30, 2015.

(5)
There was a corresponding profit sharing payable of $432.2 million as of June 30, 2015, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $93.0 million.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of June 30, 2015. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the condensed consolidated statements of financial condition. As of June 30, 2015, there was $42.1 million of such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.

The following table summarizes our carried interest income since inception for our combined segments through June 30, 2015:

	Carried Interest Income Since Inception (1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of June 30, 2015(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VII	$285.1	$3,012.1	$3,297.2	$—	$858.2
Fund VI	108.9	1,633.6	1,742.5	—	1,207.5
Fund V	—	1,455.0	1,455.0	9.1	20.9
Fund IV	2.8	597.8	600.6	—	2.8
AAA/Other	186.6	169.6	356.2	—	190.1
Total Private Equity Funds	583.4	6,868.1	7,451.5	9.1	2,279.5
Credit Category(5):
Drawdown	144.9	829.9	974.8	6.3	205.9
Liquid/Performing	80.5	434.8	515.3	26.7	102.8
Permanent Capital Vehicles ex AAM	1.5	—	1.5	—	1.5
Total Credit Funds	226.9	1,264.7	1,491.6	33.0	310.2
Real Estate Funds:
CPI Funds	1.2	7.8	9.0	—	1.9
AGRE U.S. Real Estate Fund	13.1	2.9	16.0	—	13.1
Other	7.9	0.7	8.6	—	8.6
Total Real Estate Funds	22.2	11.4	33.6	—	23.6
Total	$832.5	$8,144.2	$8,976.7	$42.1	$2,613.3

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of June 30, 2015.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on June 30, 2015. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at June 30, 2015. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on June 30, 2015. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ management agreement.

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
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA restricted depositary units (“RDUs”) , or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, AHL Awards (as defined in note 11 to our consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 11 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
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
Other Income (Loss)
Net Gains (Losses) from Investment Activities. The performance of the consolidated Apollo funds has impacted our net gains (losses) from investment activities. Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening reporting date and the closing reporting date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. Prior to the adoption of new accounting guidance effective January 1, 2015, for results of AAA, a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the condensed consolidated statements of operations. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our condensed consolidated financial statements.

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
Interest Income. The Company recognizes security transactions on the trade date. Interest income is recognized as earned on an accrual basis. Discounts and premiums on securities purchased are accreted or amortized over the life of the respective securities using the effective interest method. Interest income also includes payment-in-kind interest (or “PIK” interest) on a convertible note and from one of our credit funds.
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
Income Taxes. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to New York City Unincorporated Business Tax (“NYC UBT”), and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income tax, and the Company’s provision for income taxes is accounted for in accordance with U.S. GAAP.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 56.2% and 58.8% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of June 30, 2015 and 2014. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2015	2014			2015	2014
Revenues:	(in thousands)				(in thousands)
Advisory and transaction fees from affiliates, net	$15,450	$60,786	$(45,336)	(74.6)%	$24,993	$176,851	$(151,858)	(85.9)%
Management fees from affiliates	230,584	226,420	4,164	1.8	455,473	436,211	19,262	4.4%
Carried interest income from affiliates	105,693	284,946	(179,253)	(62.9)	174,285	450,490	(276,205)	(61.3)%
Total Revenues	351,727	572,152	(220,425)	(38.5)	654,751	1,063,552	(408,801)	(38.4)%
Expenses:
Compensation and benefits:
Salary, bonus and benefits	88,870	89,832	(962)	(1.1)	176,503	170,362	6,141	3.6%
Equity-based compensation	22,279	28,711	(6,432)	(22.4)	42,382	87,689	(45,307)	(51.7)%
Profit sharing expense	61,635	160,778	(99,143)	(61.7)	110,264	264,737	(154,473)	(58.3)%
Total Compensation and Benefits	172,784	279,321	(106,537)	(38.1)	329,149	522,788	(193,639)	(37.0)%
Interest expense	7,485	4,524	2,961	65.5	14,925	7,638	7,287	95.4%
General, administrative and other	21,556	25,291	(3,735)	(14.8)	44,327	49,969	(5,642)	(11.3)%
Professional fees	19,725	20,211	(486)	(2.4)	34,689	39,663	(4,974)	(12.5)%
Occupancy	10,131	10,418	(287)	(2.8)	20,089	20,321	(232)	(1.1)%
Placement fees	1,665	3,489	(1,824)	(52.3)	3,185	5,275	(2,090)	(39.6)%
Depreciation and amortization	11,193	11,115	78	0.7	22,171	22,834	(663)	(2.9)%
Total Expenses	244,539	354,369	(109,830)	(31.0)	468,535	668,488	(199,953)	(29.9)%
Other Income:
Net gains from investment activities	24,424	(9,534)	33,958	NM	26,542	213,874	(187,332)	(87.6)%
Net gains from investment activities of consolidated variable interest entities	5,800	43,425	(37,625)	(86.6)	7,128	91,160	(84,032)	(92.2)%
Income from equity method investments	17,119	30,701	(13,582)	(44.2)	16,058	53,611	(37,553)	(70.0)%
Interest income	860	2,726	(1,866)	(68.5)	1,585	6,054	(4,469)	(73.8)%
Other income, net	1,775	2,238	(463)	(20.7)	6,649	19,769	(13,120)	(66.4)%
Total Other Income	49,978	69,556	(19,578)	(28.1)	57,962	384,468	(326,506)	(84.9)%
Income before income tax provision	157,166	287,339	(130,173)	(45.3)	244,178	779,532	(535,354)	(68.7)%
Income tax provision	(9,092)	(35,037)	25,945	(74.1)	(14,606)	(67,586)	52,980	(78.4)%
Net Income	148,074	252,302	(104,228)	(41.3)	229,572	711,946	(482,374)	(67.8)%
Net income attributable to Non-controlling Interests	(91,646)	(180,634)	88,988	(49.3)	(142,217)	(568,109)	425,892	(75.0)%
Net Income Attributable to Apollo Global Management, LLC	$56,428	$71,668	$(15,240)	(21.3)%	$87,355	$143,837	$(56,482)	(39.3)%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
Revenues
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $45.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was attributable to a decrease in advisory and transaction fees, net of $51.2 million in the credit segment. The decrease in the credit segment was primarily driven by a decrease in monitoring fees from Athene of $51.5 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) during the three months ended June 30, 2015 compared to the same period in 2014.
Management fees from affiliates increased by $4.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in notes 2 and 4 to the condensed consolidated financial statements. As a result of the adoption of new consolidation guidance, eliminations of management fees of consolidated CLOs decreased by $13.4 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase in management fees was partially offset by decreases in management fees earned from Fund VII, Fund VI and EPF I of $2.6 million, $1.8 million and $1.7 million, respectively, during the three months ended June 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $179.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to a decrease in carried interest income earned from Fund VII and EPF II of $165.3 million and $52.8 million, respectively, partially offset by increased carried interest income earned from Fund VI and AAA Investments (Co-Invest VI), L.P. (“AAA Co-Invest VI”) of $27.0 million and $17.3 million, respectively.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $151.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was attributable to a decrease in advisory and transaction fees, net of $123.3 million in the credit segment and $30.1 million in the private equity segment. The decrease in the credit segment was primarily attributable to a decrease in monitoring fees from Athene of $108.2 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) during the six months ended June 30, 2015 compared to the same period in 2014. The decrease in the private equity segment was primarily attributable to net advisory and transaction fees earned by certain of the private equity funds we manage during the six months ended June 30, 2014 in connection with the investment in EP Energy.
Management fees from affiliates increased by $19.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in notes 2 and 4 to the condensed consolidated financial statements. As a result of the adoption of new consolidation guidance, eliminations of management fees of consolidated CLOs decreased by $26.9 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase in management fees was partially offset by decreases in management fees earned from Fund VII and Fund VI of $5.2 million and $3.6 million, respectively, during the six months ended June 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $276.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to decreases in carried interest income earned from Fund VII, EPF II, Fund V, an SIA, EPF I, ANRP and ACLF of $241.6 million, $50.2 million, $34.4 million, $34.3 million, $33.7 million, $14.3 million and $10.1 million, respectively. These decreases were partially offset by increased carried interest income earned from Fund VI and AAA Co-Invest VI of $91.1 million and $44.4 million, respectively. Additionally, due to deconsolidation of certain funds and CLOs effective January 1, 2015, carried interest income was not eliminated in the condensed consolidated statement of operations, and as a result, additional carried interest income was recognized of approximately $50 million during the six months ended June 30, 2015.

Expenses
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Compensation and benefits decreased by $106.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to a decrease in profit sharing expense of $99.1 million, due to lower carried interest income during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period.
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
Interest expense increased by $3.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to additional interest expense incurred during the three months ended June 30, 2015 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other fees decreased by $3.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to lower technology expenses during the three months ended June 30, 2015 as compared to the same period in 2014.
Placement fees decreased by $1.8 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to decreases in placement fees with respect to Fund VIII of $1.7 million during the three months ended June 30, 2015 as compared to the same period in 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Compensation and benefits decreased by $193.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to a decrease in profit sharing expense of $154.5 million , due to lower carried interest income during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period. Equity-based compensation decreased $45.3 million during the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to non-cash expense of $45.6 million incurred in connection with the departure of an executive officer during the six months ended June 30, 2014. The decreases in profit sharing expense and equity-based compensation were offset by an increase in salary, bonus and benefits of $6.1 million during the six months ended June 30, 2015 as a result of an increase in headcount during the period as compared to the six months ended June 30, 2014.
Interest expense increased by $7.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to additional interest expense incurred during the six months ended June 30, 2015 as a result of the issuance of the 2024 Senior Notes in May 30, 2014, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other fees decreased by $5.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to lower technology expenses during the six months ended June 30, 2015 as compared to the same period in 2014.

Professional fees decreased by $5.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to lower consulting fees incurred during the six months ended June 30, 2015 as compared to the same period in 2014.
Placement fees decreased by $2.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to decreases in placement fees with respect to Fund VIII of $1.6 million during the six months ended June 30, 2015 as compared to the same period in 2014.
Other Income (Loss)
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net gains from investment activities increased by $34.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene of $23.2 million during the three months ended June 30, 2015 and the non-recurrence of losses on the Company’s investment in HFA Holdings Limited (“HFA”) of $9.2 million during the three months ended June 30, 2015 as a result of the sale of the investment in HFA during 2014.
Net gains from investment activities of consolidated variable interest entities decreased by $37.6 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in notes 2 and 4 to the condensed consolidated financial statements.
Income from equity method investments decreased by $13.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily driven by decreases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest. The funds which had the most significant impact were Fund VII, EPF II, ARI, AION and EPF, which resulted in decreases in income from equity method investments of $8.0 million, $2.6 million, $2.4 million, $1.8 million, and $1.1 million, respectively.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net gains from investment activities decreased by $187.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to the deconsolidation of AAA effective January 1, 2015 as a result of the Company’s adoption of new guidance, as described in note 2 to the condensed consolidated financial statements, and the non-recurrence of gains on the investment in HFA of $8.8 million as a result of the sale of the investment during 2014. These decreases were partially offset by unrealized gains on the Company’s investment in Athene during the six months ended June 30, 2015.
Net gains from investment activities of consolidated variable interest entities decreased by $84.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in notes 2 and 4 to the condensed consolidated financial statements.
Income from equity method investments decreased by $37.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily driven by decreases in the values of investments held by certain Apollo funds and other entities in which the Company has a direct interest. The funds which had the most significant impact were Fund VII, AINV, AAA, AION, ARI and EPF I, which resulted in decreases in income (loss) from equity method investments of $12.3 million, $6.2 million, $5.4 million, $4.6 million, $2.4 million and $2.4 million, respectively.
Other income, net decreased by $13.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the non-recurrence of a $14.0 million unrealized gain on Athene-related derivative contracts during the six months ended June 30, 2015 as a result of settlement of these derivative contracts during 2014.
Income Tax Provision
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Income tax provision decreased by $25.9 million primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as a decrease in management business income subject to corporate-level taxation. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 5.8% and 12.2% for the three months ended June 30, 2015 and 2014, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Income tax provision decreased by $53.0 million primarily due to a change in the mix of earnings which are subject to corporate-level tax, as well as a decrease in management business income subject to corporate-level tax. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 6.0% and 8.7% for the six months ended June 30, 2015 and 2014, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT.

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds.
Net income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
AAA(1)	$—	$932	$—	$(198,337)
Interest in management companies and a co-investment vehicle(2)	(3,724)	(4,909)	(6,606)	(8,494)
Other consolidated entities	187	9,806	(1,896)	5,108
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(3,537)	5,829	(8,502)	(201,723)
Net income attributable to Appropriated Partners’ Capital(3)	(4,960)	(34,468)	(2,555)	(59,291)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(83,149)	(151,995)	(131,160)	(307,095)
Net Income attributable to Non-Controlling Interests	$(91,646)	$(180,634)	$(142,217)	$(568,109)
Net income attributable to Appropriated Partners’ Capital(4)	4,960	34,468	2,555	59,291
Other Comprehensive (income) loss attributable to Non-Controlling Interests	(1,832)	—	5,750	—
Comprehensive Income Attributable to Non-Controlling Interests	$(88,518)	$(146,166)	$(133,912)	$(508,818)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA as of June 30, 2014, which was approximately 97.5%. As of June 30, 2014, Apollo owned approximately 2.5% of AAA. AAA has been deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new guidance, as described in note 2.

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

Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$148,074	$252,302	$229,572	$711,946
Net income attributable to Non-Controlling Interests in consolidated entities	(8,497)	(28,639)	(11,057)	(261,014)
Net income after Non-Controlling Interests in consolidated entities	139,577	223,663	218,515	450,932
Adjustments:
Income tax provision(1)	9,092	35,037	14,606	67,586
NYC UBT and foreign tax provision(2)	(2,243)	(4,051)	(3,117)	(6,793)
Net (income) loss in non-Apollo Operating Group entities	161	266	398	(1,625)
Total adjustments	7,010	31,252	11,887	59,168
Net income after adjustments	146,587	254,915	230,402	510,100
Approximate weighted average ownership percentage of Apollo Operating Group	56.5%	59.6%	56.9%	60.2%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$83,149	$151,995	$131,160	$307,095

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
In addition to providing the financial results of our three reportable business segments, we further evaluate our individual reportable segments based on what we refer to as our “management business” and “incentive businesses”. Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. The management business includes management fee revenues, advisory and transaction fee revenues, carried interest income from one of our opportunistic credit funds and expenses, each of which we believe are more stable in nature. The financial performance of our incentive business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The incentive business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.
Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, EI, for the “management” and “incentive” businesses within our private equity segment for the three and six months ended June 30, 2015 and 2014, respectively.

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$8,913	$—	$8,913	$5,178	$—	$5,178
Management fees from affiliates	74,269	—	74,269	82,045	—	82,045
Carried interest income (loss) gains from affiliates:
Unrealized losses(2)	—	(76,674)	(76,674)	—	(10,394)	(10,394)
Realized gains	—	158,002	158,002	—	198,103	198,103
Total Revenues	83,182	81,328	164,510	87,223	187,709	274,932
Expenses:
Compensation and benefits:
Salary, bonus and benefits	27,679	—	27,679	26,713	—	26,713
Equity-based compensation	7,437	—	7,437	6,957	—	6,957
Profit sharing expense	—	58,041	58,041	—	115,894	115,894
Total compensation and benefits	35,116	58,041	93,157	33,670	115,894	149,564
Other expenses	16,462	—	16,462	18,801	—	18,801
Total Expenses	51,578	58,041	109,619	52,471	115,894	168,365
Other Income:
Net interest expense	—	(2,465)	(2,465)	—	(1,601)	(1,601)
Income from equity method investments	—	9,278	9,278	—	13,419	13,419
Other income, net	327	998	1,325	786	—	786
Total Other Income	327	7,811	8,138	786	11,818	12,604
Economic Income	$31,931	$31,098	$63,029	$35,538	$83,633	$119,171

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$12,754	$—	$12,754	$42,814	$—	$42,814
Management fees from affiliates	148,866	—	148,866	161,466	—	161,466
Carried interest income (loss) gains from affiliates:
Unrealized losses(2)	—	(97,783)	(97,783)	—	(303,983)	(303,983)
Realized gains	—	234,037	234,037	—	594,943	594,943
Total Revenues	161,620	136,254	297,874	204,280	290,960	495,240
Expenses:
Compensation and benefits:
Salary, bonus and benefits	53,479	—	53,479	48,982	—	48,982
Equity-based compensation	16,493	—	16,493	31,406	—	31,406
Profit sharing expense	—	86,840	86,840	—	181,989	181,989
Total compensation and benefits	69,972	86,840	156,812	80,388	181,989	262,377
Other expenses	31,647	—	31,647	36,219	—	36,219
Total Expenses	101,619	86,840	188,459	116,607	181,989	298,596
Other Income:
Net interest expense	—	(5,014)	(5,014)	—	(2,725)	(2,725)
Income from equity method investments	—	14,761	14,761	—	32,219	32,219
Other income, net	1,786	1,160	2,946	2,351	1,599	3,950
Total Other Income	1,786	10,907	12,693	2,351	31,093	33,444
Economic Income	$61,787	$60,321	$122,108	$90,024	$140,064	$230,088

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the six months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Amount Change	Percentage Change	2015	2014	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$8,913	$5,178	$3,735	72.1%	$12,754	$42,814	$(30,060)	(70.2)%
Management fees from affiliates	74,269	82,045	(7,776)	(9.5)	148,866	161,466	(12,600)	(7.8)
Carried interest income (loss) from affiliates:
Unrealized losses(2)	(76,674)	(10,394)	(66,280)	NM	(97,783)	(303,983)	206,200	(67.8)
Realized gains	158,002	198,103	(40,101)	(20.2)	234,037	594,943	(360,906)	(60.7)
Total carried interest income from affiliates	81,328	187,709	(106,381)	(56.7)	136,254	290,960	(154,706)	(53.2)
Total Revenues	164,510	274,932	(110,422)	(40.2)	297,874	495,240	(197,366)	(39.9)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	27,679	26,713	966	3.6	53,479	48,982	4,497	9.2
Equity-based compensation	7,437	6,957	480	6.9	16,493	31,406	(14,913)	(47.5)
Profit sharing expense	58,041	115,894	(57,853)	(49.9)	86,840	181,989	(95,149)	(52.3)
Total compensation and benefits expense	93,157	149,564	(56,407)	(37.7)	156,812	262,377	(105,565)	(40.2)
Other expenses	16,462	18,801	(2,339)	(12.4)	31,647	36,219	(4,572)	(12.6)
Total Expenses	109,619	168,365	(58,746)	(34.9)	188,459	298,596	(110,137)	(36.9)
Other Income:
Net interest expense	(2,465)	(1,601)	(864)	54.0	(5,014)	(2,725)	(2,289)	84.0
Income from equity method investments	9,278	13,419	(4,141)	(30.9)	14,761	32,219	(17,458)	(54.2)
Other income (loss), net	1,325	786	539	68.6	2,946	3,950	(1,004)	(25.4)
Total Other Income	8,138	12,604	(4,466)	(35.4)	12,693	33,444	(20,751)	(62.0)
Economic Income	$63,029	$119,171	$(56,142)	(47.1)%	$122,108	$230,088	$(107,980)	(46.9)%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three and six months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Advisory and transaction fees from affiliates, net, increased by $3.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to increases in net advisory and transaction fees earned from Fund VII of $4.9 million, offset by decreases in net advisory and transaction fees earned from Fund V of $1.5 million, during the three months ended June 30, 2015 compared to the same period in 2014.
Management fees from affiliates decreased by $7.8 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to decreases in management fees earned from Fund VII and AION due to lower invested capital during the three months ended June 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $106.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to a decrease in carried interest income earned from Fund VII of $165.3 million, partially offset by increased carried interest income earned from Fund VI, AAA Co-Invest VI and AAA of $27.0 million, $17.3 million and $12.9 million, respectively. Realized carried interest income decreased $40.1 million, driven by decreased realized carried interest with respect to Fund VI of $113.2 million, primarily due to decreased dispositions of underlying portfolio investments of the fund during the period as compared to the prior year, offset by increased realized carried interest with respect to Fund VII of $104.6 million due to reversals of unrealized carried interest. Unrealized carried interest income decreased by $66.3 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily attributable to a decrease in Fund VII of $269.9 million, as a result of realizations, offset by an increase in Fund VI of $140.2 million as a result of increases in the fair value of the fund’s portfolio investments.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $30.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to net advisory and transaction fees earned in connection with the investment in EP Energy by certain of the private equity funds we manage during the six months ended June 30, 2014.
Management fees from affiliates decreased by $12.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to decreases in management fees earned from Fund VII and Fund VI due to lower invested capital during the six months ended June 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $154.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to decreases in carried interest income earned from Fund VII and Fund V of $241.6 million and $34.4 million, respectively. These decreases were partially offset by increased carried interest income earned from Fund VI and AAA Co-Invest VI of $91.1 million and $44.4 million, respectively. Realized carried interest income decreased $360.9 million, driven by decreased realized carried interest with respect to Fund VII and Fund VI of $139.6 million and $194.2 million, respectively, primarily due to decreased dispositions of underlying portfolio investments held during the period as compared to the prior year. The decrease in realized carried interest income was offset by a decrease in unrealized carried interest loss of $206.2 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily attributable to a decrease in unrealized carried interest loss in Fund VI of $285.3 million as a result of increases in the fair value of fund portfolio investments, offset by a decrease in unrealized carried interest income with respect to Fund VII of $102.0 million.
Expenses
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Compensation and benefits expense decreased by $56.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to a decrease in profit sharing expense of $57.9 million as a result of a corresponding decrease in carried interest income during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Other expenses decreased by $2.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to decreased placement fees and general and administrative expenses attributable to lower technology expense during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Compensation and benefits expense decreased by $105.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to a decrease in profit sharing expense of $95.1 million as a result of a corresponding decrease in carried interest income and a decrease in equity-based compensation of $14.9 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Equity-based compensation was higher during the six months ended June 30, 2014 as compared to the same period in 2015 as a result of non-cash expense of $17.9 million in connection with the departure of an executive officer during the six months ended June 30, 2014.
Other expenses decreased by $4.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to decreased placement fees, professional fees and general and administrative expenses attributable to lower technology expense during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Other Income
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Income from equity method investments decreased by $4.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was driven by decreases in the value of Fund VII and AION of $8.0 million and $1.8 million, respectively. The decrease was slightly offset by an increase in fair value of AAA of $5.2 million.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net interest expense increased by $2.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to additional interest expense incurred during the six months ended June 30, 2015 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 9 to our condensed consolidated financial statements.
Income from equity method investments decreased by $17.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was driven by decreases in the values of our private equity investments held, primarily from Apollo’s ownership interests in Fund VII and AION in the amounts of $12.3 million and $4.6 million, respectively.

Credit
The following tables set forth segment statement of operations information and EI for the “management” and “incentive” businesses within our credit segment for the three and six months ended June 30, 2015 and 2014, respectively.

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$4,420	$—	$4,420	$55,609	$—	$55,609
Management fees from affiliates	140,632	—	140,632	134,605	—	134,605
Carried interest income from affiliates:
Unrealized gains (losses)(2)	—	(6,922)	(6,922)	—	47,174	47,174
Realized gains	10,815	18,556	29,371	10,009	39,726	49,735
Total Revenues	155,867	11,634	167,501	200,223	86,900	287,123
Expenses:
Compensation and benefits:
Salary, bonus and benefits	51,994	—	51,994	55,770	—	55,770
Equity-based compensation	6,142	—	6,142	5,533	—	5,533
Profit sharing expense	—	3,897	3,897	—	42,797	42,797
Total compensation and benefits	58,136	3,897	62,033	61,303	42,797	104,100
Other expenses	32,061	—	32,061	37,335	—	37,335
Total Expenses	90,197	3,897	94,094	98,638	42,797	141,435
Other Income:
Net interest expense	—	(3,642)	(3,642)	—	(1,397)	(1,397)
Net gains (losses) from investment activities	—	23,286	23,286	—	(9,180)	(9,180)
Income from equity method investments	—	6,202	6,202	—	9,371	9,371
Other income (loss), net	546	(769)	(223)	2,213	—	2,213
Total Other Income (Loss)	546	25,077	25,623	2,213	(1,206)	1,007
Non-Controlling Interests	(3,223)	—	(3,223)	(3,124)	—	(3,124)
Economic Income	$62,993	$32,814	$95,807	$100,674	$42,897	$143,571

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$9,772	$—	$9,772	$133,089	$—	$133,089
Management fees from affiliates	280,084	—	280,084	266,234	—	266,234
Carried interest income from affiliates:
Unrealized gains (losses)(2)	—	(52,692)	(52,692)	—	39,276	39,276
Realized gains	21,589	64,828	86,417	18,473	105,512	123,985
Total Revenues	311,445	12,136	323,581	417,796	144,788	562,584
Expenses:
Compensation and benefits:
Salary, bonus and benefits	105,673	—	105,673	106,514	—	106,514
Equity-based compensation	11,898	—	11,898	33,784	—	33,784
Profit sharing expense	—	14,114	14,114	—	75,742	75,742
Total compensation and benefits	117,571	14,114	131,685	140,298	75,742	216,040
Other expenses	64,181	—	64,181	72,189	—	72,189
Total Expenses	181,752	14,114	195,866	212,487	75,742	288,229
Other Income:
Net interest expense	—	(7,104)	(7,104)	—	(1,967)	(1,967)
Net gains from investment activities	—	25,047	25,047	—	8,833	8,833
Income (loss) from equity method investments	—	(705)	(705)	—	18,119	18,119
Other income (loss), net	3,350	(1,279)	2,071	5,558	12,441	17,999
Total Other Income (Loss)	3,350	15,959	19,309	5,558	37,426	42,984
Non-Controlling Interests	(6,069)	—	(6,069)	(6,380)	—	(6,380)
Economic Income (Loss)	$126,974	$13,981	$140,955	$204,487	$106,472	$310,959

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the six months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Amount Change	Percentage Change	2015	2014	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$4,420	$55,609	$(51,189)	(92.1)%	$9,772	$133,089	$(123,317)	(92.7)%
Management fees from affiliates	140,632	134,605	6,027	4.5	280,084	266,234	13,850	5.2
Carried interest income from affiliates:
Unrealized gains (losses)(2)	(6,922)	47,174	(54,096)	NM	(52,692)	39,276	(91,968)	NM
Realized gains	29,371	49,735	(20,364)	(40.9)	86,417	123,985	(37,568)	(30.3)
Total carried interest income from affiliates	22,449	96,909	(74,460)	(76.8)	33,725	163,261	(129,536)	(79.3)
Total Revenues	167,501	287,123	(119,622)	(41.7)	323,581	562,584	(239,003)	(42.5)
Expenses:
Salary, bonus and benefits
Salary, bonus and benefits	51,994	55,770	(3,776)	(6.8)	105,673	106,514	(841)	(0.8)
Equity-based compensation	6,142	5,533	609	11.0	11,898	33,784	(21,886)	(64.8)
Profit sharing expense	3,897	42,797	(38,900)	(90.9)	14,114	75,742	(61,628)	(81.4)
Total compensation and benefits	62,033	104,100	(42,067)	(40.4)	131,685	216,040	(84,355)	(39.0)
Other expenses	32,061	37,335	(5,274)	(14.1)	64,181	72,189	(8,008)	(11.1)
Total Expenses	94,094	141,435	(47,341)	(33.5)	195,866	288,229	(92,363)	(32.0)
Other Income:
Net interest expense	(3,642)	(1,397)	(2,245)	160.7	(7,104)	(1,967)	(5,137)	261.2
Net gains (losses) from investment activities	23,286	(9,180)	32,466	NM	25,047	8,833	16,214	183.6
Income (loss) from equity method investments	6,202	9,371	(3,169)	(33.8)	(705)	18,119	(18,824)	NM
Other income (loss), net	(223)	2,213	(2,436)	NM	2,071	17,999	(15,928)	(88.5)
Total Other Income (Loss)	25,623	1,007	24,616	NM	19,309	42,984	(23,675)	(55.1)
Non-Controlling Interests	(3,223)	(3,124)	(99)	3.2	(6,069)	(6,380)	311	(4.9)
Economic Income	$95,807	$143,571	$(47,764)	(33.3)%	$140,955	$310,959	$(170,004)	(54.7)%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three and six months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $51.2 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease was primarily driven by a decrease in monitoring fees from Athene of $51.5 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) during the three months ended June 30, 2015 compared to the same period in 2014.
Management fees from affiliates increased by $6.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to increases in management fees earned from COF III of $2.8 million, MidCap of $1.8 million and CLOs of $1.5 million during the three months ended June 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $74.5 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to decreased carried interest income related to EPF II of $52.8 million, EPF I of $15.6 million, COF I of $5.4 million, ACLF of $4.5 million and COF III of $3.9 million during the three months ended June 30, 2015 compared to the same period in 2014. These decreases were partially offset by increased carried interest income related to FCI II of $13.0 million. Included in carried interest income from affiliates was unrealized carried interest income, which decreased $54.1 million primarily resulting from decreases with respect to EPF II of $52.8 million and EPF I of $19.4 million, partially offset by an increase in FCI II of $13.0 million. Also included in carried interest income was realized carried interest income which decreased $20.4 million primarily resulting from lower realizations from CLOs of $4.6 million, Apollo Credit Master Fund of $4.4 million, ACLF of $4.3 million and one of our SIAs of $3.7 million.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $123.3 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was primarily driven by a decrease in monitoring fees from Athene of $108.2 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) during the six months ended June 30, 2015 compared to the same period in 2014.
Management fees from affiliates increased by $13.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to increases in management fees earned from COF III of $6.0 million, CLOs of $3.2 million, and MidCap of $3.2 million during the six months ended June 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $129.5 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to decreased carried interest income related to EPF II of $50.2 million, one of our SIAs of $34.3 million, EPF I of $33.7 million, ACLF of $10.1 million and COF I of $7.2 million during the six months ended June 30, 2015 compared to the same period in 2014. These decreases were partially offset by increased carried interest income related to FCI II of $18.5 million. Included in carried interest income from affiliates was unrealized carried interest income, which decreased $92.0 million primarily resulting from decreases with respect to EPF II of $78.0 million and one of our SIAs of $32.4 million, partially offset by an increase in FCI II of $18.5 million. Also included in carried interest income was realized carried interest income which decreased $37.6 million primarily resulting from lower realizations from EPF I of $29.1 million, CLOs of $10.1 million, one of our SIAs of $7.2 million, ACLF of $4.3 million, Apollo Credit Master Fund of $4.0 million, COF II of $3.3 million and COF I of $3.0 million, offset by increased realizations from EPF II of $27.8 million.
Expenses
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Compensation and benefits expense decreased by $42.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The change was primarily due to a decrease in profit sharing expense of $38.9 million as a result of a corresponding decrease in carried interest income during the three months ended June 30, 2015 as compared to the same period in 2014.
Other expenses decreased by $5.3 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The change was primarily driven by a decrease in general and administrative fees of $2.5 million primarily attributable to lower technology expenses and a decrease in professional fees of $2.4 million primarily attributable to lower consulting fees during the three months ended June 30, 2015 compared to the same period in 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Compensation and benefits expense decreased by $84.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The change was primarily due to a decrease in profit sharing expense of $61.6 million as a result of a corresponding decrease in carried interest income and a decrease in equity-based compensation of $21.9 million during the six months ended June 30, 2015 as compared to the same period in 2014. Equity-based compensation decreased during the six months ended June 30, 2015 as compared to the same period in 2014 as a result of non-cash expense of $23.2 million in connection with the departure of an executive officer during the six months ended June 30, 2014.
Other expenses decreased by $8.0 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The change was primarily driven by a decrease in professional fees of $4.1 million primarily attributable to lower consulting fees and a decrease in general and administrative expenses of $3.1 million primarily attributable to lower technology expenses the six months ended June 30, 2015 compared to the same period in 2014.
Other Income

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net interest expense increased by $2.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to additional interest expense incurred during the three months ended June 30, 2015 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 9 to our condensed consolidated financial statements.
Net gains from investment activities increased by $32.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene of $23.2 million and the non-recurrence of losses on the Company’s investment in HFA of $9.2 million during the three months ended June 30, 2015 as a result of the sale of the investment in HFA during 2014.
Income from equity method investments decreased by $3.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was driven by decreases in the values of investments held by certain of our credit funds, primarily EPF II and EPF I which resulted in decreases in income from equity method investments of $2.6 million and $1.1 million, respectively.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net interest expense increased by $5.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to additional interest expense incurred during the six months ended June 30, 2015 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 9 to our condensed consolidated financial statements.
Net gains from investment activities increased by $16.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily attributable to a $24.9 million unrealized gain on the Company’s investment in Athene during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 and the non-recurrence of gains on the Company’s investment in HFA during the six months ended June 30, 2015 as a result of the sale of the investment in HFA during 2014.
Income from equity method investments decreased by $18.8 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was driven by decreases in the values of investments held by certain of our credit funds, primarily AINV, EPF I, ACLF, EPF II, COF III and COF I which resulted in decreases in income from equity method investments of $6.2 million, $2.4 million, $2.2 million, $1.7 million, $1.6 million and $0.9 million, respectively.
Other income, net decreased by $15.9 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to the non-recurrence of a $12.4 million unrealized gain on Athene-related derivative contracts during the six months ended June 30, 2015 as a result of settlement of these derivative contracts during 2014.

Real Estate
The following tables set forth our segment statement of operations information and EI for the “management” and “incentive” businesses within our real estate segment for the three and six months ended June 30, 2015 and 2014, respectively.

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$2,117	$—	$2,117	$—	$—	$—
Management fees from affiliates	12,372	—	12,372	12,208	—	12,208
Carried interest income from affiliates:
Unrealized gains	—	666	666	—	988	988
Realized gains	—	1,249	1,249	—	3,998	3,998
Total Revenues	14,489	1,915	16,404	12,208	4,986	17,194
Expenses:
Compensation and benefits:
Salary, bonus and benefits	10,010	—	10,010	7,348	—	7,348
Equity-based compensation	1,064	—	1,064	1,093	—	1,093
Profit sharing expense	—	934	934	—	2,817	2,817
Total compensation and benefits	11,074	934	12,008	8,441	2,817	11,258
Other expenses	6,860	—	6,860	5,121	—	5,121
Total Expenses	17,934	934	18,868	13,562	2,817	16,379
Other Income:
Net interest expense	—	(717)	(717)	—	(418)	(418)
Income from equity method investments	—	910	910	—	3,076	3,076
Other income, net	968	—	968	120	—	120
Total Other Income	968	193	1,161	120	2,658	2,778
Economic Income (Loss)	$(2,477)	$1,174	$(1,303)	$(1,234)	$4,827	$3,593

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$2,467	$—	$2,467	$949	$—	$949
Management fees from affiliates	23,036	—	23,036	24,988	—	24,988
Carried interest income from affiliates:
Unrealized gains	—	640	640	—	644	644
Realized gains	—	3,666	3,666	—	3,998	3,998
Total Revenues	25,503	4,306	29,809	25,937	4,642	30,579
Expenses:
Compensation and benefits:
Salary, bonus and benefits	18,083	—	18,083	14,866	—	14,866
Equity-based compensation	2,083	—	2,083	6,530	—	6,530
Profit sharing expense	—	2,750	2,750	—	2,215	2,215
Total compensation and benefits	20,166	2,750	22,916	21,396	2,215	23,611
Other expenses	11,489	—	11,489	10,549	—	10,549
Total Expenses	31,655	2,750	34,405	31,945	2,215	34,160
Other Income:
Net interest expense	—	(1,398)	(1,398)	—	(707)	(707)
Income from equity method investments	—	1,136	1,136	—	3,823	3,823
Other income, net	1,397	—	1,397	525	—	525
Total Other Income (Loss)	1,397	(262)	1,135	525	3,116	3,641
Economic Income (Loss)	$(4,755)	$1,294	$(3,461)	$(5,483)	$5,543	$60

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Amount Change	Percentage Change	2015	2014	Amount Change	Percentage Change
	(dollars in thousands)				(dollars in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$2,117	$—	$2,117	NM	$2,467	$949	$1,518	160.0%
Management fees from affiliates	12,372	12,208	164	1.3%	23,036	24,988	(1,952)	(7.8)
Carried interest income from affiliates:
Unrealized gains	666	988	(322)	(32.6)	640	644	(4)	(0.6)
Realized gains	1,249	3,998	(2,749)	(68.8)	3,666	3,998	(332)	(8.3)
Total carried interest income (loss) from affiliates	1,915	4,986	(3,071)	(61.6)	4,306	4,642	(336)	(7.2)
Total Revenues	16,404	17,194	(790)	(4.6)	29,809	30,579	(770)	(2.5)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	10,010	7,348	2,662	36.2	18,083	14,866	3,217	21.6
Equity-based compensation	1,064	1,093	(29)	(2.7)	2,083	6,530	(4,447)	(68.1)
Profit sharing expense	934	2,817	(1,883)	(66.8)	2,750	2,215	535	24.2
Total compensation and benefits	12,008	11,258	750	6.7	22,916	23,611	(695)	(2.9)
Other expenses	6,860	5,121	1,739	34.0	11,489	10,549	940	8.9
Total Expenses	18,868	16,379	2,489	15.2	34,405	34,160	245	0.7
Other Income:
Net interest expense	(717)	(418)	(299)	71.5	(1,398)	(707)	(691)	97.7
Income from equity method investments	910	3,076	(2,166)	(70.4)	1,136	3,823	(2,687)	(70.3)
Other income, net	968	120	848	NM	1,397	525	872	166.1
Total Other Income	1,161	2,778	(1,617)	(58.2)	1,135	3,641	(2,506)	(68.8)
Economic Income (Loss)	$(1,303)	$3,593	$(4,896)	NM	$(3,461)	$60	$(3,521)	NM

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

Revenues
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Advisory and transaction fees from affiliates, net, increased by $2.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was attributable to exit fees earned in connection with AGRE Debt Fund I, LP during the three months ended June 30, 2015.

Carried interest income from affiliates decreased by $3.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to a decrease in realized carried interest income of $2.7 million due to decreased realizations from AGRE U.S. Real Estate Fund, L.P. for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Advisory and transaction fees from affiliates, net, increased by $1.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was attributable to exit fees earned in connection with AGRE Debt Fund I, LP during the six months ended June 30, 2015.
Management fees decreased by $2.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease in management fees was primarily due to decreased management fees from the CPI Funds of $3.9 million, offset by increased management fees from ARI of $1.7 million, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Expenses
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Compensation and benefits increased by $0.8 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was primarily attributable to an increase in salary, bonus and benefits of $2.7 million, offset by a decrease in profit sharing expense of $1.9 million as a result of a corresponding decrease in carried interest income earned from our real estate funds.
Other expenses increased by $1.7 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily attributable to an increase in professional fees incurred during the three months ended June 30, 2015 compared to the same period in 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Other expenses increased by $0.9 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily attributable to higher professional fees incurred during the six months ended June 30, 2015 compared to the same period in 2014.
Other Income
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Income from equity method investments decreased by $2.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This change was driven by a decrease in income from our equity method investment in ARI of $2.4 million during the three months ended June 30, 2015 compared to the same period in the prior year. The decrease was offset by an increase in income from our equity method investment in AGRE U.S. Real Estate Fund, L.P.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Income from equity method investments decreased by $2.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This change was primarily driven by a decrease in income from our equity method investment in ARI of $2.4 million during the six months ended June 30, 2015 compared to the same period in the prior year.

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, EI, for our management and incentive businesses for the three months ended June 30, 2015 and 2014, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Management Business(3)
Revenues:
Advisory and transaction fees from affiliates, net	$15,450	$60,787	$24,993	$176,852
Management fees from affiliates	227,273	228,858	451,986	452,688
Carried interest income from affiliates	10,815	10,009	21,589	18,473
Total Revenues	253,538	299,654	498,568	648,013
Expenses:
Salary, bonus and benefits	89,683	89,831	177,235	170,362
Equity-based compensation	14,643	13,583	30,474	71,720
General, administrative and other(2)	21,575	24,947	44,380	49,308
Professional fees(1)	19,599	19,882	34,828	38,924
Occupancy	10,191	10,419	20,217	20,321
Placement fees	1,327	3,489	2,591	5,275
Depreciation and amortization	2,691	2,520	5,301	5,129
Total Expenses	159,709	164,671	315,026	361,039
Other income, net	1,841	3,119	6,533	8,434
Non-Controlling Interests	(3,223)	(3,124)	(6,069)	(6,380)
Economic Income	$92,447	$134,978	$184,006	$289,028

(1)	Excludes professional fees related to the consolidated funds.

(2)	Excludes general and administrative expenses and interest income related to the consolidated funds.

(3)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Incentive Business(3)
Revenues:
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	$(82,930)	$37,768	$(149,835)	$(264,063)
Realized gains	177,807	241,827	302,531	704,453
Total Revenues	94,877	279,595	152,696	440,390
Expenses:
Compensation and Benefits:
Profit sharing expense:
Unrealized profit sharing expense	(29,907)	66,679	(38,664)	(37,971)
Realized profit sharing expense	92,779	94,829	142,368	297,917
Total Profit Sharing Expense	62,872	161,508	103,704	259,946
Other Income:
Net interest expense	(6,824)	(3,416)	(13,516)	(5,399)
Other income (loss), net	(769)	—	(1,117)	14,040
Net gains (losses) from investment activities(2)	24,284	(9,180)	26,045	8,833
Income from equity method investments	16,390	25,866	15,192	54,161
Total Other Income (Loss)	33,081	13,270	26,604	71,635
Economic Income	$65,086	$131,357	$75,596	$252,079

(1)
Included in unrealized carried interest losses from affiliates for the three and six months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

(2)	Excludes investment income and net gains from investment activities related to consolidated funds and the consolidated VIEs.

(3)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of EI to Net Income Attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues	$348,415	$579,249	$651,264	$1,088,403
Expenses	222,581	326,179	418,730	620,985
Other income	34,922	16,389	33,137	80,069
Non-Controlling Interests	(3,223)	(3,124)	(6,069)	(6,380)
Economic Income	157,533	266,335	259,602	541,107
Income tax provision	(9,092)	(35,037)	(14,606)	(67,586)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(83,148)	(151,995)	(131,160)	(307,095)
Transaction-related charges and equity-based compensation(1)	(8,865)	(7,635)	(26,481)	(22,589)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$56,428	$71,668	$87,355	$143,837

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

Summary of Distributable Earnings and Economic Income

Distributable Earnings (“DE”), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and amounts available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the affiliated funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo’s transaction advisory services agreement with Athene), (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability (iii) realized carried interest income, and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.
The following table is a summary of DE for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Management Business Economic Income	$92,447	$134,978	$184,006	$289,028
Less: Non-cash revenues(1)	(843)	(51,793)	(3,627)	(110,886)
Add back: Equity-based compensation	14,643	13,583	30,474	71,720
Add back: Depreciation and amortization	2,691	2,520	5,301	5,129
Management Business Distributable Earnings	$108,938	$99,288	$216,154	$254,991

Incentive Business Economic Income	$65,086	$131,357	$75,596	$252,079
Less: Non-cash carried interest income(2)	—	—	(29,900)	—
Less: Net unrealized carried interest loss	53,023	28,911	111,171	226,092
Less: Unrealized investment and other (income) loss(3)	(25,436)	(10,958)	(25,391)	(46,521)
Incentive Business Distributable Earnings	$92,673	$149,310	$131,476	$431,650

Distributable Earnings	$201,611	$248,598	$347,630	$686,641
Taxes and related payables(4)	(2,153)	(21,444)	(4,263)	(47,345)
Distributable Earnings After Taxes and Related Payables	$199,458	$227,154	$343,367	$639,296

(1)
Includes monitoring fees paid by Athene to Apollo by delivery of common shares of Athene Holding and gains resulting from reductions of the tax receivable agreement liability due to changes in projected income estimates and in estimated tax rates.

(2)	Represents realized carried interest income settled by receipt of securities.

(3)	Represents unrealized gains from our general partner investments in our funds and other balance sheet investments.

(4)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.

The following table is a reconciliation of distributable earnings per share of common and equivalents(1) to net distribution per share of common and equivalents for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$199,458	$227,154	$343,367	$639,296
Add back: Tax related payables attributable to common and equivalents	—	18,692	60	41,270
Distributable Earnings before certain payables(2)	199,458	245,846	343,427	680,566
Percent to common and equivalents	45%	45%	45%	44%
Distributable Earnings before other payables attributable to common and equivalents	90,015	111,071	157,509	297,891
Less: Tax related payables attributable to common and equivalents	—	(18,692)	(60)	(41,270)
Distributable Earnings attributable to common and equivalents	90,015	92,379	157,449	256,621
Distributable Earnings per share of common and equivalent(3)	$0.48	$0.51	$0.83	$1.45
Retained capital per share of common and equivalent(3)(4)	(0.06)	(0.05)	(0.08)	(0.15)
Net distribution per share of common and equivalent(3)	$0.42	$0.46	$0.75	$1.30

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents distributable earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(3)	Per share calculations are based on end of period total Class A shares outstanding and RSUs that participate in distributions.

(4)	Retained capital is withheld pro-rata from common and equivalent holders and AOG unitholders.

Summary of Fee-Related EBITDA and Fee-Related EBITDA + 100% of Net Realized Carried Interest

Fee-related EBITDA is a non-U.S. GAAP performance measure used to understand the performance of our operations and represents management business EI, with amounts for equity-based compensation and depreciation and amortization added to management business EI. Fee-related EBITDA plus realized carried interest less realized profit sharing (referred to as “fee-related EBITDA +100% of net realized carried interest”) is a non-U.S. GAAP performance measure that combines operating results of the management business and incentive business. These performance measures are used to compare our current and potential debt service. See note 9 to our condensed consolidated financial statements for more detail on our outstanding debt.

The table below sets forth fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest for the three and six months ended June 30, 2015 and 2014, and a reconciliation of net income attributable to Apollo Global Management, LLC to EI, fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Management Business Economic Income	$92,447	$134,978	$184,006	$289,028
Equity-based compensation(1)	14,643	13,583	30,474	71,720
Depreciation and amortization(2)	2,691	2,520	5,301	5,129
Fee-Related EBITDA	109,781	151,081	219,781	365,877
Total realized carried interest	177,807	241,827	302,531	704,453
Total realized profit sharing expense	(92,779)	(94,829)	(142,368)	(297,917)
Net realized carried interest	85,028	146,998	160,163	406,536
Fee-Related EBITDA + 100% of Net Realized Carried Interest	194,809	298,079	379,944	772,413
Net unrealized carried interest (loss) income	(53,023)	(28,911)	(111,171)	(226,092)
Other income (loss)	33,081	13,270	26,604	71,635
Depreciation and amortization(2)	(2,691)	(2,520)	(5,301)	(5,129)
Equity-based compensation(1)	(14,643)	(13,583)	(30,474)	(71,720)
Economic Income	$157,533	$266,335	$259,602	$541,107

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. Excludes equity-based compensation expense comprising amortization of AOG Units.

(2)	Includes amortization of leasehold improvements.

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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are summarized and discussed within the table and corresponding commentary below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating Activities	$310,528	$937,312
Investing Activities	(98,589)	(45,147)
Financing Activities	(577,477)	(876,056)
Net Increase (Decrease) in Cash and Cash Equivalents	$(365,538)	$16,109

Operating Activities
Our net cash provided by (used in) operating activities was $310.5 million and $937.3 million during the six months ended June 30, 2015 and 2014, respectively. These amounts were primarily driven by:

•	net income of $229.6 million and $711.9 million during the six months ended June 30, 2015 and 2014, respectively, as well as non-cash adjustments of $29.4 million and $67.1 million, respectively;

•
net decrease in our carried interest receivable of $90.6 million and $299.0 million during the six months ended June 30, 2015 and 2014, respectively, due to a change in the fair value of our carry funds of ($226.6) million and ($450.5) million during the six months ended June 30, 2015 and 2014, respectively, offset by fund distributions to the Company (net of non-cash settlements) of $317.2 million and $749.5 million during the six months ended June 30, 2015 and 2014, respectively;

•	net amortization of our deferred revenue of ($24.3) million and ($6.8) million during the six months ended June 30, 2015 and 2014, respectively; and

•	net cash settlements of our due to affiliates of ($25.0) million and ($70.6) million during the six months ended June 30, 2015 and 2014, respectively.
Investing Activities
Our net cash used in investing activities was $98.6 million and $45.1 million during the six months ended June 30, 2015 and 2014, respectively. These amounts were primarily driven by:

•	cash contributions to, net of distributions from, our equity method investments of $70.0 million and $44.0 million during the six months ended June 30, 2015 and 2014, respectively; and

•	loans made to Apollo employees in the amount of $25.0 million during the six months ended June 30, 2015.
Financing Activities
Our net cash used in financing activities was $577.5 million and $876.1 million during the six months ended June 30, 2015 and 2014, respectively. These amounts were primarily driven by:

•
payments made towards the satisfaction of our tax receivable agreement liability of $48.4 million and $32.0 million during the six months ended June 30, 2015 and 2014, respectively (see note 12 for further discussion);

•	cash distributions paid to our Class A shareholders of $201.2 million and $303.6 million during the six months ended June 30, 2015 and 2014, respectively; and

•	cash distributions paid to our Non-Controlling Interests in the Apollo Operating Group of $286.5 million and $513.7 million during the six months ended June 30, 2015 and 2014, respectively.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, see note 12 to the condensed consolidated financial statements for information regarding the quarterly distributions which were made at the sole discretion of the Company’s manager during 2014 and 2015.
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
As of June 30, 2015, Fund VI’s remaining investments were valued at 101% of their remaining cost, which was below a specified return ratio of 115%.  As a result, Fund VI is required to place in escrow all current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation of Fund VI.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of June 30, 2015, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $98.5 million. Based on the Company’s current estimates, the reduction of fees will extend until 2017 in order for CalPERS to receive the full benefit of this arrangement.
The Company granted 438,043 RSUs during the six months ended June 30, 2015. The average estimated fair value per share on the grant date was $19.17 per RSU with a total fair value of the grants of $8.4 million at June 30, 2015. This will impact the Company’s compensation expense as these grants are amortized over their vesting terms of three to six years. The Company expects to incur annual compensation expense on all grants, net of forfeitures, of approximately $32.6 million, $51.0 million, $32.5 million, $16.0 million, $13.3 million and $3.7 million during the years ended December 31, 2015, 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively.
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
Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partner of such funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, to the extent of their ownership interest, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to the shareholders agreement dated July 13, 2007, as amended (the “Shareholders Agreement”), we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
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
On July 10, 2015, the Company issued 497,918 Class A shares in settlement of vested RSUs.  These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 43.8% to 43.9%.
On July 29, 2015, the Company declared a cash distribution of $0.42 per Class A share, which will be paid on August 31, 2015 to holders of record on August 18, 2015.
On July 31, 2015, the Company issued 1,876,106 Class A shares in settlement of vested RSUs.  These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 43.9% to 44.2%.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of June 30, 2015, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $60.6 billion of total AUM as of June 30, 2015 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $14.4 billion, or approximately 23.7%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene.
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
As part of its ongoing financial integration of Aviva USA, Athene identified material weaknesses in its internal controls over financial reporting for its U.S.     GAAP and statutory financials as of December 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If Athene fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results. On February 4, 2015, Athene informed its shareholders, including the Company, that Athene’s first quarter 2014 U.S. GAAP financial statements can no longer be relied upon and therefore these financial statements were removed from the AAA website. Specifically, Athene discovered the need to change its calculations for reserve balances associated with its indexed products. As a result of this determination, Athene began a methodical process of restating its first quarter 2014 U.S. GAAP financial statements, and on May 5, 2015 Athene informed its shareholders, including us, that as part of the actuarial remediation process Athene has recalculated their actuarial balances for the year ended December 31, 2013 and the quarter ended March 31, 2014 which has allowed them to produce U.S. GAAP financial statements for these periods. The cumulative impact of the adjustments to the Athene actuarial balances resulted in a $152 million increase in Athene's U.S. GAAP shareholders equity as of March 31, 2014. Athene has now informed the Company that it expects to release full year U.S. GAAP audited financial statements in September of this year and return to timely U.S. GAAP quarterly reporting by year end 2015. The aforementioned delay in delivery of Athene’s 2014 U.S. GAAP financial statements is not expected to have an impact on the Company’s previously issued financial statements. Notwithstanding these remediation efforts in connection with its U.S. GAAP financial statements, Athene has continued to meet all regulatory filing deadlines with regard to financial statements prepared in accordance with Statutory Accounting principles and expects to do so for the quarter ended June 30, 2015. As of June 30, 2015 the Company determined the value of its investment in Athene using an embedded value methodology. In doing so, the Company has given appropriate consideration to the control deficiencies and potential adjustments related to Athene and any potential impacts to the Company's financial statements. As the embedded value methodology is based on the projected future cash flows of the business rather than U. S. GAAP financials, the delay in the delivery of Athene’s U.S. GAAP financial statements will not have an impact on the Company's ability to prepare its financial statements. Based on the facts and circumstances as of the date of this report, the Company is not aware of any revisions to the financial statements as presented, or previously issued financial statements, and there is no impact to our ability to produce future financial statements.
See notes 3 and 12 to the condensed consolidated financial statements for further discussion regarding Athene.
Distributions to Managing Partners and Contributing Partners
The three Managing Partners who became employees of Apollo on July 13, 2007 are each entitled to a $100,000 base salary. Additionally, our Managing Partners can receive other forms of compensation. Any additional consideration will be paid to them in their proportional ownership interest in Holdings. Additionally, as a result of the tax receivable agreement, 85% of any tax savings APO Corp. recognizes will be paid to the Managing Partners.
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

•	Additional consideration based on their proportional ownership interest in Holdings; and

•	As a result of the tax receivable agreement, 85% of any tax savings APO Corp. recognizes will be paid to the Contributing Partners.
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
Consolidation
The types of entities with which Apollo is involved generally include subsidiaries (e.g., general partners and management companies related to the funds the Company manages), entities that have all the attributes of an investment company (e.g., funds) and securitization vehicles (e.g., collateralized loan obligations). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
In February 2015, the FASB issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt this new guidance using the modified retrospective method, which results in an effective date of adoption of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the six months ended June 30, 2015 in the condensed consolidated statements of operations have reflected the adoption of this accounting guidance as of January 1, 2015.
Pursuant to the new consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if fees are to be considered a variable interest. As Apollo’s interests in many of these entities are solely through carried interests, performance fees, and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities under the new guidance and no further consolidation analysis is performed. Prior to adoption of the new consolidation guidance, fees received by the Company for investment management services (e.g. carried interests and performance fees) were considered variable interests. For the remaining entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).
An entity is considered a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk (as a group) lack either the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the success of the legal entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the legal entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights. The conditions to be considered a VIE have remained substantially consistent with the guidance in effect prior to adoption with exception of the application of condition (b) above as it relates to limited partnerships and other similar entities. For limited partnerships and other similar entities, unaffiliated investors must be granted rights to either dissolve the fund or remove the general partner (“kick-out rights”) to be considered as not meeting this condition under the new guidance. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner. This consolidation analysis for VOEs remains unchanged by the new consolidation guidance.
As previously indicated, the consolidation assessment, including the determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo’s funds may qualify as VIEs whereas others may qualify as VOEs. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. For example, when the unaffiliated holders of equity investment at risk of a fund (assumed to be limited partnerships or similar entities) with sufficient equity to permit the fund to finance its activities without additional subordinated financial support are not granted substantive kick-out rights the fund is determined to be a VIE. Alternatively, when the unaffiliated holders of equity investment at risk are granted substantive kick-out rights, the fund is generally determined to be a VOE. Prior to adoption of the new guidance, in certain cases where the Company held a substantive equity investment at risk in the fund, the fund may be determined to be a VOE even though substantive kick-out rights were not granted to the unaffiliated holders of equity investment at risk. Under the new guidance for limited partnerships or similar entities, unaffiliated investors must have kick-out rights to be considered a VOE.
 If the entity is determined to be a VIE under the conditions above, the Company assesses whether the entity should be consolidated by determining if Apollo is the primary beneficiary of the entity. Prior to adoption of the new consolidation guidance, this analysis differed depending on the type of VIE being assessed and which consolidation model was applied. For VIEs that qualified for the deferral of the then amended consolidation rules (i.e. investment company entities), it was determined that Apollo was the primary beneficiary when its involvement, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and performance fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where two or more Apollo related parties held a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the Company was determined to be the primary beneficiary to the extent it was the party within the related party group that was most closely associated with the VIE.
For VIEs that did not qualify for the deferral, such as Apollo’s CLOs which applied the then amended consolidation rules, the Company was determined to be the primary beneficiary if it held a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary determination remains unchanged under the new guidance, except as it relates to the related party analysis, and now applies to all VIEs where Apollo holds a variable interest including investment company entities that previously met the deferral requirements. Prior to adoption of the new guidance, when Apollo alone was not considered to have a controlling financial interest but Apollo and its related parties on an aggregate basis did have a controlling financial interest, an analysis regarding which party was most closely associated with the VIE was performed. Under the new guidance, determining which party is more closely associated with an entity is only performed when the related party group that has a controlling financial interest, shares power or is under common control. When the related party group holding a controlling financial interest is not under common control, then Apollo would only be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
Apollo continues to determine whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by Apollo, affiliates of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgments. Under both the previous and the new guidance, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, and (v) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group (under the new guidance this is only for those related parties with shared power or under common control) is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIEs’ economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis includes interests through related parties. Prior to adoption, where the VIEs had qualified for the deferral, judgments were made in estimating cash flows to evaluate which member within the equity group absorbed a majority of the expected losses or residual returns of the VIE.
Certain of the VIEs were formed to issue collateralized notes in the legal form of debt backed by financial assets. Prior to adoption, the difference between the fair value of the assets and liabilities of these VIEs was presented within appropriated partners’ capital in the condensed consolidated statements of financial condition as these VIEs are funded solely with debt. Changes in the fair value of the assets and liabilities of these VIEs and the related interest and other income was presented within net gains from investment activities of consolidated variable interest entities and net income attributable to Non-Controlling Interests in the condensed consolidated statements of operations. Such amounts were recorded within appropriated partners’ capital as, in each case, the VIEs’ note holders, not Apollo, will ultimately receive the benefits or absorb the losses associated with the VIEs’ assets and liabilities. Upon adoption of the new guidance, these entities have been deconsolidated as often Apollo is not deemed to have a variable interest in the entity, and where Apollo does have a direct investment in the entity, Apollo has not been deemed to have a controlling financial interest. See note 4 for further information on VIEs and the impact of adoption of the new guidance.
Assets and liabilities of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of June 30, 2015 and December 31, 2014.
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
Management Fees from Affiliates. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our credit funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders’ equity all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets, are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real estate funds.
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
On a quarterly basis, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by Apollo, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
Valuation of Financial Instruments Held by Consolidated VIEs
The Company has adopted the measurement alternative included in the new collateralized financing entity (“CFE”) guidance, and has applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Amounts presented for the six months ended June 30, 2015 in the condensed consolidated statements of operations have reflected the adoption of this accounting guidance as of January 1, 2015. Refer to the condensed consolidated statements of changes in shareholders’ equity.
Pursuant to the new CFE guidance, the Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The Company believes the fair value of the financial assets of the consolidated CLOs are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are being measured at fair value and the financial liabilities are being measured in consolidation as: (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, the Company’s condensed consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
Prior to the adoption of the new CFE guidance, the Company elected the fair value option for the assets and liabilities of the consolidated CLO vehicles. The Company accounted for the difference between the fair value of the assets and the fair value of the liabilities of the consolidated CLOs in net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. This amount was attributed to the Company and other beneficial interest holders based on each beneficial holder’s residual interest in the consolidated CLOs. The amount attributed to other beneficial interest holders was reflected in the condensed consolidated statements of operations in net income attributable to non-controlling interests and in the condensed consolidated statements of financial condition in appropriated partners’ capital within shareholders’ equity. The amount was recorded as appropriated partners’ capital since the other holders of the CLOs’ beneficial interests, not the Company, received the benefits or absorbed the losses associated with their proportionate share of the CLOs’ assets and liabilities.

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
The consolidated VIEs also have debt obligations that are recorded at fair value. As previously noted, effective January 1, 2015 with the adoption of the new CFE guidance, the Company measures CLO debt obligations on the basis of the fair value of the financial assets of the CLO. Prior to the adoption of the new CFE guidance, the primary valuation methodology used to determine fair value for debt obligations was market quotation. Prices were based on the average of the “bid” and “ask” prices. In the event that market quotations were not available, a model based approach was used. The model based approach used to estimate the fair values of debt obligations for which market quotations were not available was the discounted cash flow method, which includes consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. Debt obligations were discounted based on the appropriate yield curve given the loan’s respective maturity and credit rating. Management used its discretion and judgment in considering and appraising relevant factors for determining the valuations of the consolidated VIEs’ debt obligations.
Fair Value Option. Apollo elected the fair value option for the Company’s investment in Athene Holding and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. See notes 3, 4 and 5 to our condensed consolidated financial statements for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2015, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets as of such time. Additionally, there was no impairment of indefinite-life intangible assets as of June 30, 2015.
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
The Company sponsors a 401(k) Savings Plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and six months ended June 30, 2015 and 2014.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three and six months ended June 30, 2015 and 2014 are presented in the table below for Plan Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Distribution Yield(1)	10.8%	16.9%	10.9%	15.5%
Cost of Equity Capital Rate(2)	9.8%	12.3%	9.8%	12.5%

(1)	Calculated based on the historical distributions paid during the last twelve months and the Company’s share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes discount rate that was equivalent to a cost of equity capital rate as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

For Plan Grants that are not eligible for distributions on unvested shares, the discount for the lack of distributions until vested based on the present value of a growing annuity calculation had a weighted average of 26.4% and 42.9% for the three months ended June 30, 2015 and 2014, respectively, and 26.7% and 40.0% for the six months ended June 30, 2015 and 2014, respectively.

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
The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility, (iii) risk-free rate and (iv) dividend yield. The weighted average for the inputs utilized for the shares granted during the three and six months ended June 30, 2015 and 2014 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Plan Grants
Holding Period Restriction (in years)	0.6	0.6	0.6	0.6
Volatility(1)	28.3%	31.7%	28.6%	31.8%
Distribution Yield(2)	10.8%	16.9%	10.9%	15.5%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2	0.2
Volatility(1)	22.1%	31.3%	22.1%	31.0%
Distribution Yield(2)	10.8%	15.3%	10.8%	15.1%

(1)	The Company determined the expected volatility based on the volatility of the Company’s share price as of the grant date with consideration to comparable companies.

(2)	Calculated based on the historical distributions paid during the last twelve months and the Company’s share price as of the measurement date of the grant on a weighted average basis.
For Plan Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation, after considering the discount for lack of pre-vesting distributions, had a weighted average of 4.4% and 5.0% for the three months ended June 30, 2015 and 2014, respectively, and 4.4% and 5.0% for the six months ended June 30, 2015 and 2014, respectively. For Bonus Grants, the marketability discount for transfer restrictions based on the Finnerty Model calculation had a weighted average of 2.2% and 3.0% for the three months ended June 30, 2015 and 2014, respectively, and 2.2% and 3.0% for the six months ended June 30, 2015 and 2014, respectively.
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

Fair Value Measurements
See note 5 to our condensed consolidated financial statements for a discussion of the Company’s fair value measurements.

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

Contractual Obligations, Commitments and Contingencies
As of June 30, 2015, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$19,170	$37,961	$36,021	$31,445	$30,848	$24,638	$180,083
Other long-term obligations(2)	8,302	7,105	5,308	4,889	2,329	—	27,933
2013 AMH Credit Facilities - Term Facility(3)	3,528	7,056	7,056	7,056	500,353	—	525,049
2013 AMH Credit Facilities - Revolver Facility(4)	313	625	625	625	8	—	2,196
2024 Senior Notes (5)	10,000	20,000	20,000	20,000	20,000	588,333	678,333
2014 AMI Term Facility I	159	317	317	317	15,077	—	16,187
2014 AMI Term Facility II	151	302	302	302	17,548	—	18,605
Obligations as of June 30, 2015	$41,623	$73,366	$69,629	$64,634	$586,163	$612,971	$1,448,386

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $4.5 million over the remaining periods of 2015 and thereafter.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$500 million of the outstanding Term Facility matures in January 2019. The interest rate on the $500 million Term Facility as of June 30, 2015 was 1.41%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of June 30, 2015 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of June 30, 2015 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of June 30, 2015 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments		% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments		Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5		8.40	$402.3	2.19	$1,224.7		$322.7
Fund VII	467.2		3.18	177.9	1.21	101.1		37.1
Fund VI	246.3		2.43	6.1	0.06	9.7		0.2
Fund V	100.0		2.67	0.5	0.01	6.3		—
Fund IV	100.0		2.78	0.2	0.01	0.5		—
ANRP	426.1		32.21	10.1	0.76	166.9		3.7
AION	151.5		18.34	50.0	6.05	114.9		37.6
APC	158.5		69.06	0.1	0.04	83.3		0.1
Apollo Rose, L.P.	215.7		100.00	—	—	57.4		—
A.A Mortgage Opportunities, L.P.	200.0		98.43	—	—	10.5		—
Champ, L.P.	76.0		100.00	19.4	25.56	11.7		3.0
Apollo Royalties Management, LLC	100.0		100.00	—	—	19.2		—
Credit:
EPF I(2)	299.2		20.74	19.7	1.37	49.9		4.6
EPF II(2)	410.7		12.25	63.0	1.88	200.0		32.5
COF I	450.7		30.35	29.7	2.00	237.4		4.2
COF II	30.5		1.93	23.4	1.48	0.8		0.6
COF III	358.1		10.45	83.1	2.43	166.2		38.7
ACLF	23.9		2.43	23.9	2.43	19.7		19.7
Palmetto	18.0		1.19	18.0	1.19	10.9		10.9
AIE II(2)	7.2		3.15	4.5	1.94	—		—
FCI	95.3		17.05	—	—	51.1		—
FCI II	244.6		15.72	—	—	129.8		—
Franklin Fund	9.9		9.09	9.9	9.09	—		—
Apollo Lincoln Fixed Income Fund	2.5		0.99	2.5	0.99	0.7		0.7
Apollo/Palmetto Loan Portfolio, L.P.	300.0		100.00	—	—	85.0		—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	200.0		100.00	—	—	—		—
AESI(2)	3.2		0.99	3.2	0.99	0.4		0.4
AESI II	2.8		0.99	2.8	0.99	2.1		2.1
AEC	7.3		2.50	3.2	1.08	2.5		1.1
ACSP	18.8		2.44	18.8	2.44	9.4		9.4
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.4		0.4
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	7.9		7.52	—	—	—		—
Apollo Structured Credit Recovery Master Fund III, Ltd.	119.2		15.12	2.2	0.28	58.3		1.1
Apollo Zeus Strategic Investments, L.P.	14.0		3.38	14.0	3.38	5.3		5.3
Apollo Lincoln Private Credit Fund, L.P.	2.5		0.99	2.5	0.99	2.3		2.3
MidCap	1,063.9		72.97	79.9	5.48	294.7		29.4
AEOF	125.5		12.01	25.5	2.44	112.0		22.8
AIE III(2)	10.0		2.91	10.0	2.91	7.9		7.9
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	433.9	(1)	69.46	16.3	2.45	135.0	(1)	3.4
Apollo U.S. Real Estate Fund II, L.P.	320.6		98.01	5.7	1.74	320.6		5.7
BEA/AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—		—
AGRE Asia Co-Invest I Limited	50.0		100.00	—	—	35.7		—
CAI Strategic European Real Estate Ltd.	17.5		100.00	—	—	3.3		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(2)	6.1		0.47	—	—	0.5		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.4		—
London Prime Apartments Guernsey Holdings Limited(3)	27.8		7.80	0.8	0.23	7.1		0.2
2012 CMBS I Fund, L.P.	88.2		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	93.5		100.00	—	—	—		—
AGRE Cobb West Investor, L.P.	22.1		86.41	0.1	0.39	2.1		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Other:
Apollo SPN Investments I, L.P.	41.2		1.02	41.2	1.02	36.8		36.8
Total	$9,146.8			$1,175.2		$3,795.1		$644.8

(1)
Figures for AGRE U.S. Real Estate Fund, L.P. include base, additional, and co-investment commitments. A co-investment vehicle within AGRE U.S. Real Estate Fund, L.P. is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.57 as of June 30, 2015.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of June 30, 2015.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.57 as of June 30, 2015.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo had unfunded capital commitments of $644.8 million at June 30, 2015.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR + 1.5% and subject to an annual commitment fee of 0.125%  on the unused portion of the loan. As of June 30, 2015 no advance on the AAA Investments Credit Agreement has been made by the Company.
The 2013 AMH Credit Facilities and 2024 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. The Company recorded an indemnification liability of $3.9 million as of June 30, 2015. As of December 31, 2014, the Company had not recorded an obligation for any previously made distributions.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through June 30, 2015 and that would be reversed approximates $2.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
AGS, one of the Company’s subsidiaries, provides underwriting commitments in connection with security offerings to the portfolio companies of the funds we manage. As of June 30, 2015, there were no underwriting commitments outstanding related to such offerings.
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

At the direction of the Company’s manager, the Company has established a risk committee comprised of various members of senior management including the Company’s Chief Financial Officer, Chief Legal Officer, and the Company’s Chief Risk Officer. The risk committee is tasked with assisting the Company’s manager in monitoring and managing enterprise-wide risk. The risk committee generally meets on a monthly basis and reports to the executive committee of the Company’s manager at such times as the committee deems appropriate and at least on an annual basis.
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

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. On April 28, 2014, plaintiffs moved for interlocutory review of certain of the court’s motion-to-dismiss rulings, not including its order granting AGM’s separate dismissal motion. Defendants filed a response on May 23, 2014, and plaintiffs replied on June 5, 2014. On November 13, 2014, plaintiffs and the remaining defendants filed a Joint Status Report Regarding Discovery stating that no discovery had taken place since plaintiffs filed their interlocutory-review motion. On March 26, 2015, the court denied plaintiffs’ motion for interlocutory review. On April 30, 2015, plaintiffs and the remaining defendants filed a joint report under Federal Rule of Civil Procedure 26(f) that, among other things, requested that the Court extend the deadlines in its standing order for (i) plaintiffs to file an amended complaint until May 29, 2015; (ii) the close of fact discovery until January 15, 2016; and (iii) full briefing of class certification until June 1, 2016. On May 29, 2015, the Court denied plaintiffs’ request to file an amended complaint and set (i) a December 31, 2015 discovery cutoff, (ii) a February 29, 2016 deadline for dispositive motions, and (iii) jury selection for November 1, 2016 (if dispositive motions are filed, or May 3, 2016, if they are not). On June 15, 2015, the court held a pre-motion hearing on class certification, and on June 16, 2015, the Court ordered class certification to be fully briefed by November 30, 2015.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobas passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, it is expected that the criminal case will be dismissed. For these reasons, no estimate of possible loss, if any, can be made at this time.

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints.  On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint.  On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”).  On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal.  On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend.  On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. On May 27, 2015, the First Lien Trustee filed a notice of appeal from the orders of the Bankruptcy Court dismissing the First Lien Intercreditor Action and denying the First Lien Trustee’s motions to amend (the “First Lien Appeal”). On June 2, 2015, the First Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On June 24, 2015, the defendants filed their Counter-Designation of the Record on Appeal in the First Lien Appeal.

We are unable at this time to assess a potential risk of loss because the parties to the First Lien Appeal and 1.5 Lien Appeal have yet to file any briefs with the court. In addition, we do not believe that AGM is a proper defendant in these actions.

On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against AGM and Apollo Management Holdings, (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC (the “Bank Defendants”). The complaint alleges that the Apollo Defendants and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition of Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants and Bank Defendants filed motions to dismiss the complaint on October 15, 2014. Rather than respond to the motions, plaintiffs filed an Amended Complaint on November 5, 2014. The Apollo Defendants and Bank Defendants filed motions to dismiss the Amended Complaint on December 23, 2014. Plaintiffs filed a motion for leave to conduct jurisdictional discovery on February 2, 2015.  On April 9, 2015, the Court issued an order granting plaintiffs’ motion for leave to conduct limited jurisdictional discovery. Pursuant to the parties’ stipulation approved by the Court, Plaintiffs must file their opposition to Defendants’ motion to dismiss the Amended Complaint on or before 30 days following the close of jurisdictional discovery.  Because the claims against the Apollo Defendants are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc.’s (“CEOC”) restructuring efforts.  Apollo is not a defendant in these matters.

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bankr.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 15, 2015, CEOC and certain of its affiliates (collectively “CEOC”) filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all CEOC bankruptcy proceedings should take place in the Illinois Bankruptcy Action. On March 11, 2015, CEOC filed an adversary complaint in the Illinois Bankruptcy Action to stay, pending resolution of the bankruptcy, the Trustee, Meehancombs, Danner, and BOKF Actions described below. On June 3-4, 2015, the court held an evidentiary hearing on CEOC’s stay request. On July 22, 2015, the court denied CEOC’s stay request (the “Stay Denial”). CEOC then filed a motion requesting that the bankruptcy court certify an appeal of the Stay Denial directly to the United States Court of Appeals for the Seventh Circuit. On July 29, 2015, the bankruptcy court denied CEOC’s request to certify an appeal of the Stay Denial directly to the Seventh Circuit. The court has scheduled an evidentiary hearing for October 5, 2015 to determine whether CEOC’s petition date was January 12, 2015 or January 15, 2015. Certain creditors of CEOC have indicated in filings with the Illinois bankruptcy court that an investigation into certain acts and transactions that predated CEOC’s bankruptcy filing could lead to claims against a number of parties, including Apollo. To date, no such claims have been brought against Apollo.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”).  On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment’s subsidiary, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (an Apollo consultant), in Delaware’s Court of Chancery.  WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions among CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. WSFS served a subpoena for documents on Apollo on September 11, 2014, but Apollo’s response was stayed during the pendency of motions to dismiss under a September 23, 2014 stipulated order. On March 18, 2015, the Court denied Defendants’ motion to dismiss. Apollo served responses and objections to the Trustee’s subpoena on March 25, 2015. Caesars Entertainment answered the complaint on April 1, 2015. During the pendency of CEOC’s bankruptcy proceedings, the Trustee Action has been automatically stayed with respect to CEOC. WSFS additionally advised the bankruptcy court that, during CEOC’s bankruptcy proceedings, WSFS would only pursue claims in the Trustee Action relating to whether Caesars Entertainment remains liable on a guarantee of certain of CEOC’s second priority notes. On July 17, 2015, WSFS served supplemental subpoenas to several entities affiliated with Apollo. On July 30, 2015, Apollo served its responses and objections to WSFS’s supplemental subpoenas. Apollo is currently meeting and conferring with WSFS respecting its responses and objections to WSFS’s supplemental subpoenas.

•
Caesars Entertainment Operating Co., et al. v. Appaloosa Investment Ltd. P’ship et al., No. 652392/2014 (N.Y. Sup. Ct.) (the “Caesars Action”). On August 5, 2014, Caesars Entertainment Corporation and CEOC sued certain CEOC second-lien noteholders and CEOC first-lien noteholder Elliott Management Corporation (“EMC”). On September 15, 2014, an amended complaint was filed adding WSFS as a defendant. The amended complaint asserted claims for (among other things) tortious interference with prospective economic advantage (the “Tortious Interference Claim”), a declaratory judgment that certain transactions related to CEOC’s restructuring are valid and appropriate and that there has not been a default under the indentures governing the notes. On October 15, 2014, defendants moved to dismiss the complaint, and the motion was fully briefed on December 1, 2014. On January 15, 2015, Caesars Entertainment and CEOC agreed to voluntarily dismiss their claims against EMC without prejudice, and EMC agreed to withdraw its motion to dismiss without prejudice. On July 20, 2015, the court dismissed with prejudice the Tortious Interference Claim. As a result of that dismissal, the court closed the case because there are currently no pending causes of action against any defendant.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a Trust Indenture Act claim by Meehancombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging claims similar to those in the Meehancombs Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered the amended complaint on February 25, 2015. On March 12, 2015, Meehancombs served a subpoena for documents on Apollo. Apollo served responses and objections to Meehancombs’ subpoena on March 26, 2015. On March 16, 2015, Danner served a subpoena for documents on Apollo. Apollo served responses and objections to Danner’s subpoena on March 30, 2015. Apollo has produced and will continue to produce non-privileged documents responsive to those subpoenas consistent with Apollo’s responses and objections. The court has ordered that discovery in these actions be completed by September 30, 2015.

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

•
Koskie v. Caesars Acquisition Company, et al., No. A-14-711712-C (Clark Cnty Nev. Dist. Ct.) (the “Koskie Action”). On December 30, 2014, Nicholas Koskie brought a shareholder class action on behalf of shareholders of Caesars Acquisition Company (“CAC”) against CAC, Caesars Entertainment, and members of CAC’s Board of Directors, including Marc Rowan and David Sambur (each an Apollo partner). The lawsuit challenges CAC and Caesars Entertainment’s plan to merge, alleging that the proposed transaction will not give CAC shareholders fair value. Koskie asserts claims for breach of fiduciary duty relating to the director defendants’ interrelationships with the entities involved the proposed transaction. The deadline for CAC to respond to this lawsuit has been adjourned indefinitely by agreement of the parties.

•
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the Southern District of New York. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge as the Meehancombs and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint. On May 19, 2015, BOKF sent the court a letter requesting permission to file a partial summary judgment motion on Counts II and V of its complaint, related to the validity and enforceability of Caesars Entertainment’s guarantee of certain notes issued by CEOC and alleged violations of the Trust Indenture Act, 15 U.S.C. §§ 76aaa, et seq. The Meehancombs and Danner plaintiffs did not join BOKF’s request to file for partial summary judgment. On May 28, 2015, the court granted BOKF permission to move for partial summary judgment. On June 15, 2015, another related complaint captioned UMB Bank, N.A. v. Caesars Entertainment Corp., et al., No. 15-cv-4634 (S.D.N.Y.) (the “UMB SDNY Action”) was filed by UMB Bank, N.A., solely in its capacity as Indenture Trustee of certain first lien notes (“UMB”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, Meehancombs, and Danner Actions. Caesars Entertainment’s deadline to respond to the complaint filed in the UMB SDNY Action is currently August 10, 2015. On June 16, 2015, UMB sent a letter to the court requesting permission to file a partial summary judgment motion on the same schedule with BOKF. On June 26, 2015, BOKF and UMB filed partial summary judgment motions. On July 24, 2015, Caesars Entertainment filed its opposition to the summary judgment motions filed by BOKF and UMB.

•
Apollo believes that the claims in the Trustee Action, the UMB Action, the Meehancombs Action, the Danner Action, the Koskie Action, the BOKF Action, and the UMB SDNY Action are without merit. For this reason, and because the claims are in their early stages, and because of pending bankruptcy proceedings involving CEOC, no reasonable estimate of possible loss, if any, can be made at this time.

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement, including by agreeing to an inadequate price, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. Each of the Shareholder Actions further alleges that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs. On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the transaction closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties engaged in limited discovery. On July 21, 2015, a consolidated class action complaint was brought by Twin City Pipe Trades Pension Trust in the Shareholder Actions that did not name as defendants Apollo, Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., or AP VIII Queso Holdings, L.P., continued to assert claims against CEC and its former directors, and added The Goldman Sachs Group Inc. (“Goldman Sachs”) as a defendant. The consolidated complaint alleges, among other things, that CEC’s former directors breached their fiduciary duties to CEC’s stockholders by conducting a deficient sales process, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. It further alleges that two members of the board who also served as the senior managers of the company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The consolidated complaint seeks, among other things, to recover damages, attorneys’ fees and costs. Although Apollo cannot predict the ultimate outcome of the above actions, and therefore no reasonable estimate of possible loss, if any, can be made at this time, Apollo believes that such actions are without merit.

On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplated that discovery would commence in the fall of 2014 and would be substantially completed by May 2015. On January 13, 2015, the court entered a revised scheduling order that contemplated that fact discovery would be completed by March 13, 2015, expert discovery would be completed by June 15, 2015. On June 25, 2015, the court entered an order requiring the Appraisal Petitioners to produce additional documents to CEC. On June 29, 2015, the court held a pretrial conference. Following this conference, on June 30, 2015, the court entered a pretrial order. No trial date has yet been set. Although Apollo cannot predict the ultimate outcome of the above action, Apollo believes that such action is without merit.

On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California by Rachel Silva and Don Hudson, on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The defendants’ time to answer, move or otherwise respond to the complaint has been extended and thus no answer, motion, etc. addressed to the complaint has been served or filed. Additionally, no party has served any discovery request in this case and thus no discovery has been taken or given yet. The complaint in this action alleges violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs basically allege that commencing in 2007 and continuing thereafter Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates and misvaluing assets, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was unwound and rewound so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. The defendants will deny the material allegations of the complaint and will vigorously defend themselves against these claims. Although Apollo cannot predict the ultimate outcome of this case, it believes that it is without merit, and because the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Following the June 1, 2015 announcement that OM Group, Inc. (“OM Group”) had entered into a merger agreement (the “OM Group Merger Agreement”) with certain entities affiliated with AGM and an entity affiliated with Platform Specialty Products Corporation (“PSP”), six putative class actions were filed in the Court of Chancery of the State of Delaware on behalf of purported OM Group stockholders against certain current and former OM Group directors, the merger entities affiliated with AGM, which include Duke Acquisition Holdings, LLC and Duke Acquisition, Inc. (together with AGM, the “Apollo Parties”), and, except in one action, the merger entity affiliated with PSP, MacDermid Americas Acquisitions Inc. (together with PSP, the “PSP Parties”). AGM, PSP, and OM Group were also named as defendants in some of these putative class actions. On July 16, 2015, these six actions were consolidated into a putative class action captioned In re OM Group Inc. Stockholders Litigation, Consol. Case No. 11216-VCN (the “Consolidated Action”). The plaintiffs in the Consolidated Action subsequently designated the complaint previously filed in the action captioned City of Sarasota Firefighters’ Pension Fund v. Apollo Global Management, LLC, Case No. 11249-VCN as the Consolidated Action’s operative complaint. That complaint challenges, among other things, the OM Group Merger Agreement and the transactions contemplated thereby, alleging, among other things, that OM Group’s directors breached their fiduciary duties to OM Group stockholders by engaging in a flawed sales process, agreeing to a price that does not adequately compensate OM Group stockholders, agreeing to certain unfair deal protection terms in the OM Group Merger Agreement and by failing to disclose material information to OM Group stockholders. The complaint also alleges that the Apollo

Parties and the PSP Parties aided and abetted these alleged breaches of fiduciary duty. The complaint seeks various remedies, including declaratory relief and preliminary and permanent injunctive relief. While plaintiffs had declared their intent to pursue preliminary injunctive relief, and a hearing had been scheduled for August 6, plaintiffs dropped that request on August 2, 2015. The court has not yet set a schedule for resolving the case on the merits. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made. Apollo believes that the allegations in the complaint are without merit and intends to vigorously defend the Consolidated Action.

Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the condensed consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.

ITEM 1A.     RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2015.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On April 10, 2015, May 12, 2015 and June 3, 2015, we issued 531,420, 1,703,310 and 1,013 Class A shares, net of taxes, to Apollo Management Holdings, L.P., respectively, for an aggregate purchase price of $11,181,077, $36,927,761 and $22,691, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Class A shares during the three months ended June 30, 2015:

Period	Total Number of Class A Shares Purchased	(1)	Average Price Paid per Share
April 1, 2015 through April 30, 2015	—		—
May 1, 2015 through May 31, 2015	45,098		$22.13
June 1, 2015 through June 30, 2015	—		—
	45,098

(1)
During the three months ended June 30, 2015, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions and not pursuant to a publicly-announced repurchase plan or program.

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

10.10
Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2013 (File No. 001-35107)).

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

10.19
Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings X, L.P. dated as of April 8, 2015 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q for the period ended March 31, 2015 (File No. 001-35107))
.

10.20
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2013 (File No. 001-35107)).

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

+10.24
Amended and Restated Employment Agreement with James Zelter dated as of June 20, 2014 (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

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

+10.28
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for new independent directors) (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.29
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for continuing independent directors) (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.30
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.31
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Retired Partners) (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

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

10.36	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.37	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

*10.38	Second Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated November 30, 2012.

+10.39
Amended and Restated Limited Partnership Agreement of Apollo Advisors VI, L.P., dated as of April 14, 2005 and amended as of August 26, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.40
Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P. dated as of July 1, 2008 and effective as of August 30, 2007 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.41
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors I, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.42
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors II, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.43
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity Advisors, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.44
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity CM Executive Carry, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.45
Second Amended and Restated Limited Partnership Agreement Apollo Credit Opportunity CM Executive Carry I, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.46
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity CM Executive Carry II, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.47
Second Amended and Restated Exempted Limited Partnership Agreement of AGM Incentive Pool, L.P., dated June 29, 2012 (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

10.48
Credit Agreement, dated as of December 18, 2013, by and among Apollo Management Holdings, L.P., as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers party thereto, the other guarantors party thereto from time to time, the lenders party thereto from time to time, the issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

10.49
Guarantor Joinder Agreement, dated as of January 30, 2015, by Apollo Principal Holdings X, L.P. to the Credit Agreement, dated as of December 18, 2013, by and among Apollo Management Holdings, L.P., as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers party thereto, the existing guarantors party thereto, the lenders party thereto from time to time, the issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the period ended March 31, 2015 (File No. 001-35107)).

10.50
Transition Agreement, dated as of March 19, 2014, by and among Marc A. Spilker, Apollo Management Holdings, L.P. and Apollo Global Management, LLC (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.51
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.52
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

Exhibit Number	Exhibit Description

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

Apollo Global Management, LLC
(Registrant)

Date: August 7, 2015	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)