Form 10-Q
period 2015-09-30
Apollo Global Management LLC
filed 2015-11-09
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2015 there were 181,050,106 Class A shares and 1 Class B share outstanding.

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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund) on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2015 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2015 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of September 30, 2015 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“Remaining Cost” represents the initial investment of the general partner and limited partner investors in a fund, reduced for any return of capital distributed to date, excluding management fees, expenses, and any accrued preferred return;
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
“traditional private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (i.e., Funds I-VIII, each as defined in the notes to the condensed consolidated financial statements) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized income for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented; and
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include pay in kind, accrued interest and dividends receivable, if any.  In addition, amounts include committed and funded amounts for certain investments.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$836,308	$1,204,052
Cash and cash equivalents held at consolidated funds	3,460	1,611
Restricted cash	5,431	6,353
Investments	1,097,619	2,880,006
Assets of consolidated variable interest entities:
Cash and cash equivalents	29,424	1,088,952
Investments, at fair value	943,950	15,658,653
Other assets	51,301	323,240
Carried interest receivable	688,886	911,666
Due from affiliates	265,398	268,015
Fixed assets, net	32,975	35,906
Deferred tax assets	652,432	606,717
Other assets	85,795	84,384
Goodwill	88,852	49,243
Intangible assets, net	36,219	60,039
Total Assets	$4,818,050	$23,178,837
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$59,349	$44,246
Accrued compensation and benefits	135,470	59,278
Deferred revenue	201,179	199,614
Due to affiliates	582,328	565,153
Profit sharing payable	366,661	434,852
Debt	1,031,428	1,034,014
Liabilities of consolidated variable interest entities:
Debt, at fair value	825,322	14,123,100
Other liabilities	60,427	728,718
Other liabilities	36,463	46,401
Total Liabilities	3,298,627	17,235,376
Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 179,008,102 and 163,046,554 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid in capital	2,050,681	2,254,283
Accumulated deficit	(1,328,624)	(1,400,661)
Appropriated partners’ capital	—	933,166
Accumulated other comprehensive loss	(5,947)	(306)
Total Apollo Global Management, LLC shareholders’ equity	716,110	1,786,482
Non-Controlling Interests in consolidated entities	82,787	3,222,195
Non-Controlling Interests in Apollo Operating Group	720,526	934,784
Total Shareholders’ Equity	1,519,423	5,943,461
Total Liabilities and Shareholders’ Equity	$4,818,050	$23,178,837
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Advisory and transaction fees from affiliates, net	$9,276	$71,071	$34,269	$247,922
Management fees from affiliates	238,563	207,297	694,036	643,508
Carried interest income (loss) from affiliates	(54,571)	(57,233)	119,714	393,257
Total Revenues	193,268	221,135	848,019	1,284,687
Expenses:
Compensation and benefits:
Salary, bonus and benefits	93,514	90,402	270,017	260,764
Equity-based compensation	31,404	13,987	73,786	101,676
Profit sharing expense	(20,329)	(5,804)	89,935	258,933
Total Compensation and Benefits	104,589	98,585	433,738	621,373
Interest expense	7,529	7,389	22,454	15,027
General, administrative and other	21,645	23,652	65,972	73,621
Professional fees	17,218	17,936	51,907	57,599
Occupancy	10,137	9,916	30,226	30,237
Placement fees	2,617	8,760	5,802	14,035
Depreciation and amortization	11,176	11,150	33,347	33,984
Total Expenses	174,911	177,388	643,446	845,876
Other Income (Loss):
Net gains from investment activities	80,950	12	107,492	213,886
Net gains (losses) from investment activities of consolidated variable interest entities	911	(98,848)	8,039	(7,688)
Income from equity method investments	2,021	4,445	18,079	58,056
Interest income	818	2,243	2,403	8,297
Other income, net	93	10,013	6,742	29,782
Total Other Income (Loss)	84,793	(82,135)	142,755	302,333
Income (loss) before income tax provision	103,150	(38,388)	347,328	741,144
Income tax provision	(6,591)	(29,376)	(21,197)	(96,962)
Net Income (Loss)	96,559	(67,764)	326,131	644,182
Net (income) loss attributable to Non-controlling Interests	(55,508)	69,974	(197,725)	(498,135)
Net Income Attributable to Apollo Global Management, LLC	$41,051	$2,210	$128,406	$146,047
Distributions Declared per Class A Share	$0.42	$0.46	$1.61	$2.38
Net Income (Loss) Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$0.20	$(0.05)	$0.60	$0.58
Net Income (Loss) Available to Class A Share – Diluted	$0.20	$(0.05)	$0.60	$0.58
Weighted Average Number of Class A Shares Outstanding – Basic	176,169,986	158,466,602	170,879,302	153,071,007
Weighted Average Number of Class A Shares Outstanding – Diluted	176,169,986	158,466,602	170,879,302	153,071,007
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (Loss)	$96,559	$(67,764)	$326,131	$644,182
Other Comprehensive Income (Loss), net of tax:
Allocation of currency translation adjustment of consolidated CLOs and funds (net of taxes of $0.1 million and $0.0 million for Apollo Global Management, LLC for the three months ended September 30, 2015 and 2014, respectively and $0.7 million and $0.0 million for Apollo Global Management, LLC for the nine months ended September 30, 2015 and 2014, respectively, and $0.0 million for Non-Controlling interests in Apollo Operating Group for both three and nine months ended September 30, 2015 and 2014)	386	—	(10,505)	—
Net gain (loss) from change in fair value of cash flow hedge instruments	26	27	78	(1,016)
Net gain (loss) on available-for-sale securities	(572)	1	(786)	(3)
Total Other Comprehensive Income (Loss), net of tax	(160)	28	(11,213)	(1,019)
Comprehensive Income (Loss)	96,399	(67,736)	314,918	643,163
Comprehensive Income attributable to Non-Controlling Interests	(58,241)	(61,937)	(192,153)	(570,755)
Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$38,158	$(129,673)	$122,765	$72,408
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2014	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	4,016	—	—	—	4,016	—	—	4,016
Capital increase related to equity-based compensation	—	—	88,312	—	—	—	88,312	—	—	88,312
Capital contributions	—	—	—	—	135,356	—	135,356	701,802	—	837,158
Distributions	—	—	(421,022)	—	(580,430)	—	(1,001,452)	(490,500)	(628,570)	(2,120,522)
Distributions related to deliveries of Class A shares for RSUs	7,457,755	—	16,806	(434)	—	—	16,372	—	—	16,372
Purchase of AAA shares	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Exchange of AOG Units for Class A shares	6,218,121	—	45,173	—	—	—	45,173	—	(34,355)	10,818
Net income	—	—	—	146,047	(73,226)	—	72,821	221,312	350,049	644,182
Change in cash flow hedge instruments	—	—	—	—	—	(410)	(410)	—	(606)	(1,016)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(3)	(3)	—	—	(3)
Balance at September 30, 2014	159,956,660	1	$2,355,627	$(1,422,874)	$1,062,779	$(318)	$1,995,214	$3,105,455	$1,068,241	$6,168,910
Balance at January 1, 2015	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
Cumulative effect adjustment from adoption of accounting principles	—	—	1,771	(3,350)	(933,166)	—	(934,745)	(3,134,518)	—	(4,069,263)
Dilution impact of issuance of Class A shares	—	—	1,862	—	—	—	1,862	—	—	1,862
Capital increase related to equity-based compensation	—	—	49,952	—	—	—	49,952	—	—	49,952
Capital contributions	—	—	—	—	—	—	—	5,671	—	5,671
Distributions	—	—	(301,368)	—	—	—	(301,368)	(16,163)	(377,663)	(695,194)
Distributions related to deliveries of Class A shares for RSUs and restricted shares	9,478,427	—	4,921	(53,019)	—	—	(48,098)	—	—	(48,098)
Exchange of AOG Units for Class A shares	6,483,121	—	39,260	—	—	—	39,260	—	(23,146)	16,114
Net income	—	—	—	128,406	—	—	128,406	11,218	186,507	326,131
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	(4,889)	(4,889)	(5,616)	—	(10,505)
Change in cash flow hedge instruments	—	—	—	—	—	34	34	—	44	78
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(786)	(786)	—	—	(786)
Balance at September 30, 2015	179,008,102	1	$2,050,681	$(1,328,624)	$—	$(5,947)	$716,110	$82,787	$720,526	$1,519,423
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$326,131	$644,182
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	73,786	101,676
Non-cash management fees	(22,119)	(12,839)
Depreciation and amortization	33,347	33,984
Unrealized gains from investment activities	(108,252)	(21,726)
Cash distributions of earnings from equity method investments	24,617	50,432
Income from equity method investments	(18,079)	(58,056)
Excess tax benefits from share-based payment arrangements	—	(16,806)
Deferred taxes, net	17,277	27,002
Other non-cash amounts included in net income, net	(22,260)	(8,165)
Changes in assets and liabilities:
Carried interest receivable	258,317	854,801
Due from affiliates	(18,481)	(171,404)
Other assets	2,767	(28,729)
Accounts payable and accrued expenses	15,506	54,727
Accrued compensation and benefits	71,790	76,976
Deferred revenue	4,092	36,698
Due to affiliates	(9,285)	(70,392)
Profit sharing payable	(53,671)	(205,432)
Other liabilities	(10,553)	4,665
Apollo Funds related:
Net realized gains from investment activities	(4,658)	(38,214)
Net unrealized gains from investment activities	(4,061)	(42,706)
Net realized gains on debt	—	(101,745)
Net unrealized (gains) losses on debt	(2,798)	77,445
Change in cash held at consolidated variable interest entities	284,890	193,260
Purchases of investments	(388,616)	(8,734,742)
Proceeds from sale of investments and liquidating distributions	264,522	6,985,826
Change in other assets	(11,490)	(287,602)
Change in other liabilities	(136,959)	368,772
Net Cash Provided by (Used in) Operating Activities	$565,760	$(288,112)
Cash Flows from Investing Activities:
Purchases of fixed assets	$(5,015)	$(4,333)
Proceeds from disposals of fixed assets	—	115
Proceeds from sale of investments	—	50,000
Purchase of investments	(25,000)	—
Cash contributions to equity method investments	(136,421)	(88,114)
Cash distributions from equity method investments	38,855	48,008
Change in restricted cash	922	1,679
Issuance of employee loans	(25,016)	—
Other investing activities	1,260	—
Net Cash (Used in) Provided by Investing Activities	$(150,415)	$7,355

Cash Flows from Financing Activities:
Principal repayments of debt	$—	$(250,000)
Issuance of debt	—	515,926
Issuance costs	—	(5,478)
Net loss related to cash flow hedge instruments	—	(1,051)
Satisfaction of tax receivable agreement	(48,420)	(32,032)
Satisfaction of contingent obligations	(12,746)	(30,731)
Purchases of equity securities	(3,050)	—
Distributions related to deliveries of Class A shares for RSUs	(53,019)	(434)
Distributions paid to Non-Controlling Interests in consolidated entities	(9,369)	(12,257)
Contributions from Non-Controlling Interests in consolidated entities	147	2,074
Distributions paid	(275,850)	(380,497)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(377,663)	(628,570)
Excess tax benefits from share-based payment arrangements	—	16,806
Apollo Funds related:
Issuance of debt	—	3,704,898
Principal repayment of debt	—	(2,035,653)
Purchase of AAA units	—	(312)
Distributions paid	—	(570,673)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(6,794)	(332,784)
Contributions from Non-Controlling Interests in consolidated variable interest entities	5,524	654,971
Net Cash (Used in) Provided by Financing Activities	$(781,240)	$614,203
Net (Decrease) Increase in Cash and Cash Equivalents	(365,895)	333,446
Cash and Cash Equivalents, Beginning of Period	1,205,663	1,079,537
Cash and Cash Equivalents, End of Period	$839,768	$1,412,983
Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,189	$9,539
Interest paid by consolidated variable interest entities	15,007	118,929
Income taxes paid	6,354	37,006
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$35,074	$—
Non-cash distributions from equity method investments	(5,909)	(7,243)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$(25,518)	$(40,525)
Non-cash distributions from Non-Controlling Interests in consolidated entities from Appropriated Partners’ Capital	—	(135,357)
Non-cash contributions from Non-Controlling Interests in consolidated entities from Appropriated Partners’ Capital	—	9,757
Capital increases related to equity-based compensation	49,952	88,312
Other non-cash financing activities	1,832	5,196
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$60,648	$58,696
Due to affiliates	(44,534)	(47,878)
Additional paid in capital	(16,114)	(10,818)
Non-Controlling Interest in Apollo Operating Group	23,146	34,355
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Cash and cash equivalents	$760,491	$—
Investments, at fair value	16,930,227	—
Other Assets	280,428	—
Debt, at fair value	(13,229,570)	—
Other liabilities	(529,080)	—
Non-Controlling Interests in consolidated entities	(3,134,518)	—
Appropriated partners’ capital	(929,708)	—
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
As of September 30, 2015, the Company owned, through four intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 45.3% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of September 30, 2015, Holdings owned the remaining 54.7% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.

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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt this new guidance using the modified retrospective method, which results in an effective date of adoption of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the three and nine months ended September 30, 2015 in the condensed consolidated statements of operations have reflected the adoption of this accounting guidance as of January 1, 2015.
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
Assets and liabilities of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of September 30, 2015 and December 31, 2014.
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
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of September 30, 2015, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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
Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option has been elected. The unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated VIEs in the condensed consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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
Fair Value Option—Apollo has elected the fair value option for the Company’s investment in Athene Holding Ltd. (“Athene Holding” and, together with its subsidiaries, “Athene”) and RCS Capital Corporation (“RCAP”) and for the assets and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding, RCAP and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Financial Instruments held by Consolidated VIEs
The Company has adopted the measurement alternative included in the new collateralized financing entity (“CFE”) guidance, and has applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Amounts presented for the three and nine months ended September 30, 2015 in the condensed consolidated statements of operations have reflected the adoption of this accounting guidance as of January 1, 2015. Refer to the condensed consolidated statements of changes in shareholders’ equity.
Pursuant to the new CFE guidance, the Company measures both the financial assets and financial liabilities of the consolidated collateralized loan obligations (“CLOs”) in its condensed consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The Company believes the fair value of the financial assets of the consolidated CLOs are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, the Company’s condensed consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and nine months ended September 30, 2015 and 2014.
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
Other Income (Loss)
Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening reporting date and the closing reporting date. The condensed consolidated financial statements include the net realized and unrealized gains (losses) of investments, at fair value. For the year ending December 31, 2014, for the Company’s investments held by AAA (see notes 3 and 5), a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the condensed consolidated statements of operations.
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
Net Income (Loss) Per Class A Share—U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. Participating securities include vested and unvested RSUs that participate in distributions, as well as unvested restricted shares.
Whether during a period of net income or net loss, under the two-class method the remaining earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding Class A shares and includes the number of additional Class A shares that would have been outstanding if the dilutive potential Class A shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the issuance of these potential Class A shares.
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

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue guidance. In August 2015, FASB issued its final standard formally amending the effective date. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original public business entity effective date (i.e., interim periods within annual periods beginning after December 15, 2016).

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

In September 2015, the FASB issued guidance to simplify the accounting for adjustments made to the provisional amounts recognized in a business combination. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the one year period following the acquisition date (i.e., measurement period) in the reporting period in which the adjustment amounts are determined. The guidance further requires that the acquirer record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance also requires an acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance applies to all entities that (i) have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs, and (ii) during the measurement period have an adjustment to provisional amounts recognized. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

3. INVESTMENTS
The following table represents Apollo’s investments:

	As of September 30, 2015	As of December 31, 2014
Investments, at fair value	$547,397	$2,499,128
Equity method investments	550,222	380,878
Total Investments	$1,097,619	$2,880,006

Investments, at Fair Value

Investments, at fair value, consist of investments for which the fair value option has been elected and include the Company’s investment in Athene Holding, RCAP, investments held by the Company’s consolidated funds and other investments held by the Company. See note 5 for further discussion regarding investments, at fair value.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) on investments, at fair value for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gains (losses) on sales of investments	$33	$(12,802)	$187	$(12,649)
Net change in unrealized gains due to changes in fair values	80,917	12,814	107,305	226,535
Net Gains from Investment Activities	$80,950	$12	$107,492	$213,886

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments as of September 30, 2015 and December 31, 2014 consisted of the following:

	Equity Held as of
	September 30, 2015		% of Ownership		December 31, 2014		% of Ownership
Private Equity Funds:
AP Alternative Assets, L.P. ("AAA")(6)	$64,222		2.370%		$—		—%
AAA Investments, L.P. (“AAA Investments”)	1,633		0.057		1,293		0.057
Apollo Investment Fund IV, L.P. (“Fund IV”)	8		0.030		8		0.022
Apollo Investment Fund V, L.P. (“Fund V”)	59		0.043		68		0.031
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,571		0.119		6,173		0.114
Apollo Investment Fund VII, L.P. (“Fund VII”)	62,867		1.229		78,286		1.223
Apollo Investment Fund VIII, L.P. (“Fund VIII”)	86,715		2.205		33,099		2.241
Apollo Natural Resources Partners, L.P. (“ANRP I”)	6,470		0.830		5,608		0.807
Apollo Natural Resources Partners II, L.P. (“ANRP II”)	2,804		2.354		—		—
AION Capital Partners Limited (“AION”)	16,559		5.958		14,707		6.113
Apollo Asia Private Credit Fund, L.P. (“APC”)	48		0.044		47		0.044
VC Holdings, L.P. Series A (“Vantium A/B”)	15		6.450		12		6.450
VC Holdings, L.P. Series C (“Vantium C”)	63		2.071		48		2.071
VC Holdings, L.P. Series D (“Vantium D”)	170		6.345		180		6.345
Total Private Equity Funds(5)	244,204				139,529
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	6,344		0.816		6,997		0.841
Apollo Value Strategic Fund, L.P. (“VIF”)	103		0.087		146		0.067
Apollo Strategic Value Fund, L.P. (“SVF”)	8		0.035		10		0.033
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	2,124		3.810		4,128		2.771
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	1,627		1.929		2,298		1.870
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	1,957		1.502		2,249		1.497
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	18,498		1.039		13,102		1.061
Apollo European Principal Finance Fund, L.P. (“EPF I”)	5,087		1.371		7,647		1.449
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	43,788		1.760		44,523		1.760
Apollo Investment Europe II, L.P. (“AIE II”)	2,101		4.491		3,203		1.937
Apollo Europe Co-Investors III (D), LLC (“AIE III”)	2,952		2.914		1,540		2.914
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	15,066		1.186		14,049		1.186
Apollo Senior Floating Rate Fund Inc. (“AFT”)	81		0.034		86		0.031
Apollo Residential Mortgage, Inc. (“AMTG”) (3)	4,150	(1)	0.692	(1)	4,263	(2)	0.593	(2)
Apollo European Credit, L.P. (“AEC”)	2,357		1.081		2,443		1.081
Apollo European Strategic Investments, L.P. (“AESI”)	2,356		0.990		3,834		0.990
Apollo European Strategic Investments II, L.P. (AESI II”)	818		0.990		123		0.990
Apollo Centre Street Partnership, L.P. (“ACSP”)	11,919		2.485		11,474		2.439
Apollo Investment Corporation (“AINV”) (4)	63,607	(1)	3.294	(1)	64,382	(2)	3.057	(2)
Apollo SK Strategic Investments, L.P. (“SK”)	1,490		0.990		1,693		0.990
Apollo SPN Investments I, L.P.	5,515		0.536		5,500		0.720
CION Investment Corporation (“CION”)	1,000		0.120		1,000		0.206
Apollo Tactical Income Fund Inc. (“AIF”)	76		0.030		84		0.032
Apollo Franklin Partnership, L.P. (“Franklin Fund”)	8,757		9.091		9,647		9.091
Apollo Zeus Strategic Investments, L.P. (“Zeus”)	7,498		3.398		6,404		3.392
Apollo Lincoln Fixed Income Fund, L.P.	1,957		1.014		1,398		0.993
Apollo Lincoln Private Credit Fund, L.P.	275		0.994		194		0.990
Apollo Structured Credit Recovery Master Fund III, L.P.	1,880		0.293		315		0.126
Apollo Total Return Fund L.P.	163		0.039		163		0.046
Apollo Credit Short Opportunities Fund L.P.	20		0.016		19		0.027
MidCap FinCo Limited (“MidCap”)	50,223		5.421		—		—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	7,621		2.439		—		—
Apollo A-N Credit Fund, L.P.	4,445		1.970		—		—
Apollo Tactical Value SPN Investments, L.P.	4		0.006		—		—
Apollo Union Street Partners, L.P.	227		2.000		—		—
Total Credit Funds(5)	276,094				212,914
Real Estate:
ARI(3)	14,046	(1)	1.199	(1)	13,989	(2)	1.495	(2)
AGRE U.S. Real Estate Fund, L.P.	10,376		5.000		10,519		1.845
Apollo U.S. Real Estate Fund II, L.P.	1,303		1.960		—		—
CPI Capital Partners North America, L.P.	97		0.411		137		0.408
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	91		0.039		96		0.039
Apollo GSS Holding (Cayman), L.P.	3,546		4.750		3,564		4.750

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

BEA/AGRE China Real Estate Fund, L.P.	90	1.031	87	1.031
Apollo-IC, L.P. (Shanghai Village)	359	2.960	—	—
AGRE Cobb West Investor L.P.	11	0.407	—	—
Other	—	—	38	NM
Total Real Estate Funds(5)	29,924		28,435
Total	$550,222		$380,878

(1)	Amounts are as of June 30, 2015.

(2)	Amounts are as of September 30, 2014.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $42,731 and $53,693 based on the quoted market price as of September 30, 2015 and December 31, 2014, respectively.

(5)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(6)
AAA has been deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new accounting guidance, as described in note 2. As a result, the Company’s investment in AAA no longer eliminates in consolidation.

For the nine months ended September 30, 2015, the Company’s equity method investment in Athene Holding for which the fair value option was elected, met the significance criteria as defined by the SEC. As such, the following table presents summarized income statement information for Athene Holding for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015 (1)	2014	2015 (1)	2014
	in millions
Income Statement Information
Revenues	$562	$841	$2,483	$2,941
Expenses	441	719	1,982	2,651
Income before income tax provision	121	122	501	290
Income tax provision (benefit)	19	(15)	46	17
Net income	102	137	455	273
Net income (loss) attributable to Non-controlling Interests	3	(1)	1	—
Net income available to Athene common shareholders	$99	$138	$454	$273

(1)
Three and nine months ended September 30, 2015 data includes information from the three months and trailing nine months ended June 30, 2015, which represents the latest available financial information.

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
Deconsolidation of CLOs
CLOs are generally determined to be VIEs if they are formed solely to issue collateralized notes in the legal form of debt and therefore do not have sufficient total equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. Prior to adoption of the new consolidation guidance, Apollo was considered to possess a controlling financial interest in, and therefore consolidated, such CLOs as Apollo’s role as collateral manager provided the Company with the power to direct the activities that most significantly impacted the CLO’s economic performance and the Company had the right to receive certain benefits from the CLO through incentive fees that could potentially be significant to the CLO. Under the new guidance, the majority of these CLOs have been deconsolidated as the incentive fees received by Apollo from the deconsolidated CLOs are not considered variable interests. Accordingly, the Company deconsolidated approximately $14.6 billion in assets and $13.7 billion in liabilities related to these entities reflected as of January 1, 2015. The net impact of the deconsolidation is reflected in the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2015.
As a result of the adoption, certain deconsolidation adjustments have been recorded to various line items on the condensed consolidated financial statements, including adjustments to remove the impact of intercompany eliminations. These adjustments impacted multiple line items within total revenues and other income, as well as net income attributable to Non-Controlling Interests on the condensed consolidated statements of operations, as well as multiple line items within the condensed consolidated statements of financial condition, including goodwill.
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
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of September 30, 2015, the Company had invested $43.8 million in consolidated foreign currency denominated CLOs, which eliminates in consolidation.
Pursuant to the terms of certain bank loan agreements, the consolidated VIEs have unfunded contingent liabilities of $0.2 million as of September 30, 2015.
Investment in Champ L.P.
On September 30, 2014, the Company, through a wholly-owned subsidiary, acquired a 25.6% ownership interest in Champ L.P. following which a wholly-owned subsidiary of Champ L.P. then acquired a 35% ownership interest in KBC Bank Deutschland AG (“KBC Bank”), the German subsidiary of Belgian KBC Group NV (the “KBC Transaction”). Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and the bank began to operate under the name BKB Bank. As of September 30, 2015, the Company had invested $18.2 million in Champ L.P. The Company, together with other affiliated investors, in aggregate, own 100% of Champ L.P.

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
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three and nine months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net unrealized gains (losses) from investment activities	$(2,198)	$(171,640)	$4,045	$(162,102)
Net realized gains from investment activities	640	21,170	4,471	37,992
Net gains (losses) from investment activities	(1,558)	(150,470)	8,516	(124,110)
Net unrealized gains (losses) from debt	9,727	(70,917)	2,798	(77,445)
Net realized gains from debt	—	101,388	—	101,745
Net gains from debt	9,727	30,471	2,798	24,300
Interest and other income	9,994	163,747	28,042	481,883
Interest and other expenses	(17,252)	(142,596)	(31,317)	(389,761)
Net gains (losses) from Investment Activities of Consolidated Variable Interest Entities	$911	$(98,848)	$8,039	$(7,688)

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015				As of December 31, 2014
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$757,405	2.20%		12.3	$13,459,387	1.60%		7.8
Subordinated Notes(2)(3)	84,785	N/A	(1)	15.4	1,183,834	N/A	(1)	9.0
Total	$842,190				$14,643,221

(1)	The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of September 30, 2015 and December 31, 2014 was $825.3 million and $14,123.1 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of September 30, 2015 and December 31, 2014, the fair value of the consolidated VIE assets was $1,024.7 million and $17,070.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of September 30, 2015, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of September 30, 2015 and December 31, 2014. In addition, the tables present the maximum exposure to losses relating to these VIEs. As noted earlier, as a result of the adoption of the FASB’s new consolidation guidance, the Company is no longer considered to have a variable interest in many of the entities that it manages where its sole interest in an entity is either through carried interest, performance fees or other indirect interests which are not considered to absorb more than an insignificant amount of expected losses or returns of the entity.

	As of September 30, 2015
	Total Assets		Total Liabilities		Apollo Exposure
Total	$4,714,739	(1)	$1,077,515	(2)	$175,967	(3)

(1)	Consists of $152.9 million in cash, $4,530.4 million in investments and $31.4 million in receivables.

(2)	Represents $1,077.5 million in debt and other payables.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, is $2,526.5 million as of September 30, 2015 as discussed in note 13.

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities for which the fair value option has been elected by the fair value hierarchy as of September 30, 2015 and December 31, 2014, respectively:

	As of September 30, 2015
	Level I(5)	Level II(5)	Level III	Total	Cost Investments at Fair Value
Assets
Investments, at fair value:
Investments held by Apollo Senior Loan Fund	$—	$22,565	$3,421	$25,986	$26,172
Other Investments	—	—	469	469	621
Investment in Athene Holding(1)	—	—	495,942	495,942	387,526
Investment in RCAP	—	—	25,000	25,000	25,000
Total investments at fair value	—	22,565	524,832	547,397	439,319
Investments of VIEs, at fair value(3)	—	815,644	128,306	943,950
Total Assets	$—	$838,209	$653,138	$1,491,347

Liabilities
Liabilities of VIEs, at fair value(3)(4)	$—	$825,322	$11,746	$837,068
Contingent Consideration Obligations(2)	—	—	81,606	81,606
Total Liabilities	$—	$825,322	$93,352	$918,674

	As of December 31, 2014
	Level I(5)	Level II(5)	Level III	Total	Cost of Investments Fair Value
Assets
Investments, at fair value:
Investment in AAA Investments(6)	$—	$—	$2,144,118	$2,144,118	$1,494,358
Investments held by Apollo Senior Loan Fund	—	25,537	4,359	29,896	30,100
Other Investments	—	—	600	600	3,318
Investment in Athene Holding(1)	—	—	324,514	324,514	324,293
Total investments at fair value	—	25,537	2,473,591	2,499,128	1,852,069
AAA/Athene Receivable(1)	—	—	61,292	61,292
Investments of VIEs, at fair value(3)	176	13,135,564	2,522,913	15,658,653
Total Assets	$176	$13,161,101	$5,057,796	$18,219,073

Liabilities
Liabilities of VIEs, at fair value(3)(4)	$—	$1,793,353	$12,343,021	$14,136,374
Contingent Consideration Obligations(2)	—	—	96,126	96,126
Total Liabilities	$—	$1,793,353	$12,439,147	$14,232,500

(1)	See note 12 for further disclosure regarding the investment in Athene Holding and the AAA/Athene Receivable.

(2)	See note 13 for further disclosure regarding contingent consideration obligations.

(3)	See note 4 for further disclosure regarding VIEs.

(4)
As of September 30, 2015, liabilities of VIEs, at fair value includes debt and other liabilities of $825.3 million and $11.7 million, respectively. As of December 31, 2014, liabilities of VIEs, at fair value includes debt and other liabilities of $14,123.1 million and $13.3 million, respectively. Other liabilities include contingent obligations classified as Level III.

(5)	All Level I and Level II investments and liabilities were valued using third party pricing.

(6)	As of December 31, 2014, the financial instruments held by AAA represented 98.6% of net assets of consolidated funds (excluding VIEs).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

There were no transfers of financial assets into Level I for the three and nine months ended September 30, 2015 and 2014. In addition, there were no transfers of financial liabilities between Level I and Level II for the three and nine months ended September 30, 2015 and 2014. The following table summarizes the transfers of financial assets from Level I into Level II for positions that existed as of the three and nine months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Transfers from Level I into Level II	$—	$—	$—	$4,084
Transfers were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended September 30, 2015
	Investments held by Apollo Senior Loan Fund	Other Investments	Investment in Athene Holding	Investment in RCAP	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,003	$629	$414,726	$—	$132,079	$549,437
Purchases	1,945	3	—	25,000	4,562	31,510
Sales of investments/distributions	(2,482)	(54)	—	—	(5,736)	(8,272)
Net realized gains	12	—	—	—	553	565
Changes in net unrealized gains (losses)	18	(109)	81,216	—	1,369	82,494
Cumulative translation adjustment	—	—	—	—	325	325
Transfer into Level III(1)	3,147	—	—	—	21,411	24,558
Transfer out of Level III(1)	(1,222)	—	—	—	(26,257)	(27,479)
Balance, End of Period	$3,421	$469	$495,942	$25,000	$128,306	$653,138
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$(315)	$(109)	$81,216	$—	$—	$80,792
Change in net unrealized losses included in Net Gains (Losses) from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	(78)	(78)

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,146,979	$987	$51,172	$207,253	$55,836	$2,051,862	$4,514,089
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	17,762	17,762
Fees	—	—	—	—	57,979	—	57,979
Purchases	—	1,726	124	—	—	673,384	675,234
Sales of investments/distributions	—	(15)	(50,000)	—	—	(490,105)	(540,120)
Net realized gains (losses)	—	—	(12,871)	—	—	12,707	(164)
Changes in net unrealized gains	125	11	12,996	92	—	7,214	20,438
Transfer into Level III(1)	—	377	—	—	—	315,852	316,229
Transfer out of Level III(1)	—	(321)	—	—	—	(393,092)	(393,413)
Settlement of derivatives(2)	—	—	—	57,968	(57,968)	—	—
Balance, End of Period	$2,147,104	$2,765	$1,421	$265,313	$55,847	$2,195,584	$4,668,034
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$125	$11	$12,996	$92	$—	$—	$13,224
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	18,277	18,277

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2015
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investment in RCAP	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,144,118	$4,359	$600	$324,514	$61,292	$—	$2,522,913	$5,057,796
Adoption of accounting guidance	(2,144,118)	—	—	—	—	—	(2,399,130)	(4,543,248)
Fees	—	—	—	—	1,942	—	—	1,942
Purchases	—	4,424	272	—	—	25,000	25,923	55,619
Sales of investments/distributions	—	(5,085)	(101)	—	—	—	(15,359)	(20,545)
Net realized gains	—	36	—	—	—	—	3,300	3,336
Changes in net unrealized gains (losses)	—	(23)	(302)	108,194	—	—	1,915	109,784
Cumulative translation adjustment	—	—	—	—	—	—	(9,519)	(9,519)
Transfer into Level III(1)	—	4,951	—	—	—	—	53,887	58,838
Transfer out of Level III(1)	—	(5,241)	—	—	—	—	(55,624)	(60,865)
Settlement of receivable(2)	—	—	—	63,234	(63,234)	—	—	—
Balance, End of Period	$—	$3,421	$469	$495,942	$—	$25,000	$128,306	$653,138
Change in net unrealized gains (losses) included in Net Gains (Losses) from Investment Activities related to investments still held at reporting date	$—	$(353)	$(302)	$108,194	$—	$—	$—	$107,539
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	2,262	2,262

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(2)	See note 12 for further disclosure regarding the settlement of the AAA/Athene receivable and the investment in Athene Holding.

	For the Nine Months Ended September 30, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$—	$—	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	16,666	16,666
Fees	—	—	—	60,422	—	113,815	—	174,237
Purchases	—	3,716	1,849	—	2,083	—	988,308	995,956
Sales of investments/distributions	—	(1,524)	(50,142)	—	—	—	(788,089)	(839,755)
Net realized gains (losses)	—	10	(12,871)	24,242	—	—	(8,495)	2,886
Changes in net unrealized gains (losses)	205,053	47	22,212	(10,203)	92	—	33,826	251,027
Transfer into Level III(1)	—	859	—	—	—	—	897,616	898,475
Transfer out of Level III(1)	—	(1,235)	—	—	—	—	(863,785)	(865,020)
Settlement of derivatives(2)	—	—	—	(205,170)	263,138	(57,968)	—	—
Balance, End of Period	$2,147,104	$2,765	$1,421	$—	$265,313	$55,847	$2,195,584	$4,668,034
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$205,053	$47	$22,212	$—	$92	$—	$—	$227,404
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	34,543	34,543

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

The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended September 30,
	2015			2014
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs		Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,714	$92,968	$104,682	$10,211,336		$115,220	$10,326,556
Elimination of debt attributable to consolidation of VIEs	—	—	—	(19,982)		—	(19,982)
Additions	—	—	—	2,573,593		—	2,573,593
Payments/Extinguishment(3)	—	(3,026)	(3,026)	(495,236)		(19,043)	(514,279)
Net realized gains	—	—	—	(101,388)		—	(101,388)
Changes in net unrealized (gains) losses(2)	—	(8,336)	(8,336)	65,596		734	66,330
Cumulative translation adjustment	32	—	32	—		—	—
Transfers into Level III(1)	—	—	—	87,794	(1)	—	87,794
Transfers out of Level III(1)	—	—	—	(33,418)	(1)	—	(33,418)
Balance, End of Period	$11,746	$81,606	$93,352	$12,288,295		$96,911	$12,385,206
Change in net unrealized gains included in Net Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$—	$—	$—	$(21,716)		$—	$(21,716)

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30,
	2015				2014
	Liabilities of Consolidated VIEs		Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs		Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,343,021		$96,126	$12,439,147	$9,994,147		$135,511	$10,129,658
Elimination of debt attributable to consolidation of VIEs	—		—	—	(13,258)		—	(13,258)
Adoption of accounting guidance	(11,433,815)		—	(11,433,815)	—		—	—
Additions	—		—	—	3,469,560		—	3,469,560
Payments/Extinguishment(4)	—		(12,746)	(12,746)	(1,336,015)		(44,126)	(1,380,141)
Net realized gains	—		—	—	(101,745)		—	(101,745)
Changes in net unrealized (gains) losses(2)	(8,244)		(1,774)	(10,018)	54,586		5,526	60,112
Cumulative translation adjustment	(92,258)		—	(92,258)	—		—	—
Transfers into Level III	—		—	—	461,865	(1)	—	461,865
Transfers out of Level III	(796,958)	(3)	—	(796,958)	(240,845)	(1)	—	(240,845)
Balance, End of Period	$11,746		$81,606	$93,352	$12,288,295		$96,911	$12,385,206
Change in net unrealized gains included in Net Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$—		$—	$—	$(66,139)		$—	$(66,139)

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

(3)
Upon adoption of new accounting guidance (see note 2), the debt obligations of consolidated CLOs are no longer categorized as Level III financial liabilities under the fair value hierarchy. Effective January 1, 2015, these financial liabilities are measured on the basis of the fair value of the financial assets of the consolidated CLOs and were categorized as Level II as of September 30, 2015.

(4)
For the nine months ended September 30, 2014, includes a $13.4 million extinguishment of contingent consideration obligations, which is recorded in other income on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
Apollo Senior Loan Fund	$3,421	Third Party Pricing(1)	N/A	N/A	N/A
Investments in Other	469	Other	N/A	N/A	N/A
Investment in RCAP	25,000	Other	N/A	N/A	N/A
Investment in Athene Holding	495,942	Book Value Multiple	Book Value Multiple	1.20x	1.20x
Investments of Consolidated VIEs:
Bank Debt Term Loans	41,018	Third Party Pricing(1)	N/A	N/A	N/A
Corporate Loans/Bonds/CLO Notes	26,053	Third Party Pricing(1)	N/A	N/A	N/A
Equity Securities	54,513	Market Comparable Companies	Comparable Multiples	0.53x	0.53x
		Discounted Cash Flow	Discount Rate	15.1%	15.1%
Other	6,722	Net Asset Value	N/A	N/A	N/A
Total Investments of Consolidated VIEs	128,306
Total Financial Assets	$653,138
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent Obligation	$11,746	Other	N/A	N/A	N/A
Contingent Consideration Obligation	81,606	Discounted Cash Flow	Discount Rate	10.5% - 18.0%	16.3%
Total Financial Liabilities	$93,352

(1)	These securities are valued primarily using broker quotes.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
AAA Investments(1)	$2,144,118	Net Asset Value	N/A	N/A	N/A
Apollo Senior Loan Fund	4,359	Third Party Pricing(2)	N/A	N/A	N/A
Other Investments	600	Other	N/A	N/A	N/A
Investment in Athene Holding	324,514	Discounted Cash Flow	Discount Rate	15.0%	15.0%
AAA/Athene Receivable	61,292	Discounted Cash Flow	Discount Rate	15.0%	15.0%
Investments of Consolidated VIEs:
Bank Debt Term Loans	1,340,296	Third Party Pricing(2)	N/A	N/A	N/A
	87,314	Discounted Cash Flow	Discount Rate	7.1% - 14.0%	8.4%
Corporate Loans/Bonds/CLO Notes(3)	1,009,873	Third Party Pricing(2)	N/A	N/A	N/A
Equity Securities	930	Third Party Pricing(2)	N/A	N/A	N/A
	4,610	Market Comparable Companies	Comparable Multiples	5.8x	5.8x
	58,923	Transaction	Purchase Price	N/A	N/A
	20,967	Transaction	Implied Multiple	5.2x	5.2x
Total Investments of Consolidated VIEs	2,522,913
Total Financial Assets	$5,057,796
Financial Liabilities
Liabilities of Consolidated VIEs:
Subordinated Notes	$908,831	Discounted Cash Flow	Discount Rate	10.0% - 12.5%	11.5%
			Default Rate	1.0% - 2.0%	1.7%
			Recovery Rate	75.0%	75.0%
Subordinated Notes	106,090	Other	N/A	N/A	N/A
Senior Secured Notes	9,283,534	Third Party Pricing(2)	N/A	N/A	N/A
Senior Secured and Subordinated Notes	2,031,292	Discounted Cash Flow	Discount Rate	1.6% - 1.8%	1.7%
			Default Rate	2.0%	2.0%
			Recovery Rate	15.0% - 75.0%	69.0%
Contingent Obligation	13,274	Other	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	12,343,021
Contingent Consideration Obligation	96,126	Discounted Cash Flow	Discount Rate	11.0% - 18.5%	15.7%
Total Financial Liabilities	$12,439,147

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

Investment in Athene Holding and AAA/Athene Receivable
The Company elected the fair value option for its investment in Athene Holding at the time of settlement of the Athene Services Derivative and AAA Services Derivative. The Company has classified this investment as a Level III asset in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The investment is valued based on the price of a common share of Athene Holding. As of September 30, 2015, the Company changed the valuation method used to value its investment in Athene Holding from the embedded value approach to the GAAP book value multiple approach. This change was driven by developments in Athene’s business as noted below.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Athene’s business was principally built through a series of acquisitions of individual portfolios of fixed index annuities since its inception in 2009. As of and prior to June 30, 2015, in valuing Apollo’s investment in Athene Holding, the embedded value method was employed to determine the fair value of shares in Athene Holding in periods where there was not an observable market value. The embedded value methodology is widely used by market participants in the insurance industry in private company acquisitions of individual portfolios of annuities. The embedded value method estimates the present value of the future expected regulatory distributable income generated by the net assets plus the excess capital (i.e., the capital in excess of what is required to be held against liabilities) in determining fair value. Thus the embedded value method, as historically applied to the Athene valuation, was used to derive a value of Athene’s existing block of business as well as the value of undeployed capital equivalent to the excess capital held. As of June 30, 2015 and prior, Apollo also calculated an implied GAAP book value multiple for Athene, based on a projected GAAP book value, and compared that multiple to Athene’s publicly traded insurance peers as a secondary valuation point to assess the reasonableness of the valuation derived under the embedded value method.
As of September 30, 2015, the fair value of Apollo’s investment in Athene Holding was estimated under the GAAP book value multiple approach by applying a book value multiple to the GAAP book value per share of Athene Holding. The conversion price for all Athene management incentive shares granted was added to Athene’s GAAP book value excluding accumulated other comprehensive income (“AOCI”) for purposes of determining GAAP book value per share. Apollo calculated a multiple for public company peers of Athene by dividing each peer’s market capitalization by its reported GAAP equity, excluding AOCI. A regression analysis was then prepared based on the calculated multiple of each peer relative to its expected return on GAAP equity, excluding AOCI, relative to Athene. From this analysis, a comparable book value multiple for Athene was derived and then appropriately discounted to factor in the projected time frame of an initial public offering (“IPO”) of Athene and subsequent liquidity of shares (taking into consideration any post-IPO lock-up restrictions on the shares). As a result of the above analysis, Apollo concluded it was appropriate to apply a multiple of 1.20 to Athene’s GAAP book value per share, in estimating the value per share of Athene Holding at September 30, 2015.
The unrealized gain recorded during the three months ended September 30, 2015 was driven by quarterly activity as Athene has continued to evolve its business model and position itself for becoming a public company including, hiring a new President and CFO, investing in a broad-based marketing campaign for its retail product offering, launching a Funding Agreement Backed Note ("FABN") program, and diversifying into new businesses via the closing of the acquisition of  Delta Lloyd Deutschland AG and its subsidiaries. Further, during the three months ended September 30, 2015, Athene published its 2014 audited GAAP financial statements and issued its unaudited GAAP financial statements for the six months ended June 30, 2015 (which facilitated the ability to use a book value multiple as a primary methodology). All of these activities are drivers of incremental value that occurred since the prior quarter. The embedded valuation methodology is well suited for valuing individual insurance portfolios, however, management believes the book value multiple methodology best reflects the fair value of Athene going forward given the evolution of Athene’s business since June 30, 2015. The GAAP book value multiple also serves as a common industry benchmark for Athene’s public insurance company peers. In addition, as a secondary valuation consideration, the Company performed analysis under other methodologies including price to earnings multiple and embedded value approaches which supported the reasonableness of the fair market value estimate by the book value multiple method.
As of September 30, 2015, the significant unobservable input used in the fair value measurement of the investment in Athene Holding is the GAAP book value multiple. This input in isolation can cause significant increases or decreases in fair value. Specifically, when the GAAP book value multiple method is used to determine fair value, the significant input used in the valuation model is the GAAP book value multiple itself. An increase in the GAAP book value multiple can significantly increase the fair value of an investment; conversely a decrease in the GAAP book value multiple can significantly decrease the fair value of an investment. The sensitivity of the valuation to changes in the multiple is directly proportional to the change in the multiple itself.
As of December 31, 2014, the significant unobservable input used in the fair value measurement of the investment in Athene Holding was the discount rate applied in the valuation model. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value of an investment; conversely a decrease in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the expected required rate of return based on the risk profile of similar cash flows.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

 Apollo Senior Loan Fund
The Company is the sole investor in the Apollo Senior Loan Fund and therefore consolidates the assets and liabilities of the fund. The fund invests in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments.
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
Liabilities
The significant unobservable inputs used in the fair value measurement of the subordinated and senior secured notes include the discount rate applied in the valuation models, default and recovery rates applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of subordinated and senior secured notes; conversely a decrease in the discount rate can significantly increase the fair value of subordinated and senior secured notes. The discount rate is determined based on the market rates an investor would expect for similar subordinated and senior secured notes with similar risks. As of September 30, 2015, due to the adoption of new accounting guidance (see note 2), the debt obligations of the consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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

6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of September 30, 2015	As of December 31, 2014
Private Equity	$421,133	$672,119
Credit	242,250	226,430
Real Estate	25,503	13,117
Total carried interest receivable	$688,886	$911,666

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the carried interest receivable balance for the nine months ended September 30, 2015:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2015	$672,119	$226,430	$13,117	$911,666
Change in fair value of funds(1)	85,631	99,934	7,798	193,363
Fund distributions to the Company	(336,617)	(124,472)	(2,448)	(463,537)
Adoption of new accounting guidance	—	40,358	7,036	47,394
Carried interest receivable, September 30, 2015	$421,133	$242,250	$25,503	$688,886

(1)
Included in unrealized carried interest income (loss) from affiliates for the nine months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, APC, ANRP I, ACLF, COF II, and certain SIAs within the credit segment of $10.5 million, $0.7 million, $3.5 million, $19.7 million, $0.1 million and $28.8 million, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds and certain credit and real estate funds is payable and is distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return. For most credit funds, carried interest is payable based on realizations after the end of the relevant fund’s fiscal year or fiscal quarter, subject to certain return thresholds, or “high water marks,” having been achieved.

7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of September 30, 2015	As of December 31, 2014
Private Equity	$179,462	$240,595
Credit	176,329	186,307
Real Estate	10,870	7,950
Total profit sharing payable	$366,661	$434,852
The table below provides a roll-forward of the profit sharing payable balance for the nine months ended September 30, 2015:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2015	$240,595	$186,307	$7,950	$434,852
Profit sharing expense (1)(2)	66,915	31,697	4,062	102,674
Payments/other	(128,048)	(41,675)	(1,142)	(170,865)
Profit sharing payable, September 30, 2015	$179,462	$176,329	$10,870	$366,661

(1)
Includes both of the following: (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations (see notes 5 and 13) recognized in connection with certain Apollo acquisitions.

(2)
The Company has recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2015. See note 12 to the condensed consolidated financial statements.

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
The Company’s provision for income taxes totaled $6.6 million and $29.4 million for the three months ended September 30, 2015 and 2014, respectively, and $21.2 million and $97.0 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rate was approximately 6.4% and (76.5)% for the three months ended September 30, 2015 and 2014, respectively, and 6.1% and 13.1% for the nine months ended September 30, 2015 and 2014, respectively.
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
The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of September 30, 2015, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2012 through 2015 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2012 tax year. The State and City of New York is examining certain subsidiaries’ tax returns for tax years 2011 and 2013, and the City of Los Angeles is examining certain subsidiaries’ tax returns for the years 2011 to 2013. Additionally, the Company completed the Internal Revenue Service examination of the tax return for 2011 for Apollo Global Management, LLC with no change.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recognized an additional step-up in tax basis of intangibles as a result of subsequent exchanges of AOG Units for Class A shares in 2014 and 2015. As a result of these exchanges of AOG Units for Class A shares, there were increases in the deferred tax asset established from the 2007 Reorganization which were recorded in deferred tax assets in the condensed consolidated statements of financial condition for the expected tax benefit associated with these increases. A related tax receivable agreement liability was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 12). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which were recorded in the condensed consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2015 and 2014. The amortization period for these tax basis intangibles is 15 years. Accordingly, the related deferred tax assets will reverse over the same period.
The tables below present the transactions related to the exchange of AOG Units for Class A shares during the nine months ended September 30, 2015 and 2014 and the resulting impact to the deferred tax asset, tax receivable agreement liability and additional paid-in capital.

	For the Nine Months Ended September 30, 2015
Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2015	$60,648	$44,534	$16,114

	For the Nine Months Ended September 30, 2014
Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2014	$58,696	$47,878	$10,818

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of September 30, 2015		As of December 31, 2014
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility	$500,000	1.40%	$500,000	1.36%
2024 Senior Notes(1)	499,133	4.00	499,058	4.00
2014 AMI Term Facility I(2)	14,971	2.15	16,204	2.34
2014 AMI Term Facility II(3)	17,324	1.85	18,752	1.93
Total Debt	$1,031,428		$1,034,014

(1)	Includes impact of any amortization of note discount.

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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of September 30, 2015 was 1.46% and the commitment fee as of September 30, 2015 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $2.0 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $5.8 million and $7.1 million for the nine months ended September 30, 2015 and 2014, respectively. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.2 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.
The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is approximately $501.3 million based on obtained broker quotes as of September 30, 2015. The $500.0 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at September 30, 2015 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities. The Company has determined that the long-term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.
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
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of September 30, 2015 and December 31, 2014, the Revolver Facility was undrawn.

2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $5.0 million and $5.0 million for the three months ended September 30, 2015 and 2014, respectively, and $15.0 million and $6.7 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company capitalized debt issuance costs of $5.5 million incurred in connection with the issuance of the 2024 Senior Notes, which was recorded in other assets in the condensed consolidated statements of financial condition as of September 30, 2015, to be amortized over the term of the notes. Debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The estimated fair value of the Company’s long-term debt obligation related to the 2024 Senior Notes is approximately $503.3 million based on obtained broker quotes as of September 30, 2015. The face amount of $500.0 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes. The Company has determined that the long-term debt obligation related to the 2024 Senior Notes would be categorized as a Level II liability in the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.

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
The table below presents basic and diluted net income per Class A share using the two-class method for the three and nine months ended September 30, 2015 and 2014:

	Basic and Diluted
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
Numerator:
Net income attributable to Apollo Global Management, LLC	$41,051		$2,210		$128,406		$146,047
Distributions declared on Class A shares	(74,812)	(1)	(73,580)	(2)	(276,021)	(1)	(364,434)	(2)
Distributions on participating securities(5)	(5,113)		(10,161)		(25,347)		(56,588)
Earnings allocable to participating securities	—	(3)	—	(3)	—	(3)	—	(3)
Undistributed loss attributable to Class A shareholders: Basic and Diluted	$(38,874)		$(81,531)		$(172,962)		$(274,975)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	176,169,986		158,466,602		170,879,302		153,071,007
Net Income per Class A share: Basic and Diluted
Distributed Income	$0.42		$0.46		$1.61		$2.38
Undistributed Loss	(0.22)		(0.51)		(1.01)		(1.80)
Net Income (Loss) per Class A Share: Basic and Diluted(4)	$0.20		$(0.05)		$0.60		$0.58

(1)	The Company declared an $0.86, $0.33 and $0.42 distribution on Class A shares on February 5, 2015, May 7, 2015, and July 29, 2015, respectively.

(2)	The Company declared a $1.08, $0.84, and $0.46 distribution on Class A shares on February 7, 2014, May 8, 2014, and August 6, 2014, respectively.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)
For the three and nine months ended September 30, 2015 and 2014, the Company had an undistributed loss attributable to Class A shareholders and none of the classes of securities resulted in dilution. All of the classes of securities were anti-dilutive for the periods indicated.

(5)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company has granted RSUs that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan. Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants.”
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 61.7% and 65.4% of the total voting power of the Company’s shares entitled to vote as of September 30, 2015 and 2014, respectively.
The following table summarizes the weighted average vested and unvested RSUs, unexercised options, and AOG Units outstanding for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average vested RSUs	8,358,613	19,410,438	11,553,100	20,639,048
Weighted average unvested RSUs	4,877,577	4,180,381	4,849,464	3,889,480
Weighted average unexercised options	227,086	237,503	228,475	654,170
Weighted average AOG Units outstanding	218,272,537	222,736,477	220,719,479	225,782,718

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents transactions in Class A shares each quarter during the nine months ended September 30, 2015 and the year ended December 31, 2014, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)		Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2014	Issuance	2,672		39.0%	39.4%	61.0%	60.6%
Quarter Ended June 30, 2014	Issuance/Exchange	7,344	(1)	39.4	41.2	60.6	58.8
Quarter Ended September 30, 2014	Issuance	3,660		41.2	41.8	58.8	58.2
Quarter Ended December 31, 2014	Issuance/Exchange	3,090	(1)	41.8	42.3	58.2	57.7
Quarter Ended March 31, 2015	Issuance/Exchange	4,866	(1)	42.3	43.0	57.7	57.0
Quarter Ended June 30, 2015	Issuance/Exchange	4,275	(1)	43.0	43.8	57.0	56.2
Quarter Ended September 30, 2015	Issuance/Exchange	6,819	(1)	43.8	45.3	56.2	54.7

(1)    In May 2014, October 2014, February 2015, May 2015 and August 2015, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 6.2 million, 0.1 million, 0.2 million, 1.8 million and 4.4 million Class A shares, respectively, were issued by the Company in the exchanges.

11. EQUITY-BASED COMPENSATION
RSUs
The Company grants RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and in certain cases timing of distributions. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Plan Grants:
Discount for the lack of distributions until vested(1)	26.1%	29.2%	26.2%	37.3%
Marketability discount for transfer restrictions(2)	3.8%	5.1%	3.9%	5.0%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.3%	N/A	2.2%	3.0%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The estimated total fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is annual vesting over three years. The fair value of grants made during the nine months ended September 30, 2015 and 2014 was $18.2 million and $85.8 million, respectively. The actual forfeiture rate was 0.9% and 1.1% for the three months ended September 30, 2015 and 2014, respectively, and 1.3% and 7.5% for the nine months ended September 30, 2015 and 2014, respectively. Compensation expense recognized for the three months ended September 30, 2015 and 2014 was $16.3 million and $15.7 million, respectively, and $49.9 million and $60.2 million for the nine months ended September 30, 2015 and 2014, respectively.
In addition, during 2014, the Company entered into an agreement with an executive officer providing for the grant of RSUs when certain metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when certain metrics are met or deemed probable. Accordingly, for the three and nine months ended September 30, 2015 and 2014, no equity-based compensation expense was recognized relating to these RSUs.
The following table summarizes RSU activity for the nine months ended September 30, 2015:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2015	10,717,635	$18.11	17,354,242	28,071,877
Granted	1,010,963	18.05	—	1,010,963
Forfeited	(149,316)	20.46	—	(149,316)
Delivered	—	13.55	(11,769,015)	(11,769,015)
Vested	(2,055,811)	17.24	2,055,811	—
Balance at September 30, 2015	9,523,471	$18.26	7,641,038	17,164,509

Units Expected to Vest—As of September 30, 2015, approximately 9,000,000 RSUs were expected to vest over the next 3.2 years.
Share Options
The Company has granted options under the 2007 Omnibus Equity Incentive Plan. For the three months ended September 30, 2015 and 2014, $0.0 million of compensation expense was recognized as a result of these grants. For the nine months ended September 30, 2015 and 2014, $0.1 million and $28.1 million of compensation expense was recognized as a result of these grants, respectively. In connection with the departure of an employee from the Company, such employee vested in 1,250,000 share options that were previously granted to him and forfeited 1,250,000 share options that were previously granted to him. As a result of the additional vesting, the Company recorded an incremental compensation expense of $28.1 million related to the relevant option award agreement for the nine months ended September 30, 2014.
There were no share options granted during the nine months ended September 30, 2015 and 2014. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at September 30, 2015 was $0.3 million and is expected to be recognized over a weighted average period of 2.8 years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Delivery of Class A Shares - RSUs and Share Options
During the nine months ended September 30, 2015, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares delivered to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares delivered to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the nine months ended September 30, 2015 was $53.0 million.
The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. The table below summarizes the delivery of Class A shares in settlement of vested RSUs and exercised share options for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
Class A shares delivered	9,253,602	7,457,755
Gross value of shares delivered(1)	$261,566	$219,505

(1)	Based on the closing price of a Class A share at the time of delivery.
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
The AHL Awards granted to employees of Athene Asset Management, L.P. (“Athene Asset Management”), a consolidated subsidiary of Apollo, are accounted for as a prepaid compensation asset within other assets and deferred revenue in the condensed consolidated statements of financial condition. From the date of grant, the deferred revenue is recognized as management fees and the prepaid compensation asset is recognized as compensation expense over the vesting period. The fair value of the awards to employees is based on the grant date fair value, which utilizes the share price of Athene Holding, less discounts for transfer restrictions. Shares granted as part of the AHL Awards were valued using a multiple-scenario model, which considers the price volatility of the underlying stock price of Athene Holding, time to expiration and the risk-free rate. The awards granted are recognized as liability awards and are remeasured each period to reflect the fair value of the prepaid compensation asset and deferred revenue. Any changes in fair value are recorded in management fees and equity-based compensation expense in the condensed consolidated statements of operations. There were no material grants of AHL Awards during the three and nine months ended September 30, 2015.
For the three months ended September 30, 2015, $13.3 million of equity-based compensation expense was recognized in the condensed consolidated statements of operations, respectively, related to AHL Awards granted to employees of Athene Asset Management. For the nine months ended September 30, 2015 and 2014, $19.6 million and $12.8 million of equity-based compensation expense was recognized in the condensed consolidated statements of operations, respectively, related to AHL Awards granted to employees of Athene Asset Management.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$16,860	—%	$—	$16,860
AHL Awards	13,331	54.7	7,293	6,038
Other equity-based compensation awards	1,213	54.7	664	549
Total Equity-Based Compensation	$31,404		7,957	23,447
Less other equity-based compensation awards (2)			(7,957)	(7,221)
Capital Increase Related to Equity-Based Compensation			$—	$16,226

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$50,305	—%	$—	$50,305
AHL Awards	19,592	54.7	10,718	8,874
Other equity-based compensation awards	3,889	54.7	2,128	1,761
Total Equity-Based Compensation	$73,786		12,846	60,940
Less other equity-based compensation awards (2)			(12,846)	(10,988)
Capital Increase Related to Equity-Based Compensation			$—	$49,952

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended September 30, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$15,368	—%	$—	$15,368
AHL Awards	(2,107)	58.2	(1,231)	(876)
Other equity-based compensation awards	726	58.2	425	301
Total Equity-Based Compensation	$13,987		(806)	14,793
Less other equity-based compensation awards(2)			806	929
Capital Increase Related to Equity-Based Compensation			$—	$15,722

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$86,992	—%	$—	$86,992
AHL Awards	12,839	58.2	7,680	5,159
Other equity-based compensation awards	1,845	58.2	1,100	745
Total Equity-Based Compensation	$101,676		8,780	92,896
Less other equity-based compensation awards(2)			(8,780)	(4,584)
Capital Increase Related to Equity-Based Compensation			$—	$88,312

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

12. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.
Due from affiliates and due to affiliates are comprised of the following:

	As of September 30, 2015	As of December 31, 2014
Due from Affiliates:
Due from private equity funds	$32,065	$30,091
Due from portfolio companies	35,872	41,844
Due from credit funds(1)	138,063	174,165
Due from Contributing Partners, employees and former employees	38,842	1,721
Due from real estate funds	20,523	20,162
Other	33	32
Total Due from Affiliates	$265,398	$268,015
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$505,262	$509,149
Due to private equity funds	15,239	1,158
Due to credit funds	49,092	5,343
Distributions payable to employees	12,735	49,503
Total Due to Affiliates	$582,328	$565,153

(1)	As of December 31, 2014, includes unsettled monitoring fee receivable and management fee receivable from AAA and Athene as discussed in “Athene” below.
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
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that APO Corp. would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization and exchanges of AOG Units for Class A shares. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date. These payments are expected to occur approximately over the next 15 years.
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
During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Intermediate Holding Companies acquired approximately 6.5 million and 6.3 million Class A shares of Apollo Global Management, LLC, respectively, which were used to acquire an equal number of AOG Units from certain Managing Partners and Contributing Partners in connection with exchanges of AOG Units for Class A shares. These exchanges were taxable for U.S. federal income tax purposes, and resulted in APO Corp. recording a U.S. federal income tax basis adjustment of approximately $94.4 million and $97.6 million in the intangible assets of certain Apollo Operating Group entities during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.
Pursuant to the tax receivable agreement, the Managing Partners and Contributing Partners who exchanged AOG Units for Class A shares will receive payment from APO Corp. of 85% of the amount of the actual cash tax savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense. APO Corp. retains the benefit from the remaining 15% of actual cash tax savings. As a result of the exchanges during the nine months ended September 30, 2015 and 2014, a $44.5 million and a $47.9 million liability was recorded, respectively, to estimate the amount of these future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
Due from Contributing Partners, Employees and Former Employees
As of September 30, 2015 and December 31, 2014, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables. In addition, as of September 30, 2015, the balance included interest-bearing employee loans receivable of $25.0 million. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company has recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2015 with respect to ACLF, Fund V, ANRP I and a performance-based incentive plan of $5.3 million, $4.8 million, $1.3 million and $1.3 million, respectively, as of September 30, 2015.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2014 and 2015 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share Amount	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5		176.1	10.2
September 11, 2014	—	September 11, 2014	—	12.4	(1)	12.4	—
October 30, 2014	0.73	November 21, 2014	119.0	162.6		281.6	15.5
December 15, 2014	—	December 15, 2014	—	25.2	(1)	25.2	—
For the year ended December 31, 2014	$3.11		$483.5	$816.4		$1,299.9	$72.1
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
April 11, 2015	—	April 11, 2015	—	22.4	(1)	22.4	—
May 7, 2015	0.33	May 29, 2015	56.8	72.8		129.6	4.9
July 29, 2015	0.42	August 31, 2015	74.8	91.2		166.0	5.1
For the nine months ended September 30, 2015	$1.61		$276.0	$377.7		$653.7	$25.3

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $4.4 million as of September 30, 2015. There was no indemnification liability recorded as of December 31, 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due to Private Equity Funds
Based upon a hypothetical liquidation of Fund V, APC and ANRP I as of September 30, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to Fund V, APC and ANRP I of $10.5 million, $0.7 million and $3.5 million accrued as of September 30, 2015, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of our credit funds, as of September 30, 2015 and December 31, 2014, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF, COF II and certain SIAs within the credit segment of $19.7 million, $0.1 million and $28.8 million accrued as of September 30, 2015, respectively. As of December 31, 2014, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF and an SIA of $2.5 million and $0.9 million, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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
Under a transaction advisory services agreement with Athene (the “Athene Services Agreement”), effective February 5, 2013 through December 31, 2014, Apollo earned a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012 (the “Excluded Athene Shares”). The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusted the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to a derivative contract between Athene and Apollo (the “Athene Services Derivative”). In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding. Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. For the three and nine months ended September 30, 2014, Apollo earned $57.7 million and $167.8 million, respectively related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. As of December 31, 2014, Apollo had a $58.2 million receivable recorded in due from affiliates on the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the “AAA Services Agreement”), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the “Amended AAA Services Agreement”). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments agreed to continue to pay Apollo the same management fee on its investment in Athene Holding (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee terminated on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to a derivative contract between AAA Investments and Apollo (the “AAA Services Derivative”). In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding. Unsettled management fees pursuant to the Amended AAA Services Agreement are recorded as due from affiliates in the condensed consolidated statements of financial condition. There were no management fees receivable as of September 30, 2015 as AAA Investments’ obligation to pay the existing management fee terminated on December 31, 2014. As of December 31, 2014, Apollo had a $3.1 million receivable recorded in due from affiliates related to this management fee on the condensed consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement for the three and nine months ended September 30, 2015 were $0.9 million and $2.5 million, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2014, respectively. These management fees are recorded in management fees from affiliates in the condensed consolidated statements of operations.
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the condensed consolidated statements of operations. For the nine months ended September 30, 2014, there were $14.0 million of changes in market value recognized related to these derivatives.
In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three and nine months ended September 30, 2015, the Company recorded carried interest income less the related profit sharing expense of $24.8 million and $28.4 million from AAA Investments, respectively, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company recorded carried interest income less the related profit sharing expense of $(0.1) million and $14.5 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the Company had a $178.1 million and a $121.5 million carried interest receivable, respectively, related to AAA Investments. As of September 30, 2015 and December 31, 2014, the Company had a related profit sharing payable of $57.6 million and $34.9 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and nine months ended September 30, 2015, Apollo earned revenues in the aggregate totaling $218.4 million and $425.0 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, Apollo earned revenues in the aggregate totaling $140.7 million and $408.1 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. See note 5 for further information regarding Apollo’s direct investment in Athene Holding.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26.00. In connection with the Athene Private Placement, Athene raised an additional $80 million of third

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

party capital at $26.00 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26.00 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170.0 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26.00. The Athene Private Placement offering was concluded in the first quarter of 2015 with a final closing of $60.0 million of additional capital commitments from affiliates of Athene. The Investment Partnership did not purchase any additional common shares of Athene Holding as part of the Athene Private Placement.
The Company had an approximate 9.2% economic ownership interest in Athene Holding as of September 30, 2015, which comprises Apollo’s direct ownership of 8.0% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the Company’s approximate 2.4% economic ownership interest in AAA plus the Company’s approximate 0.06% economic ownership interest in AAA Investments multiplied by AAA Investments’ approximate 46.3% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of September 30, 2015. As disclosed in note 2, as a result of the adoption of new accounting guidance, AAA was deconsolidated as of January 1, 2015.
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
MidCap
During the nine months ended September 30, 2015, Apollo, through its subsidiary Apollo MidCap Holdings (Cayman), L.P., entered into a subscription agreement providing for an aggregate commitment of $50.0 million to subscribe for (i) Class A Variable Funding Subordinated Notes due 2114 (“Class A Notes”) of MidCap FinCo Limited (“MidCap”), a private limited company domiciled in Ireland focused on direct lending opportunities in the senior secured credit market across a diverse range of industries and asset classes that includes the former operations and assets of MidCap Financial Holdings, LLC, a leading specialty finance firm focused on senior secured direct origination in the healthcare sector, and (ii) ordinary shares of nominal value in MidCap’s holding company, MidCap FinCo Holdings Limited (“Ordinary Shares”). The subscription agreement has a commitment period of three years (subject to extension under certain circumstances), and approximately $20.6 million of the commitment was drawn as of September 30, 2015. Pursuant to an investment management agreement, Apollo, through its subsidiary Apollo Capital Management, L.P., is acting as the investment manager of MidCap’s credit business. Certain third parties have also entered into subscription agreements for direct or indirect ownership of Class A Notes and Ordinary Shares.
Additionally, during the nine months ended September 30, 2015, AAA Investments (Co-Invest VII), L.P. (“Co-Invest VII”) contributed all of its ownership interest in MidCap Financial Holdings, LLC to MidCap in exchange for Class A Notes pursuant to a transfer agreement dated January 21, 2015. As a result of this contribution, Apollo, through its subsidiary AAA Associates (Co-Invest VII), L.P., the general partner of Co-Invest VII, realized $29.9 million of carried interest from Co-Invest VII, which Co-Invest VII settled with a payment of Class A Notes to AAA Associates (Co-Invest VII), L.P.
Apollo has recorded a $50.2 million equity method investment in MidCap as of September 30, 2015, which is reflected in Investments in the condensed consolidated statement of financial condition.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

requirements at September 30, 2015. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
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

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
AAA(1)	$—	$429	$—	$(197,908)
Interest in management companies and a co-investment vehicle(2)	(1,120)	(2,797)	(7,726)	(11,291)
Other consolidated entities	(1,596)	(17,220)	(3,492)	(12,113)
Net (income) attributable to Non-Controlling Interests in consolidated entities	(2,716)	(19,588)	(11,218)	(221,312)
Net income attributable to Appropriated Partners’ Capital(3)	2,555	132,517	—	73,226
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(55,347)	(42,955)	(186,507)	(350,049)
Net (Income) Loss attributable to Non-Controlling Interests	$(55,508)	$69,974	$(197,725)	$(498,135)
Net income attributable to Appropriated Partners’ Capital(4)	(2,555)	(132,517)	—	(73,226)
Other comprehensive (income) loss attributable to Non-Controlling Interests	(178)	606	5,572	606
Comprehensive Income Attributable to Non-Controlling Interests	$(58,241)	$(61,937)	$(192,153)	$(570,755)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA as of September 30, 2014, which was approximately 97.5%. As of September 30, 2014, Apollo owned approximately 2.5% of AAA. AAA has been deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new accounting guidance, as described in note 2.

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

13. COMMITMENTS AND CONTINGENCIES
Financial Guarantees—Apollo has provided financial guarantees on behalf of certain employees for the benefit of unrelated third-party lenders in connection with their capital commitments to certain funds managed by the Company. As of September 30, 2015, the maximum exposure relating to these financial guarantees approximated $0.1 million. Apollo has historically not incurred any liabilities as a result of these agreements and does not expect to in the future. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.
Investment Commitments—As a limited partner, general partner and manager of the Apollo private equity, credit and real estate funds, Apollo has unfunded capital commitments as of September 30, 2015 and December 31, 2014 of $663.3 million and $646.6 million, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5% and subject to an annual commitment fee of 0.125%  on the unused portion of the loan. As of September 30, 2015 no advance on the AAA Investments Credit Agreement has been made by the Company.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2015, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
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

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of our Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobas passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. For these reasons, no estimate of possible loss, if any, can be made at this time.

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints.  On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint.  On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”).  On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal.  On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend.  On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. On May 27, 2015, the First Lien Trustee filed a notice of appeal from the orders of the Bankruptcy Court dismissing the First Lien Intercreditor Action and denying the First Lien Trustee’s motions to amend (the “First Lien Appeal”). On June 2, 2015, the First Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On June 24, 2015, the defendants filed their Counter-Designation of the Record on Appeal in the First Lien Appeal. On July 31, 2015, the 1.5 Lien Trustee sent a letter to the federal district court hearing the 1.5 Lien Appeal asking the court to consolidate the 1.5 Lien Appeal with the First Lien Appeal which had been assigned to a different judge (the “Consolidation Request”). On August 4, 2015, the First Lien Trustee asked the federal district court hearing the First Lien Appeal to stay all further proceedings in the First Lien Appeal until the court hearing the 1.5 Lien Appeal decided whether to consolidate the First Lien Appeal with the 1.5 Lien Appeal. On August 5, 2015, the court granted the First Lien Trustee’s request to stay the First Lien Appeal pending the other court’s decision on whether to consolidate the First Lien Appeal with the 1.5 Lien Appeal. As a result of the Consolidation Request, the 1.5 Lien Trustee has taken the position that the 1.5 Lien Appeal has also been stayed, and therefore no briefs have been filed in either the First Lien Appeal or the 1.5 Lien Appeal. On October 15, 2015, the federal district court held a pre-motion conference on the Consolidation Request and ordered the 1.5 Lien Trustee to file a motion in support of the Consolidation Request on or before November 16, 2015. Apollo is unable at this time to assess a potential risk of loss. In addition, Apollo does not believe that AGM is a proper defendant in these actions.

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

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bankr.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 15, 2015, CEOC and certain of its affiliates (collectively the “Debtors”) filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all bankruptcy proceedings relating to the Debtors should take place in the Illinois Bankruptcy Action. On March 11, 2015, the Debtors filed an adversary complaint in the Illinois Bankruptcy Action to stay, pending resolution of the bankruptcy, the Trustee, Meehancombs, Danner, and BOKF Actions described below. On June 3-4, 2015, the court held an evidentiary hearing on the Debtors’ stay request. On July 22, 2015, the court denied the Debtors’ stay request (the “Stay Denial”). On October 8, 2015, the United States District Court for the Northern District of Illinois (No. 15-06504 (N.D. Ill.)) affirmed the Stay Denial, and the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Debtors filed an appeal to the United States Court of Appeals for the Seventh Circuit (No. 15-3259 (7th Cir.)). On October 19, 2015, the Debtors filed their opening brief and sought expedited handling of the appeal. Responding briefs are due November 18, 2015, and the Debtors’ reply is due November 30, 2015. Oral argument is scheduled Thursday, December 10, 2015. Separately, the bankruptcy court held an evidentiary hearing to determine whether the Debtors’ petition date was January 12, 2015 or January 15, 2015. Closing arguments in connection with that evidentiary proceeding are scheduled for December 7, 2015. Certain of the Debtors’ creditors have indicated in filings with the Illinois bankruptcy court that an investigation into certain acts and transactions that predated the Debtors’ bankruptcy filing could lead to claims against a number of parties, including Apollo. To date, no such claims have been brought against Apollo.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “Trustee Action”).  On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment Corporation (“Caesars Entertainment”), CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (a consultant to Apollo), in Delaware’s Court of Chancery.  WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste and aiding and abetting related to certain transactions among CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. WSFS served a subpoena for documents on Apollo on September 11, 2014, but Apollo’s response was stayed during the pendency of motions to dismiss under a September 23, 2014 stipulated order. On March 18, 2015, the Court denied Defendants’ motion to dismiss. Apollo served responses and objections to the Trustee’s subpoena on March 25, 2015. Caesars Entertainment answered the complaint on April 1, 2015. During the pendency of CEOC’s bankruptcy proceedings, the Trustee Action has been automatically stayed with respect to CEOC. WSFS additionally advised the bankruptcy court that, during CEOC’s bankruptcy proceedings, the Trustee would only pursue claims in the Trustee Action relating to whether Caesars Entertainment remains liable on a guarantee of certain of CEOC’s second priority notes. On July 17, 2015, WSFS served supplemental subpoenas to several entities affiliated with Apollo. Apollo has substantially completed its production of non-privileged documents responsive to those subpoenas.

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a Trust Indenture Act claim by Meehancombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging claims similar to those in the Meehancombs Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered the amended complaint on February 25, 2015. In March 2015, each of Meehancombs and Danner served subpoenas for documents on Apollo. Apollo produced responsive, non-privileged documents in response to those subpoenas. In July 2015, Meehancombs and Danner served subpoenas for depositions on Apollo and those depositions were completed on September 22, 2015. On October 23, 2015, Meehancombs and Danner filed motions for partial

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

summary judgment, related to Trust Indenture Act and breach of contract claims. Caesars Entertainment has not yet filed its response.

•
UMB Bank v. Caesars Entertainment Corporation, et al., No. 10393 (Del. Ch.) (the “UMB Action”). On November 25, 2014, UMB Bank, as trustee for certain CEOC notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (an Apollo consultant), in Delaware Chancery Court. The lawsuit alleges claims for actual and constructive fraudulent conveyance and transfer, insider preferences, illegal dividends, breach of contract, intentional interference with contractual relations, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment. The UMB Action seeks appointment of a receiver for CEOC, a constructive trust, and other relief. The UMB Action has been assigned to the same judge overseeing the Trustee Action. Upon filing the complaint, UMB Bank moved to expedite is claim seeking a receiver, on which the court held oral argument on December 17, 2014. On January 15, 2015, the court entered a stipulated order staying the UMB Action as to all parties due to CEOC’s bankruptcy filing.

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

•
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the Southern District of New York. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge as the Meehancombs and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint. On May 19, 2015, BOKF sent the court a letter requesting permission to file a partial summary judgment motion on Counts II and V of its complaint, related to the validity and enforceability of Caesars Entertainment’s guarantee of certain notes issued by CEOC and alleged violations of the Trust Indenture Act, 15 U.S.C. §§ 76aaa, et seq. The Meehancombs and Danner plaintiffs did not join BOKF’s request to file for partial summary judgment. On May 28, 2015, the court granted BOKF permission to move for partial summary judgment. On June 15, 2015, another related complaint captioned UMB Bank, N.A. v. Caesars Entertainment Corp., et al., No. 15-cv-4634 (S.D.N.Y.) (the “UMB SDNY Action”) was filed by UMB Bank, N.A., solely in its capacity as Indenture Trustee of certain first lien notes (“UMB”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, Meehancombs, and Danner Actions. On June 16, 2015, UMB sent a letter to the court requesting permission to file a partial summary judgment motion on the same schedule with BOKF. On June 26, 2015, BOKF and UMB filed partial summary judgment motions (the “Partial Summary Judgment Motions”). On July 24, 2015, Caesars Entertainment filed its opposition to the Partial Summary Judgment Motions, and on August 7, 2015, BOKF and UMB filed reply briefs in further support of the Partial Summary Judgment Motions. On August 27, 2015, the Court denied the Partial Summary Judgment Motions and certified its opinion for an interlocutory appeal to the United States Court of Appeals for the Second Circuit. On September 9, 2015, Caesars Entertainment filed a Petition for Permission to Appeal with the Second Circuit. During the pendency of the appeal, discovery in the BOKF and UMB SDNY Actions has continued, including depositions of certain individuals associated with Apollo and other entities. On October 20, 2015, another related complaint captioned Wilmington Trust, National Association v. Caesars Entertainment Corp., No. 15-cv-08280 (S.D.N.Y.) (the “Wilmington Trust Action”) was filed by Wilmington Trust, N.A.,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

solely in its capacity as Indenture Trustee for the 10.75% Notes due 2016 (“Wilmington Trust”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, UMB, Meehancombs, and Danner Actions. The Wilmington Trust Action has been referred to the same judge as the other Southern District of New York litigations.

•
Apollo believes that the claims in the Trustee Action, the UMB Action, the Meehancombs Action, the Danner Action, the Koskie Action, the BOKF Action, the UMB SDNY Action, and the Wilmington Trust Action are without merit. For this reason, and because the claims are in their early stages, and because of pending bankruptcy proceedings involving CEOC, no reasonable estimate of possible loss, if any, can be made at this time.

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement, including by agreeing to an inadequate price, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. Each of the Shareholder Actions further alleges that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs. On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the transaction closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties engaged in limited discovery. On July 21, 2015, a consolidated class action complaint was brought by Twin City Pipe Trades Pension Trust in the Shareholder Actions that did not name as defendants Apollo, Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., or AP VIII Queso Holdings, L.P., continued to assert claims against CEC and its former directors, and added The Goldman Sachs Group Inc. (“Goldman Sachs”) as a defendant. The consolidated complaint alleges, among other things, that CEC’s former directors breached their fiduciary duties to CEC’s stockholders by conducting a deficient sales process, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. It further alleges that two members of the board who also served as the senior managers of the company had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The consolidated complaint seeks, among other things, to recover damages, attorneys’ fees and costs. On October 22, 2015, the parties to the consolidated action moved to dismiss the complaint. Although Apollo cannot predict the ultimate outcome of the consolidated action, and therefore no reasonable estimate of possible loss, if any, can be made at this time, Apollo believes that such action is without merit.

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

On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California by Rachel Silva and Don Hudson, on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The complaint in this action alleges violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs basically allege that commencing in 2007 and continuing thereafter Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates and misvaluing assets, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was unwound and rewound so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. All defendants (except Aviva plc) have (a) moved to transfer this action to the United States District Court for the Southern District of Iowa and (b) moved to dismiss this action. Aviva plc separately moved to dismiss for lack of jurisdiction. All of these motions are scheduled to be heard on December 15, 2015. The plaintiffs have served discovery requests limited to the motion to transfer and Aviva plc’s motion to dismiss for lack of jurisdiction. If the action is not dismissed, Athene Asset Management and AGM (and the other defendants) will deny the material allegations of the complaint and will vigorously defend themselves against these claims. Although neither Athene Asset Management nor AGM can predict the ultimate outcome of this case, each believes that it is without merit, and because this case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

As has been reported in the press, the SEC has focused recently on the disclosure to limited partners of the acceleration of certain special fees. The Company provided information about this topic to the staff of the SEC in connection with the SEC’s periodic examination of the Company in 2013. The Company recently received an informal request for additional information from the staff of the SEC. The Company is fully and voluntarily cooperating with the informal request.

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
As of September 30, 2015, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
Aggregate minimum future payments	$9,577	$37,837	$35,894	$31,325	$30,728	$24,342	$169,703
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.6 million and $10.4 million for the three months ended September 30, 2015 and 2014, respectively, and $31.6 million and $31.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Other Long-term Obligations—These obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo. A significant portion of these costs are reimbursable by funds or portfolio companies. These obligations also include long-term service contracts. As of September 30, 2015, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
Other long-term obligations	$5,042	$8,842	$5,282	$4,889	$2,329	$—	$26,384

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2015 and that would be reversed approximates $2.5 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. As of September 30, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income related to Fund V, APC, ANRP I, ACLF, COF II, and certain SIAs within the credit segment of $10.5 million, $0.7 million, $3.5 million, $19.7 million, $0.1 million and $28.8 million, respectively.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2015, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability had an acquisition date fair value of $117.7 million,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

which was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $72.5 million and $84.5 million as of September 30, 2015 and December 31, 2014, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $9.1 million and $11.6 million as of September 30, 2015 and December 31, 2014, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
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
The Company is subject to a concentration risk related to the investors in its funds. As of September 30, 2015, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At September 30, 2015 and December 31, 2014, $532.3 million and $535.0 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

15. SEGMENT REPORTING
Apollo conducts its business primarily in the United States and substantially all of its revenues are generated domestically. Apollo’s business is conducted through the following three reportable segments:

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
During the first quarter of 2015 the Company renamed Economic Net Income to Economic Income (“EI”). Additionally, the definition of EI was changed to exclude transaction-related charges related to contingent consideration associated with acquisitions. The impact of this change on EI is reflected in the table below for Apollo’s three reportable segments for the three and nine months ended September 30, 2014. The exclusion of transaction-related charges relating to contingent consideration associated with acquisitions only impacted the credit segment.

	Impact of Revised Definition on Economic Income (Loss)
	Total EI as Previously Reported	Impact of Revised Definition	Total EI After Revised Definition
For the Three Months Ended September 30, 2014	$83,246	$(11,919)	$71,327
For the Nine Months Ended September 30, 2014	619,559	(7,125)	612,434
These changes have been made to prior period financial data reportable segments to conform to the current period presentation.
Economic Income (Loss)
Economic Income, or EI, is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management believes the components of EI, such as the amount of management fees, advisory and transaction fees and carried interest income, are indicative of the Company’s performance. Management uses EI in making key operating decisions such as the following:

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2015 and 2014:

	As of and for the Three Months Ended September 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$4,736	$4,141	$399	$9,276
Management fees from affiliates	71,876	141,706	13,176	226,758
Carried interest income from affiliates:				—
Unrealized (gains) losses(1)	(167,364)	(15,056)	3,334	(179,086)
Realized gains	102,138	22,331	46	124,515
Total Revenues	11,386	153,122	16,955	181,463
Expenses:
Compensation and benefits:
Salary, bonus and benefits	27,183	56,945	9,982	94,110
Equity-based compensation	6,974	6,896	1,068	14,938
Profit sharing expense	(26,044)	12,739	1,312	(11,993)
Total compensation and benefits	8,113	76,580	12,362	97,055
Other expenses	17,326	31,333	5,753	54,412
Total Expenses	25,439	107,913	18,115	151,467
Other Income:
Net interest expense	(2,425)	(3,003)	(759)	(6,187)
Net gains from investment activities	5,904	75,340	—	81,244
Income (loss) from equity method investments	3,827	(1,949)	1,147	3,025
Other income (loss), net	(43)	(148)	4	(187)
Total Other Income	7,263	70,240	392	77,895
Non-Controlling Interests	—	(2,697)	—	(2,697)
Economic Income (Loss)	$(6,790)	$112,752	$(768)	$105,194
Total Assets	$1,415,186	$2,239,214	$202,536	$3,856,936

(1)
Included in unrealized carried interest income (loss) from affiliates for the three months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, APC, ANRP I, ACLF, COF II and certain SIAs within the credit segment of $1.4 million, $0.7 million, $3.5 million, $13.8 million, $0.1 million and $1.7 million, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of and for the Three Months Ended September 30, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$11,925	$58,593	$803	$71,321
Management fees from affiliates	76,848	139,645	11,200	227,693
Carried interest income from affiliates:
Unrealized losses	(449,506)	(107,159)	(3,606)	(560,271)
Realized gains	369,968	132,429	—	502,397
Total Revenues	9,235	223,508	8,397	241,140
Expenses:
Compensation and benefits:
Salary, bonus and benefits	23,792	60,422	7,610	91,823
Equity-based compensation	8,028	5,590	1,007	14,626
Profit sharing expense	(19,270)	16,002	(3,270)	(6,538)
Total compensation and benefits	12,550	82,014	5,347	99,911
Other expenses	16,600	40,579	5,588	62,767
Total Expenses	29,150	122,593	10,935	162,678
Other Income:
Net interest expense	(2,634)	(3,776)	(666)	(7,076)
Net gains from investment activities	—	116	—	116
Income from equity method investments	1,069	3,115	641	4,825
Other income, net	(1,592)	111	(345)	(1,826)
Total Other Income	(3,157)	(434)	(370)	(3,961)
Non-Controlling Interests	—	(3,174)	—	(3,174)
Economic Income (Loss)	$(23,072)	$97,307	$(2,908)	$71,327
Total Assets	$2,462,241	$2,250,020	$203,889	$4,916,150
The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the three months ended September 30, 2015 and 2014:

	As of and for the Three Months Ended September 30, 2015					As of and for the Three Months Ended September 30, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$181,463		$11,805	(1)	$193,268	$241,140		$(20,005)	(1)	$221,135
Expenses	151,467		23,444	(2)	174,911	162,678		14,710	(2)	177,388
Other income (loss)	77,895		6,898	(3)	84,793	(3,961)		(78,174)	(3)	(82,135)
Non-Controlling Interests	(2,697)		(52,811)		(55,508)	(3,174)		73,148		69,974
Economic Income	$105,194	(4)	N/A		N/A	$71,327	(4)	N/A		N/A
Total Assets	$3,856,936		$961,114	(5)	$4,818,050	$4,916,150		$19,181,455	(5)	$24,097,605

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

(3)	Results from the following:

	For the Three Months Ended September 30,
	2015	2014
Net losses from investment activities	$(293)	$(103)
Net gains from investment activities of consolidated variable interest entities	911	(98,848)
Losses from equity method investments	(1,004)	(379)
Other income, net	7,284	21,156
Total Consolidation Adjustments	$6,898	$(78,174)

(4)	The reconciliation of Economic Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

	For the Three Months Ended September 30,
	2015	2014
Economic Income	$105,194	$71,327
Income tax provision	(6,591)	(29,376)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(55,347)	(42,955)
Transaction-related charges and equity-based compensation(6)	(2,205)	3,214
Net Income Attributable to Apollo Global Management, LLC	$41,051	$2,210

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(6)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2015 and 2014:

	As of and for the Nine Months Ended September 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$17,490	$13,913	$2,866	$34,269
Management fees from affiliates	220,742	421,790	36,212	678,744
Carried interest income from affiliates:				—
Unrealized gains (losses)(1)	(265,147)	(67,748)	3,974	(328,921)
Realized gains	336,175	108,748	3,712	448,635
Total Revenues	309,260	476,703	46,764	832,727
Expenses:
Compensation and benefits:
Salary, bonus and benefits	80,662	162,618	28,065	271,345
Equity-based compensation	23,467	18,794	3,151	45,412
Profit sharing expense	60,796	26,853	4,062	91,711
Total compensation and benefits	164,925	208,265	35,278	408,468
Other expenses	48,973	95,514	17,242	161,729
Total Expenses	213,898	303,779	52,520	570,197
Other Income:
Net interest expense	(7,439)	(10,107)	(2,157)	(19,703)
Net gains from investment activities	5,904	100,387	—	106,291
Income (loss) from equity method investments	18,588	(2,654)	2,283	18,217
Other income, net	2,903	1,923	1,401	6,227
Total Other Income	19,956	89,549	1,527	111,032
Non-Controlling Interests	—	(8,766)	—	(8,766)
Economic Income (Loss)	$115,318	$253,707	$(4,229)	$364,796
Total Assets	$1,415,186	$2,239,214	$202,536	$3,856,936

(1)
Included in unrealized carried interest income (loss) from affiliates for the nine months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income with respect to Fund V, APC, ANRP, ACLF, COF II and certain SIAs within the credit segment of $10.5 million, $0.7 million, $3.5 million, $19.7 million, 0.1 million and $28.8 million, respectively. The general partner obligation is recognized based upon a hypothetical liquidation of the fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of and for the Nine Months Ended September 30, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$54,739	$191,682	$1,752	$248,173
Management fees from affiliates	238,314	405,879	36,188	680,381
Carried interest income from affiliates:
Unrealized losses	(753,489)	(67,883)	(2,962)	(824,334)
Realized gains	964,911	256,414	3,998	1,225,323
Total Revenues	504,475	786,092	38,976	1,329,543
Expenses:
Compensation and benefits:
Salary, bonus and benefits	72,774	166,936	22,476	262,185
Equity-based compensation	39,434	39,374	7,537	86,346
Profit sharing expense	162,719	91,744	(1,055)	253,408
Total compensation and benefits	274,927	298,054	28,958	601,939
Other expenses	52,819	112,768	16,137	181,724
Total Expenses	327,746	410,822	45,095	783,663
Other Income:
Net interest expense	(5,359)	(5,743)	(1,373)	(12,475)
Net gains from investment activities	—	8,949	—	8,949
Income from equity method investments	33,288	21,234	4,464	58,986
Other income, net	2,358	18,110	180	20,648
Total Other Income	30,287	42,550	3,271	76,108
Non-Controlling Interests	—	(9,554)	—	(9,554)
Economic Income (Loss)	$207,016	$408,266	$(2,848)	$612,434
Total Assets	$2,462,241	$2,250,020	$203,889	$4,916,150
The following table reconciles the total segments to Apollo Global Management, LLC’s condensed consolidated financial statements as of and for the nine months ended September 30, 2015 and 2014:

	As of and for the Nine Months Ended September 30, 2015					As of and for the Nine Months Ended September 30, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$832,727		$15,292	(1)	$848,019	$1,329,543		$(44,856)	(1)	$1,284,687
Expenses	570,197		73,249	(2)	643,446	783,663		62,213	(2)	845,876
Other income (loss)	111,032		31,723	(3)	142,755	76,108		226,225	(3)	302,333
Non-Controlling Interests	(8,766)		(188,959)		(197,725)	(9,554)		(488,581)		(498,135)
Economic Income	$364,796	(4)	N/A		N/A	$612,434	(4)	N/A		N/A
Total Assets	$3,856,936		$961,114	(5)	$4,818,050	$4,916,150		$19,181,455	(5)	$24,097,605

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

(3)	Results from the following:

	For the Nine Months Ended September 30,
	2015	2014
Net gains from investment activities	$204	$204,938
Net gain (loss) from investment activities of consolidated variable interest entities	8,039	(7,688)
Loss from equity method investments	(138)	(931)
Other income, net	23,618	29,906
Total Consolidation Adjustments	$31,723	$226,225

(4)	The reconciliation of Economic Income to Net Income Attributable to Apollo Global Management, LLC reported in the condensed consolidated statements of operations consists of the following:

	For the Nine Months Ended September 30,
	2015	2014
Economic Income	$364,796	$612,434
Income tax provision	(21,197)	(96,962)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(186,507)	(350,049)
Transaction-related charges and equity-based compensation(6)	(28,686)	(19,376)
Net Income Attributable to Apollo Global Management, LLC	$128,406	$146,047

(5)	Represents the addition of assets of consolidated funds and the consolidated VIEs.

(6)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

16. SUBSEQUENT EVENTS
On October 9, 2015, the Company issued 518,849 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 45.3% to 45.4%.

On October 28, 2015 the Company declared a cash distribution of $0.35 per Class A share, which will be paid on November 30, 2015 to holders of record on November 20, 2015.

On November 3, 2015, the Company issued 1,523,155 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 45.4% to 45.6%.

On November 9, 2015, Apollo announced that it has mutually agreed with AR Capital, LLC ("AR Capital") to terminate the previously announced transaction pursuant to which Apollo would have purchased a controlling interest in a new entity, AR Global Investments, LLC, that would have owned a majority of the ongoing asset management business of AR Capital. In conjunction with the transaction termination, on November 9, 2015 AR Capital purchased Apollo's $25 million of preferred stock in RCS for $25.6 million.

On November 9, 2015, Apollo also announced that it mutually agreed with RCS to amend the terms of the previously announced sale of RCS' wholesale distribution business and certain related entities to Apollo. Pursuant to the amended agreement, RCS will sell its wholesale distribution business, including Realty Capital Securities and Strategic Capital, to Apollo for $6 million,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

subject to certain purchase price adjustments. RCS' transfer agent and transaction management businesses and certain employees are not part of the amended transaction. The amended transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2016, and with respect to Strategic Capital, may be consummated at a later date subject to satisfaction of applicable closing conditions.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	September 30, 2015
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$836,308	$—	$—	$836,308
Cash and cash equivalents held at consolidated funds	—	3,460	—	3,460
Restricted cash	5,431	—	—	5,431
Investments	1,168,264	25,985	(96,630)	1,097,619
Assets of consolidated variable interest entities
Cash and cash equivalents	—	29,424	—	29,424
Investments, at fair value	—	944,250	(300)	943,950
Other assets	—	51,301	—	51,301
Carried interest receivable	688,886	—	—	688,886
Due from affiliates	266,129	—	(731)	265,398
Fixed assets, net	32,975	—	—	32,975
Deferred tax assets	652,432	—	—	652,432
Other assets	81,440	4,503	(148)	85,795
Goodwill	88,852	—	—	88,852
Intangible assets, net	36,219	—	—	36,219
Total Assets	$3,856,936	$1,058,923	$(97,809)	$4,818,050
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$59,349	$—	$—	$59,349
Accrued compensation and benefits	135,470	—	—	135,470
Deferred revenue	201,179	—	—	201,179
Due to affiliates	582,328	—	—	582,328
Profit sharing payable	366,661	—	—	366,661
Debt	1,031,428	—	—	1,031,428
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	868,994	(43,672)	825,322
Other liabilities	—	60,575	(148)	60,427
Due to affiliates	—	731	(731)	—
Other liabilities	34,197	2,266	—	36,463
Total Liabilities	2,410,612	932,566	(44,551)	3,298,627

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	2,050,681	—	—	2,050,681
Accumulated deficit	(1,328,626)	32,324	(32,322)	(1,328,624)
Appropriated partners’ capital	—	—	—	—
Accumulated other comprehensive income (loss)	(3,989)	(1,997)	39	(5,947)
Total Apollo Global Management, LLC shareholders’ equity	718,066	30,327	(32,283)	716,110
Non-Controlling Interests in consolidated entities	7,732	96,030	(20,975)	82,787
Non-Controlling Interests in Apollo Operating Group	720,526	—	—	720,526
Total Shareholders’ Equity	1,446,324	126,357	(53,258)	1,519,423
Total Liabilities and Shareholders’ Equity	$3,856,936	$1,058,923	$(97,809)	$4,818,050

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

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 25 years and lead a team of 933 employees, including 352 investment professionals, as of September 30, 2015.
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
As of September 30, 2015, we had total AUM of $161.8 billion across all of our businesses, 47% of which was in permanent capital vehicles. On December 31, 2013, Apollo Investment Fund VIII, L.P. (“Fund VIII”) held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of September 30, 2015, Fund VIII had $14.3 billion of uncalled commitments remaining. Additionally, Apollo Investment Fund VII, L.P. (“Fund VII”) held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2015, Fund VII had $2.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through September 30, 2015. Apollo’s traditional private equity funds’ appreciation was (3.7)% and 0.5% for the three and nine months ended September 30, 2015, respectively.

For our credit segment, total gross and net return, excluding assets managed by Athene Asset Management, L.P. (“AAM”) that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, was (0.8)% and (0.9)% , respectively, for the three months ended September 30, 2015 and 2.4% and 1.7%, respectively, for the nine months ended September 30, 2015.
For our real estate segment, total gross and net returns for U.S. Real Estate Fund I including co-investment capital were 4.6% and 3.2%, respectively, for the three months ended September 30, 2015 and 11.2% and 8.7%, respectively, for the nine months ended September 30, 2015.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Share)(2)(5)
GP
BRH Holdings, L.P.(3)
61.38% of Total Voting Power
88.99% of LP Units
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
11.01% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (54.42% of Apollo Operating Group Units)(4)
38.62% of Total Voting Power
54.42% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(45.58% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO (FC II), LLC
APO Corp.
45.58% of the LP units of certain Apollo Operating Group Entities
45.58% of the LP units of certain Apollo Operating Group Entities
45.58% of the LP units of certain Apollo Operating Group Entities
45.58% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 24.85% of the Class A shares outstanding and 11.33% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 38.62% of the total voting power of our shares entitled to vote and 34.25% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 61.38% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through AP Professional Holdings L.P. (“Holdings”), of 48.43% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 54.42% of the limited partner interests in each Apollo Operating Group entity (“AOG Units”). The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 48.43% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 5.99% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 45.58% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment

As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Fluctuations in equity prices, which may be volatile and mixed across geographies, can significantly impact the valuation of our funds’ portfolio companies and related income we may recognize. In the U.S., the S&P 500 Index declined 6.9% in the third quarter of 2015, following a modest 0.2% decline in the second quarter of 2015. Outside the U.S., global equity markets also declined meaningfully during the third quarter of 2015. The MSCI All Country World ex USA Index declined 12.7% following a modest 0.5% decline in the second quarter of 2015.
Conditions in the credit markets also have a significant impact on our business. Credit markets were also weak during the third quarter of 2015, with the BofAML HY Master II Index down 4.9%, and down 2.5% year to date. The S&P/LSTA Leveraged Loan Index was down 1.4 % in the quarter, but was up 1.4% year to date. Benchmark interest rates reversed the slight upward trajectory observed during the second quarter of 2015, with the U.S. 10-year Treasury yield falling approximately 30 basis points to 2.06%. Commodities generally fell during the third quarter of 2015. After a 15% rise in the second quarter of 2015, brent crude oil declined by nearly 25% during the third quarter of 2015.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported that real GDP grew at an annual rate of 1.5% in the third quarter of 2015, driven by positive contributions from personal consumption expenditures, state and local government spending, non-residential fixed investment, exports, and residential fixed investments that were partly offset by negative contributions from private inventory investment. As of October 2015, the International Monetary Fund estimated that the U.S. economy will expand by 2.6% in 2015, an increase from the 2.5% growth estimate forecasted in July 2015. Additionally, the U.S. unemployment rate continued to decline and stood at 5.1% as of September 30, 2015, compared to 5.3% as of June 30, 2015, making it the lowest level since April 2008.
Amid the generally favorable backdrop of elevated asset prices and positive equity market momentum, Apollo continued to generate realizations for fund investors. Apollo returned $1.9 billion and $12.4 billion of capital and realized gains to the limited partners of the funds it manages during the third quarter of 2015 and for the past 12 months ended September 30, 2015, respectively. In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment. Apollo reported $3.3 billion and $14.0 billion of inflows for the third quarter of 2015 and over the past 12 months ended September 30, 2015, respectively. Inflows during the third quarter of 2015 were primarily driven by $1.3 billion from the first closing of ANRP II, $1.1 billion from managed accounts, and $0.5 billion from credit drawdown funds.

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
We further evaluate EI based on what we refer to as our “management business” and “incentive businesses”. Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. The management business includes management fee revenues, advisory and transaction fee revenues, carried interest income from one of our opportunistic credit funds and expenses, each of which we believe are more stable in nature. The financial performance of our incentive business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The incentive business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.
We believe that EI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 15 to the condensed consolidated financial statements for more details regarding management’s consideration of EI.
EI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use EI as a measure of operating performance, not as a measure of liquidity. EI should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. The use of EI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using EI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of EI to our U.S. GAAP net income (loss) attributable to Apollo Global Management, LLC can be found in the notes to our financial statements.
During the first quarter of 2015, the Company renamed Economic Net Income to Economic Income and redefined EI to exclude transaction-related charges related to contingent consideration associated with acquisitions. The impact of this change to EI is reflected in note 15 to the financial statements. Additionally, interest expense, net of interest income (“net interest expense”) was reallocated from the management business to the incentive business to align with the earnings from our investments which are principally funded by our outstanding debt. This reallocation resulted in an increase in management business EI and a corresponding decrease in incentive business EI for the three and nine months ended September 30, 2014 in the amounts listed below:

	Net Interest Expense Reclassification
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Combined Segments
For the Three Months Ended September 30, 2014	$2,634	$3,776	$666	$7,076
For the Nine Months Ended September 30, 2014	5,359	5,743	1,373	12,475
As it relates to the reclassification described above, the impact to the combined segments total Economic Income (Loss) for all periods presented was zero.
These changes have been made to prior period financial data to conform to the current period presentation.

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
AUM that had previously not been reported within Apollo’s three reporting segments has been allocated to each respective segment based on expected deployment. Prior period amounts were recast to conform to the current presentation.
The table below presents Fee-Generating and Non-Fee-Generating AUM by segment as of September 30, 2015 and 2014 and December 31, 2014. Changes in market conditions and additional funds raised have had significant impacts to Apollo’s AUM:

	As of September 30,		As of December 31,
	2015	2014	2014
	(in millions)
Total Assets Under Management	$161,819	$163,900	$159,797
Fee-Generating	131,068	129,577	128,714
Non-Fee-Generating	30,751	34,323	31,083

Private Equity(1)	38,256	46,423	41,299
Fee-Generating	29,300	32,104	30,285
Non-Fee-Generating	8,956	14,319	11,014

Credit(1)	112,781	108,282	108,960
Fee-Generating	94,666	91,614	92,192
Non-Fee-Generating	18,115	16,668	16,768

Real Estate(1)	10,782	9,195	9,538
Fee-Generating	7,102	5,859	6,237
Non-Fee-Generating	3,680	3,336	3,301

(1)	Prior period amounts were recast for individual segments to conform to the current period presentation.

The table below sets forth AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of September 30, 2015 and 2014 and December 31, 2014.

	As of September 30,		As of December 31,
	2015	2014	2014
	(in millions)
Private Equity(1)	$2,017	$2,134	$2,265
Credit(1)	7,594	5,482	5,118
Real Estate(1)	764	670	729
Total AUM with Future Management Fee Potential	$10,375	$8,286	$8,112

(1)	Prior period amounts were recast for individual segments to conform to the current period presentation.

The following table presents Carry-Eligible AUM and Carry-Generating AUM for each of Apollo’s three segments as of September 30, 2015 and 2014 and December 31, 2014:

	Carry-Eligible AUM(2)			Carry-Generating AUM(2)
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Private equity(3)	$33,248	$40,774	$36,376	$10,302	$18,651	$14,463
Credit(3)	45,819	39,286	39,013	17,211	24,439	16,218
Real estate(3)	2,401	2,674	2,614	553	850	828
Total(1)(2)	$81,468	$82,734	$78,003	$28,066	$43,940	$31,509

(1)
As of September 30, 2015 and 2014 and December 31, 2014, Carry-Eligible AUM included $28.6 billion, $29.5 billion and $28.8 billion of Uninvested Carry-Eligible AUM, respectively, and $24.8 billion, $9.3 billion and $17.7 billion of AUM Not Currently Generating Carry, respectively.

(2)
As of September 30, 2015, total Uninvested Carry-Eligible AUM of $28.6 billion consisted of $17.7 billion, $9.9 billion and $1.0 billion for the private equity, credit and real estate segments, respectively. Total AUM Not Currently Generating Carry of $24.8 billion consisted of $5.2 billion, $18.8 billion and $0.8 billion for the private equity, credit and real estate segments, respectively.

(3)	Prior period amounts were recast for individual segments to conform to the current period presentation.

The following table presents AUM Not Currently Generating Carry and the appreciation required to reach the preferred return or high watermark and generate carried interest for funds whose investment period is greater than 24 months:
.

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months (1)	Appreciation Required to Achieve Carry (2) (3)
Private Equity:	(in millions)
Fund VIII	$3,904	$—	NM
Other PE	1,335	$1,002	18%
Total Private Equity	5,239	1,002	NM
Credit:
Drawdown	4,777	4,019	15%
Liquid/Performing	13,982	5,958	< 250bps
		182	250-500bps
		1,407	> 500bps
Permanent capital vehicles ex AAM	—	—	NM
Total Credit	18,759	11,566	8%
Real Estate:
Total Real Estate	829	581	> 500bps
Total	$24,827	$13,149

(1) Represents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of September 30, 2015.
(2) Represents the percentage of additional appreciation required to reach the preferred return or high watermark and generate carried interest for funds whose investment period is greater than 24 months.
(3) All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of September 30, 2015 and 2014 and December 31, 2014 are presented below:

	As of September 30, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$19,954		$5,817	$338	$26,109
Fee-Generating AUM based on invested capital	8,503		3,443	4,278	16,224
Fee-Generating AUM based on gross/adjusted assets	425		74,273	2,387	77,085
Fee-Generating AUM based on leverage	188		10	—	198
Fee-Generating AUM based on NAV	230		11,123	99	11,452
Total Fee-Generating AUM	$29,300	(1)	$94,666	$7,102	$131,068

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2015 was 69 months.

	As of September 30, 2014
	Private Equity(1)		Credit(1)	Real Estate(1)	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,077		$5,968	$114	$26,159
Fee-Generating AUM based on invested capital	11,115		2,748	3,694	17,557
Fee-Generating AUM based on gross/adjusted assets	582		74,607	1,908	77,097
Fee-Generating AUM based on leverage	330		1,063	—	1,393
Fee-Generating AUM based on NAV	—		7,228	143	7,371
Total Fee-Generating AUM	$32,104	(2)	$91,614	$5,859	$129,577

(1) Prior period amounts were recast for individual segments to conform to the current presentation.
(2) The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2014 was 72 months.

	As of December 31, 2014
	Private Equity(1)		Credit(1)	Real Estate(1)	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,080		$6,191	$173	$26,444
Fee-Generating AUM based on invested capital	9,368		3,100	3,968	16,436
Fee-Generating AUM based on gross/adjusted assets	513		75,370	1,961	77,844
Fee-Generating AUM based on leverage	324		215	—	539
Fee-Generating AUM based on NAV	—		7,316	135	7,451
Total Fee-Generating AUM	$30,285	(2)	$92,192	$6,237	$128,714

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2014 was 72 months.

The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment(1):

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Traditional Private Equity Funds(2)	$31,927	$39,636	$35,310	$25,365	$28,935	$27,181
Natural Resources	2,563	1,453	1,348	1,967	1,295	1,295
Other(3)	3,766	5,334	4,641	1,968	1,874	1,809
Total	$38,256	$46,423	$41,299	$29,300	$32,104	$30,285

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)	Refers to Apollo Investment Fund I, L.P. (“Fund I”), Apollo Investment Fund II, L.P. (“Fund II”), MIA, Apollo Investment Fund III, L.P. (“Fund III”), Fund IV, Fund V, Fund VI, Fund VII and Fund VIII.

(3)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 12 of the condensed consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type(1):

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Liquid/Performing	$34,982	$32,323	$33,396	$30,553	$27,989	$28,803
Drawdown	19,700	18,767	18,480	10,857	10,124	10,504
Permanent capital vehicles ex AAM	12,536	8,934	9,371	7,693	5,243	5,172
Athene Asset Management, L.P. (AAM)(2)	45,563	48,258	47,713	45,563	48,258	47,713
Total	$112,781	$108,282	$108,960	$94,666	$91,614	$92,192

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

(2)
Excludes AUM that is either sub-advised by Apollo or invested in Apollo funds and investment vehicles across Apollo’s private equity, credit and real estate segments, and includes AUM managed by entities related to Athene.

The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment(1):

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2015	2014	2014	2015	2014	2014
	(in millions)
Debt	$7,381	$6,049	$6,420	$5,266	$4,237	$4,785
Equity	3,401	3,146	3,118	1,836	1,622	1,452
Total	$10,782	$9,195	$9,538	$7,102	$5,859	$6,237

(1)	Prior period amounts were recast for individual segments to conform to the current presentation.

During the first quarter of 2015, the Company changed the presentation of the components of AUM to inflows, outflows, net flows, realizations and market activity as noted below. As such, prior periods were reclassified to conform with the current period presentation. The following tables summarize changes in total AUM for each of Apollo’s three segments for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	(1)	2015	2014	(1)
	(in millions)
Change in Total AUM:
Beginning of Period	$162,498	$167,496		$159,796	$161,177
Inflows	3,289	4,251		11,395	15,248
Outflows(3)	(1,187)	(2,715)		(3,411)	(4,698)
Net Flows	2,102	1,536		7,984	10,550
Realizations	(1,904)	(4,573)		(6,675)	(10,664)
Market Activity(4)	(877)	(559)		714	2,837
End of Period	$161,819	$163,900		$161,819	$163,900
Change in Private Equity AUM (2):
Beginning of Period	$39,264	$51,836		$41,299	$50,158
Inflows	1,112	221		1,523	4,078
Outflows	(163)	(2,073)		(783)	(2,084)
Net Flows	949	(1,852)		740	1,994
Realizations	(1,098)	(2,834)		(3,723)	(6,591)
Market Activity(5)	(859)	(727)		(60)	862
End of Period	$38,256	$46,423		$38,256	$46,423
Change in Credit AUM (2):
Beginning of Period	$112,680	$106,454		$108,959	$101,580
Inflows	1,697	3,503		7,436	9,631
Outflows	(973)	(643)		(2,557)	(1,958)
Net Flows	724	2,860		4,879	7,673
Realizations	(520)	(1,347)		(1,653)	(2,805)
Market Activity(6)	(103)	315		596	1,834
End of Period	$112,781	$108,282		$112,781	$108,282
Change in Real Estate AUM (2):
Beginning of Period	$10,554	$9,206		$9,538	$9,439
Inflows	480	528		2,436	1,540
Outflows	(51)	—		(71)	(657)
Net Flows	429	528		2,365	883
Realizations	(286)	(392)		(1,299)	(1,268)
Market Activity(7)	85	(147)		178	141
End of Period	$10,782	$9,195		$10,782	$9,195

(1)	Reclassified to conform to current period’s presentation.

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

(3)
Included in outflows for Total AUM are redemptions of $31.4 million and $293.4 million during the three months ended September 30, 2015 and 2014, respectively, and $468.8 million and $613.3 million during the nine months ended September 30, 2015 and 2014, respectively.

(4)
Included in Market Activity for Total AUM are foreign exchange impacts of $(56.6) million and $(574.1) million during the three months ended September 30, 2015 and 2014, respectively, and $(443.9) million and $(612.5) million during the nine months ended September 30, 2015 and 2014, respectively.

(5)
Included in Market Activity for Private Equity AUM are foreign exchange impacts of $(55.5) million and $(30.1) million during the three months ended September 30, 2015 and 2014, respectively, and $(73.4) million and $(71.6) million during the nine months ended September 30, 2015 and 2014, respectively.

(6)
Included in Market Activity for Credit AUM are foreign exchange impacts of $16.6 million and $(400.1) million during the three months ended September 30, 2015 and 2014, respectively, and $(288.3) million and $(417.1) million during the nine months ended September 30, 2015 and 2014, respectively.

(7)
Included in Market Activity for Real Estate AUM are foreign exchange impacts of $(17.7) million and $(143.9) million during the three months ended September 30, 2015 and 2014, respectively, and $(82.2) million and $(123.8) million during the nine months ended September 30, 2015 and 2014, respectively.

Assets Under Management

Total Assets Under Management were $161.8 billion at September 30, 2015, a decrease of $0.7 billion or 0.4%, compared to $162.5 billion at June 30, 2015. The net decrease was due to:

Realizations of $1.9 billion primarily related to:

•
$1.1 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.5 billion attributable to Fund VII and $0.4 billion attributable to Fund VI, driven by distributions from Hostess Brands, LLC (“Hostess”), Dish TV and Norwegian Cruise Line Holdings Ltd. (“NCL”);

•	$0.5 billion related to funds we manage in the credit segment consisting of distributions of $0.2 billion from drawdown funds and $0.1 billion from CLOs; and

•	$0.3 billion related to funds we manage in the real estate segment consisting of distributions of $0.2 billion from real estate debt funds.

Market Activity of $0.9 billion primarily related to:

•	$0.9 billion of depreciation in the funds we manage in the private equity segment attributable to a 3.7% decrease in traditional private equity funds driven by weak public markets; and

•	$0.1 billion of depreciation in the funds we manage in the credit segment; and

•	offset by $0.1 billion of appreciation in the funds we manage in the real estate segment.

Offsetting these decreases were:

Net flows of $2.1 billion primarily related to:

•
a $1.0 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions of $1.3 billion attributable to ANRP II, offset by a decrease of $0.2 billion related to a change in net leverage;

•
a $0.7 billion increase related to funds we manage in the credit segment consisting of subscriptions of $1.7 billion including $1.2 billion of subscriptions in new credit funds and $0.4 billion in existing credit funds, offset by the release of prior commitments of $0.6 billion and a decrease related to a change in net leverage of $0.3 billion; and

•	a $0.4 billion increase related to funds we manage in the real estate segment primarily from subscriptions in ARI of $0.3 billion.

Total Assets Under Management were $161.8 billion at September 30, 2015, an increase of $2.0 billion or 1.3%, compared to $159.8 billion at December 31, 2014. The net increase was due to:

Net flows of $8.0 billion primarily related to:

•
a $4.9 billion increase related to funds we manage in the credit segment primarily consisting of subscriptions of $4.9 billion including subscriptions of $3.0 billion in new credit funds and $1.9 billion in existing credit funds and an increase in net leverage of $1.2 billion, offset by releases of commitments of $0.6 billion, redemptions of $0.4 billion and $0.2 billion in net transfers out to other segments;

•
a $2.4 billion increase related to funds we manage in the real estate segment, consisting of subscriptions of $0.9 billion related to ARI including $0.5 billion, net segment transfers in of $0.7 billion and an increase in net leverage of $0.2 billion; and

•
a $0.7 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $1.5 billion, which was primarily attributable to subscriptions in ANRP II, offset by net segment transfers out and a decrease related to a change in net leverage of $0.5 billion and $0.3 billion, respectively.

Market Activity of $0.7 billion primarily related to:

•	$0.6 billion of appreciation in the funds we manage in the credit segment and

•	$0.2 billion of appreciation in the funds we manage in the real estate segment;

•	offset by $0.1 billion of depreciation in the funds we manage in the private equity segment.

Offsetting these increases were:

Realizations of $6.7 billion primarily related to:

•
a $3.7 billion decrease related to funds we manage in the private equity segment primarily consisting of (i) distributions of $1.8 billion attributable to Fund VII as a result of the dispositions of Great Wolf Resorts, Inc. and Brit PLC, (ii) a distribution from Hostess and (iii) additional distributions of $1.3 billion from Fund VI driven by the secondary sale of NCL and a distribution from Noranda Aluminum Holding Corporation;

•
a $1.7 billion decrease related to funds we manage in the credit segment consisting of distributions of $0.5 billion from drawdown funds and the majority of the remaining distributions from CLOs and permanent capital vehicles; and

•	a $1.3 billion decrease related to funds we manage in the real estate segment consisting of distributions of $0.7 billion from real estate debt funds and $0.6 billion from real estate equity funds.

During the first quarter of 2015, the Company changed the presentation of the components of AUM to inflows, outflows, net flows, realizations and market activity as noted below. The following tables summarize changes in total Fee-Generating AUM for each of Apollo’s three segments for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	(1)	2015	2014	(1)
	(in millions)
Change in Total Fee-Generating AUM:
Beginning of Period	$128,289	$130,329		$128,714	$128,368
Inflows	4,366	2,156		9,533	7,801
Outflows(3)	(1,145)	(1,727)		(3,919)	(3,623)
Net Flows	3,221	429		5,614	4,178
Realizations	(757)	(1,041)		(4,156)	(3,614)
Market Activity(4)	315	(140)		896	645
End of Period	$131,068	$129,577		$131,068	$129,577
Change in Private Equity Fee-Generating AUM (2):
Beginning of Period	$28,468	$33,554		$30,285	$34,173
Inflows	1,582	—		1,583	499
Outflows	(696)	(1,331)		(785)	(1,923)
Net Flows	886	(1,331)		798	(1,424)
Realizations	(49)	(111)		(1,781)	(591)
Market Activity(5)	(5)	(8)		(2)	(54)
End of Period	$29,300	$32,104		$29,300	$32,104
Change in Credit Fee-Generating AUM (2):
Beginning of Period	$92,667	$90,780		$92,192	$88,249
Inflows	2,573	1,894		5,999	6,194
Outflows	(449)	(385)		(3,023)	(1,671)
Net Flows	2,124	1,509		2,976	4,523
Realizations	(404)	(633)		(1,359)	(1,861)
Market Activity(6)	279	(42)		857	703
End of Period	$94,666	$91,614		$94,666	$91,614
Change in Real Estate Fee-Generating AUM (2):
Beginning of Period	$7,154	$5,995		$6,237	$5,946
Inflows	211	262		1,951	1,108
Outflows	—	(11)		(111)	(29)
Net Flows	211	251		1,840	1,079
Realizations	(304)	(298)		(1,016)	(1,163)
Market Activity(7)	41	(89)		41	(3)
End of Period	$7,102	$5,859		$7,102	$5,859

(1)	Reclassified to conform to current period’s presentation.

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

(3)
Included in outflows for Fee-Generating AUM are redemptions of $31.2 million and $286.7 million during the three months ended September 30, 2015 and 2014, respectively, and $441.4 million and $449.3 million during the nine months ended September 30, 2015 and 2014, respectively.

(4)
Included in Market Activity for Total Fee-Generating AUM are foreign exchange impacts of $(7.7) million and $(326.9) million during the three months ended September 30, 2015 and 2014, respectively, and $(275.1) million and $(322.0) million during the nine months ended September 30, 2015 and 2014, respectively.

(5)	For Private Equity Fee-Generating AUM, there were no foreign exchange impacts included in Market Activity during the three and nine months ended September 30, 2015 and 2014.

(6)
Included in Market Activity for Credit Fee-Generating AUM are foreign exchange impacts of $7.9 million and $(249.6) million during the three months ended September 30, 2015 and 2014, respectively, and $(235.6) million and $(244.5) million during the nine months ended September 30, 2015 and 2014, respectively.

(7)
Included in Market Activity for Real Estate Fee-Generating AUM are foreign exchange impacts of $(15.6) million and $(77.3) million during the three months ended September 30, 2015 and 2014, respectively, and $(39.5) million and $(77.5) million during the nine months ended September 30, 2015 and 2014, respectively.

Total Fee-Generating AUM was $131.1 billion at September 30, 2015, an increase of $2.8 billion or 2.2%, compared to $128.3 billion at June 30, 2015. The net increase was due to:

Net flows of $3.2 billion primarily related to:

•
a $2.1 billion increase related to funds we manage in the credit segment primarily consisting of (i) $1.9 billion of movements into Fee-Generating AUM, including $1.1 billion related to CLOs, $0.3 billion related to COF III and $0.2 billion related to MidCap; and (ii) $0.4 billion of subscriptions in existing credit funds, offset by $0.4 billion of distributions;

•
a $0.9 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $1.3 billion primarily attributable to ANRP II, offset by a decrease of $0.6 billion relating to a step down in fee basis in ANRP I and a $0.1 billion decrease related to a change in net leverage; and

•	a $0.2 billion increase related to funds we manage in the real estate segment consisting of net transfers in from other segments of $0.2 billion.

Market Activity of $0.3 billion primarily related to:

•	$0.3 billion of appreciation in the funds we manage in the credit segment primarily attributable to positive gross returns on Athene non-sub-advised assets.

Offsetting these increases were:

Realizations of $0.8 billion primarily related to:

•
a $0.4 billion decrease related to funds we manage in the credit segment primarily driven by our liquid/performing strategies, including returns to CLO investors, and distributions of $0.1 billion in permanent capital vehicles; and

•
a $0.3 billion increase related to funds we manage in the real estate segment primarily attributable to real estate equity fund realizations of $0.2 billion including $0.1 billion of realizations relating to the CPI funds, and an increase in real estate debt fund realizations of $0.1 billion.

Total Fee-Generating AUM was $131.1 billion at September 30, 2015, an increase of $2.4 billion or 1.8%, compared to $128.7 billion at December 31, 2014. The net increase was due to:

Net flows of $5.6 billion primarily related to:

•
a $3.0 billion increase related to funds we manage in the credit segment consisting of (i) a change in net leverage of $0.3 billion, including a $2.0 billion increase in leverage related to MidCap, offset by a decrease of $1.8 billion in leverage related to CLOs, (ii) $2.8 billion related to movements into Fee-Generating AUM and (iii) $1.2 billion in subscriptions, including $1.0 billion relating to liquid/performing funds, which increases were offset by decreases of $2.1 billion in net transfers to other Apollo segments and $0.4 billion of redemptions;

•
a $1.8 billion increase related to funds we manage in the real estate segment consisting of $0.9 billion in net transfers in from other Apollo segments, $0.6 billion relating to a strategic transaction and $0.2 billion of net transfers into Fee-Generating AUM; and

•
a $0.8 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $1.0 billion primarily attributable to ANRP II and a decrease related to a change in net leverage of $0.1 billion.

Market Activity of $0.9 billion primarily related to:

•	$0.9 billion of appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $4.2 billion primarily related to:

•
a $1.8 billion increase related to funds we manage in the private equity segment consisting of distributions during the second quarter of 2015 which were primarily attributable to Fund VI and Fund VII of $1.2 billion and $0.4 billion, respectively, driven by strategic and public disposition activity due to semi-annual fee-basis reset as well as other returns of capital activity;

•
$1.4 billion related to funds we manage in the credit segment consisting of distributions of $0.2 billion from EPF I and the majority of the remaining distributions from CLOs and permanent capital vehicles; and

•	$1.0 billion related to funds we manage in the real estate segment consisting of distributions including $0.3 billion from AGRE Debt Fund I, L.P. (“AGRE Debt Fund I”).

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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Private Equity	$1,449	$901	$3,360	$1,871
Credit	1,826	917	3,941	3,655
Real Estate (1)	640	369	1,728	1,745
Total capital deployed	$3,915	$2,187	$9,029	$7,271

(1)
Included in capital deployed is $569 million and $1,561 million for the three and nine months ended September 30, 2015, respectively, and $286 million and $1,322 million for the three and nine months ended September 30, 2014, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of September 30, 2015	As of December 31, 2014
	(in millions)
Private Equity	$20,867	$22,633
Credit	10,810	9,212
Real Estate	904	997
Total Uncalled Commitments(1)	$32,581	$32,842

(1)
As of September 30, 2015 and December 31, 2014, $28.7 billion and $29.3 billion, respectively, represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of our funds.

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
Moreover, the historical returns of our funds should not be considered indicative of the future results you should expect from such funds or from any future funds we may raise. There can be no assurance that any Apollo fund will continue to achieve the same results in the future.
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Apollo Investment Fund IV, L.P. (“Fund IV”) has generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2015, while Apollo Investment Fund V, L.P. (“Fund V”) has generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2015. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in the 2014 Annual Report.

Investment Record
The following table summarizes the investment record by segment of Apollo’s significant drawdown funds and SIAs that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. The funds included in the investment record table below have greater than $500 million of AUM and/or form part of a flagship series of funds. The SIAs included in the investment record table below have greater than $200 million of AUM and did not predominantly invest in other Apollo funds or SIAs.

All amounts are as of September 30, 2015, unless otherwise noted:

									As of September 30, 2015
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund VIII	2013	$18,392	$18,377	$3,543	$90	$3,466	$3,825	$3,915	NM	(2)	NM	(2)
Fund VII	2008	8,607	14,677	15,629	27,882	4,367	5,030	32,912	36%		27%
Fund VI	2006	4,504	10,136	12,457	17,660	3,789	3,754	21,414	13		10
Fund V	2001	390	3,742	5,192	12,666	169	130	12,796	61		44
Fund I, II, III, IV & MIA(3)	Various	33	7,320	8,753	17,398	—	18	17,416	39		26
Traditional Private Equity Funds(4)		$31,926	$54,252	$45,574	$75,696	$11,791	$12,757	$88,453	39%		25%
AION	2013	$768	$826	$224	$87	$164	$175	$262	18%		—%
ANRP I	2012	1,243	1,323	874	210	733	763	973	7		1
ANRP II(5)	—	1,320	1,328	78	—	78	81	81	NM	(2)	NM	(2)
Total Private Equity(10)		$35,257	$57,729	$46,750	$75,993	$12,766	$13,776	$89,769
Credit:
Credit Opportunity Funds
COF III	2014	$3,239	$3,426	$2,748	$625	$2,193	$1,810	$2,435	(13)%		(14)%
COF I & II	2008	505	3,068	3,787	7,309	189	171	7,480	23		20
European Principal Finance Funds
EPF II(6)	2012	3,817	3,437	2,919	952	1,966	2,667	3,619	20		10
EPF I	2007	535	1,447	1,902	2,852	26	354	3,206	23		17
Structured Credit Funds
FCI II	2013	2,105	1,555	1,288	271	1,155	1,341	1,612	28		21
FCI	2012	867	559	1,055	579	791	768	1,347	14		10
SCRF III (13)	2015	1,139	1,238	788	153	526	649	802	NM	(2)	NM	(2)
SCRF I & II (13)	Various	65	222	706	809	70	67	876	33		21
Other Drawdown Funds & SIAs(7)	Various	4,456	5,939	5,551	5,962	1,475	1,187	7,149	10		7
Total Credit(11)		$16,728	$20,891	$20,744	$19,512	$8,391	$9,014	$28,526
Real Estate:
Apollo U.S. Real Estate Fund II, L.P.(5)	—	$356	$354	$179	$13	$170	$172	$185	NM	(2)	NM	(2)
AGRE U.S. Real Estate Fund, L.P(8)	2012	624	642	616	406	356	448	854	18%		14%
AGRE Debt Fund I	2011	719	1,190	1,185	649	734	711	1,360	8		7
CPI Funds(9)	Various	1,222	5,004	2,511	2,433	879	302	2,735	17		14
Total Real Estate(12)		$2,921	$7,190	$4,491	$3,501	$2,139	$1,633	$5,134

(1)	Refer to the definitions of Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(3)
Fund I and Fund II were structured such that investments were made from either fund depending on which fund had available capital. Apollo does not differentiate between Fund I and Fund II investments for purposes of performance figures because it believes they are not meaningful on a separate basis and do not demonstrate the progression of returns over time. The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the 2007 Reorganization. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds is presented to illustrate fund performance associated with Apollo’s Managing Partners and other investment professionals.

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	ANRP II and Apollo U.S. Real Estate Fund II, L.P. were launched prior to September 30, 2015 and have not established their vintage year.

(6)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2015.

(7)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2015. Additionally, certain SIAs totaling $1.4 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $8.2 billion of Total Invested Capital through September 30, 2015.

(8)
AGRE U.S. Real Estate Fund, L.P., a closed-end private investment fund, has $150 million of co-investment commitments raised, which are included in the figures in the table. A coinvest entity within AGRE U.S. Real Estate Fund, L.P. is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.51 as of September 30, 2015.

(9)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to September 30, 2015 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(10)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $3.0 billion of aggregate AUM as of September 30, 2015.

(11)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds’ and SIAs’ had $3.0 billion of aggregate AUM as of September 30, 2015.

(12)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.5 billion of aggregate AUM as of September 30, 2015.

(13)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of September 30, 2015:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$6,778	$17,960	29%
Non-Control Distressed	5,803	8,211	71
Total	12,581	26,171	49
Buyout Equity, Portfolio Company Debt and Other Credit(1)	32,993	62,282	22
Total	$45,574	$88,453	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of our Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. All amounts are as of September 30, 2015:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$3,404	$3,793
Other Credit and Classic Distressed(2)	139	122
Total	$3,543	$3,915
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,894	$25,729
Other Credit and Classic Distressed(2)	4,735	7,183
Total	$15,629	$32,912
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity and Portfolio Company Debt	$10,312	$17,712
Other Credit and Classic Distressed(2)	2,145	3,702
Total	$12,457	$21,414
Fund V

	Total Invested Capital	Total Value
	(in millions)
Buyout Equity	$4,412	$11,822
Classic Distressed(2)	780	974
Total	$5,192	$12,796

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $4.0 billion and $13.5 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	Classic Distressed is defined as investments in debt securities of issuers other than portfolio companies that are considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through September 30, 2015), our private equity funds have invested $34.6 billion, of which $17.7 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 6.0x, 6.1x, 7.7x and 6.6x, respectively, as of the date of filing of this Quarterly Report on Form 10-Q. The average entry multiple for a private equity fund is the average of the total enterprise value over an applicable earnings before interest, taxes, depreciation and amortization (“EBITDA”) which we believe captures the true economics of our funds’ purchases of portfolio companies.

Credit

The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo:

	As of September 30, 2015				Gross Returns		Net Returns
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Three Months Ended September 30, 2015(1)	For the Nine Months Ended September 30, 2015(1)	For the Three Months Ended September 30, 2015(1)	For the Nine Months Ended September 30, 2015(1)
	(in millions)
Liquid/Performing	$34,982	$30,553	$21,110	$6,433	(0.6)%	2.6%	(0.7)%	2.4%
Drawdown(2)	19,700	10,857	17,332	4,838	(1.7)	1.2	(1.8)	(0.1)
Permanent capital vehicles ex AAM	12,536	7,693	7,377	5,940	0.5	3.8	(0.5)	0.4
Athene Asset Management(3)	45,563	45,563	—	—	N/A	N/A	N/A	N/A
Total Credit	$112,781	$94,666	$45,819	$17,211	(0.8)%	2.4%	(0.9)%	1.7%

(1)
The gross and net returns for the three and nine months ended September 30, 2015 for total credit exclude assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of September 30, 2015, significant drawdown funds and strategic investment accounts (“SIAs”) had inception-to-date gross and net IRRs of 17.2% and 13.4%, respectively, as of September 30, 2015. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that did not predominantly invest in other Apollo funds or SIAs.

(3)	AUM amounts presented for AAM exclude $14.6 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table above for liquid/performing have greater than $200 million of AUM and did not predominantly invest in other Apollo funds or SIAs.

			Net Return
	Vintage Year	Total AUM	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2014
Credit:		(in millions)
Hedge Funds(1)	Various	$6,282	(1)%	2%	—	4%	3%
CLOs(2)	Various	13,472	—	3	—	2	2
SIAs / Other	Various	15,228	(1)	2	—	3	3
Total		$34,982

(1)	Hedge funds includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd., Apollo Credit Short Opportunities Fund and Apollo Value Strategic Fund, L.P.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles, excluding assets managed by AAA and Athene Asset Management, by segment:

			Total Returns(1)
	IPO Year (2)	Total AUM	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015		For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014		For the Year Ended December 31, 2014
Credit:		(in millions)
MidCap(3)	N/A	$3,623	NM	(4)	NM	(4)	N/A		N/A		N/A
AIF	2013	390	(6)%		(3)%		NM	(4)	NM	(4)	NM	(4)
AFT	2011	428	(10)		(1)		(4)%		(1)%		(1)%
AMTG(5)	2011	4,101	(11)		(11)		(5)		13		19
AINV(6)	2004	4,321	(20)		(19)		(3)		3		(3)
Real Estate:
ARI(7)	2009	$2,318	(2)%		4%		(2)%		4%		11%
Totals		$15,181

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

(5)
All amounts are as of June 30, 2015 except for total returns. Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained on AMTG’s website is not part of this report.

(6)
All amounts are as of June 30, 2015 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report.

(7)
All amounts are as of June 30, 2015 except for total returns. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained on ARI's website is not part of this report.

Athene and SIAs

As of September 30, 2015, Athene Asset Management had $60.2 billion of total AUM in accounts owned by or related to Athene, of which approximately $14.6 billion, was either sub-advised by Apollo or invested in Apollo funds or invested in Apollo funds and investment vehicles. Of the approximately $14.6 billion of assets, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.

As of September 30, 2015, Apollo managed approximately $17 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit, and real estate funds.

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
As of September 30, 2015, approximately 62% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 38% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of September 30, 2015 was 29%, 76% and 53%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our portfolio companies and the industries in which our funds invest” in the 2014 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments’ incentive business as of and for the three and nine months ended September 30, 2015:

	As of September 30, 2015		For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VII	$93,857		$(191,223)	$79,690	$(111,533)	$(194,325)	$229,679	$35,354
Fund VI (1)	80,619		(28,319)	21,656	(6,663)	(102,802)	75,165	(27,637)
Fund V	—	(3)	(1,341)	—	(1,341)	(13,617)	—	(13,617)
Fund IV	3,681		902	—	902	(1,955)	640	(1,315)
AAA/Other(2)	242,976	(3)	52,617	792	53,409	47,552	30,691	78,243
Total Private Equity Funds	421,133		(167,364)	102,138	(65,226)	(265,147)	336,175	71,028
Total Private Equity Funds, net of profit share	241,670		(80,827)	41,645	(39,182)	(155,055)	165,287	10,232
Credit Category:
Drawdown	163,956	(3)	3,312	8,496	11,808	(60,160)	55,350	(4,810)
Liquid/Performing	56,504		(22,069)	4,551	(17,518)	(12,789)	22,524	9,735
Permanent capital vehicles ex AAM	21,790		3,701	9,284	12,985	5,201	30,874	36,075
Total Credit Funds	242,250		(15,056)	22,331	7,275	(67,748)	108,748	41,000
Total Credit Funds, net of profit share	65,921		(20,440)	14,977	(5,463)	(57,849)	71,996	14,147
Real Estate Funds:
CPI Funds	1,671		440	—	440	52	2,082	2,134
AGRE U.S. Real Estate Fund, L.P.	15,294		2,151	47	2,198	3,846	250	4,096
Other	8,538		743	(1)	742	76	1,380	1,456
Total Real Estate Funds	25,503		3,334	46	3,380	3,974	3,712	7,686
Total Real Estate Funds, net of profit share	14,633		2,038	28	2,066	2,505	1,119	3,624
Total	$688,886		$(179,086)	$124,515	$(54,571)	$(328,921)	$448,635	$119,714
Total, net of profit share	$322,224	(4)	$(99,229)	$56,650	$(42,579)	$(210,399)	$238,402	$28,003

(1)
As of September 30, 2015, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 110% and 104% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2015, Fund VI had $167.3 million of gross carried interest income, or $110.5 million net of profit sharing, in escrow. Of these amounts, assuming a hypothetical liquidation on September 30, 2015, $80.6 million of gross carried interest, or $53.3 million net of profit sharing, would be paid to the general partner. As of September 30, 2015, Fund VII had no carried interest held in escrow. With respect to Fund VI, realized carried interest income currently distributed to the general partner is limited to tax distributions per the fund’s partnership agreement.

(2)
AAA includes $178.1 million of carried interest receivable, or $114.9 million net of profit sharing, from AAA Investments, L.P. (“AAA Investments”) which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding. In addition, Other includes certain SIAs.

(3)
As of September 30, 2015, Fund V, APC, ANRP I, ACLF, COF II, and certain SIAs within the credit segment had $10.5 million, $0.7 million, $3.5 million, $19.7 million, $0.1 million, and $28.8 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V, APC, ANRP I, ACLF, COF II, and certain SIAs within the credit segment was $69.5 million, $5.7 million, $129.9 million, $51.5 million, $1.3 million, and $126.6 million, respectively, as of September 30, 2015.

(4)
There was a corresponding profit sharing payable of $367.0 million as of September 30, 2015, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $81.6 million.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of September 30, 2015. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks and are subject to market conditions and investment performance.

Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the condensed consolidated statements of financial condition. As of September 30, 2015, there was $63.3 million of such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.
The following table summarizes our carried interest income since inception for our combined segments through September 30, 2015:

	Carried Interest Income Since Inception (1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of September 30, 2015(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VII	$93.9	$3,091.8	$3,185.7	$—	$691.1
Fund VI	80.6	1,655.3	1,735.9	—	1,193.2
Fund V	—	1,455.0	1,455.0	10.5	19.6
Fund IV	3.7	597.8	601.5	—	3.7
AAA/Other	243.0	170.8	413.8	4.2	245.0
Total Private Equity Funds	421.2	6,970.7	7,391.9	14.7	2,152.6
Credit Category(5):
Drawdown	164.0	888.0	1,052.0	48.6	269.4
Liquid/Performing	56.5	393.5	450.0	—	72.7
Permanent capital vehicles ex AAM	5.2	—	5.2	—	5.2
Total Credit Funds	225.7	1,281.5	1,507.2	48.6	347.3
Real Estate Funds:
CPI Funds	1.7	7.8	9.5	—	2.3
AGRE U.S. Real Estate Fund	15.3	2.9	18.2	—	15.2
Other	8.5	0.6	9.1	—	9.1
Total Real Estate Funds	25.5	11.3	36.8	—	26.6
Total	$672.4	$8,263.5	$8,935.9	$63.3	$2,526.5

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2015.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on September 30, 2015. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at September 30, 2015. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on September 30, 2015. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ management agreement.

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
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA restricted depositary units (“RDUs”) , or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, AHL Awards (as defined in note 11 to our condensed consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 11 to our condensed consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 54.7% and 58.2% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of September 30, 2015 and 2014. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2015	2014			2015	2014
Revenues:	(in thousands)				(in thousands)
Advisory and transaction fees from affiliates, net	$9,276	$71,071	$(61,795)	(86.9)%	$34,269	$247,922	$(213,653)	(86.2)%
Management fees from affiliates	238,563	207,297	31,266	15.1	694,036	643,508	50,528	7.9
Carried interest income (loss) from affiliates	(54,571)	(57,233)	2,662	(4.7)	119,714	393,257	(273,543)	(69.6)
Total Revenues	193,268	221,135	(27,867)	(12.6)	848,019	1,284,687	(436,668)	(34.0)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	93,514	90,402	3,112	3.4	270,017	260,764	9,253	3.5
Equity-based compensation	31,404	13,987	17,417	124.5	73,786	101,676	(27,890)	(27.4)
Profit sharing expense	(20,329)	(5,804)	(14,525)	250.3	89,935	258,933	(168,998)	(65.3)
Total Compensation and Benefits	104,589	98,585	6,004	6.1	433,738	621,373	(187,635)	(30.2)
Interest expense	7,529	7,389	140	1.9	22,454	15,027	7,427	49.4
General, administrative and other	21,645	23,652	(2,007)	(8.5)	65,972	73,621	(7,649)	(10.4)
Professional fees	17,218	17,936	(718)	(4.0)	51,907	57,599	(5,692)	(9.9)
Occupancy	10,137	9,916	221	2.2	30,226	30,237	(11)	—
Placement fees	2,617	8,760	(6,143)	(70.1)	5,802	14,035	(8,233)	(58.7)
Depreciation and amortization	11,176	11,150	26	0.2	33,347	33,984	(637)	(1.9)
Total Expenses	174,911	177,388	(2,477)	(1.4)	643,446	845,876	(202,430)	(23.9)
Other Income:
Net gains from investment activities	80,950	12	80,938	NM	107,492	213,886	(106,394)	(49.7)
Net gains (losses) from investment activities of consolidated variable interest entities	911	(98,848)	99,759	NM	8,039	(7,688)	15,727	NM
Income from equity method investments	2,021	4,445	(2,424)	(54.5)	18,079	58,056	(39,977)	(68.9)
Interest income	818	2,243	(1,425)	(63.5)	2,403	8,297	(5,894)	(71.0)
Other income, net	93	10,013	(9,920)	(99.1)	6,742	29,782	(23,040)	(77.4)
Total Other Income (Loss)	84,793	(82,135)	166,928	NM	142,755	302,333	(159,578)	(52.8)
Income (loss) before income tax provision	103,150	(38,388)	141,538	NM	347,328	741,144	(393,816)	(53.1)
Income tax provision	(6,591)	(29,376)	22,785	(77.6)	(21,197)	(96,962)	75,765	(78.1)
Net Income	96,559	(67,764)	164,323	NM	326,131	644,182	(318,051)	(49.4)
Net (income) loss attributable to Non-controlling Interests	(55,508)	69,974	(125,482)	NM	(197,725)	(498,135)	300,410	(60.3)
Net Income Attributable to Apollo Global Management, LLC	$41,051	$2,210	$38,841	NM	$128,406	$146,047	$(17,641)	(12.1)%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
Revenues
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $61.8 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was attributable to a decrease in advisory and transaction fees, net of $54.5 million in the credit segment. The decrease in the credit segment was primarily driven by a decrease in monitoring fees from Athene of $57.7 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) during the three months ended September 30, 2015 compared to the same period in 2014.
Management fees from affiliates increased by $31.3 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in notes 2 and 4 to the condensed consolidated financial statements. As a result of the adoption of new consolidation guidance, eliminations of management fees of consolidated CLOs decreased by $16.0 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The change was also driven by additional management fees in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 11 to the condensed consolidated financial statements).
Carried interest loss from affiliates decreased by $2.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to a decrease in carried interest loss from the private equity segment of $14.3 million, a decrease in carried interest income earned from the credit segment of $18.0 million and an increase in carried interest income from the real estate segment of $7.0 million during the three months ended September 30, 2015 as compared to the same period in 2014. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $213.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was attributable to a decrease in advisory and transaction fees, net of $177.8 million in the credit segment and $37.2 million in the private equity segment. The decrease in the credit segment was primarily attributable to a decrease in monitoring fees from Athene of $165.9 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) during the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in the private equity segment was primarily attributable to decreases in advisory and transaction fees earned with respect to Fund VII of $26.2 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Management fees from affiliates increased by $50.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in notes 2 and 4 to the condensed consolidated financial statements. As a result of the adoption of new consolidation guidance, eliminations of management fees of consolidated CLOs decreased by $43.3 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The change was also driven by additional management fees in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 11 to the condensed consolidated financial statements).
Carried interest income from affiliates decreased by $273.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to decreases in carried interest income from the private equity and credit segments of $140.4 million and $147.5 million, respectively, offset by an increase in carried interest income from the real estate segment of $6.7 million during the nine months ended September 30, 2015 as compared to the same period in 2014. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.

Expenses
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Compensation and benefits increased by $6.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to an increase in equity-based compensation of $17.4 million driven by additional expense incurred in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 11 to the condensed consolidated financial statements). This increase was offset by a decrease in profit sharing expense of $14.5 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. In any quarter the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period.
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
General, administrative and other fees decreased by $2.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to lower technology expenses during the three months ended September 30, 2015 as compared to the same period in 2014.
Placement fees decreased by $6.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Placement fees are incurred in connection with the raising of capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to placement fees with respect to COF III of $6.3 million during the three months ended September 30, 2014 that did not recur in the current period.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Compensation and benefits decreased by $187.6 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to a decrease in profit sharing expense of $169.0 million, due to lower carried interest income during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. In any year the blended profit sharing percentage is impacted by the respective profit share ratios of the funds generating carry in the period. Equity-based compensation decreased $27.9 million during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to non-cash expense of $45.6 million incurred in connection with the departure of an executive officer during the nine months ended September 30, 2014. This was offset by additional expense incurred in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 11 to the condensed consolidated financial statements) during the nine months ended September 30, 2015. The decreases in profit sharing expense and equity-based compensation were offset by an increase in salary, bonus and benefits of $9.3 million during the nine months ended September 30, 2015 as a result of an increase in headcount after September 30, 2014.
Interest expense increased by $7.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other fees decreased by $7.6 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to lower technology expenses during the nine months ended September 30, 2015 as compared to the same period in 2014.

Professional fees decreased by $5.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to lower consulting fees incurred during the nine months ended September 30, 2015 as compared to the same period in 2014.
Placement fees decreased by $8.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to placement fees with respect to COF III of $6.3 million during the nine months ended September 30, 2014 that did not recur in the current period.
Other Income (Loss)
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net gains from investment activities increased by $80.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene of $81.1 million during the three months ended September 30, 2015 compared to the same period in 2014.
Net gains from investment activities of consolidated variable interest entities were $0.9 million during the three months ended September 30, 2015, while net losses from investment activities were $98.8 million during the three months ended September 30, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in notes 2 and 4 to the condensed consolidated financial statements.
Other income, net decreased by $9.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to the non-recurrence of a $13.4 million gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower during the three months ended September 30, 2015. This was offset by lower losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the three months ended September 30, 2015 compared to the same period in 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net gains from investment activities decreased by $106.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to net gains from investment activities with respect to AAA of $205.1 million during the nine months ended September 30, 2014 that did not recur in the current period as a result of the deconsolidation of AAA effective January 1, 2015. See note 2 to the condensed consolidated financial statements for details regarding the Company’s adoption of new consolidation guidance. This was offset by an unrealized gain on the Company’s investment in Athene of $107.9 million during the nine months ended September 30, 2015.
Net gains from investment activities of consolidated variable interest entities increased by $15.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 and the adoption of new CFE guidance, as described in notes 2 and 4 to the condensed consolidated financial statements.
Income from equity method investments decreased by $40.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily driven by decreases in the values of investments held by certain Apollo funds and other entities in which the Company has a direct interest. The funds which had the most significant impact were Fund VII, AINV, EPF I, ARI and ACLF, which resulted in decreases in income (loss) from equity method investments of $16.7 million, $7.9 million, $3.3 million, $2.6 million and $2.3 million, respectively. These decreases were offset by an increase in income from equity method investments from AAA.
Other income, net decreased by $23.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the non-recurrence of a $14.0 million unrealized gain on Athene-related derivative contracts and the non-recurrence of a $13.4 million gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower during the nine months ended September 30, 2015.
Income Tax Provision
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The income tax provision decreased by $22.8 million primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as a decrease in management business income subject to corporate-level taxation. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 6.4% and (76.5)% for the three months ended September 30, 2015 and 2014, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The income tax provision decreased by $75.8 million primarily due to a change in the mix of earnings which are subject to corporate-level tax, as well as a decrease in management business income subject to corporate-level tax. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 6.1% and 13.1% for the nine months ended September 30, 2015 and 2014, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT.

Non-Controlling Interests
Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$96,559	$(67,764)	$326,131	$644,182
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(161)	112,929	(11,218)	(148,086)
Net income after Non-Controlling Interests in consolidated entities	96,398	45,165	314,913	496,096
Adjustments:
Income tax provision(1)	6,591	29,376	21,197	96,962
NYC UBT and foreign tax provision(2)	(3,015)	(1,286)	(6,132)	(8,079)
Net (income) loss in non-Apollo Operating Group entities	49	258	447	(1,367)
Total adjustments	3,625	28,348	15,512	87,516
Net income after adjustments	100,023	73,513	330,425	583,612
Approximate weighted average ownership percentage of Apollo Operating Group	55.3%	58.2%	56.4%	58.2%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$55,347	$42,955	$186,507	$350,049

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

Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results represent segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.
Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, EI, for the “management” and “incentive” businesses within our private equity segment for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014			Total Change	Percentage Change
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$4,736	$—	$4,736	$11,925	$—	$11,925	$(7,189)	(60.3)%
Management fees from affiliates	71,876	—	71,876	76,848	—	76,848	(4,972)	(6.5)
Carried interest income (loss) gains from affiliates:
Unrealized losses(2)	—	(167,364)	(167,364)	—	(449,506)	(449,506)	282,142	(62.8)
Realized gains	—	102,138	102,138	—	369,968	369,968	(267,830)	(72.4)
Total Revenues	76,612	(65,226)	11,386	88,773	(79,538)	9,235	2,151	23.3
Expenses:
Compensation and benefits:
Salary, bonus and benefits	27,183	—	27,183	23,792	—	23,792	3,391	14.3
Equity-based compensation	6,974	—	6,974	8,028	—	8,028	(1,054)	(13.1)
Profit sharing expense	—	(26,044)	(26,044)	—	(19,270)	(19,270)	(6,774)	35.2
Total compensation and benefits	34,157	(26,044)	8,113	31,820	(19,270)	12,550	(4,437)	(35.4)
Other expenses	17,326	—	17,326	16,600	—	16,600	726	4.4
Total Expenses	51,483	(26,044)	25,439	48,420	(19,270)	29,150	(3,711)	(12.7)
Other Income:
Net interest expense	—	(2,425)	(2,425)	—	(2,634)	(2,634)	209	(7.9)
Net gains from investment activities	—	5,904	5,904	—	—	—	5,904	NM
Income from equity method investments	—	3,827	3,827	—	1,069	1,069	2,758	258.0
Other loss, net	(43)	—	(43)	(1,592)	—	(1,592)	1,549	(97.3)
Total Other Income (Loss)	(43)	7,306	7,263	(1,592)	(1,565)	(3,157)	10,420	NM
Economic Income (Loss)	$25,086	$(31,876)	$(6,790)	$38,761	$(61,833)	$(23,072)	$16,282	(70.6)%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014			Total Change	Percentage Change
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$17,490	$—	$17,490	$54,739	$—	$54,739	$(37,249)	(68.0)%
Management fees from affiliates	220,742	—	220,742	238,314	—	238,314	(17,572)	(7.4)
Carried interest income (loss) gains from affiliates:
Unrealized losses(2)	—	(265,147)	(265,147)	—	(753,489)	(753,489)	488,342	(64.8)
Realized gains	—	336,175	336,175	—	964,911	964,911	(628,736)	(65.2)
Total Revenues	238,232	71,028	309,260	293,053	211,422	504,475	(195,215)	(38.7)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	80,662	—	80,662	72,774	—	72,774	7,888	10.8
Equity-based compensation	23,467	—	23,467	39,434	—	39,434	(15,967)	(40.5)
Profit sharing expense	—	60,796	60,796	—	162,719	162,719	(101,923)	(62.6)
Total compensation and benefits	104,129	60,796	164,925	112,208	162,719	274,927	(110,002)	(40.0)
Other expenses	48,973	—	48,973	52,819	—	52,819	(3,846)	(7.3)
Total Expenses	153,102	60,796	213,898	165,027	162,719	327,746	(113,848)	(34.7)
Other Income:
Net interest expense	—	(7,439)	(7,439)	—	(5,359)	(5,359)	(2,080)	38.8
Net gains from investment activities	—	5,904	5,904	—	—	—	5,904	NM
Income from equity method investments	—	18,588	18,588	—	33,288	33,288	(14,700)	(44.2)
Other income, net	1,743	1,160	2,903	759	1,599	2,358	545	23.1
Total Other Income	1,743	18,213	19,956	759	29,528	30,287	(10,331)	(34.1)
Economic Income	$86,873	$28,445	$115,318	$128,785	$78,231	$207,016	$(91,698)	(44.3)%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the nine months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $7.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to Fund VIII and Fund VII of $3.4 million and $1.0 million, respectively, and net transaction fees earned with respect to Champ, L.P. of $2.5 million during the three months ended September 30, 2014 that did not recur in the current period.
Management fees from affiliates decreased by $5.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to decreases in management fees earned with respect to Fund VI and Fund VII of $3.5 million and $2.8 million, respectively. The decrease is a result of lower invested capital during the three months ended September 30, 2015 compared to the same period in 2014.

Carried interest loss from affiliates decreased by $14.3 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to an increase in carried interest income earned from AAA and other funds that invest in Athene and Fund VI of $79.8 million and $75.8 million, respectively, partially offset by decreased carried interest income earned from Fund VII, ANRP I, and AAA Investments (Co-Invest VI), L.P. (“AAA Co-Invest VI”) of $92.2 million, $26.7 million, and $18.8 million, respectively, during the three months ended September 30, 2015 compared to the same period in 2014. The increase in carried interest income earned from AAA and other funds that invest in Athene was primarily driven by appreciation on their investment in Athene as compared to the three months ended September 30, 2014. The increase in carried interest income earned from Fund VI was primarily attributable to the non-recurrence of net losses related to publicly marked securities in the fund’s portfolio and the non-recurrence of net losses with respect to certain of the fund’s investments that were sold subsequent to September 30, 2014. The decreases in carried interest income earned from Fund VII and ANRP I were primarily driven by depreciation in their energy-related portfolio holdings. Additionally, the decrease from Fund VII was driven by the non-recurrence of carried interest income of approximately $57 million with respect to certain of the fund’s investments that were sold subsequent to September 30, 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $37.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to Fund VII, ANRP I, and Fund VIII of $26.2 million, $3.6 million and $2.3 million, respectively during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Management fees from affiliates decreased by $17.6 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to decreases in management fees earned with respect to Fund VI and Fund VII of $7.1 million and $8.0 million, respectively, due to lower invested capital during the nine months ended September 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $140.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to a decrease in carried interest income earned from Fund VII, ANRP I, and Fund V of $333.8 million, $41.0 million, and $30.4 million, respectively, partially offset by increased carried interest income earned from Fund VI, AAA and other funds that invest in Athene, and AAA Co-Invest VI of $166.9 million, $64.1 million and $25.7 million, respectively, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decreases in carried interest income earned from Fund VII and ANRP I were primarily driven by depreciation in their energy-related portfolio holdings during the nine months ended September 30, 2015. Additionally, the decrease in carried interest income earned from Fund VII was attributable to the non-recurrence of carried interest income of approximately $220 million with respect to certain of the fund’s investments that were sold subsequent to September 30, 2014. The increase in carried interest income earned from Fund VI for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily a result of $80 million of carried interest loss relating to one of the fund’s public portfolio companies during the nine months ended September 30, 2014 that did not recur in the current period, and an increase in carried interest income earned with respect to the fund’s public portfolio company holdings during the current period. The increase in carried interest income earned from AAA and other funds that invest in Athene was primarily driven by appreciation on their investment in Athene as compared to the nine months ended September 30, 2014.
Expenses
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Compensation and benefits expense decreased by $4.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to a decrease in profit sharing expense of $6.8 million as a result of a corresponding decrease in carried interest income earned from Fund VII as discussed above. This was offset by an increase in salary, bonus and benefits of $3.4 million due to an increase in headcount after September 30, 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Compensation and benefits expense decreased by $110.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to a decrease in profit sharing expense of $101.9 million as a result of a corresponding decrease in carried interest income, and a decrease in equity-based compensation of $16.0 million during the nine months ended September 30, 2015 as compared to the nine months ended September

30, 2014. Equity-based compensation was higher during the nine months ended September 30, 2014 as compared to the same period in 2015 as a result of non-cash expense of $17.9 million in connection with the departure of an executive officer during the nine months ended September 30, 2014. These decreases were offset by an increase in salary, bonus and benefits of $7.9 million due to an increase in headcount after September 30, 2014.
Other expenses decreased by $3.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to decreases in professional fees and general and administrative expenses of $1.7 million and $1.1 million, respectively, as a result of lower technology expense during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Other Income
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net gains from investment activities increased by $5.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene of $5.9 million during the three months ended September 30, 2015.
Income from equity method investments increased by $2.8 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was driven by a $10.3 million increase in the value of Apollo’s ownership interest in AAA. This increase was offset by decreases in the values of our private equity investments held, primarily from Apollo’s ownership interests in Fund VII, ANRP I and Fund VIII of $4.4 million, $1.4 million and $1.2 million, respectively, during the three months ended September 30, 2015 as compared to the same period in 2014.
Other loss, net decreased by $1.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily due to a $2.3 million increase in foreign exchange gains of during the three months ended September 30, 2015 compared to the same period in 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net interest expense increased by $2.1 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 9 to our condensed consolidated financial statements.
Net gains from investment activities increased by $5.9 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to a $5.9 million unrealized gain on the Company’s investment in Athene during the nine months ended September 30, 2015.
Income from equity method investments decreased by $14.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was driven by decreases in the values of our private equity investments held, primarily from Apollo’s ownership interests in Fund VII and AION of $16.7 million and $5.1 million, respectively, during the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease was offset by an $8.1 million increase in the value of Apollo’s ownership interest in AAA.

Credit
The following tables set forth segment statement of operations information and EI for the “management” and “incentive” businesses within our credit segment for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014			Total Change	Percentage Change
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$4,141	$—	$4,141	$58,593	$—	$58,593	$(54,452)	(92.9)%
Management fees from affiliates	141,706	—	141,706	139,645	—	139,645	2,061	1.5
Carried interest income from affiliates:
Unrealized losses(2)	—	(15,056)	(15,056)	—	(107,159)	(107,159)	92,103	(85.9)
Realized gains	9,285	13,046	22,331	12,106	120,323	132,429	(110,098)	(83.1)
Total Revenues	155,132	(2,010)	153,122	210,344	13,164	223,508	(70,386)	(31.5)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	56,945	—	56,945	60,422	—	60,422	(3,477)	(5.8)
Equity-based compensation	6,896	—	6,896	5,590	—	5,590	1,306	23.4
Profit sharing expense	—	12,739	12,739	—	16,002	16,002	(3,263)	(20.4)
Total compensation and benefits	63,841	12,739	76,580	66,012	16,002	82,014	(5,434)	(6.6)
Other expenses	31,333	—	31,333	40,579	—	40,579	(9,246)	(22.8)
Total Expenses	95,174	12,739	107,913	106,591	16,002	122,593	(14,680)	(12.0)
Other Income:
Net interest expense	—	(3,003)	(3,003)	—	(3,776)	(3,776)	773	(20.5)
Net gains from investment activities	—	75,340	75,340	—	116	116	75,224	NM
Income (loss) from equity method investments	—	(1,949)	(1,949)	—	3,115	3,115	(5,064)	NM
Other income (loss), net	157	(305)	(148)	1,590	(1,479)	111	(259)	NM
Total Other Income (Loss)	157	70,083	70,240	1,590	(2,024)	(434)	70,674	NM
Non-Controlling Interests	(2,697)	—	(2,697)	(3,174)	—	(3,174)	477	(15.0)
Economic Income	$57,418	$55,334	$112,752	$102,169	$(4,862)	$97,307	$15,445	15.9%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014			Total Change	Percentage Change
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$13,913	$—	$13,913	$191,682	$—	$191,682	$(177,769)	(92.7)%
Management fees from affiliates	421,790	—	421,790	405,879	—	405,879	15,911	3.9
Carried interest income from affiliates:
Unrealized losses(2)	—	(67,748)	(67,748)	—	(67,883)	(67,883)	135	(0.2)
Realized gains	30,874	77,874	108,748	30,579	225,835	256,414	(147,666)	(57.6)
Total Revenues	466,577	10,126	476,703	628,140	157,952	786,092	(309,389)	(39.4)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	162,618	—	162,618	166,936	—	166,936	(4,318)	(2.6)
Equity-based compensation	18,794	—	18,794	39,374	—	39,374	(20,580)	(52.3)
Profit sharing expense	—	26,853	26,853	—	91,744	91,744	(64,891)	(70.7)
Total compensation and benefits	181,412	26,853	208,265	206,310	91,744	298,054	(89,789)	(30.1)
Other expenses	95,514	—	95,514	112,768	—	112,768	(17,254)	(15.3)
Total Expenses	276,926	26,853	303,779	319,078	91,744	410,822	(107,043)	(26.1)
Other Income:
Net interest expense	—	(10,107)	(10,107)	—	(5,743)	(5,743)	(4,364)	76.0
Net gains from investment activities	—	100,387	100,387	—	8,949	8,949	91,438	1,021.8
Income (loss) from equity method investments	—	(2,654)	(2,654)	—	21,234	21,234	(23,888)	NM
Other income (loss), net	3,507	(1,584)	1,923	7,148	10,962	18,110	(16,187)	(89.4)
Total Other Income	3,507	86,042	89,549	7,148	35,402	42,550	46,999	110.5
Non-Controlling Interests	(8,766)	—	(8,766)	(9,554)	—	(9,554)	788	(8.2)
Economic Income	$184,392	$69,315	$253,707	$306,656	$101,610	$408,266	$(154,559)	(37.9)%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the nine months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $54.5 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease was primarily driven by a decrease in monitoring fees from Athene of $57.7 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) during the three months ended September 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $18.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to a decrease in carried interest income earned from EPF I, ACLF, Apollo Credit Master Fund and SCRF III of $17.9 million, $11.5 million, $9.0 million and $7.6 million, respectively, partially offset by increased carried interest income earned from EPF II, COF III and FCI II of $14.6 million, $9.9 million and $7.4 million, respectively.
The decrease in carried interest income from EPF I was attributable to favorable market activity in financial sector assets during the three months ended September 30, 2014 as compared to the three months ended September 30, 2015. The decrease in carried interest income from ACLF was attributable to market value declines in concentrated positions in the energy sector which were more significant during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Apollo Credit Master Fund had decreases in carried interest income spread across the energy, metals and mining, media, healthcare and retail sectors in the three months ended September 30, 2015 as compared to September 30, 2014. The decrease in carried interest income from SCRF III was due to a reversal of unrealized gains on structured credit investments during the three months ended September 30, 2015 resulting in negative unrealized carried interest income for the period.
The above decreases in carried interest income were offset by increases in carried interest earned from various funds. The increase in carried interest income earned from EPF II was related to real estate positions which increased in value at a more accelerated rate during the three months ended September 30, 2015 compared to the same period in 2014. The increase in carried interest income from COF III was attributable to the non-recurrence of carried interest losses related to the fund’s investments in the energy and metals and mining sectors that occurred during the three months ended September 30, 2014. As COF III was not in carry during the three months ended September 30, 2015, further decreases in the fund’s investments did not result in any additional losses in carried interest income. The carried interest income from FCI II during the three months ended September 30, 2015 was a result of an increase in the value of the fund’s life settlements investments based on observed market transactions.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Advisory and transaction fees from affiliates, net, decreased by $177.8 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was primarily driven by a decrease in monitoring fees from Athene of $165.9 million as a result of the termination of the Athene Services Agreement (as described in note 12 to the condensed consolidated financial statements) during the nine months ended September 30, 2015 compared to the same period in 2014.
Management fees from affiliates increased by $15.9 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to increases in management fees earned from COF III of $9.2 million and MidCap of $5.5 million during the nine months ended September 30, 2015 compared to the same period in 2014.
Carried interest income from affiliates decreased by $147.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to a decrease in carried interest income earned from EPF I, an SIA, EPF II and ACLF of $51.6 million, $36.4 million, $35.6 million and $21.6 million, respectively, partially offset by increased carried interest income earned from FCI II of $25.8 million.
The decrease in carried interest income from EPF I was attributable to the non-recurrence of appreciation of investments in the consumer finance sector during the nine months ended September 30, 2014. Carried interest income from EPF II decreased as a result of market value declines in the fund’s investments in the financial sector compared to the nine months ended September 30, 2014. Carried interest income from one of the SIAs the Company manages and ACLF decreased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to market value declines in carried interest income across investments in energy and natural resources. These decreases were offset by an increase in carried interest income fro

m FCI II during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. FCI II’s portfolio had unrealized market value increases in its life settlements investments, as a result of an increase in the value of the fund’s investments based on observed market transactions. During the nine months ended September 30, 2014 the fund was early in its life, and had recent purchases therefore the similar appreciation did not occur.
Expenses
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Compensation and benefits expense decreased by $5.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily due to decreases in salary, bonus and benefits expense and profit sharing expense of $3.5 million and $3.3 million, respectively. Salary, bonus and benefits expense decreased primarily due to lower compensation in 2015 related to AAM and profit sharing expense decreased as a result of a corresponding decrease in carried interest income during the three months ended September 30, 2015 as compared to the same period in 2014. In any quarter the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Other expenses decreased by $9.2 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The change was primarily driven by a decrease in placement fees with respect to COF III of $6.3 million and a decrease in general and administrative fees of $3.2 million primarily attributable to lower technology expenses during the three months ended September 30, 2015 compared to the same period in 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Compensation and benefits expense decreased by $89.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The change was primarily due to a decrease in profit sharing expense of $64.9 million as a result of a corresponding decrease in carried interest income and a decrease in equity-based compensation of $20.6 million during the nine months ended September 30, 2015 as compared to the same period in 2014. In any year the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. Equity-based compensation decreased during the nine months ended September 30, 2015 as compared to the same period in 2014 as a result of non-cash expense of $23.2 million in connection with the departure of an executive officer during the nine months ended September 30, 2014.
Other expenses decreased by $17.3 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The change was primarily driven by a decrease in general and administrative fees of $6.3 million primarily attributable to lower technology expenses, a decrease in placement fees with respect to COF III of $6.3 million and a decrease in professional fees of $3.2 million primarily attributable to lower consulting fees during the nine months ended September 30, 2015 compared to the same period in 2014.
Other Income
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net gains from investment activities increased by $75.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene of $74.8 million during the three months ended September 30, 2015 compared to the same period in 2014.
Income from equity method investments decreased by $5.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was driven by decreases in the values of investments in certain of our credit funds, primarily from Apollo’s ownership interests in AINV, certain SIAs, EPF I and AEOF of $1.7 million, $1.5 million, $0.9 million, and $0.5 million, respectively, during the three months ended September 30, 2015 as compared to the same period in 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net interest expense increased by $4.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to additional interest expense incurred during the nine months ended September 30, 2015 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 9 to our condensed consolidated financial statements.

Net gains from investment activities increased by $91.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to a $87.2 million unrealized gain on the Company’s investment in Athene during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Income from equity method investments decreased by $23.9 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was driven by decreases in the values of investments in certain of our credit funds, primarily from Apollo’s ownership interests in AINV, certain SIAs, EPF I, ACLF, and COF III of $7.9 million, $4.0 million, $3.2 million, $2.3 million and $1.7 million, respectively, during the nine months ended September 30, 2015 as compared to the same period in 2014.
Other income, net decreased by $16.2 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a $12.4 million unrealized gain on Athene-related derivative contracts during the nine months ended September 30, 2014 that did not recur in 2015 as a result of settlement of these derivative contracts during 2014.
Real Estate
The following tables set forth our segment statement of operations information and EI for the “management” and “incentive” businesses within our real estate segment for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014			Total Change	Percentage Change
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$399	$—	$399	$803	$—	$803	$(404)	(50.3)%
Management fees from affiliates	13,176	—	13,176	11,200	—	11,200	1,976	17.6
Carried interest income from affiliates:
Unrealized gains (losses)	—	3,334	3,334	—	(3,606)	(3,606)	6,940	NM
Realized gains	—	46	46	—	—	—	46	NM
Total Revenues	13,575	3,380	16,955	12,003	(3,606)	8,397	8,558	101.9
Expenses:
Compensation and benefits:
Salary, bonus and benefits	9,982	—	9,982	7,610	—	7,610	2,372	31.2
Equity-based compensation	1,068	—	1,068	1,007	—	1,007	61	6.1
Profit sharing expense	—	1,312	1,312	—	(3,270)	(3,270)	4,582	NM
Total compensation and benefits	11,050	1,312	12,362	8,617	(3,270)	5,347	7,015	131.2
Other expenses	5,753	—	5,753	5,588	—	5,588	165	3.0
Total Expenses	16,803	1,312	18,115	14,205	(3,270)	10,935	7,180	65.7
Other Income:
Net interest expense	—	(759)	(759)	—	(666)	(666)	(93)	14.0
Income from equity method investments	—	1,147	1,147	—	641	641	506	78.9
Other income (loss), net	4	—	4	(345)	—	(345)	349	NM
Total Other Income (Loss)	4	388	392	(345)	(25)	(370)	762	NM
Economic Income (Loss)	$(3,224)	$2,456	$(768)	$(2,547)	$(361)	$(2,908)	$2,140	(73.6)%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014			Total Change	Percentage Change
	Management	Incentive	Total	Management	Incentive	Total
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$2,866	$—	$2,866	$1,752	$—	$1,752	$1,114	63.6%
Management fees from affiliates	36,212	—	36,212	36,188	—	36,188	24	0.1
Carried interest income from affiliates:
Unrealized gains (losses)	—	3,974	3,974	—	(2,962)	(2,962)	6,936	NM
Realized gains	—	3,712	3,712	—	3,998	3,998	(286)	(7.2)
Total Revenues	39,078	7,686	46,764	37,940	1,036	38,976	7,788	20.0
Expenses:
Compensation and benefits:
Salary, bonus and benefits	28,065	—	28,065	22,476	—	22,476	5,589	24.9
Equity-based compensation	3,151	—	3,151	7,537	—	7,537	(4,386)	(58.2)
Profit sharing expense	—	4,062	4,062	—	(1,055)	(1,055)	5,117	NM
Total compensation and benefits	31,216	4,062	35,278	30,013	(1,055)	28,958	6,320	21.8
Other expenses	17,242	—	17,242	16,137	—	16,137	1,105	6.8
Total Expenses	48,458	4,062	52,520	46,150	(1,055)	45,095	7,425	16.5
Other Income:
Net interest expense	—	(2,157)	(2,157)	—	(1,373)	(1,373)	(784)	57.1
Income from equity method investments	—	2,283	2,283	—	4,464	4,464	(2,181)	(48.9)
Other income, net	1,401	—	1,401	180	—	180	1,221	NM
Total Other Income (Loss)	1,401	126	1,527	180	3,091	3,271	(1,744)	(53.3)
Economic Income (Loss)	$(7,979)	$3,750	$(4,229)	$(8,030)	$5,182	$(2,848)	$(1,381)	48.5%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 15 to our condensed consolidated financial statements for more detail on the reclassifications within our three segments.

Revenues
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Management fees from affiliates increased by $2.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to increases in management fees earned with respect to a real estate manager acquired in a strategic acquisition and Apollo U.S. Real Estate Fund II of $1.1 million and $0.8 million, respectively.

Carried interest income from affiliates increased by $7.0 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to an increase in carried interest income earned from CPI European funds, the AGRE U.S. Real Estate Fund, and London Prime Apartments of $4.9 million, $1.1 million, and $1.0 million, respectively. The increase in carried interest income in AGRE U.S. Real Estate Fund and London Prime Apartments was a result of improved performance across many of the funds’ underlying investments during the three months ended September 30, 2015 as compared to the same period in 2014 as a result of higher global real estate values. The increase in carried interest income from the CPI European funds was attributable to the non-recurrence of a loss on an investment in a publicly marked security sold subsequent to September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Advisory and transaction fees from affiliates, net, increased by $1.1 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was attributable to an increase in net transaction fees earned in connection with the AGRE Debt Fund I of $1.2 million during the nine months ended September 30, 2015.

Carried interest income from affiliates increased by $6.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to an increase in carried interest income earned from CPI European funds and London Prime Apartments of $4.9 million, and $2.1 million, respectively. The increase in carried interest income was primarily driven by improved performance across many of the funds’ underlying investments, in particular for London Prime Apartments and higher global real estate values. The increase in carried interest income from the CPI European funds was attributable to the realization of an investment in a publicly marked security during the nine months ended September 30, 2015, whose share price had declined during the same period in the prior year.
Expenses
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Compensation and benefits increased by $7.0 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This change was primarily attributable to increases in profit sharing expense and salary, bonus and benefits of $4.6 million and $2.4 million, respectively, as a result of a corresponding increase in carried interest income earned from our real estate funds and an increase in headcount after September 30, 2014, respectively.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Compensation and benefits increased by $6.3 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily attributable to an increase in profit sharing expense and salary, bonus and benefits of $5.1 million and $5.6 million, respectively, as a result of a corresponding increase in carried interest income earned from our real estate funds and an increase in headcount, respectively. These increases were offset by a decrease in equity-based compensation of $4.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Other expenses increased by $1.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase is primarily attributable to an increase in professional fees and general, administrative and other expenses incurred of $0.4 million and $0.4 million, respectively, during the nine months ended September 30, 2015 compared to the same period in 2014.
Other Income
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Income from equity method investments increased by $0.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase is primarily attributable to a $0.6 million increase in income from our equity method investment in the AGRE U.S Real Estate Fund, L.P. during the three months ended September 30, 2015 compared to the same period in the prior year.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Income from equity method investments decreased by $2.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was driven by a $2.6 million decrease in income from our equity method investment in ARI offset by a $0.4 million increase in income from our equity method investment in AGRE U.S. Real Estate Fund, L.P. during the nine months ended September 30, 2015 compared to the same period in the prior year.
Other income increased by $1.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This change was primarily driven by a $0.6 million increase in income from foreign exchange gains during the nine months ended September 30, 2015 compared to the same period in the prior year.

Summary Combined Segment Results for Management Business and Incentive Business
The following tables combine our reportable segments’ statements of operations information and supplemental performance measure, EI, for our management and incentive businesses for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Management Business
Revenues:
Advisory and transaction fees from affiliates, net	$9,276	$71,321	$34,269	$248,173
Management fees from affiliates	226,758	227,693	678,744	680,381
Carried interest income from affiliates	9,285	12,106	30,874	30,579
Total Revenues	245,319	311,120	743,887	959,133
Expenses:
Salary, bonus and benefits	94,110	91,823	271,345	262,185
Equity-based compensation	14,938	14,626	45,412	86,346
General, administrative and other	21,731	23,797	66,111	73,105
Professional fees	17,294	17,675	52,122	56,599
Occupancy	10,196	9,979	30,413	30,300
Placement fees	2,585	8,760	5,176	14,035
Depreciation and amortization	2,606	2,556	7,907	7,685
Total Expenses	163,460	169,216	478,486	530,255
Other income (loss), net	118	(347)	6,651	8,087
Non-Controlling Interests	(2,697)	(3,174)	(8,766)	(9,554)
Economic Income	$79,280	$138,383	$263,286	$427,411

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Incentive Business
Revenues:
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	$(179,086)	$(560,271)	$(328,921)	$(824,334)
Realized gains	115,230	490,291	417,761	1,194,744
Total Revenues	(63,856)	(69,980)	88,840	370,410
Expenses:
Compensation and Benefits:
Profit sharing expense:
Unrealized profit sharing expense	(79,858)	(221,522)	(118,522)	(259,493)
Realized profit sharing expense	67,865	214,984	210,233	512,901
Total Profit Sharing Expense	(11,993)	(6,538)	91,711	253,408
Other Income:
Net interest expense	(6,187)	(7,076)	(19,703)	(12,475)
Other income (loss), net	(305)	(1,479)	(1,422)	12,561
Net gains from investment activities	81,244	116	107,289	8,949
Income from equity method investments	3,025	4,825	18,217	58,986
Total Other Income (Loss)	77,777	(3,614)	104,381	68,021
Economic Income (loss)	$25,914	$(67,056)	$101,510	$185,023

(1)
Included in unrealized carried interest losses from affiliates for the three and nine months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Summary
Below is the summary of our total reportable segments, including management and incentive businesses, and a reconciliation of EI to Net Income Attributable to Apollo Global Management, LLC reported in our condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues	$181,463	$241,140	$832,727	$1,329,543
Expenses	151,467	162,678	570,197	783,663
Other income	77,895	(3,961)	111,032	76,108
Non-Controlling Interests	(2,697)	(3,174)	(8,766)	(9,554)
Economic Income	105,194	71,327	364,796	612,434
Income tax provision	(6,591)	(29,376)	(21,197)	(96,962)
Net income attributable to Non-Controlling Interests in Apollo Operating Group	(55,347)	(42,955)	(186,507)	(350,050)
Transaction-related charges and equity-based compensation(1)	(2,205)	3,214	(28,686)	(19,375)
Net Income Attributable to Apollo Global Management, LLC	$41,051	$2,210	$128,406	$146,047

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
The following table is a summary of DE for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Management Business Economic Income	$79,280	$138,383	$263,286	$427,411
Less: Non-cash revenues(1)	(842)	(57,979)	(4,469)	(168,865)
Add back: Equity-based compensation	14,938	14,626	45,412	86,346
Add back: Depreciation and amortization	2,606	2,556	7,907	7,685
Management Business Distributable Earnings	$95,982	$97,586	$312,136	$352,577

Incentive Business Economic Income (Loss)	$25,914	$(67,056)	$101,510	$185,023
Less: Non-cash carried interest income(2)	—	—	(29,900)	—
Add back: Net unrealized carried interest loss	99,228	338,749	210,399	564,841
Less: Unrealized investment and other (income) loss(3)	(76,545)	2,944	(101,936)	(43,577)
Incentive Business Distributable Earnings	$48,597	$274,637	$180,073	$706,287

Distributable Earnings	$144,579	$372,223	$492,209	$1,058,864
Taxes and related payables(4)	(2,027)	(29,429)	(6,290)	(76,774)
Distributable Earnings After Taxes and Related Payables	$142,552	$342,794	$485,919	$982,090

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

The following table is a reconciliation of distributable earnings per share of common and equivalents(1) to net distribution per share of common and equivalents for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$142,552	$342,794	$485,919	$982,090
Add back: Tax and related payables attributable to common and equivalents	27	26,908	87	68,177
Distributable Earnings before certain payables(2)	142,579	369,702	486,006	1,050,267
Percent to common and equivalents	47%	45%	47%	44%
Distributable Earnings before other payables attributable to common and equivalents	68,953	167,867	224,250	465,758
Less: Tax and related payables attributable to common and equivalents	(27)	(26,908)	(87)	(68,177)
Distributable Earnings attributable to common and equivalents	$68,926	$140,959	$224,163	$397,581
Distributable Earnings per share of common and equivalent(3)	$0.36	$0.77	$1.19	$2.22
Retained capital per share of common and equivalent(3)(4)	(0.01)	(0.04)	(0.09)	(0.19)
Net distribution per share of common and equivalent(3)	$0.35	$0.73	$1.10	$2.03

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents distributable earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(3)	Per share calculations are based on end of period total Class A shares outstanding and RSUs that participate in distributions.

(4)	Retained capital is withheld pro-rata from common and equivalent holders and AOG unitholders.

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

The table below sets forth fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest for the three and nine months ended September 30, 2015 and 2014, and a reconciliation of net income attributable to Apollo Global Management, LLC to EI, fee-related EBITDA and fee-related EBITDA + 100% of net realized carried interest.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Management Business Economic Income	$79,280	$138,383	$263,286	$427,411
Equity-based compensation(1)	14,938	14,626	45,412	86,346
Depreciation and amortization(2)	2,606	2,556	7,907	7,685
Fee-Related EBITDA	$96,824	$155,565	$316,605	$521,442
Total realized carried interest	115,230	490,291	417,761	1,194,744
Total realized profit sharing expense	(67,865)	(214,984)	(210,233)	(512,901)
Net realized carried interest	47,365	275,307	207,528	681,843
Fee-Related EBITDA + 100% of Net Realized Carried Interest	$144,189	$430,872	$524,133	$1,203,285
Net unrealized carried interest loss	(99,228)	(338,749)	(210,399)	(564,841)
Other income (loss)	77,777	(3,614)	104,381	68,021
Depreciation and amortization(2)	(2,606)	(2,556)	(7,907)	(7,685)
Equity-based compensation(1)	(14,938)	(14,626)	(45,412)	(86,346)
Economic Income	$105,194	$71,327	$364,796	$612,434

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. Excludes equity-based compensation expense comprising amortization of AOG Units.

(2)	Includes amortization of leasehold improvements.

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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are summarized and discussed within the table and corresponding commentary below:

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating Activities	$565,760	$(288,112)
Investing Activities	(150,415)	7,355
Financing Activities	(781,240)	614,203
Net (Decrease) Increase in Cash and Cash Equivalents	$(365,895)	$333,446

Operating Activities
Our net cash provided by (used in) operating activities was $565.8 million and ($288.1) million during the nine months ended September 30, 2015 and 2014, respectively. These amounts were primarily driven by:

•
net income of $326.1 million and $644.2 million during the nine months ended September 30, 2015 and 2014, respectively, as well as non-cash adjustments of ($21.7) million and $95.5 million, respectively;

•
net decrease in our carried interest receivable of $258.3 million and $854.8 million during the nine months ended September 30, 2015 and 2014, respectively, due to a change in the fair value of our carry funds of ($193.4) million and ($393.3) million during the nine months ended September 30, 2015 and 2014, respectively, offset by fund distributions to the Company (net of non-cash settlements) of $451.7 million and $1,248.1 million during the nine months ended September 30, 2015 and 2014, respectively;

•	net increase in our deferred revenue of $4.1 million and $36.7 million during the nine months ended September 30, 2015 and 2014, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $8,734.7 million, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $6,985.8 million during the nine months ended September 30, 2014; and

•	net cash settlements of our due to affiliates of ($9.3) million and ($70.4) million during the nine months ended September 30, 2015 and 2014, respectively.
Investing Activities
Our net cash (used in) provided by investing activities was ($150.4) million and $7.4 million during the nine months ended September 30, 2015 and 2014, respectively. These amounts were primarily driven by:

•	cash contributions to, net of distributions from, our equity method investments of $97.6 million and $40.1 million during the nine months ended September 30, 2015 and 2014, respectively;

•	purchases of investments in the amount of $25.0 million during the nine months ended September 30, 2015;

•	loans made to Apollo employees in the amount of $25.0 million during the nine months ended September 30, 2015; and

•	proceeds from sales of investments in the amount of $50.0 million during the nine months ended September 30, 2014.
Financing Activities
Our net cash (used in) provided by financing activities was ($781.2) million and $614.2 million during the nine months ended September 30, 2015 and 2014, respectively. These amounts were primarily driven by:

•
payments made towards the satisfaction of our tax receivable agreement liability of $48.4 million and $32.0 million during the nine months ended September 30, 2015 and 2014, respectively (see note 12 for further discussion);

•	cash distributions paid to our Class A shareholders of $275.9 million and $380.5 million during the nine months ended September 30, 2015 and 2014, respectively;

•	net issuance and repayment of debt held by consolidated VIEs in the amount of $1,669.2 million during the nine months ended September 30, 2014; and

•	cash distributions paid to our Non-Controlling Interests in the Apollo Operating Group of $377.7 million and $628.6 million during the nine months ended September 30, 2015 and 2014, respectively.
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

As of September 30, 2015, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 110% and 104% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%.  As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of September 30, 2015, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $99.7 million. Based on the Company’s current estimates, the reduction of fees will extend until 2017 in order for CalPERS to receive the full benefit of this arrangement.
The Company granted 1,010,963 RSUs during the nine months ended September 30, 2015. The average estimated fair value per share on the grant date was $18.05 per RSU with a total fair value of the grants of $18.2 million at September 30, 2015. This will impact the Company’s compensation expense as these grants are amortized over their vesting terms of three to six years. The Company expects to incur annual compensation expense on all grants, net of forfeitures, of approximately $18.3 million, $52.4 million, $33.8 million, $17.4 million, $14.6 million and $5.6 million during the years ended December 31, 2015, 2016, 2017, 2018, 2019, and 2020 and thereafter, respectively.
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
On October 9, 2015, the Company issued 518,849 Class A shares in settlement of vested RSUs.  These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 45.3% to 45.4%.
On October 28, 2015, the Company declared a cash distribution of $0.35 per Class A share, which will be paid on November 30, 2015 to holders of record on November 20, 2015.
On November 3, 2015, the Company issued 1,523,155 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 45.4% to 45.6%.

Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of September 30, 2015, all of Athene’s assets were managed by Athene Asset Management. Athene Asset Management had $60.2 billion of total AUM as of September 30, 2015 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $14.6 billion, or approximately 24.2%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene.
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
As part of its ongoing financial integration of Aviva USA, Athene identified material weaknesses in its internal controls over financial reporting for its U.S.     GAAP and statutory financials as of December 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If Athene fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results. While Athene was delayed in releasing financial statements within normal reporting periods over the past year, Athene released full year 2014 GAAP audited consolidated financial statements on September 9, 2015 and consolidated financial statements as of and for the six months ended June 30, 2015 on October 6, 2015. Notwithstanding these remediation efforts and delays in the release of its GAAP financial statements, Athene has continued to meet all regulatory filing deadlines with regard to financial statements prepared in accordance with Statutory Accounting principles and expects to do so for the quarter ended September 30, 2015.
As of September 30, 2015, Apollo changed the valuation method used to value the investment in Athene Holding from the embedded value approach to the GAAP book value multiple approach. This change was driven by developments in Athene’s business as noted below. See notes 5 and 12 to the condensed consolidated financial statements for further discussion regarding Athene and the investment in Athene Holding.
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
In February 2015, the FASB issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt this new guidance using the modified retrospective method, which results in an effective date of adoption of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the nine months ended September 30, 2015 in the condensed consolidated statements of operations have reflected the adoption of this accounting guidance as of January 1, 2015.
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
Assets and liabilities of the consolidated VIEs are shown in separate sections within the condensed consolidated statements of financial condition as of September 30, 2015 and December 31, 2014.
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

Investments, at Fair Value
The Company follows U.S. GAAP attributable to fair value measurements, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments at fair value represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option has been elected. The unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated variable interest entities, in the condensed consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:
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
Equity Method Investments. For equity investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. Income (loss) from equity method investments is recognized as part of other income (loss) in the condensed consolidated statements of operations and income (loss) on available-for-sale securities (from equity method investments) is recognized as part of other comprehensive income (loss), net of tax in the condensed consolidated statements of comprehensive income (loss). The carrying amounts of equity method investments are reflected in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
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
Valuation of Financial Instruments Held by Consolidated VIEs
The Company has adopted the measurement alternative included in the new collateralized financing entity (“CFE”) guidance, and has applied the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Amounts presented for the nine months ended September 30, 2015 in the condensed consolidated statements of operations have reflected the adoption of this accounting guidance as of January 1, 2015. Refer to the condensed consolidated statements of changes in shareholders’ equity.
Pursuant to the new CFE guidance, the Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The Company believes the fair value of the financial assets of the consolidated CLOs are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are being measured at fair value and the financial liabilities are being measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, the Company’s condensed consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
Fair Value Option. Apollo elected the fair value option for the Company’s investments in Athene Holding, RCAP and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo applied the fair value option for certain corporate loans, other investments and debt obligations held by these entities that otherwise would not have been carried at fair value. See notes 3, 4 and 5 to our condensed consolidated financial statements for further disclosure on the investments in Athene Holding, RCAP and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Goodwill and Intangible Assets—Goodwill and indefinite-life intangible assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite-life intangible assets, by contrast, are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-life intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-life intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization. At June 30, 2015, the Company performed its annual impairment testing and determined there was no impairment of goodwill or indefinite life intangible assets as of such time. Additionally, there was no impairment of indefinite-life intangible assets as of September 30, 2015.
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

No contributions relating to this plan were made by the Company for the three and nine months ended September 30, 2015 and 2014.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three and nine months ended September 30, 2015 and 2014 are presented in the table below for Plan Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Distribution Yield(1)	11.0%	12.6%	11.0%	14.8%
Discount Rate for Pre-Vesting Distributions not Accrued(2)	8.8%	12.3%	9.1%	12.4%

(1)	Calculated based on the historical distributions paid during the last twelve months and the Company’s share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Plan Grants:
Discount for the lack of distributions until vested(1)	26.1%	29.2%	26.2%	37.3%

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility and (iii) dividend yield. The weighted average for the inputs utilized for the shares granted during the three and nine months ended September 30, 2015 and 2014 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Plan Grants
Holding Period Restriction (in years)	0.6	0.6	0.6	0.6
Volatility(1)	22.6%	30.6%	24.0%	31.5%
Distribution Yield(2)	11.0%	12.6%	11.0%	14.8%
Bonus Grants
Holding Period Restriction (in years)	0.2	N/A	0.2	0.2
Volatility(1)	22.7%	N/A	22.2%	31.0%
Distribution Yield(2)	11.0%	N/A	10.8%	15.1%

(1)	The Company determined the expected volatility based on the volatility of the Company’s share price as of the grant date with consideration to comparable companies.

(2)	Calculated based on the historical distributions paid during the last twelve months and the Company’s share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Plan Grants:
Marketability discount for transfer restrictions(1)	3.8%	5.1%	3.9%	5.0%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.3%	N/A	2.2%	3.0%

(1)	Based on the Finnerty Model calculation.
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

Contractual Obligations, Commitments and Contingencies
As of September 30, 2015, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$9,577	$37,837	$35,894	$31,325	$30,728	$24,342	$169,703
Other long-term obligations(2)	5,042	8,842	5,282	4,889	2,329	—	26,384
2013 AMH Credit Facilities - Term Facility(3)	1,824	7,296	7,296	7,296	500,365	—	524,077
2013 AMH Credit Facilities - Revolver Facility(4)	156	625	625	625	8	—	2,039
2024 Senior Notes (5)	5,000	20,000	20,000	20,000	20,000	588,333	673,333
2014 AMI Term Facility I	77	306	306	306	15,125	—	16,120
2014 AMI Term Facility II	76	303	303	303	17,611	—	18,596
Obligations as of September 30, 2015	$21,752	$75,209	$69,706	$64,744	$586,166	$612,675	$1,430,252

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $4.0 million over the remaining periods of 2015 and thereafter.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$500 million of the outstanding Term Facility matures in January 2019. The interest rate on the $500 million Term Facility as of September 30, 2015 was 1.46%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of September 30, 2015 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of September 30, 2015 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds and affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of September 30, 2015 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments	% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments	Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5	8.40%	$401.6	2.19%	$1,217.3	$321.1
Fund VII	467.2	3.18	178.0	1.21	92.4	33.9
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.3	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
ANRP I	426.1	32.21	9.8	0.74	153.5	3.5
ANRP II	282.2	21.25	32.2	2.43	256.4	29.4
AION	151.5	18.34	50.0	6.05	106.9	35.0
APC	158.5	69.06	0.1	0.04	82.1	0.1
Apollo Rose, L.P.	215.7	100.00	—	—	57.4	—
A.A Mortgage Opportunities, L.P.	200.0	98.43	—	—	—	—
Champ, L.P.	76.3	100.00	19.5	25.56	11.7	3.0
Apollo Royalties Management, LLC	100.0	100.00	—	—	18.0	—
Credit:
EPF I(2)	300.3	20.74	19.8	1.37	49.8	4.6
EPF II(2)	410.8	12.25	63.0	1.88	172.5	28.7
COF I	449.2	30.26	29.7	2.00	237.1	4.2
COF II	30.5	1.93	23.4	1.48	0.8	0.6
COF III	358.1	10.45	83.1	2.43	134.9	31.4
ACLF	23.9	2.43	23.9	2.43	19.6	19.6
Palmetto	18.0	1.19	18.0	1.19	10.9	10.9
AIE II(2)	7.3	3.15	4.5	1.94	—	—
AIE III(2)	10.1	2.91	10.1	2.91	7.4	7.4
FCI	95.3	17.05	—	—	52.8	—
FCI II	244.6	15.72	—	—	129.8	—
Franklin Fund	9.9	9.09	9.9	9.09	—	—
Apollo Lincoln Fixed Income Fund	2.5	0.99	2.5	0.99	0.6	0.6
Apollo/Palmetto Loan Portfolio, L.P.	40.0	100.00	—	—	—	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0	100.00	—	—	—	—
AESI(2)	3.3	0.99	3.3	0.99	0.2	0.2
AESI II	2.8	0.99	2.8	0.99	1.8	1.8

AEC	7.3		2.50	3.2	1.08	2.5		1.1
ACSP	18.8		2.44	18.8	2.44	7.5		7.5
Apollo SK Strategic Investments, L.P.	2.0		0.99	2.0	0.99	0.4		0.4
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	7.9		7.52	—	—	—		—
Apollo Structured Credit Recovery Master Fund III, Ltd.	230.2		18.59	3.6	0.29	131.8		2.1
Apollo Zeus Strategic Investments, L.P.	14.0		3.38	14.0	3.38	4.8		4.8
Apollo Lincoln Private Credit Fund, L.P.	2.5		0.99	2.5	0.99	2.1		2.1
MidCap	1,063.9		72.97	79.9	5.48	294.7		29.4
AEOF	125.5		12.01	25.5	2.44	85.5		17.4
Union Street Partners	3.0		1.96	3.0	1.96	2.9		2.9
Apollo Tactical Income Fund	10.0		1.96	10.0	1.96	10.0		10.0
Apollo A-N Credit Fund	5.0		1.97	5.0	1.97	0.6		0.6
Apollo Hercules Partners, L.P.	7.5		2.44	7.5	2.44	7.5		7.5
Real Estate:
AGRE U.S. Real Estate Fund, L.P.	433.5	(1)	69.46	16.2	2.45	134.0	(1)	3.3
Apollo U.S. Real Estate Fund II, L.P.	321.9		90.83	7.0	1.97	266.0		5.8
BEA/AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—		—
AGRE Asia Co-Invest I Limited	50.0		100.00	—	—	35.7		—
CAI Strategic European Real Estate Ltd.	16.2		92.13	—	—	3.1		—
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(2)	6.1		0.47	—	—	0.5		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.4		—
London Prime Apartments Guernsey Holdings Limited(3)	26.8		7.80	0.8	0.23	6.7		0.2
2012 CMBS I Fund, L.P.	89.5		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	96.6		100.00	—	—	—		—
AGRE Cobb West Investor, L.P.	22.1		86.41	0.1	0.39	2.0		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Apollo-IC, L.P. (Shanghai Village)	0.8		2.96	0.8	2.96	0.4		0.4
Other:
Apollo SPN Investments I, L.P.	36.4		0.90	36.4	0.90	31.4		31.4
Total	$9,404.8			$1,231.0		$3,861.5		$663.3

(1)
Figures for AGRE U.S. Real Estate Fund, L.P. include base, additional, and co-investment commitments. A co-investment vehicle within AGRE U.S. Real Estate Fund, L.P. is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.51 as of September 30, 2015.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2015.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.51 as of September 30, 2015.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo had unfunded capital commitments of $663.3 million at September 30, 2015.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR + 1.5% and subject to an annual commitment fee of 0.125%  on the unused portion of the loan. As of September 30, 2015, no advance on the AAA Investments Credit Agreement has been made by the Company.
The 2013 AMH Credit Facilities and 2024 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. The Company recorded an indemnification liability of $4.4 million as of September 30, 2015. As of December 31, 2014, the Company had not recorded an obligation for any previously made distributions.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that has been recognized by Apollo through September 30, 2015 and that would be reversed approximates $2.5 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund. As of September 30, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income of $63.3 million. See note 13 to the condensed consolidated statements for further information regarding the general partner obligation.

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
The fair value of our financial assets and liabilities of our funds may fluctuate in response to changes in the value of investments, foreign exchange, commodities and interest rates. The net effect of these fair value changes impacts the gains and losses from investments in our statements of operations. However, the majority of these fair value changes are absorbed by the Non-Controlling Interests.
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
In our capacity as investment manager of the funds we manage, we continuously monitor a variety of markets for attractive opportunities for managing risk. For example, certain of the funds we manage may put in place foreign exchange hedges or borrowings with respect to certain foreign currency denominated investments to provide a hedge against foreign exchange exposure.
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
See note 13 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.

ITEM 1A.     RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors for the three months ended September 30, 2015.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On July 10, 2015, July 31, 2015 and August 7, 2015, we issued 497,918, 1,875,385 and 3,010 Class A shares, net of taxes, respectively, to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with deliveries of shares to participants in the Company’s 2007 equity incentive plan for an aggregate purchase price of $10,695,279, $38,764,208 and $62,217, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.

Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Class A shares during the three months ended September 30, 2015:

Period	Total Number of Class A Shares Purchased	(1)	Average Price Paid per Share
July 1, 2015 through July 31, 2015	—		—
August 1, 2015 through August 31, 2015	998		$21.94
September 1, 2015 through September 30, 2015	—		—
	998

(1)
During the three months ended September 30, 2015, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions and not pursuant to a publicly-announced repurchase plan or program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

*2.1	Transaction Agreement, dated as of August 6, 2015, by and among AMH Holdings (Cayman), L.P., AR Capital, LLC and AR Global, LLC.

*2.2
Termination Agreement and Release, dated as of November 8, 2015, by and among AMH Holdings (Cayman), L.P., Apollo Management Holdings, L.P., Apollo Principal Holdings I, L.P., AR Capital, LLC, AR Global Investments, LLC, Nicholas S. Schorsch, Peter M. Budko, William M. Kahane, Edward M. Weil, Jr. and Brian S. Block.

*2.3	Membership Interest Purchase Agreement, dated as of August 6, 2015, by and among Apollo Management Holdings, L.P., RCS Capital Corporation and RCS Capital Holdings, LLC.

*2.4	First Amendment to the Membership Interest Purchase Agreement, dated as of August 19, 2015, by and among Apollo Management Holdings, L.P., RCS Capital Corporation and RCS Capital Holdings, LLC.

*2.5	Amended and Restated Membership Interest Purchase Agreement, dated as of November 8, 2015, by and among RCS Capital Corporation, RCS Capital Holdings, LLC and Apollo Management Holdings, L.P.

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

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

Exhibit Number	Exhibit Description

4.5
Second Supplemental Indenture dated as of January 30, 2015, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings X, L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

*4.6	Registration Rights Agreement, dated as of August 19, 2015, by and among RCS Capital Corporation and Apollo Principal Holdings I, L.P.

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

Exhibit Number	Exhibit Description

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

Exhibit Number	Exhibit Description

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

10.38
Second Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated November 30, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended June 30, 2015 (File No. 001-35107)).

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

Exhibit Number	Exhibit Description

+10.58
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

*10.59	Guaranty and Support Agreement, dated as of August 6, 2015, by and among AMH Holdings (Cayman), L.P., Nicholas S. Schorsch, Peter M. Budko, William M. Kahane, Edward M. Weil, Jr. and Brian S. Block.

*10.60	Investment Agreement, dated as of August 6, 2015, by and between Apollo Management Holdings, L.P. and RCS Capital Corporation.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: November 9, 2015	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)